Form 10-Q
period 2014-03-31
DANA HOLDING CORP
filed 2014-04-25
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2014
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 156,756,763 shares of the registrant’s common stock outstanding at April 11, 2014.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales	$1,688	$1,676
Costs and expenses
Cost of sales	1,454	1,462
Selling, general and administrative expenses	105	103
Amortization of intangibles	13	19
Restructuring charges, net	9	2
Other income (expense), net	(6)	2
Income from continuing operations before interest expense and income taxes	101	92
Interest expense	30	21
Income from continuing operations before income taxes	71	71
Income tax expense	34	27
Equity in earnings of affiliates	1	4
Income from continuing operations	38	48
Income (loss) from discontinued operations	(1)	2
Net income	37	50
Less: Noncontrolling interests net income	3	8
Net income attributable to the parent company	34	42
Preferred stock dividend requirements	3	8
Net income available to common stockholders	$31	$34

Net income per share available to parent company common stockholders:
Basic:
Income from continuing operations	$0.21	$0.22
Income (loss) from discontinued operations	$—	$0.01
Net income	$0.21	$0.23

Diluted:
Income from continuing operations	$0.19	$0.18
Income (loss) from discontinued operations	$—	$0.01
Net income	$0.19	$0.19

Weighted-average common shares outstanding
Basic	150.7	148.0
Diluted	177.0	214.4

Dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net income	$37	$50
Less: Noncontrolling interests net income	3	8
Net income attributable to the parent company	34	42

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(12)	(17)
Hedging gains and losses		3
Investment and other gains and losses		1
Defined benefit plans	7	8
Other comprehensive loss attributable to the parent company	(5)	(5)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	(1)	(2)
Other comprehensive loss attributable to noncontrolling interests	(1)	(2)

Total comprehensive income attributable to the parent company	29	37
Total comprehensive income attributable to noncontrolling interests	2	6
Total comprehensive income	$31	$43

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$1,116	$1,256
Marketable securities	144	110
Accounts receivable
Trade, less allowance for doubtful accounts of $6 in 2014 and $7 in 2013	961	793
Other	151	223
Inventories
Raw materials	361	337
Work in process and finished goods	362	333
Other current assets	124	113
Total current assets	3,219	3,165
Goodwill	106	106
Intangibles	215	227
Other noncurrent assets	192	196
Investments in affiliates	206	210
Property, plant and equipment, net	1,220	1,225
Total assets	$5,158	$5,129

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$32	$57
Accounts payable	939	804
Accrued payroll and employee benefits	141	161
Accrued restructuring costs	13	14
Taxes on income	47	35
Other accrued liabilities	183	197
Total current liabilities	1,355	1,268
Long-term debt	1,568	1,567
Pension and postretirement obligations	514	530
Other noncurrent liabilities	344	351
Total liabilities	3,781	3,716
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series B, $0.01 par value, 2,101,384 and 3,803,774 shares outstanding	206	372
Common stock, $0.01 par value, 450,000,000 shares authorized, 157,148,833 and 145,338,342 outstanding	2	2
Additional paid-in capital	3,015	2,840
Accumulated deficit	(788)	(812)
Treasury stock, at cost (21,914,062 and 18,742,288 shares)	(431)	(366)
Accumulated other comprehensive loss	(732)	(727)
Total parent company stockholders' equity	1,272	1,309
Noncontrolling equity	105	104
Total equity	1,377	1,413
Total liabilities and equity	$5,158	$5,129

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$37	$50
Depreciation	40	42
Amortization of intangibles	15	22
Amortization of deferred financing charges	1	1
Unremitted earnings of affiliates	1	(4)
Stock compensation expense	4	5
Deferred income taxes	(1)	(2)
Pension contributions, net	(2)	(16)
Interest payment received on payment-in-kind note receivable	40
Change in working capital	(145)	(109)
Other, net	10	(4)
Net cash provided by (used in) operating activities	—	(15)

Investing activities
Purchases of property, plant and equipment	(36)	(29)
Acquisition of business		(4)
Principal payment received on payment-in-kind note receivable	35
Purchases of marketable securities	(35)	(3)
Proceeds from maturities of marketable securities	2	1
Other	4	3
Net cash used in investing activities	(30)	(32)

Financing activities
Net change in short-term debt	(10)	(3)
Proceeds from long-term debt	1	53
Repayment of long-term debt	(12)	(30)
Dividends paid to preferred stockholders	(2)	(8)
Distributions to noncontrolling interests	(1)	(1)
Repurchases of common stock	(64)	(24)
Payments to acquire noncontrolling interests		(7)
Other	1
Net cash used in financing activities	(87)	(20)

Net decrease in cash and cash equivalents	(117)	(67)
Cash and cash equivalents – beginning of period	1,256	1,059
Effect of exchange rate changes on cash balances	(23)	(11)
Cash and cash equivalents – end of period	$1,116	$981

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our 2013 Form 10-K. Certain prior year amounts have been reclassified to conform to the 2014 presentation.

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

Translation of financial statements of Venezuelan subsidiaries

Venezuela’s economy is considered highly inflationary under GAAP. As such, we remeasure the financial statements of our Venezuelan subsidiaries as if their functional currency was the U.S. dollar.

Prior to 2014, the Venezuelan government through its Commission for the Administration of Foreign Exchange (CADIVI) maintained a fixed official exchange rate. The official exchange rate was fixed at 4.3 bolivars per U.S. dollar until February 2013 when the Venezuelan government devalued the bolivar to 6.3 bolivars per U.S. dollar. We recorded a $6 charge in the first quarter of 2013 associated with the devaluation of the official exchange rate. After the devaluation, CADIVI allowed certain obligations existing at the date of the devaluation to be settled at the former 4.3 rate. During the last nine months of 2013, we recognized $5 of gains on claims settled at the former 4.3 rate. In March 2013, the Venezuelan government announced the creation of the Complementary System of Foreign Currency Administration (SICAD), a supplementary currency auction system regulated by the Central Bank of Venezuela for purchases of U.S. dollars by certain eligible importers. During 2013, our Venezuelan subsidiaries were not eligible to utilize SICAD and therefore we continued to use the official exchange rate to remeasure the financial statements of our Venezuelan subsidiaries.

In the first quarter of 2014, the Venezuelan government transferred the administration of the official exchange rate to the National Center of Foreign Commerce (CENCOEX) and indicated that the official exchange rate of 6.3 would be increasingly reserved only for the settlement of U.S. dollar denominated obligations related to purchases of “essential goods and services.” In addition, the Venezuelan government expanded the entities and transactions that would be eligible to use SICAD. Transactions eligible for SICAD currently include foreign investments and payments of royalties. Also during the first quarter of 2014, the Venezuelan government announced the creation of SICAD 2, a market-based exchange mechanism regulated by the Central Bank of Venezuela. SICAD 2 may be used by all companies incorporated or domiciled in Venezuela who want to obtain U.S. dollars for any purpose.

With the recent expansion of SICAD and the formation of SICAD 2 there is uncertainty surrounding transactions that CENCOEX will allow to be transacted at the official exchange rate. In consultation with legal counsel we have determined that the SICAD rate, which we believe would apply to dividend remittances, is the appropriate rate to remeasure the bolivar denominated net monetary assets of our Venezuelan subsidiaries. Effective March 31, 2014, we ceased using the official exchange rate of 6.3 and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. The change to the SICAD rate resulted in a charge of $17 to other income (expense), net during the first quarter of 2014 which is included in the segment EBITDA of our Light Vehicle operating segment.

Recently adopted accounting pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance to clarify financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Generally, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. If the exception applies, the unrecognized tax benefit must be presented in the financial statements as a liability and not combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and must be made presuming disallowance of the tax position at the reporting date. This guidance became effective January 1, 2014 and is consistent with our past practice, so adoption did not impact our financial condition or results of operations.

In July 2013, the FASB issued guidance to provide for the inclusion of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR) swap rate. In addition, the guidance removed the restriction on using different benchmark interest rates for similar hedges. The guidance was effective upon issuance and can be applied for qualifying new or redesignated hedging relationships.

In March 2013, the FASB issued guidance to clarify existing requirements for the release – the recognition of an amount in the income statement – of the cumulative translation adjustment. The guidance applies to the release of cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. It also applies to the release of the cumulative translation adjustment when there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. The accounting for the financial interest within a foreign entity is the same regardless of the form of the transaction. This guidance, which became effective January 1, 2014, did not impact our financial condition or results of operations upon adoption but could affect our accounting for future transactions.

In February 2013, the FASB issued guidance related to obligations resulting from joint and several liability arrangements where the amount of the obligation is fixed at the reporting date. Obligations within the scope of the guidance include certain debt arrangements and settled litigation but not contingencies, guarantees, retirement benefits or income taxes. Adoption of this guidance, which became effective January 1, 2014, did not impact our financial condition or results of operations.

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

Divestiture of Structural Products business — In March 2010, we sold substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). We had received cash proceeds of $134 through the end of 2011, excluding amounts related to working capital adjustments and tooling. The $10 that remains as a receivable is supported by funds held in escrow. Those funds were to be released to Dana by June 2012; however, the buyer presented claims to the escrow agent seeking indemnification from Dana. The escrow agent is precluded from releasing the funds held in escrow until Dana and the buyer resolve the issues underlying the claims. The parties have begun an arbitration proceeding that is expected to conclude prior to the end of 2014. We do not presently believe that any obligation to indemnify the buyer will be material.

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

The loss from discontinued operations in the first quarter of 2014 includes legal fees and other costs associated with resolving claims and exit costs incurred in connection with retained properties. The income from discontinued operations for the quarter ended March 31, 2013 was the net result of recoveries of prior costs finalized during the quarter and restructuring expenses related to ongoing maintenance of retained properties.
The Longview facility was sold in March 2013 and a previously closed plant in Canada was sold in January 2014. The proceeds in both transactions approximated the carrying values of the facilities.

Note 4. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway operating segment.

Components of other intangible assets —

		March 31, 2014			December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$94	$(85)	$9	$94	$(83)	$11
Trademarks and trade names	16	4	(1)	3	4	(1)	3
Customer relationships	8	531	(413)	118	527	(399)	128
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$714	$(499)	$215	$710	$(483)	$227

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at March 31, 2014 were as follows: Light Vehicle — $14, Commercial Vehicle — $116, Off-Highway — $68 and Power Technologies — $17.

Amortization expense related to amortizable intangible assets —

	Three Months Ended March 31,
	2014	2013
Charged to cost of sales	$2	$3
Charged to amortization of intangibles	13	19
Total amortization	$15	$22

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2014 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2014	2015	2016	2017	2018
Amortization expense	$35	$22	$19	$16	$13

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

During the first quarter of 2014, we continued to implement certain headcount reduction programs, primarily in our Commercial Vehicle operation in Argentina. Including costs associated with this action and with other previously announced initiatives, restructuring expense during the first quarter of 2014 was $9, including $7 of severance and related benefits costs and $2 of exit costs.

Excluding $1 of costs associated with discontinued operations and attributable to exit costs, restructuring expense during the first quarter of 2013 was $2, all of which was attributable to exit costs associated with previously announced initiatives.

Restructuring charges and related payments and adjustments —

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2013, including noncurrent portion	$14	$11	$25
Activity during the period:
Charges to restructuring	7	2	9
Cash payments	(8)	(3)	(11)
Balance at March 31, 2014, including noncurrent portion	$13	$10	$23

At March 31, 2014, the accrued employee termination benefits relate to the reduction of approximately 200 employees to be completed over the next three years. The exit costs relate primarily to lease continuation obligations. We estimate cash expenditures to approximate $11 during the remainder of 2014 and $12 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives.

	Expense Recognized			Future Cost to Complete
	Prior to 2014	2014	Total to Date
Light Vehicle	$8	$1	$9	$6
Commercial Vehicle	28	8	36	13
Off-Highway	8		8
Power Technologies	2		2	1
Corporate			—	4
Discontinued operations	2		2
Total	$48	$9	$57	$24

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Stockholders’ Equity

Preferred stock — Dividends on our 4.0% Series B Convertible Preferred Stock accrue daily and are payable in cash as approved by the Board of Directors. Our 4.0% Series A Convertible Preferred Stock ceased accruing dividends as a result of redemption in August 2013. Preferred dividends of $2 and $4 were accrued at March 31, 2014 and December 31, 2013.

During the first quarter of 2014, holders of 1,702,390 shares of Series B preferred stock elected to convert those preferred shares into common stock and received 14,481,721 shares. The common stock issued included shares to satisfy the accrued dividends owed to the converting preferred stockholders. Based on the market price of Dana common stock on the date of conversion, the fair value of the conversions totaled $298.

Common stock — Our Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the first quarter of 2014. Common stock dividends of $7 were accrued at March 31, 2014. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — Our Board of Directors approved a share repurchase program of up to $1,000 of our outstanding shares of common stock over a two-year period from June 28, 2013. Under the program, we spent $64 to repurchase 3,109,500 shares of our common stock during the first quarter of 2014 through open market transactions. Approximately $107 remained available under the program for future share repurchases as of March 31, 2014.

Changes in equity —

	2014			2013
Three Months Ended March 31,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, December 31	$1,309	$104	$1,413	$1,836	$112	$1,948
Total comprehensive income	29	2	31	37	6	43
Preferred stock dividends	(3)		(3)	(8)		(8)
Common stock dividends	(7)		(7)	(8)		(8)
Distributions to noncontrolling interests		(1)	(1)		(1)	(1)
Share conversion	3		3			—
Common stock share repurchases	(64)		(64)	(24)		(24)
Adjustments to paid-in capital for purchase of noncontrolling interests			—	6		6
Adjustments to other comprehensive income for purchase of noncontrolling interests			—	(3)		(3)
Purchase of noncontrolling interests			—		(9)	(9)
Stock compensation	6		6	6		6
Stock withheld for employee taxes	(1)		(1)	(2)		(2)
Balance, March 31	$1,272	$105	$1,377	$1,840	$108	$1,948

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2013	$(242)	$—	$3	$(488)	$(727)
Other comprehensive income (loss):
Currency translation adjustments	(12)				(12)
Holding gains			2		2
Reclassification of amount to net income (a)			(2)		(2)
Venezuelan bolivar devaluation				3	3
Amortization of net actuarial losses included in net periodic benefit cost (b)				5	5
Tax expense				(1)	(1)
Other comprehensive income (loss)	(12)	—	—	7	(5)
Balance, March 31, 2014	$(254)	$—	$3	$(481)	$(732)

Balance, December 31, 2012	$(198)	$3	$12	$(610)	$(793)
Other comprehensive income (loss):
Currency translation adjustments	(17)				(17)
Holding gains		5	1		6
Reclassification of amount to net income (a)		(2)			(2)
Venezuelan bolivar devaluation				2	2
Amortization of net actuarial losses included in net periodic benefit cost (b)				6	6
Other comprehensive income (loss)	(17)	3	1	8	(5)
Adjustment for purchase of noncontrolling interests	(4)	1			(3)
Balance, March 31, 2013	$(219)	$7	$13	$(602)	$(801)
(a) Foreign currency contract and investment reclassifications are included in other income (expense), net.
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

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$38	$48
Less: Noncontrolling interests	3	8
Less: Preferred stock dividend requirements	3	8
Income from continuing operations available to common stockholders - Numerator basic	32	32
Preferred stock dividend requirements	3	8
Numerator diluted	$35	$40

Net income available to common stockholders - Numerator basic	$31	$34
Preferred stock dividend requirements	3	8
Numerator diluted	$34	$42

Weighted-average number of shares outstanding - Denominator basic	150.7	148.0
Employee compensation-related shares, including stock options	1.1	1.7
Conversion of preferred stock	25.2	64.7
Denominator diluted	177.0	214.4

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.8 million CSEs from the calculations of diluted earnings per share for the quarter ended March 31, 2013 as the effect of including them would have been anti-dilutive.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the first quarter of 2014.

		Weighted-average Per Share
	Granted (In millions)	Grant Date Fair Value
RSUs	0.6	$21.19
PSUs	0.3	$24.36

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified return on invested capital targets and specified total shareholder return targets relative to peer companies. For the portion of the award based on the return on invested capital performance metric, we estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the award is not dividend protected. For the portion of the award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 0.64% was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield of 1.02% was calculated by dividing the expected annual dividend by the average stock price over the prior year. The expected volatility of 43.6% was based on historical volatility over the prior three years using daily stock price observations.

Stock options and SARs related to 0.3 million shares were exercised and 0.1 million shares were forfeited in 2014. We received $3 of cash from the exercise of stock options and we paid $1 of cash to settle SARs and RSUs during 2014. We issued 0.2 million shares of common stock based on the vesting of RSUs.

We recognized stock compensation expense of $4 and $5 during the first quarter of 2014 and 2013. At March 31, 2014, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $34. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2014		2013		OPEB - Non-U.S.
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	2014	2013
Interest cost	$20	$3	$19	$3	$1	$1
Expected return on plan assets	(27)		(29)
Service cost		1		1
Amortization of net actuarial loss	4	1	5	1
Net periodic benefit cost (credit)	$(3)	$5	$(5)	$5	$1	$1

Note 10. Marketable Securities

	March 31, 2014			December 31, 2013
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$38	$—	$38	$27	$—	$27
Corporate securities	33		33	30	(1)	29
Certificates of deposit	22		22	21		21
Other	48	3	51	31	2	33
Total marketable securities	$141	$3	$144	$109	$1	$110

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years total $23, $67 and $2 at March 31, 2014.

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate	March 31, 2014	December 31, 2013
Senior Notes due February 15, 2019	6.500%	$400	$400
Senior Notes due February 15, 2021	6.750%	350	350
Senior Notes due September 15, 2021	5.375%	450	450
Senior Notes due September 15, 2023	6.000%	300	300
Other indebtedness		85	99
Total		1,585	1,599
Less: current maturities		17	32
Total long-term debt		$1,568	$1,567

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions and capital lease obligations.

Senior notes — In July 2013, we completed the sale of $750 in senior unsecured notes. Interest on the September 2021 Notes and September 2023 Notes is payable on March 15 and September 15 of each year beginning on March 15, 2014. Net proceeds of the offering totaled $734. Financing costs of $16 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The net proceeds from the offering were used to repurchase all of our outstanding Series A preferred stock and to fund common stock repurchases under our previously authorized share repurchase program.

Revolving facility — On June 20, 2013, we received commitments from existing lenders for a $500 amended and restated revolving credit facility (the Amended Revolving Facility) which expires on June 20, 2018. In connection with the Amended Revolving Facility, we paid $3 in deferred financing costs to be amortized to interest expense over the life of the facility. We wrote off $2 of previously deferred financing costs associated with our prior revolving credit facility to other income (expense), net.

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

There were no borrowings under the revolving facility at March 31, 2014 but we had utilized $56 for letters of credit. Based on our borrowing base collateral of $358, we had potential availability at March 31, 2014 under the revolving facility of $302 after deducting the outstanding letters of credit.

European receivables loan facility — Effective December 31, 2013 we terminated our European accounts receivable backed credit facility (the European Facility). The European facility was scheduled to terminate on March 8, 2016 and permitted borrowings of up to €75. No borrowings were outstanding under the European Facility as of the termination date. We wrote off $2 of previously deferred financing costs associated with the European Facility to other income (expense), net.

Debt covenants — At March 31, 2014, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Inputs Observable	Significant Inputs Unobservable
March 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Marketable securities - current asset	$144	$51	$93	$—
Currency forward contracts - current asset	2		2
Currency forward contracts - current liability	1		1
Currency swaps - current asset	4		4
Currency swaps - current liability	5		5

December 31, 2013
Notes receivable - current asset	$75	$—	$75	$—
Marketable securities - current asset	110	33	77
Currency forward contracts - current asset	3		3
Currency forward contracts - current liability	2		2
Currency swaps - noncurrent asset	2		2
Currency swaps - noncurrent liability	2		2

Changes in Level 3 recurring fair value measurements —

	Three Months Ended March 31,
Notes receivable, including current portion	2014	2013
Beginning of period	$—	$129
Accretion of value (interest income)		4
End of period	$—	$133

During January 2014, we sold our interest in a payment-in-kind callable note to a third party for $75. Accordingly, we reclassified the note to current assets and, with observable market value readily available, we reduced the unrealized gain and transferred the note from Level 3 to Level 2 at December 31, 2013.

Fair value of financial instruments – The financial instruments that are not carried in our balance sheet at fair value are as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,500	$1,594	$1,500	$1,567
Other indebtedness	85	81	99	98
Total	$1,585	$1,675	$1,599	$1,665

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

Foreign currency derivatives — Our foreign currency derivatives include forward contracts associated with forecasted transactions, primarily involving the purchases and sales of inventory through the next fifteen months, as well as currency swaps associated with recorded intercompany loans receivable and payable.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $240 as of March 31, 2014 and $252 as of December 31, 2013. During the second half of 2013, we began to execute foreign currency swaps associated with certain intercompany loans receivable and payable. The total notional amount of outstanding foreign currency swaps was $294 as of March 31, 2014 and $297 as of December 31, 2013. The following foreign currency derivatives were outstanding at March 31, 2014:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso	$90	$—	$90	Feb-15
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee	49	22	71	Jun-15
British pound	U.S. dollar, Euro	23	1	24	Jan-15
Swedish krona	Euro	14		14	Jan-15
South African rand	U.S. dollar, Euro		2	2	Apr-14
Thai baht	U.S. dollar, Australian dollar		30	30	Jan-15
Indian rupee	U.S. dollar, British pound, Euro		9	9	Dec-14
Total forward contracts		176	64	240

U.S. dollar	Canadian dollar, Euro		144	144	Feb-15
Canadian dollar	Euro		150	150	May-14
Total currency swaps			294	294
Total foreign currency derivatives		$176	$358	$534

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

Amounts to be reclassified to earnings — Deferred gains or losses, which are reported in AOCI, are expected to be reclassified to earnings during the next twelve months. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to March 31, 2014 market rates. Amounts deferred were not significant at March 31, 2014 or December 31, 2013. See Note 6 for additional details.

Note 13. Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 25,000 active pending asbestos personal injury liability claims at both March 31, 2014 and December 31, 2013. In addition, approximately 1,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $85 for indemnity and defense costs for settled, pending and future claims at March 31, 2014, compared to $88 at December 31, 2013. We use a fifteen-year time horizon for our estimate of this liability.

At March 31, 2014, we had recorded $53 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $55 recorded at December 31, 2013. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

As part of our reorganization, assets and liabilities associated with asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC, a consolidated wholly-owned subsidiary of Dana. The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities, marketable securities and other assets which we believe are sufficient to satisfy its liabilities. Dana Companies, LLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at March 31, 2014 and December 31, 2013, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $8 at March 31, 2014 and $9 at December 31, 2013. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from an insurer of $1 at December 31, 2013.

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

Changes in warranty liabilities —

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$54	$66
Amounts accrued for current period sales	8	6
Settlements of warranty claims	(6)	(9)
Balance, end of period	$56	$63

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

We reported income tax expense related to our continuing operations of $34 and $27 for the quarters ended March 31, 2014 and 2013. The effective income tax rates vary from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $1 and $2 for the quarters ended March 31, 2014 and 2013 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also recognized expense of $4 in the first quarter of 2014 for withholding taxes associated with changes to planned repatriations of certain foreign earnings. In connection with our purchase of the noncontrolling interests in three UK subsidiaries during the first quarter of 2013, we released valuation allowances against deferred tax assets of $2.

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

At March 31, 2014, we have a valuation allowance against our deferred tax assets in the U.S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider the pro forma effects on historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable and the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013. A sustained period of profitability, after giving pro forma effect to implemented actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released. Our U.S.

operations have experienced improved profitability in recent years, but our analysis of the income of the U.S. operations, as adjusted for pro forma effects of 2013 developments, results in a cumulative loss in recent years as of March 31, 2014. Therefore, we have not achieved a level of sustained historical profitability that would, in our judgment, support a release of the valuation allowance at March 31, 2014. Although we expect our U.S. operations to generate profits in the future, this positive evidence cannot be given as much weight in our analysis as the objectively verifiable lack of sustained historical profitability. To the extent that we achieve our forecasted levels of sustainable profits in 2014 and our projections of profitability beyond 2014 are sufficiently positive, it is reasonably possible that we could release up to $700 of the valuation allowances against our U.S. deferred tax assets in the next twelve months. Until the valuation allowance is released, the income tax effect of any reported U.S. profits will reduce net deferred tax assets and the associated valuation allowance.

Note 16. Other Income (Expense), Net

	Three Months Ended March 31,
	2014	2013
Interest income	$3	$7
Government grants and incentives	1	1
Foreign exchange loss	(12)	(8)
Strategic transaction expenses	(1)	(2)
Recognition of unrealized gain on payment-in-kind note receivable	2
Insurance recoveries		2
Other	1	2
Other income (expense), net	$(6)	$2

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. As discussed in Note 1 above, effective March 31, 2014, we ceased using the official exchange rate of 6.3 and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014 which is included in the segment EBITDA of our Light Vehicle operating segment. Foreign exchange loss for 2013 includes a first quarter charge of $6 resulting from the February 2013 devaluation of Venezuela's official exchange rate from 4.3 to 6.3 bolivars per U.S. dollar. The charge was largely recovered over the balance of 2013 as the Venezuelan government allowed certain transactions to be settled at the former exchange rate.

As discussed in Note 12 above, the sale of a payment-in-kind note receivable during the first quarter of 2014 resulted in the recognition of the remaining unrealized gain that arose following the valuation of the note receivable below its callable value at emergence from bankruptcy.

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

Segment information —

	2014			2013
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$618	$28	$30	$619	$33	$41
Commercial Vehicle	457	26	44	458	32	41
Off-Highway	341	10	42	343	12	41
Power Technologies	272	6	44	256	5	36
Eliminations and other		(70)			(82)
Total	$1,688	$—	$160	$1,676	$—	$159

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended March 31,
	2014	2013
Segment EBITDA	$160	$159
Corporate expense and other items, net	5	(1)
Depreciation	(40)	(42)
Amortization of intangibles	(15)	(22)
Restructuring	(9)	(2)
Strategic transaction expenses and other items	(1)	(2)
Recognition of unrealized gain on payment-in-kind note receivable	2
Stock compensation expense	(4)	(5)
Interest expense	(30)	(21)
Interest income	3	7
Income from continuing operations before income taxes	71	71
Income tax expense	34	27
Equity in earnings of affiliates	1	4
Income from continuing operations	38	48
Income (loss) from discontinued operations	(1)	2
Net income	$37	$50

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts and wheel-end braking systems — supplied to OEMs.

Equity method investments exceeding $5 at March 31, 2014 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$146
Bendix Spicer Foundation Brake, LLC	20%	42
Axles India Limited	48%	7
All others as a group		9
Investments in equity affiliates		204
Investments in affiliates carried at cost		2
Investments in affiliates		$206

Summarized financial information for DDAC —

	Three Months Ended March 31,
	2014	2013
Sales	$204	$187
Gross profit	$20	$20
Pre-tax income	$4	$6
Net income	$3	$6
Dana's equity earnings in affiliate	$(1)	$3

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline, sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At March 31, 2014, we employed approximately 23,100 people, operated in 26 countries and had 91 major manufacturing/distribution, technical centers and office facilities around the world.

External sales by operating segment for the quarters ended March 31, 2014 and 2013 are as follows:

	2014		2013
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$618	36.6%	$619	36.9%
Commercial Vehicle	457	27.1%	458	27.3%
Off-Highway	341	20.2%	343	20.5%
Power Technologies	272	16.1%	256	15.3%
Total	$1,688		$1,676

Refer to Segment Results of Operations in Note 17 to our consolidated financial statements in Item 1 of Part I for further financial information about our operating segments.

Our internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Operational and Strategic Initiatives

During the past several years, we have significantly improved our overall financial prospects – improving the overall profitability of our business, increasing cash flows and addressing structural costs. We have also strengthened our leadership team and streamlined our operating segments to focus on our core competencies of driveline technologies, sealing systems and thermal management. As a result, we believe that we are well-positioned to place increasing focus on profitable growth and shareholder returns.

Shareholder returns – Our strong financial position enabled us to provide returns to our common shareholders in the form of cash dividends and the reduction in the number of common share equivalents outstanding.  We declared and paid four quarterly common stock dividends of five cents per share in both 2013 and 2012.  During 2013, we redeemed our Series A preferred stock – the equivalent of 21 million common shares on an as converted basis – for $474 and we repurchased 17 million common shares for $337. Repurchases of common shares continued in the first quarter of 2014 with $64 being used for this purpose.

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

Additional engineering and operational investment is being channeled into reinvigorating our product portfolio and capitalizing on technology advancement opportunities. We combined the North American engineering centers of our Light Vehicle and Commercial Vehicle operating segments, allowing us the opportunity to better share technologies among these businesses. New engineering facilities in India and China are now on line, more than doubling our engineering presence in the Asia Pacific region with state-of-the-art development and test capabilities that globally support each of our businesses. In December 2013, we announced the opening of a new technology center in Cedar Park, Texas to support our VariGlide™ CVP technology alliance development initiatives.

Geographic expansion — While growth opportunities are present in each region of the world, we have a primary focus on building our presence and local capability in the Asia Pacific region, especially India and China. In addition to opening new engineering facilities in India and China in 2013, we commenced construction of a new gear manufacturing operation in Thailand that is scheduled to be operational in 2014. We also completed two transactions in 2011 – increasing the ownership interest in our China-based joint venture with Dongfeng Motor Co., Ltd. (Dongfeng) to 50% and acquiring the axle drive head and final assembly business from our Axles India Limited (AIL) joint venture – which significantly increased our commercial vehicle driveline presence in the region. We have expanded our China off-highway activities and we believe there is considerable opportunity for growth in this market. In 2012, we opened a business development office in Moscow, Russia to focus on expanding our business opportunities in this region and, in 2013, we expanded our distribution and aftermarket capabilities supporting this market. In South America, our strategic agreement with SIFCO S.A. (SIFCO), entered in February 2011, makes us the leading full driveline supplier in the South American commercial vehicle market.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2014 Outlook			2013	2012
North America
Light Truck (Full Frame)	3,550	to	3,650	3,632	3,464
Light Vehicle Engines	14,700	to	15,100	14,348	13,805
Medium Truck (Classes 5-7)	200	to	210	201	188
Heavy Truck (Class 8)	265	to	275	245	279
Agricultural Equipment	75	to	80	75	75
Construction/Mining Equipment	150	to	155	157	163
Europe (including Eastern Europe)
Light Truck	7,000	to	7,200	7,276	6,905
Light Vehicle Engines	21,000	to	22,000	20,936	20,426
Medium/Heavy Truck	380	to	390	400	400
Agricultural Equipment	230	to	250	244	255
Construction/Mining Equipment	310	to	320	298	322
South America
Light Truck	1,200	to	1,300	1,302	1,219
Light Vehicle Engines	3,800	to	4,000	3,767	3,644
Medium/Heavy Truck	200	to	210	221	172
Agricultural Equipment	50	to	55	54	48
Construction/Mining Equipment	18	to	22	20	19
Asia Pacific
Light Truck	20,000	to	21,000	20,350	18,672
Light Vehicle Engines	45,500	to	46,100	45,030	42,857
Medium/Heavy Truck	1,500	to	1,600	1,522	1,492
Agricultural Equipment	800	to	850	788	750
Construction/Mining Equipment	550	to	570	555	614

North America

Light vehicle markets — Improving economic conditions during the past couple of years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles, greater availability of credit and improving consumer confidence have stimulated new vehicle sales. Light vehicle sales in the first quarter of 2014 were about the same as in last year's first quarter. Although sales were flat, light vehicle production of around 4.2 million units was up about 6% from the first quarter of 2013. In the full frame light truck segment where more of our programs are focused, first quarter production in 2014 was about 7% stronger than in the same period last year. Inventory levels of total light vehicles in the U.S. continue to be near normal levels. Inventory of around 62 days' supply at the end of March 2014 compares with 64 days at the end of 2013 and 60 days at the end of last year's first quarter. Full frame light truck inventory of 77 days' supply at the end of March 2014 compares with 67 days at the end of 2013 and 77 days at the end of March 2013.

Our 2014 production outlook is unchanged from our February 2014 forecast. We expect continued stability and modest increases in the North American light vehicle markets. Our current outlook for 2014 light vehicle engine production is unchanged at 14.7 to 15.1 million units, a 2 to 5% increase over 2013, and we expect full frame light truck production to be relatively flat as compared with 2013.

Medium/heavy vehicle markets — As with the light vehicle market, medium duty Classes 5-7 truck production has increased over the past couple of years, with the rate of production growth slowing in 2013. Although first quarter 2014 medium duty production of around 50,000 units was about 3% lower than quarterly production levels in the second half of 2013, it's about 11% higher than the first quarter of 2013. In the heavy-duty Class 8 truck market, after increasing significantly in 2011 and 2012, production declined in 2013 as truck buyers in this segment were more cautious regarding the pace of economic recovery and opted to hold off from replacing existing vehicles. During the last quarter of 2013 and continuing into 2014, the order book for Class 8 vehicles has been strengthening. First quarter 2014 production of about 65,000 units is up from the last two quarters of 2013, and 19% higher than Class 8 production of 55,000 units in the first three months of 2013 when production levels were relatively weak.

With a stable to modestly improving North America economy and improving orders for Class 8 vehicles thus far in 2014, we expect full year 2014 Class 8 production to be in a range of 265,000 to 275,000 units, an increase of 5,000 units from our February 2014 forecast, and coming in about 8 to 12% higher than 2013. Our full year 2014 outlook for medium-duty Classes 5-7 production is unchanged at 200,000 to 210,000 units, which is flat to up 4% compared with production levels in 2013.

Markets Outside of North America

Light vehicle markets — European production levels in recent years have been adversely impacted by overall economic weakness brought on in part by sovereign debt concerns, high unemployment levels, governmental austerity actions in many countries and other economic factors. The region began seeing some economic stability take hold in 2013, contributing to light vehicle engine and truck production being up about 2%. Signs of continued economic improvement were reflected in first quarter 2014 light vehicle engine and light truck production levels being 4% and 7% stronger than in the first quarter of 2013. We expect overall continued economic stability and improvement as we progress through the remainder of 2014, with full year light vehicle engine build currently trending nearer the higher end of our February 2014 forecast and light truck production now being around 7,000 to 7,200 vehicles, up slightly from our earlier forecast. A number of South American markets, in particular Venezuela and Argentina, are experiencing difficult economic environments. After improving slightly in 2013, first quarter light vehicle engine production was down 4% compared to the first three months of 2013 and light truck production was up about 2% when comparing the same periods. We expect South America to pose continuing challenges in 2014, and we've lowered our February 2014 light truck production forecast which now reflects production being flat to down 8%. Our light vehicle engine forecast remains unchanged at flat to up 6%. Light vehicle engine and light truck production levels in the Asia Pacific region were up about 5% and 10% in the first quarter of 2014 as compared to the same period in 2013, principally on the strength of stronger production in China. We've not revised our February 2014 outlook for the full year, although we currently expect light vehicle engine and light truck production levels to be nearer the high end of our forecast ranges.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. An improving economic environment in Europe contributed to medium/heavy production in the first three months of 2014 being up about 9% from the same period of 2013. With the last half of 2013 and first half of 2014 production levels picking up some of the pent up demand, we expect a decline in second half 2014 production. As such, our outlook for full year 2014 Europe production is unchanged from February 2014, reflecting a modest decline compared with full year 2013 production. South American medium/heavy truck production levels in this year's first quarter were up about 2% from a relatively weak level of production in the first quarter of 2013. Although we expect production levels to be higher during the last nine months of the year, our full year 2014 medium/heavy truck production outlook in South America, which is unchanged from February 2014, reflects production in the region being down 5 to 10% from 2013. Asia Pacific medium/heavy truck production increased about 2% in 2013 after declining in each of the two preceding years. Production levels continued to improve in 2014 with first quarter production up 2% over the same period of 2013. For the full year of 2014, we expect medium/heavy truck production to be in line with our February 2014 forecast, which has production for the year flat to up 5% over 2013.

Off-Highway Markets

Our Off-highway business has a large presence outside of North America, with about 75% of its sales coming from Europe and 12% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments, both of which experienced increased demand during 2012 and 2011. While the agriculture market remained fairly stable in 2013, the construction/mining segment experienced considerable weakness with global production down about 8%. First quarter 2014 demand levels in the construction/mining and agriculture segments have generally been consistent with our expectations for the full year of 2014 – flat to up modestly as compared with 2013. As such, our full year 2014 outlook is largely unchanged from February 2014.

Venezuela Operations

The current operating, political and economic environment in Venezuela is very challenging. Foreign exchange controls are restricting the ability of companies operating in the country to import required parts and material and satisfy their U.S. dollar obligations. As such, our major original equipment customers have suspended production in the country, causing us to significantly curtail our production activities. Our sales in Venezuela during the first quarter of 2014 approximated $30, mostly relating to aftermarket business. First quarter sales in 2013 also approximated $30 as the devaluation of the bolivar during that period resulted in some market disruptions. For the last nine months of 2013, our sales in Venezuela ranged from $45 to $50 each quarter.

As more fully described in Note 1 to our consolidated financial statements in Item 1 of Part I, developments within the parallel Complementary System of Foreign Currency Administration (SICAD) and SICAD 2 foreign exchange markets and uncertainty surrounding future use of the official exchange rate to transact business resulted in our decision to begin using the SICAD rate rather than the official exchange rate at March 31, 2014 to translate the financial statements of our Venezuelan subsidiaries into U.S. dollars. Prior to March 31, 2014, we had used the official exchange rate of 6.3 bolivars per U.S. dollar. Use of the 10.7 bolivars per U.S. dollar SICAD rate for translation at March 31, 2014 resulted in a charge of $17 which has been recognized in first quarter 2014 other income (expense), net.

At March 31, 2014, the net investment in our Venezuelan operations was $54. Included in this investment is $31 of bolivar-denominated cash, $32 of property plant and equipment and $49 of U.S. dollar-denominated intercompany and third party obligations. As of March 31, 2014, we have submitted requests to the National Center of Foreign Commerce (CENCOEX) seeking approval to satisfy $44 of U.S. dollar-denominated obligations with bolivars at the current official exchange rate of 6.3. In the event we obtain approval to exchange bolivars at the official rate, we would recognize foreign exchange gains as such bolivars are currently valued at the March 31, 2014 SICAD rate of 10.7.

The future performance of our Venezuela operations and recoverability of our investment remains highly uncertain. Our ability to operate profitably in Venezuela will depend on several factors, including ongoing exchange control regulations, further devaluations of the bolivar, our ability to import materials into the country, resumption of operations by our major customers and our ability to implement pricing which will enable recovery of increased costs.

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

In the first quarter of 2014, higher commodity prices increased our costs by approximately $10 as compared to the corresponding period in 2013, while last year's first quarter results reflected increased costs of $5 versus 2012. Material recovery and other pricing actions reduced sales by about $1 in 2014 as compared to increasing sales by $3 in the first quarter of 2013.

Sales, Earnings and Cash Flow Outlook

	2014 Outlook	2013	2012
Sales	$6,800 - $6,900	$6,769	$7,224
Adjusted EBITDA	$760 - $770	$745	$781
Free Cash Flow	$275 - $295	$368	$175

Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. See the Non-GAAP Financial Measures discussion below for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.

During 2012 and 2013, we experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. Considering our served end markets and regional economies, on balance, the effect of market volumes on our sales has been relatively stable. Weaker international currencies relative to the U.S. dollar during the past two years were the most significant factor reducing our reported sales, while scheduled light vehicle program roll-offs also contributed to the decrease. For 2014, we expect market volumes in most of our end user markets and regions to be stable or up sightly, although certain of our markets – Venezuela, Argentina, Thailand and India – are experiencing continued economic challenges. Continuing currency headwinds principally in South America are expected to adversely affect 2014 sales. Although our sales outlook for 2014 is unchanged from our February 2014 guidance, the economic environment and challenges in the above-mentioned emerging markets currently have us trending closer to the low end of our sales range.

We have placed significant focus on right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs were competitively priced. In combination with an improved and relatively stable global economic environment, these efforts were the primary drivers of our improved Adjusted EBITDA as a percent of sales. We expect to see continued benefits from increased volumes and cost and pricing actions in 2014 which should provide the basis for improved profitability. With inflationary and economic developments in certain South American and Asian countries potentially presenting more of a 2014 headwind than originally expected, our full year earnings performance is currently trending closer to the lower end of our Adjusted EBITDA range.

As discussed above, there is significant uncertainty surrounding the performance of our Venezuela operations during the remainder of 2014. Our current outlook assumes the resumption of production by our original equipment customers in the second half of the year and no additional impact on earnings from exchange rate changes. Due to the potential for further political and economic developments in that country, there is no assurance at present that our original equipment customers will resume operations or that we will be able to obtain the raw materials to cost effectively operate the remaining business. In the event that our production is further curtailed or eliminated entirely, the required statutory people costs and other carrying costs would significantly reduce our earnings. At current exchange rates, we estimate that a scenario of nominal or no production during the remainder of 2014 would reduce our current Adjusted EBITDA outlook by as much as $40.

Our cash flow has benefited primarily from increased earnings and lower capital spending, more than offsetting higher working capital requirements associated with increased sale volumes, higher tax obligations and larger pension funding commitments. Free cash flow in 2012 was impacted by a $150 voluntary contribution to our U.S. pension plans. In 2013, free cash flow benefited, in part, from a strong focus on inventory reduction and other working capital efficiencies during the latter part of the year. We also benefited from the receipt of $28 of interest relating to a callable payment-in-kind note receivable. With our relatively stable sales outlook, we expect another strong year of free cash generation in 2014. Our 2014 free cash flow outlook is unchanged from our February 2014 guidance. With the back half of 2014 expected to be stronger than 2013, we expect higher sales will require increased working capital. Our outlook of $275 to $295 includes expected capital spending of $210 to $230, up slightly from 2013. Cash taxes of about $130 and restructuring expenditures of about $40 are similar to 2013 levels. With the additional debt we added in the second half of 2013, net interest will consume cash of around $70 in 2014. Net interest in 2014 includes $40 of interest received in January 2014 from the sale of a callable payment-in-kind note receivable, which compares with $28 received in 2013 from prepayment proceeds on this note. Pension contributions are expected to be lower in 2014 at around $25 as we do not expect to make additional contributions to our U.S. plans in 2014 based on their present funding levels.

During the above period we also began putting increased focus and investment into product technology and directing increased attention to the growth initiatives described in the Operational and Strategic Initiatives section above to position us for profitable future growth. Partly attributable to some of these new technologies, we have net new business that has been awarded that is expected to increase sales by $560 during 2014 through 2016, with most of that coming in the last two years. The higher returns associated with this new business are expected to help drive increased future Adjusted EBITDA margins.

Consolidated Results of Operations

Summary Consolidated Results of Operations (First Quarter, 2014 versus 2013)

	Three Months Ended March 31,
	2014		2013
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,688		$1,676		$12
Cost of sales	1,454	86.1%	1,462	87.2%	(8)
Gross margin	234	13.9%	214	12.8%	20
Selling, general and administrative expenses	105	6.2%	103	6.1%	2
Amortization of intangibles	13		19		(6)
Restructuring charges, net	9		2		7
Other income (expense), net	(6)		2		(8)
Income from continuing operations before interest expense and income taxes	101		92		9
Interest expense	30		21		9
Income from continuing operations before income taxes	71		71		—
Income tax expense	34		27		7
Equity in earnings of affiliates	1		4		(3)
Income from continuing operations	38		48		(10)
Income (loss) from discontinued operations	(1)		2		(3)
Net income	37		50		(13)
Less: Noncontrolling interests net income	3		8		(5)
Net income attributable to the parent company	$34		$42		$(8)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended March 31,			Amount of Change Due To
	2014	2013	Increase/(Decrease)	Currency Effects	Organic Change
North America	$760	$722	$38	$(4)	$42
Europe	533	503	30	14	16
South America	209	220	(11)	(41)	30
Asia Pacific	186	231	(45)	(13)	(32)
Total	$1,688	$1,676	$12	$(44)	$56

Sales for the first quarter of 2014 were relatively comparable to the same period of 2013. Increased sales from strong market volumes in all regions except Asia Pacific more than offset the reduction in sales resulting from weaker international currencies, principally in South America.

Stronger production levels in North America were largely responsible for the increase in sales of 5% in this region. Light vehicle engine production and full frame light truck production were each up 7% from the first quarter of 2013 while medium/heavy truck production levels were about 15% higher. Partially offsetting the increased sales from stronger light and commercial vehicle market production levels was lower Off-highway sales, partly due to reduced demand levels and partly to a customer program discontinued in 2013.

Excluding currency effects, principally from a stronger euro, our sales in Europe in the first quarter of 2014 were 3% higher than in 2013. Increases in light vehicle engine production of 4% and in medium/heavy truck production of 9% were the primary drivers of the increased organic sales.

South America sales in the first quarter of 2014 were adversely impacted by weaker currencies in Brazil and Argentina. Excluding currency effects, sales were up 14% from the same period in 2013. The organic sales increase in the region was primarily driven by new business and content increases and a 2% increase in medium/heavy truck production levels.

Sales in the Asia Pacific region were down 19% from the first quarter of 2013. Reductions in sales from currency effects were primarily attributable to a weaker Thailand bhat and Indian rupee. The organic sales decrease of 14% in the region was driven by weaker sales volumes in Thailand, Australia and India.

Cost of sales and gross margin — Cost of sales for the first quarter of 2014 declined $8 even though sales were higher by $12, resulting in cost of sales as a percent of sales of 86.1% in 2014 as compared to 87.2% in 2013. Cost of sales benefited from better operating cost conversion on the higher sales and from higher overall production volumes absorbing more fixed manufacturing costs. Continued supplier rationalization and other supply chain initiatives provided incremental material cost reductions of approximately $15, which partially offset higher commodity costs of about $10. The cost reductions associated with better operating cost conversion, higher sales volumes and material cost savings more than offset increases in engineering and product development costs of $5 and in warranty expense of $2.

Gross margin of $234 in the first quarter of 2014 increased $20 from the same period in 2013, representing 13.9% of sales in 2014 as compared to 12.8% of sales in 2013. The margin improvement is due principally to the improved cost of sales performance, as material recovery and pricing effects had a minimal impact on the comparison.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2014 were $105 (6.2% of sales) as compared to $103 (6.1% of sales) in 2013. Salary and benefits expense in this year's first quarter was approximately $1 higher than in 2013, with selling expense and other discretionary spend also being up $1.

Amortization of intangibles — The reduction of $6 in amortization of intangibles is attributable to certain customer related intangibles becoming fully amortized in January 2014.

Restructuring charges — Restructuring charges of $9 in 2014 represented employee separation costs associated with a headcount reduction program in our Commercial Vehicle business in Argentina and continuing employee separation and exit costs associated with previously announced facility closure and realignment actions. The restructuring charges of $2 in 2013 were primarily attributable to exit costs associated with previously announced actions.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended March 31,
	2014	2013
Interest income	$3	$7
Government grants and incentives	1	1
Foreign exchange loss	(12)	(8)
Strategic transaction expenses	(1)	(2)
Recognition of unrealized gain on payment-in-kind note receivable	2
Insurance recoveries		2
Other	1	2
Other income (expense), net	$(6)	$2

Other income (expense), net was expense of $6 in 2014, as compared to income of $2 in 2013. Interest income decreased $4 from 2013 as a result of selling our payment-in-kind note receivable during the first quarter of 2014. The sale of the payment-in-kind note also resulted in the recognition of the remaining $2 of the unrealized gain that arose following the valuation of the note below its callable value at emergence from bankruptcy. See Note 12 to our consolidated financial statements in Item 1 of Part I for additional information. Effective March 31, 2014, we ceased using the official exchange rate of 6.3 bolivars per U.S. dollar and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. Foreign exchange loss for 2013 includes a first quarter charge of $6 resulting from the February 2013 devaluation of Venezuela's official exchange rate from 4.3 to 6.3 bolivars per U.S. dollar. See Note 1 to our consolidated financial statements in Item 1 of Part I for additional information.

Interest expense — Interest expense was $30 and $21 in 2014 and 2013. The impact of higher average debt levels was partially offset by a lower average effective interest rate. As discussed in Note 11 to our consolidated financial statements in Item 1 of Part I, we completed the sale of $750 in senior unsecured notes in July 2013. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 7.0% and 8.3% in 2014 and 2013.

Income tax expense — Income tax expense of our continuing operations was $34 and $27 in the first quarter of 2014 and 2013. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. As part of applying the annual effective tax rate, we recognized net expense of $1 and $2 for the quarters ended March 31, 2014 and 2013 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also recognized expense of $4 in the first quarter of 2014 for withholding taxes associated with changes to planned repatriations of certain foreign earnings. In the first quarter of 2013, we recorded a benefit of $2 for the release of certain valuation allowances in the United Kingdom.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that up to $700 of the valuation allowances against our U.S. deferred tax assets could be released in the next twelve months. See Note 15 to our consolidated financial statements in Item 1 of Part I for a discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in earnings of affiliates — Equity investments provided net earnings of $1 and $4 in 2014 and 2013, with equity in earnings of DDAC being a loss of $1 in 2014 and income of $3 in 2013.

Income (loss) from discontinued operations — Income (loss) of discontinued operations activity relates to our Structural Products business. See Note 3 to our consolidated financial statements in Item 1 of Part I.

Segment Results of Operations (First Quarter, 2014 versus 2013)

Light Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$619	$41	6.6%
Volume and mix	27	5
Performance	(1)	(4)
Venezuelan bolivar devaluation		(11)
Currency effects	(27)	(1)
2014	$618	$30	4.9%

Light Vehicle sales in the first quarter, exclusive of currency effects, were 4% higher in 2014 than in 2013. The volume related increase was driven primarily by stronger production levels in North America and Europe. North America full frame truck production and Europe light truck production were each up about 7%. Partially offsetting the stronger North America and Europe volume levels were weaker production levels in Asia Pacific, principally in Thailand, India and Australia.

Light Vehicle segment EBITDA of $30 in this year's first quarter was down significantly from EBITDA of $41 in the same period of 2013. As more fully discussed in Note 1 of our financial statements in Part 1, the first quarter of 2014 included a charge of $17 for devaluation of the Venezuelan bolivar. The first quarter of 2013 included a charge of $6 relating to devaluation of the Venezuelan bolivar. The performance-related reduction was due partly to inflationary increases in Argentina and Venezuela of $4 and increased engineering expense of $2, partially offset by cost reduction actions and other items.

Commercial Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$458	$41	9.0%
Volume and mix	23	5
Performance		(3)
Currency effects	(24)	1
2014	$457	$44	9.6%

After adjusting for the effects of currency movements, first quarter 2014 sales in our Commercial Vehicle segment were up about 5% compared to the same period in 2013. Sales volumes benefited from stronger year-over-year medium/heavy truck production levels – up about 15% in North America, 9% in Europe and 2% in South America. These volume increases were partially offset by weaker Asia Pacific volumes in India and Australia.

Commercial Vehicle segment EBITDA of $44 in 2014 was $3 higher than in 2013. The year-over-year reduction in segment EBITDA attributed to performance impact includes increases in material commodity costs of $8. These were partially offset by material cost savings of $3, along with cost reductions and other items.

Off-Highway

	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$343	$41	12.0%
Volume and mix	(12)	(2)
Performance	1	3
Currency effects	9
2014	$341	$42	12.3%

Sales in our Off-Highway segment for the first quarter of 2014, net of currency effects, were down about 3% from the first quarter of 2013. Lower demand levels, particularly in mining markets of this business, adversely affected segment sales. Also contributing to the volume-related reduction was discontinuance of a customer program in 2013.

In our Off-Highway segment, 2014 EBITDA of $42 was up $1 from 2013. More than offsetting the EBITDA reduction associated with lower volumes were performance improvements. Material cost savings of $6 and pricing of $1 more than offset the increases in warranty cost of $3 and in engineering expense of $1.

Power Technologies

	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$256	$36	14.1%
Volume and mix	19	5
Performance	(1)	4
Currency effects	(2)	(1)
2014	$272	$44	16.2%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Sales in 2014, net of currency effects, increased about 7% from the first quarter of 2013. Increases in first quarter 2014 light vehicle engine builds of about 7% in North America and 4% in Europe, along with increased medium/truck production levels in all regions, were the primary driver of the increased sales volume.

Segment EBITDA of $44 was $8 higher than in 2013. In addition to the benefit from higher sales volumes, improved performance added $4, primarily from material cost savings and other cost reductions.

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

The following table provides a reconciliation of segment EBTIDA and adjusted EBITDA to net income.

	Three Months Ended March 31,
	2014	2013
Segment EBITDA
Light Vehicle	$30	$41
Commercial Vehicle	44	41
Off-Highway	42	41
Power Technologies	44	36
Total Segment EBITDA	160	159
Corporate expense and other items, net	5	(1)
Adjusted EBITDA	165	158
Depreciation and amortization	(55)	(64)
Restructuring	(9)	(2)
Interest expense, net	(27)	(14)
Other*	(3)	(7)
Income from continuing operations before income taxes	71	71
Income tax expense	34	27
Equity in earnings of affiliates	1	4
Income from continuing operations	38	48
Income from discontinued operations	(1)	2
Net income	$37	$50

*
Other includes strategic transaction expenses, stock compensation expense, loss on sales of assets and recognition of unrealized gain on payment-in-kind note receivable . See Note 17 to our consolidated financial statements in Item 1 of Part I for additional details.

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

The following table reconciles free cash flow to net cash flows provided by operating activities.

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$—	$(15)
Purchases of property, plant and equipment	(36)	(29)
Free cash flow	$(36)	$(44)

Liquidity

Our global liquidity at March 31, 2014 was as follows:

Cash and cash equivalents	$1,116
Less: Deposits supporting obligations	(22)
Available cash	1,094
Additional cash availability from revolving facility	302
Marketable securities	144
Total global liquidity	$1,540

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

Cash and marketable securities of $181 held by a wholly-owned subsidiary, Dana Companies, LLC, at March 31, 2014 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The components of our March 31, 2014 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$348	$628	$976
Cash and cash equivalents held as deposits	2	20	22
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	116	118
Consolidated cash balance	$352	$764	$1,116

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

At March 31, 2014, we had no borrowings under the revolving facility but we had utilized $56 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $302 after deducting the outstanding letters of credit.

At March 31, 2014, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the revolving facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions so long as there is (i) at least $100 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. The indenture governing the senior notes includes similar incurrence-based covenants that may subject us to additional specified limitations.

During the first quarter of 2014, we paid $64 to acquire 3,109,500 shares of common stock in the open market under our $1,000 share repurchase program, leaving $107 available under the program for further share repurchases. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations.

We operate in Venezuela where government exchange controls place restrictions on our ability to repatriate funds, and in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At March 31, 2014, our net asset exposures related to Venezuela and Argentina were approximately $54 and $33 respectively, including $32 and $10 of net fixed assets.

As of March 31, 2014, we had $31 of bolivar-denominated cash and cash equivalent balances and $44 of U.S. dollar exchange requests pending with CENCOEX, all of which were previously pending with the Commission for the Administration of Foreign Exchange (CADIVI), for settlement at the official exchange rate of 6.3 bolivars per U.S. dollar. These exchange requests have been outstanding for up to 12 months. We have had $27 of claims settled at the official exchange rate of 6.3 since February 2013. In the event we obtain approval to exchange bolivars at the official rate, we would recognize foreign exchange gains as such bolivars are currently valued at the March 31, 2014 SICAD rate of 10.7.

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

Cash Flow

	Three Months Ended March 31,
	2014	2013
Cash used for working capital	$(145)	$(109)
Other cash provided by operations	145	94
Net cash provided by (used in) operating activities	—	(15)
Net cash used in investing activities	(30)	(32)
Net cash used in financing activities	(87)	(20)
Net decrease in cash and cash equivalents	$(117)	$(67)

The table above summarizes our consolidated statement of cash flows. During 2014 we sold a payment-in-kind note receivable to a third party for $75. The proceeds included $40 of interest related to prior years and $35 of principal. The principal portion has been classified as cash provided by investing activities and the interest portion has been classified as cash provided by operating activities.

Operating activities — Exclusive of working capital, other cash provided by operations was $145 and $94 in 2014 and 2013. The year-over-year increase in other cash provided by operations is primarily attributable to the receipt of $40 of interest related to prior years upon the sale of a payment-in-kind note receivable, as discussed above, and lower pension contributions during 2014.

Working capital used cash of $145 in the first quarter of 2014 and $109 in last year's first quarter. Higher first quarter sales as compared to prior year fourth quarter sales for both 2014 and 2013 resulted in increased levels of receivables and inventory. Cash of $177 was used in 2014 to finance increased receivables and $178 was used in 2013. We also used cash of $56 and $42 to fund higher inventory levels in 2014 and 2013. Partially offsetting the cash used for higher receivables and inventory in both 2014 and 2013 was cash provided by increases in accounts payable and other net liabilities of $88 in 2014 and $111 in 2013.

Investing activities — Expenditures for property, plant and equipment in the first quarter of 2014 were $36, as compared to $29 in 2013. As discussed above, during 2014 we received $35 of principal upon the sale of a payment-in-kind note receivable. During 2014 we purchased $35 of marketable securities, which was primarily funded by proceeds from the sale of the note receivable. During the first quarter of 2013 we paid $4 related to our strategic alliance with Fallbrook.

Financing activities — During the first quarter of 2014, cash of $22 was used for reduction of short-term borrowings and scheduled long-term debt repayments at international locations. In the first quarter of 2013, proceeds of $53 were obtained from long-term borrowings in advance of scheduled long-term debt repayments of $30 at international locations. Dividends paid to preferred shareholders were $2 and $8 in the first quarters of 2014 and 2013. The decrease in preferred dividends paid is due to the third quarter 2013 redemption of our Series A preferred stock and a decrease in the outstanding Series B preferred stock as holders have converted 3,119,815 Series B preferred shares into common stock since March 31, 2013. We used $64 to repurchase 3,109,500 common shares and $24 to repurchase 1,397,887 common shares during the first quarters of 2014 and 2013. During the first quarter of 2013, we paid $7 to purchase the noncontrolling interests in our United Kingdom subsidiaries.

Contractual Obligations

Preferred dividends accrued but not paid were $2 at March 31, 2014 and $4 at December 31, 2013.

There have been no material changes at March 31, 2014 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2013 Form 10-K.

Contingencies

On April 22, 2014, SIFCO S.A. and affiliated companies filed for judicial reorganization before Bankruptcy Court in São Paulo, Brazil, and an ancillary Chapter 15 proceeding before the Bankruptcy Court of the Southern District of New York. At present, SIFCO is expected to continue operating while going through reorganization proceedings, and no significant disruptions are anticipated to SIFCO’s supply of product to Dana. The supply agreement with SIFCO provides Dana with an option of exercising preferential contractual rights, including access rights, as well as other legal rights and remedies, in the event that SIFCO is unable to satisfy the product supply requirements of the agreement. During 2013, our Commercial Vehicle operating segment purchased approximately $170 of products under the supply agreement with SIFCO.

For a summary of litigation and other contingencies, see Note 13 to our consolidated financial statements in Item 1 of Part I. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. There have been no material changes in the application of our significant accounting policies or critical accounting estimates. Our significant accounting policies are described in Note 1 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q, as well as in Note 1 to our consolidated financial statements in Item 8 of our 2013 Form 10-K. Our critical accounting estimates are described in Item 7 of our 2013 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk exposures related to changes in interest rates and commodity and foreign currency exchange risk from those discussed in Item 7A of our 2013 Form 10-K.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Our CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The Certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2013 Form 10-K for a more complete understanding of the matters covered by the Certifications.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities - On October 25, 2012, our Board of Directors approved a share repurchase program of up to $250 of our outstanding shares over a two-year period. On June 28, 2013, our Board of Directors approved an expansion of the share repurchase program to up to $1,000 over the next two years. We will repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program we used cash of $64 to repurchase shares of our common stock during the first quarter of 2014.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January	Common	1,196,700	$19.88	1,196,700	$147
February	Common	961,200	$19.75	961,200	$128
March	Common	951,600	$22.05	951,600	$107

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date:	April 25, 2014	By:	/s/ William G. Quigley III
William G. Quigley III
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.