Form 10-Q
period 2014-06-30
DANA HOLDING CORP
filed 2014-07-24
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2014
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 155,622,932 shares of the registrant’s common stock outstanding at July 11, 2014.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,710	$1,800	$3,398	$3,476
Costs and expenses
Cost of sales	1,462	1,541	2,916	3,003
Selling, general and administrative expenses	108	105	213	208
Amortization of intangibles	10	18	23	37
Restructuring charges, net	3	4	12	6
Other income, net	21	18	15	20
Income from continuing operations before interest expense and income taxes	148	150	249	242
Interest expense	29	21	59	42
Income from continuing operations before income taxes	119	129	190	200
Income tax expense	33	35	67	62
Equity in earnings of affiliates	6	3	7	7
Income from continuing operations	92	97	130	145
Income (loss) from discontinued operations	(2)	(1)	(3)	1
Net income	90	96	127	146
Less: Noncontrolling interests net income	4	4	7	12
Net income attributable to the parent company	86	92	120	134
Preferred stock dividend requirements	2	7	5	15
Net income available to common stockholders	$84	$85	$115	$119

Net income per share available to parent company common stockholders:
Basic:
Income from continuing operations	$0.55	$0.59	$0.77	$0.80
Income (loss) from discontinued operations	$(0.01)	$(0.01)	$(0.02)	$0.01
Net income	$0.54	$0.58	$0.75	$0.81

Diluted:
Income from continuing operations	$0.50	$0.44	$0.70	$0.62
Income (loss) from discontinued operations	$(0.01)	$—	$(0.02)	$0.01
Net income	$0.49	$0.44	$0.68	$0.63

Weighted-average common shares outstanding
Basic	156.7	145.9	153.7	146.9
Diluted	175.1	211.9	176.0	213.1

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$90	$96	$127	$146
Less: Noncontrolling interests net income	4	4	7	12
Net income attributable to the parent company	86	92	120	134

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	14	(47)	2	(64)
Hedging gains and losses	1	(6)	1	(3)
Investment and other gains and losses	3	(10)	3	(9)
Defined benefit plans	3	6	10	14
Other comprehensive income (loss) attributable to the parent company	21	(57)	16	(62)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	1	(3)		(5)
Other comprehensive income (loss) attributable to noncontrolling interests	1	(3)	—	(5)

Total comprehensive income attributable to the parent company	107	35	136	72
Total comprehensive income attributable to noncontrolling interests	5	1	7	7
Total comprehensive income	$112	$36	$143	$79

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$1,172	$1,256
Marketable securities	168	110
Accounts receivable
Trade, less allowance for doubtful accounts of $6 in 2014 and $7 in 2013	925	793
Other	135	223
Inventories
Raw materials	366	337
Work in process and finished goods	361	333
Other current assets	131	113
Total current assets	3,258	3,165
Goodwill	105	106
Intangibles	205	227
Other noncurrent assets	198	196
Investments in affiliates	202	210
Property, plant and equipment, net	1,244	1,225
Total assets	$5,212	$5,129

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$37	$57
Accounts payable	906	804
Accrued payroll and employee benefits	155	161
Accrued restructuring costs	11	14
Taxes on income	54	35
Other accrued liabilities	197	197
Total current liabilities	1,360	1,268
Long-term debt	1,568	1,567
Pension and postretirement obligations	511	530
Other noncurrent liabilities	347	351
Total liabilities	3,786	3,716
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 47,500,000 shares authorized
Series B, $0.01 par value, 2,013,180 and 3,803,774 shares outstanding	197	372
Common stock, $0.01 par value, 450,000,000 shares authorized, 155,799,361 and 145,338,342 outstanding	2	2
Additional paid-in capital	3,028	2,840
Accumulated deficit	(713)	(812)
Treasury stock, at cost (24,166,118 and 18,742,288 shares)	(481)	(366)
Accumulated other comprehensive loss	(711)	(727)
Total parent company stockholders' equity	1,322	1,309
Noncontrolling equity	104	104
Total equity	1,426	1,413
Total liabilities and equity	$5,212	$5,129

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$127	$146
Depreciation	81	82
Amortization of intangibles	27	43
Amortization of deferred financing charges	3	3
Unremitted earnings of affiliates	6	(6)
Stock compensation expense	9	9
Deferred income taxes	(5)
Pension contributions, net	(5)	(20)
Interest payment received on payment-in-kind note receivable	40	26
Change in working capital	(96)	(84)
Other, net	6	(12)
Net cash provided by operating activities	193	187

Investing activities
Purchases of property, plant and equipment	(96)	(71)
Acquisition of business		(8)
Principal payment received on payment-in-kind note receivable	35	33
Purchases of marketable securities	(57)	(66)
Proceeds from sales of marketable securities	1	24
Proceeds from maturities of marketable securities	2	5
Proceeds from sale of business	9
Other	3	8
Net cash used in investing activities	(103)	(75)

Financing activities
Net change in short-term debt	(5)	(1)
Proceeds from letters of credit	12
Repayment of letters of credit	(6)
Proceeds from long-term debt	1	57
Repayment of long-term debt	(19)	(48)
Deferred financing payments		(3)
Dividends paid to preferred stockholders	(4)	(15)
Dividends paid to common stockholders	(16)	(15)
Distributions to noncontrolling interests	(2)	(2)
Repurchases of common stock	(113)	(86)
Payments to acquire noncontrolling interests		(7)
Other		3
Net cash used in financing activities	(152)	(117)

Net decrease in cash and cash equivalents	(62)	(5)
Cash and cash equivalents – beginning of period	1,256	1,059
Effect of exchange rate changes on cash balances	(22)	(24)
Cash and cash equivalents – end of period	$1,172	$1,030

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

Recently issued accounting pronouncements

In June 2014, the FASB issued guidance to provide clarity on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of a share-based payment award. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendment requires that a performance target that affects vesting and extends beyond the end of the service period be treated as a performance condition and not as a factor in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance becomes effective January 1, 2016.

In June 2014, the FASB issued guidance that amends accounting and disclosures for repurchase agreements and similar transactions. Repurchase-to-maturity transactions and linked repurchase financings are to be accounted for as secured borrowings, which is consistent with the accounting for other repurchase agreements. The amendment also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The guidance, which becomes effective January 1, 2015, could affect our accounting for future transactions.

In May 2014, the FASB issued guidance that requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration a company expects to be entitled to in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective January 1, 2017 and early adoption is not permitted. The guidance allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating the impact this guidance will have on our consolidated results of operations, financial position and cash flows.

In April 2014, the FASB issued guidance that revises the definition of a discontinued operation. The revised definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance will apply to covered transactions that occur after 2014 but may be applied to the initial reporting of disposals completed or approved in 2014.

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

Divestiture of Structural Products business — In March 2010, we sold substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). We had received cash proceeds of $134 through the end of 2011, excluding amounts related to working capital adjustments and tooling. An additional $10 remained as a receivable and was supported by funds held in escrow. Those funds were to be released to Dana by June 2012; however, the buyer presented claims to the escrow agent seeking indemnification from Dana. The escrow agent was precluded from releasing the funds held in escrow until Dana and the buyer resolved the issues underlying the claims. The parties reached a final agreement on the remaining issues in May 2014, resulting in the receipt of $9 from the escrow agent and a charge of $1 to other income, net within discontinued operations.

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

The loss from discontinued operations in the second quarter of 2014 includes the charge that resulted from final settlement of the claims presented by the buyer while the loss in the first quarter of 2014 included exit costs incurred in connection with retained properties. Legal fees related to the arbitration with Metalsa and the lawsuit brought by a major customer in 2012 were incurred in both periods. The income from discontinued operations for the six months ended June 30, 2013 was the net result of recoveries of prior costs finalized during the period, restructuring expenses related to ongoing maintenance of retained properties and legal fees.
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

Components of other intangible assets —

		June 30, 2014			December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$94	$(86)	$8	$94	$(83)	$11
Trademarks and trade names	16	4	(2)	2	4	(1)	3
Customer relationships	8	533	(423)	110	527	(399)	128
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$716	$(511)	$205	$710	$(483)	$227

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at June 30, 2014 were as follows: Light Vehicle — $13, Commercial Vehicle — $114, Off-Highway — $62 and Power Technologies — $16.

Amortization expense related to amortizable intangible assets —

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Charged to cost of sales	$2	$3	$4	$6
Charged to amortization of intangibles	10	18	23	37
Total amortization	$12	$21	$27	$43

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on June 30, 2014 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2014	2015	2016	2017	2018
Amortization expense	$23	$22	$20	$17	$14

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

During the second quarter of 2014, we continued to implement certain headcount reduction programs, including those associated with the closure of our Commercial Vehicle foundry operation in Argentina. Including costs associated with this action and with other previously announced initiatives, restructuring expense during the second quarter of 2014 was $3, including $1 of severance and related benefit costs and $2 of exit costs.

Restructuring expense during the first quarter of 2014 was also primarily associated with the closure of our Commercial Vehicle foundry operation in Argentina. Including costs associated with this action and with other previously announced initiatives, restructuring expense during the first quarter of 2014 was $9, including $7 of severance and related benefit costs and $2 of exit costs.

During the second quarter of 2013, we implemented certain headcount reduction initiatives, primarily in our Light Vehicle and Commercial Vehicle businesses in Argentina and Australia. New customer programs and other developments in our North American Light Vehicle business and a decision by our European Off-Highway business to in-source the manufacturing of certain parts resulted in the reversal of previously accrued severance obligations. Restructuring expense of $4, net of the aforementioned reversals, during the second quarter of 2013 was attributable to newly implemented and previously announced initiatives and included $3 of severance and related benefit costs and $1 of exit costs.

Excluding $1 of costs associated with discontinued operations and attributable to exit costs, restructuring expense during the first quarter of 2013 was $2, all of which was attributable to exit costs associated with previously announced initiatives.

Restructuring charges and related payments and adjustments —

	Employee Termination Benefits	Exit Costs	Total
Balance at March 31, 2014, including noncurrent portion	$13	$10	$23
Activity during the period:
Charges to restructuring	1	2	3
Cash payments	(3)	(2)	(5)
Balance at June 30, 2014, including noncurrent portion	$11	$10	$21

Balance at December 31, 2013, including noncurrent portion	$14	$11	$25
Activity during the period:
Charges to restructuring	8	4	12
Cash payments	(11)	(5)	(16)
Balance at June 30, 2014, including noncurrent portion	$11	$10	$21

At June 30, 2014, the accrued employee termination benefits relate to the reduction of approximately 200 employees to be completed over the next three years. The exit costs relate primarily to lease continuation obligations. We estimate cash expenditures to approximate $8 during the remainder of 2014 and $13 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives.

	Expense Recognized			Future Cost to Complete
	Prior to 2014	2014	Total to Date
Light Vehicle	$8		$8	$5
Commercial Vehicle	28	11	39	13
Off-Highway	8		8
Power Technologies	2	1	3
Corporate			—	4
Discontinued operations	2		2
Total	$48	$12	$60	$22

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Stockholders’ Equity

Preferred stock — Dividends on our 4.0% Series B Convertible Preferred Stock accrue daily and are payable in cash as approved by the Board of Directors. Our 4.0% Series A Convertible Preferred Stock ceased accruing dividends as a result of redemption in August 2013. Preferred dividends of $2 and $4 were accrued at June 30, 2014 and December 31, 2013.

During the first half of 2014, holders of 1,790,594 shares of Series B preferred stock elected to convert those preferred shares into common stock and received 15,230,215 shares. The common stock issued included shares to satisfy the accrued dividends owed to the converting preferred stockholders. Based on the market price of Dana common stock on the date of conversion, the fair value of the conversions totaled $316. As of July 2, 2014, the per share closing price of our common stock exceeded $22.24 for 20 consecutive trading days. As a result, we are exercising our right to cause the conversion of all of the outstanding Series B preferred shares upon fulfillment of the required 90-day notice period ending September 30, 2014. Holders of Series B preferred stock continue to have the option to voluntarily convert preferred shares into common stock during the 90-day notice period.

Common stock — Our Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the first and second quarters of 2014. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — Our Board of Directors approved a share repurchase program of up to $1,000 of our outstanding shares of common stock over a two-year period from June 28, 2013. Under the program, we spent $113 to repurchase 5,320,850 shares of our common stock during the first half of 2014 through open market transactions. Approximately $58 remained available under the program for future share repurchases as of June 30, 2014.

Changes in equity —

	2014			2013
Three Months Ended June 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, March 31	$1,272	$105	$1,377	$1,840	$108	$1,948
Total comprehensive income	107	5	112	35	1	36
Preferred stock dividends	(2)		(2)	(7)		(7)
Common stock dividends	(9)		(9)	(7)		(7)
Distributions to noncontrolling interests		(6)	(6)		(4)	(4)
Common stock share repurchases	(49)		(49)	(62)		(62)
Stock compensation	4		4	9		9
Stock withheld for employee taxes	(1)		(1)	(2)		(2)
Balance, June 30	$1,322	$104	$1,426	$1,806	$105	$1,911

Six Months Ended June 30,
Balance, December 31	$1,309	$104	$1,413	$1,836	$112	$1,948
Total comprehensive income	136	7	143	72	7	79
Preferred stock dividends	(5)		(5)	(15)		(15)
Common stock dividends	(16)		(16)	(15)		(15)
Distributions to noncontrolling interests		(7)	(7)		(5)	(5)
Share conversion	3		3			—
Common stock share repurchases	(113)		(113)	(86)		(86)
Adjustments to paid-in capital for purchase of noncontrolling interests			—	6		6
Adjustments to other comprehensive income for purchase of noncontrolling interests			—	(3)		(3)
Purchase of noncontrolling interests			—		(9)	(9)
Stock compensation	10		10	15		15
Stock withheld for employee taxes	(2)		(2)	(4)		(4)
Balance, June 30	$1,322	$104	$1,426	$1,806	$105	$1,911

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2014	$(254)	$—	$3	$(481)	$(732)
Other comprehensive income (loss):
Currency translation adjustments	14				14
Holding gains (losses)		1	3		4
Amortization of net actuarial losses included in net periodic benefit cost (b)				3	3
Other comprehensive income	14	1	3	3	21
Balance, June 30, 2014	$(240)	$1	$6	$(478)	$(711)

Balance, March 31, 2013	$(219)	$7	$13	$(602)	$(801)
Other comprehensive income (loss):
Currency translation adjustments	(47)				(47)
Holding losses		(3)	(2)		(5)
Reclassification of amount to net income (a)		(3)	(8)		(11)
Amortization of net actuarial losses included in net periodic benefit cost (b)				6	6
Other comprehensive income (loss)	(47)	(6)	(10)	6	(57)
Balance, June 30, 2013	$(266)	$1	$3	$(596)	$(858)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2013	$(242)	$—	$3	$(488)	$(727)
Other comprehensive income (loss):
Currency translation adjustments	2				2
Holding gains		1	5		6
Reclassification of amount to net income (a)			(2)		(2)
Venezuelan bolivar devaluation				3	3
Amortization of net actuarial losses included in net periodic benefit cost (b)				8	8
Tax expense				(1)	(1)
Other comprehensive income	2	1	3	10	16
Balance, June 30, 2014	$(240)	$1	$6	$(478)	$(711)

Balance, December 31, 2012	$(198)	$3	$12	$(610)	$(793)
Other comprehensive income (loss):
Currency translation adjustments	(64)				(64)
Holding gains		2	(1)		1
Reclassification of amount to net income (a)		(5)	(8)		(13)
Venezuelan bolivar devaluation				2	2
Amortization of net actuarial losses included in net periodic benefit cost (b)				12	12
Other comprehensive income (loss)	(64)	(3)	(9)	14	(62)
Adjustment for purchase of noncontrolling interests	(4)	1			(3)
Balance, June 30, 2013	$(266)	$1	$3	$(596)	$(858)
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

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$92	$97	$130	$145
Less: Noncontrolling interests	4	4	7	12
Less: Preferred stock dividend requirements	2	7	5	15
Income from continuing operations available to common stockholders - Numerator basic	86	86	118	118
Preferred stock dividend requirements	2	7	5	15
Numerator diluted	$88	$93	$123	$133

Net income available to common stockholders - Numerator basic	$84	$85	$115	$119
Preferred stock dividend requirements	2	7	5	15
Numerator diluted	$86	$92	$120	$134

Weighted-average number of shares outstanding - Denominator basic	156.7	145.9	153.7	146.9
Employee compensation-related shares, including stock options	1.3	1.4	1.2	1.6
Conversion of preferred stock	17.1	64.6	21.1	64.6
Denominator diluted	175.1	211.9	176.0	213.1

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.3 million and 0.6 million CSEs from the calculations of diluted earnings per share for the quarter and year-to-date periods ended June 30, 2013 as the effect of including them would have been anti-dilutive.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the first half of 2014.

		Weighted-average Per Share
	Granted (In millions)	Grant Date Fair Value
RSUs	0.7	$21.21
PSUs	0.3	$24.36

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

Stock options and SARs related to 0.4 million shares were exercised and 0.1 million shares were forfeited in 2014. We received $4 of cash from the exercise of stock options and we paid $2 of cash to settle SARs and RSUs during 2014. We issued 0.3 million shares of common stock based on the vesting of RSUs.

We recognized stock compensation expense of $5 and $4 during the second quarter of 2014 and 2013 and $9 and $9 during the first half of 2014 and 2013. At June 30, 2014, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $30. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2014		2013		OPEB - Non-U.S.
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2014	2013
Interest cost	$20	$3	$19	$3	$2	$1
Expected return on plan assets	(28)		(29)
Service cost		2		2
Amortization of net actuarial loss	4	1	5	1
Net periodic benefit cost (credit)	$(4)	$6	$(5)	$6	$2	$1

Six Months Ended June 30,
Interest cost	$40	$6	$38	$6	$3	$2
Expected return on plan assets	(55)		(58)
Service cost		3		3
Amortization of net actuarial loss	8	2	10	2
Net periodic benefit cost (credit)	$(7)	$11	$(10)	$11	$3	$2

Note 10. Marketable Securities

	June 30, 2014			December 31, 2013
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$39	$—	$39	$27	$—	$27
Corporate securities	33		33	30	(1)	29
Certificates of deposit	24		24	21		21
Other	66	6	72	31	2	33
Total marketable securities	$162	$6	$168	$109	$1	$110

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less and after one year through five years total $28 and $68 at June 30, 2014.

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate	June 30, 2014	December 31, 2013
Senior Notes due February 15, 2019	6.500%	$400	$400
Senior Notes due February 15, 2021	6.750%	350	350
Senior Notes due September 15, 2021	5.375%	450	450
Senior Notes due September 15, 2023	6.000%	300	300
Other indebtedness		79	99
Total		1,579	1,599
Less: current maturities		11	32
Total long-term debt		$1,568	$1,567

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

There were no borrowings under the revolving facility at June 30, 2014 but we had utilized $48 for letters of credit. Based on our borrowing base collateral of $357, we had potential availability at June 30, 2014 under the revolving facility of $309 after deducting the outstanding letters of credit.

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

Debt covenants — At June 30, 2014, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Inputs Observable	Significant Inputs Unobservable
June 30, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Marketable securities - current asset	$168	$72	$96	$—
Currency forward contracts - current asset	3		3
Currency forward contracts - current liability	2		2
Currency swaps - current asset	2		2
Currency swaps - current liability	4		4

December 31, 2013
Notes receivable - current asset	$75	$—	$75	$—
Marketable securities - current asset	110	33	77
Currency forward contracts - current asset	3		3
Currency forward contracts - current liability	2		2
Currency swaps - noncurrent asset	2		2
Currency swaps - noncurrent liability	2		2

Changes in Level 3 recurring fair value measurements —

	Three Months Ended June 30,		Six Months Ended June 30,
Notes receivable, including current portion	2014	2013	2014	2013
Beginning of period	$—	$133	$—	$129
Accretion of value (interest income)		3		7
Payment received		(61)		(61)
End of period	$—	$75	$—	$75

During January 2014, we sold our interest in a payment-in-kind callable note to a third party for $75. Accordingly, we reclassified the note to current assets and, with observable market value readily available, we reduced the unrealized gain and transferred the note from Level 3 to Level 2 at December 31, 2013.

Fair value of financial instruments – The financial instruments that are not carried in our balance sheet at fair value are as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,500	$1,602	$1,500	$1,567
Other indebtedness	79	76	99	98
Total	$1,579	$1,678	$1,599	$1,665

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

Foreign currency derivatives — Our foreign currency derivatives include forward contracts associated with forecasted transactions, primarily involving the purchases and sales of inventory through the next eighteen months, as well as currency swaps associated with certain recorded intercompany loans receivable and payable.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $282 as of June 30, 2014 and $252 as of December 31, 2013. The total notional amount of outstanding foreign currency swaps was $71 as of June 30, 2014 and $297 as of December 31, 2013.

The following foreign currency derivatives were outstanding at June 30, 2014:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Euro	$114	$4	$118	Aug-15
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee	61	15	76	Dec-15
British pound	U.S. dollar, Euro	27	1	28	Aug-15
Swedish krona	Euro	18		18	Aug-15
South African rand	U.S. dollar, Euro		14	14	Dec-14
Thai baht	U.S. dollar, Australian dollar		17	17	Apr-15
Indian rupee	U.S. dollar, British pound, Euro		11	11	Mar-15
Total forward contracts		220	62	282

U.S. dollar	Euro		71	71	Feb-15
Total currency swaps		—	71	71
Total foreign currency derivatives		$220	$133	$353

During May 2014, concurrent with the cancellation of two of our Euro-denominated and Canadian dollar-denominated intercompany loans, we terminated $225 of associated currency swaps. No portion of the fair value of these currency swaps had been deferred in accumulated other comprehensive income (AOCI).

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

Amounts to be reclassified to earnings — Deferred gains or losses, which are reported in AOCI, are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to June 30, 2014 market rates. Deferred gains of $1 at June 30, 2014 are expected to be reclassified to earnings during the next twelve months. Amounts deferred were not significant at December 31, 2013. See Note 6 for additional details.

Note 13. Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 25,000 active pending asbestos personal injury liability claims at both June 30, 2014 and December 31, 2013. We have accrued $82 for indemnity and defense costs for settled, pending and future claims at June 30, 2014, compared to $88 at December 31, 2013. We use a fifteen-year time horizon for our estimate of this liability.

At June 30, 2014, we had recorded $52 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $55 recorded at December 31, 2013. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

As part of our reorganization in 2008, assets and liabilities associated with asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC, a consolidated wholly-owned subsidiary of Dana. The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities, marketable securities and other assets which we believe are sufficient to satisfy its liabilities. Dana Companies, LLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at June 30, 2014 and December 31, 2013, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $8 at June 30, 2014 and $9 at December 31, 2013. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from insurers or other parties of $1 at both dates.

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

Note 14. Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available. Certain prior period amounts in the following table previously included in amounts accrued for current period sales have been reclassified to adjustments of prior period estimates.

Changes in warranty liabilities —

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$56	$63	$54	$66
Amounts accrued for current period sales	5	5	9	9
Adjustments of prior estimates	7	2	11	4
Settlements of warranty claims	(9)	(10)	(15)	(19)
Currency impact		(1)		(1)
Balance, end of period	$59	$59	$59	$59

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

We reported income tax expense related to our continuing operations of $33 and $35 for the quarters ended June 30, 2014 and 2013 and $67 and $62 for the respective six-month periods. The effective income tax rates vary from the U.S. federal statutory rate of 35%% due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $2 and $2 for the quarters ended June 30, 2014 and 2013 and $3 and $4 for the respective six-month periods related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also recognized expense of $4 and $1 in the first and second quarters of 2014 for withholding taxes associated with changes to planned repatriations of certain foreign earnings and we accrued additional tax reserves of $2 in the second quarter of 2014 for settlement of outstanding tax matters in Italy. In connection with our purchase of the noncontrolling interests in three UK subsidiaries during the first quarter of 2013, we released valuation allowances against deferred tax assets of $2.

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

At June 30, 2014, we have a valuation allowance against our deferred tax assets in the U.S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider the pro forma effects on historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable and the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013. A sustained period of profitability, after giving pro forma effect to implemented actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released. Our U.S. operations have experienced improved profitability in recent years, but our analysis of the income of the U.S. operations, as adjusted for pro forma effects of 2013 developments, results in a cumulative loss in recent years as of June 30, 2014. Therefore, we have not achieved a level of sustained historical profitability that would, in our judgment, support a release of the valuation allowance at June 30, 2014. Although we expect our U.S. operations to generate profits in the future, this positive evidence cannot be given as much weight in our analysis as the objectively verifiable lack of sustained historical profitability. To the extent that we achieve our forecasted levels of sustainable profits in 2014 and our projections of profitability beyond 2014 are sufficiently positive, it is reasonably possible that we could release up to $675 of the valuation allowances against our U.S. deferred tax assets in the next twelve months. Until the valuation allowance is released, the income tax effect of any reported U.S. profits will reduce net deferred tax assets and the associated valuation allowance.

Note 16. Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$3	$5	$6	$12
Government grants and incentives	1	1	2	2
Foreign exchange gain (loss)	14	4	2	(4)
Strategic transaction expenses		(2)	(1)	(4)
Write-off of deferred financing costs		(2)		(2)
Gain on sale of marketable securities		3		3
Recognition of unrealized gain on payment-in-kind note receivable		5	2	5
Insurance recoveries				2
Other	3	4	4	6
Other income, net	$21	$18	$15	$20

Interest income decreased from 2013 as a result of selling our payment-in-kind note receivable during the first quarter of 2014. As discussed in Note 12 above, the receipt of a payment on our payment-in-kind note receivable during the second quarter of 2013 resulted in the recognition of a portion of the related unrealized gain that arose following the valuation of the note receivable below its callable value at emergence from bankruptcy. The subsequent sale of the payment-in-kind note receivable during the first quarter of 2014 resulted in the recognition of the remaining unrealized gain.

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. As discussed in Note 1 above, effective March 31, 2014, we ceased using the official exchange rate of 6.3 and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. The SICAD rate was 10.6 bolivars per U.S. dollar at June 30, 2014. During the second quarter of 2014 we realized a $7 gain as CENCOEX approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during the second quarter of 2014 we realized a $6 gain on the sale of U.S. dollars through SICAD 2 at an average rate of 49.9 bolivars per U.S. dollar. Both the first quarter 2014 charge and the second quarter 2014 gains associated with our Venezuelan subsidiaries are included in the segment EBITDA of our Light Vehicle operating segment. Foreign exchange loss for 2013 includes a first quarter charge of $6 resulting from the February 2013 devaluation of Venezuela's official exchange rate from 4.3 to 6.3 bolivars per U.S. dollar. The charge was largely recovered over the balance of 2013 as the Venezuelan government allowed certain transactions to be settled at the former exchange rate. A gain of $3 from these settlements was recognized in the second quarter of 2013.

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

Segment information —

	2014			2013
Three Months Ended June 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$636	$43	$76	$673	$33	$71
Commercial Vehicle	463	20	47	498	32	61
Off-Highway	335	10	46	364	12	46
Power Technologies	276	4	39	265	6	39
Eliminations and other		(77)			(83)
Total	$1,710	$—	$208	$1,800	$—	$217

Six Months Ended June 30,
Light Vehicle	$1,254	$71	$106	$1,292	$66	$112
Commercial Vehicle	920	46	91	956	64	102
Off-Highway	676	20	88	707	24	87
Power Technologies	548	10	83	521	11	75
Eliminations and other		(147)			(165)
Total	$3,398	$—	$368	$3,476	$—	$376

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment EBITDA	$208	$217	$368	$376
Corporate expense and other items, net	(3)	(2)	2	(3)
Depreciation	(41)	(40)	(81)	(82)
Amortization of intangibles	(12)	(21)	(27)	(43)
Restructuring	(3)	(4)	(12)	(6)
Strategic transaction expenses and other items	1	(4)		(6)
Write-off of deferred financing costs		(2)		(2)
Recognition of unrealized gain on payment-in-kind note receivable		5	2	5
Stock compensation expense	(5)	(4)	(9)	(9)
Interest expense	(29)	(21)	(59)	(42)
Interest income	3	5	6	12
Income from continuing operations before income taxes	119	129	190	200
Income tax expense	33	35	67	62
Equity in earnings of affiliates	6	3	7	7
Income from continuing operations	92	97	130	145
Income (loss) from discontinued operations	(2)	(1)	(3)	1
Net income	$90	$96	$127	$146

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at June 30, 2014 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$141
Bendix Spicer Foundation Brake, LLC	20%	43
Axles India Limited	48%	7
All others as a group		9
Investments in equity affiliates		200
Investments in affiliates carried at cost		2
Investments in affiliates		$202

Summarized financial information for DDAC —

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$219	$229	$423	$416
Gross profit	$24	$25	$44	$45
Pre-tax income	$10	$10	$14	$16
Net income	$8	$10	$11	$16
Dana's equity earnings in affiliate	$3	$3	$2	$6

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline, sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At June 30, 2014, we employed approximately 23,500 people, operated in 26 countries and had 91 major manufacturing/distribution, technical centers and office facilities around the world.

External sales by operating segment for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$636	37.2%	$673	37.4%	$1,254	36.9%	$1,292	37.2%
Commercial Vehicle	463	27.1%	498	27.7%	920	27.1%	956	27.5%
Off-Highway	335	19.6%	364	20.2%	676	19.9%	707	20.3%
Power Technologies	276	16.1%	265	14.7%	548	16.1%	521	15.0%
Total	$1,710		$1,800		$3,398		$3,476

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

Shareholder returns – Our strong financial position enabled us to provide returns to our common shareholders in the form of cash dividends and the reduction in the number of common share equivalents outstanding.  Since the first quarter of 2012, we've declared and paid quarterly common stock dividends of five cents per share.  During 2013, we redeemed our Series A preferred stock – the equivalent of 21 million common shares on an as converted basis – for $474 and we repurchased 17 million common shares for $337. Repurchases of common shares continued in the first half of 2014 with $113 being used for this purpose. In July 2014, the market price of our common shares provided Dana the option to effect the mandatory conversion of the remaining Series B preferred stock. We expect to cause the conversion of those shares upon fulfillment of the required 90-day notice period ending September 30, 2014.

Technology leadership — With a clear focus on market based value drivers, global mega trends and customer sustainability objectives and requirements, we are driving innovation to create differentiated value for our customers, moving from a “product push” to a “market pull” product pipeline. We are committed to making investments and diversifying our product offerings to strengthen our competitive position in our core driveline, sealing and thermal technologies, creating value for our customers through improved fuel efficiency, emission control, electric and hybrid electric solutions, durability and cost of ownership, software integration and systems solutions. Our 2012 strategic alliance with Fallbrook Technologies Inc. (Fallbrook) provides us the opportunity to leverage leading edge continuously variable planetary (CVP) technology into the development of advanced drivetrain and transmission solutions for customers in our end markets.

Additional engineering and operational investment is being channeled into reinvigorating our product portfolio and capitalizing on technology advancement opportunities. A shared North American engineering center for our Light Vehicle and Commercial Vehicle operating segments allows us to share technologies among these businesses. New engineering facilities in India and China are now on line, more than doubling our engineering presence in the Asia Pacific region with state-of-the-art development and test capabilities that globally support each of our businesses. In December 2013, we announced the opening of a new technology center in Cedar Park, Texas to support our VariGlide™ CVP technology alliance development initiatives.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2014 Outlook			2013	2012
North America
Light Truck (Full Frame)	3,750	to	3,850	3,632	3,464
Light Vehicle Engines	14,700	to	15,100	14,233	13,805
Medium Truck (Classes 5-7)	200	to	210	201	188
Heavy Truck (Class 8)	280	to	290	245	279
Agricultural Equipment	70	to	75	75	75
Construction/Mining Equipment	150	to	155	157	163
Europe (including Eastern Europe)
Light Truck	7,400	to	7,500	7,276	6,905
Light Vehicle Engines	21,000	to	22,000	20,836	20,426
Medium/Heavy Truck	380	to	390	400	400
Agricultural Equipment	220	to	240	244	255
Construction/Mining Equipment	300	to	310	298	322
South America
Light Truck	1,100	to	1,200	1,302	1,219
Light Vehicle Engines	3,300	to	3,400	3,775	3,644
Medium/Heavy Truck	185	to	195	218	172
Agricultural Equipment	40	to	45	54	48
Construction/Mining Equipment	18	to	22	20	19
Asia Pacific
Light Truck	21,000	to	22,000	20,515	18,672
Light Vehicle Engines	46,100	to	47,100	45,213	42,857
Medium/Heavy Truck	1,500	to	1,600	1,522	1,492
Agricultural Equipment	750	to	800	788	750
Construction/Mining Equipment	550	to	570	555	614

North America

Light vehicle markets — Improving economic conditions during the past couple of years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles, greater availability of credit and improving consumer confidence have stimulated new vehicle sales. Light vehicle sales in the second quarter and first half of 2014 were 4% and 3% stronger than the comparable periods in 2013. Light vehicle production increased in line with unit sales, with this year's second quarter production of around 4.4 million units and first half production of about 8.6 million units up about 4% from last year. In the full frame light truck segment where more of our programs are focused, second quarter and first half production in 2014 was about 10% and 8% stronger than the same periods of last year. Inventory levels of total light vehicles in the U.S. continue to be near normal levels. Inventory of around 59 days' supply at the end of June 2014 compares with 64 days at the end of 2013 and 60 days at the end of last year's second quarter. Full frame light truck inventory of 78 days' supply at the end of June 2014 compares with 67 days at the end of 2013 and 74 days at the end of March 2013.

We expect that improving economic fundamentals will continue to benefit the North American light vehicle markets. Full frame light truck production has been stronger than initially expected this year. As such, we increased our full year production outlook for this segment to a range of 3.75 to 3.85 million units, putting it up 3 to 6% over 2013. Our outlook for full year 2014 light vehicle engine production is unchanged at 14.7 to 15.1 million units, a 3 to 6% increase over 2013.

Medium/heavy vehicle markets — As with the light vehicle market, medium duty Classes 5-7 truck production has increased over the past couple of years, with the rate of production growth slowing in 2013. Similar to the North America light vehicle market, improving economic conditions are beginning to strengthen 2014 unit sales and production levels of medium/heavy trucks. Second quarter 2014 medium duty production of around 58,000 units was about 9% higher than the second quarter of last year, while first half production levels were up about 10%. In the heavy-duty Class 8 truck market, after increasing significantly in 2011 and 2012, production declined in 2013 as truck buyers in this segment were more cautious regarding the pace of economic recovery and opted to delay replacing existing vehicles. During the last quarter of 2013 and continuing into 2014, the order book for Class 8 vehicles has been strengthening. Second quarter 2014 production of about 73,000 units is up about 8% from the same period of last year, while first half 2014 production is about 15% higher.

With economic factors continuing to benefit the North America medium/heavy market during the second half of 2014, we've increased our full year Class 8 vehicle production expectation to a range of 280,000 to 290,000 units, an increase of 15,000 units from our April 2014 forecast, putting 2014 production about 14 to 18% higher than in 2013. Although our full year 2014 outlook for medium-duty Classes 5-7 production is unchanged at 200,000 to 210,000 units, we expect to be near the high end of that range, resulting in full year production being about 4% higher than in 2013.

Markets Outside of North America

Light vehicle markets — European production levels in recent years have been adversely impacted by overall economic weakness brought on in part by sovereign debt concerns, high unemployment levels, governmental austerity actions in many countries and other economic factors. The region began seeing some economic stability take hold in 2013, contributing to light vehicle engine and truck production being up about 2%. Signs of continued economic improvement were reflected in light vehicle engine and light truck production levels for the first six months of 2014 which were 3% and 7% stronger than the same period of 2013. We expect overall continued economic stability and improvement as we progress through the remainder of 2014, with full year light vehicle engine build expected to be flat to up 6% versus 2013 and light truck production now being up about 2 to 3% from 2013, slightly stronger than our April 2014 forecast. A number of South American markets, in particular Venezuela and Argentina, are experiencing difficult economic environments. After improving slightly in 2013, first half 2014 light vehicle engine production was down 17% compared to the first half of 2013, with comparative second quarter production down about 25%. Light truck production for the first six months of this year was down about 14% from last year's first half, with 2014 second quarter production being down about 23%. Although we expect vehicle production to resume in Venezuela during the third quarter, we expect the economic environment in South America to be relatively weak during the remainder of this year. We lowered our full year 2014 light truck production forecast, which now reflects production being down about 8 to 16%, and we reduced our light vehicle engine production forecast to levels that are about 10 to 13% below last year. Light vehicle engine and light truck production levels in the Asia Pacific region were up about 5% and 11% in the first half of 2014 as compared to the same period in 2013, principally on the strength of stronger production in China. We increased our full year 2014 production outlook in the Asia Pacific region to levels reflecting increased light vehicle engine production of about 2 to 4% and higher light truck production of about 2 to 7% compared to last year.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. An improving economic environment in Europe contributed to medium/heavy production in the second quarter and first half of 2014 being up about 3 to 4% from the same period of 2013. Our outlook for full year 2014 Europe production is unchanged from April 2014, reflecting a modest decline compared with full year 2013 production. South American medium/heavy truck production levels in this year's first six months were down about 16% from 2013, with second quarter 2014 production down nearly 30% from the previous year. With relative weakness persisting in this market for the remainder of this year, we've reduced our full year 2014 production expectation to levels that are 11 to 15% below full year 2013. Asia Pacific medium/heavy truck production increased about 2% in 2013 after declining in each of the two preceding years. Production levels have been relatively stable in 2014, with production during the first six months of this year being comparable to the first half of 2013. For the full year of 2014, we expect medium/heavy truck production to be in line with our April 2014 forecast, which has production for the year flat to up 5% over 2013.

Off-Highway Markets

Our Off-Highway business has a large presence outside of North America, with about 75% of its sales coming from Europe and about 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments, both of which experienced increased demand during 2012 and 2011. While the agriculture market remained fairly stable in 2013, the construction/mining segment experienced considerable weakness with global production down about 8%. In the second quarter and first half of 2014, demand levels in the agriculture and mining segments of this business were weaker than in 2013, while the construction sector was up slightly. For the full year of 2014, we lowered our agriculture segment production outlook from our April 2014 forecast as we expect the first-half weakness to persist during the remainder of the year. As such, we are now forecasting global agriculture production to be flat to down 7% from 2013. Our outlook for the construction/mining segment is for full year global production in 2014 to be flat to up 3% from last year.

Venezuela Operations

The current operating, political and economic environment in Venezuela is very challenging. Foreign exchange controls are restricting the ability of companies operating in the country to import required parts and material and satisfy their U.S. dollar obligations. During the first six months of 2014, our major original equipment customers suspended production in the country, causing us to significantly curtail our production activities. Our sales in Venezuela during the first six months of 2014 approximated $50, mostly relating to aftermarket business. By comparison, first half sales in 2013 approximated $70, with the devaluation of the bolivar during that period contributing to some market disruptions. Full year sales in 2013 approximated$170.

As more fully described in Note 1 to our consolidated financial statements in Item 1 of Part I, developments within the parallel Complementary System of Foreign Currency Administration (SICAD) and SICAD 2 foreign exchange markets and uncertainty surrounding future use of the official exchange rate to transact business resulted in our decision to begin using the SICAD rate rather than the official exchange rate at March 31, 2014 to translate the financial statements of our Venezuelan subsidiaries into U.S. dollars. Prior to March 31, 2014, we had used the official exchange rate of 6.3 bolivars per U.S. dollar. Use of the 10.7 bolivars per U.S. dollar SICAD rate for translation at March 31, 2014 resulted in a charge of $17 that was recognized in first quarter 2014 other income, net. After declining to 10.0 bolivars per U.S. dollar during the second quarter, the SICAD rate increased to 10.6 bolivars per U.S. dollar at June 30, 2014. Based on our current bolivar-denominated net monetary asset position, a change in the exchange rate to 20 bolivars per U.S. dollar would result in an estimated pre-tax charge to net income of $12.

At June 30, 2014, the net investment in our Venezuelan operations was $58. Included in this investment is $38 of bolivar-denominated cash, $31 of property plant and equipment and $45 of U.S. dollar-denominated intercompany and third party obligations. As of March 31, 2014, we had submitted requests to the National Center of Foreign Commerce (CENCOEX) seeking approval to satisfy $44 of U.S. dollar-denominated obligations with bolivars at the official exchange rate of 6.3. During the second quarter of 2014, CENCOEX approved $17 of our submitted requests for exchange at the official exchange rate, with $13 converted to U.S. dollars in the second quarter of 2014 and $4 converted in July 2014. We recognized foreign exchange gains of $7 in other income, net on these transactions as such bolivars had been valued at the higher SICAD rate. The proceeds from these currency exchanges were used to reduce U.S. dollar-denominated liabilities of our Venezuela operations. As of June 30, 2014, we had outstanding requests with CENCOEX seeking approval to satisfy $30 of U.S. dollar-denominated obligations with bolivars at the official exchange rate.

During the second quarter of 2014, to satisfy applicable Venezuela import/export and foreign exchange requirements, our Venezuela operation collected U.S. dollar-denominated intercompany receivables and exchanged the proceeds thereon, net of expenses, for bolivars in the SICAD 2 market at an average rate of 49.9 bolivars per U.S. dollar. Upon translation of the bolivars at the SICAD rate, we recognized currency transaction gains of $6 in other income, net.

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

In the second quarter and first six months of 2014, higher commodity prices increased our costs by approximately $16 and $26 as compared to the corresponding period in 2013, while last year's second quarter and first half results reflected increased costs of $4 and $9 versus 2012. Material recovery and other pricing actions increased sales by about $14 in the second quarter of 2014 and $13 for the first half of 2014 as compared to increasing sales by $17 and $20 in last year's second quarter and first half, excluding devaluation-related pricing adjustments in Venezuela.

Sales, Earnings and Cash Flow Outlook

	2014 Outlook	2013	2012
Sales	~ $6,800	$6,769	$7,224
Adjusted EBITDA	~ $760	$745	$781
Free Cash Flow	$275 - $295	$368	$175

Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. See the Non-GAAP Financial Measures discussion below for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.

During 2012 and 2013, we experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. Considering our served end markets and regional economies, on balance, the effect of market volumes on our sales has been relatively stable. Weaker international currencies relative to the U.S. dollar during the past two years were the most significant factor reducing our reported sales, while scheduled light vehicle program roll-offs also contributed to the decrease. For 2014, we expect market volumes in most of our end user markets and regions to be stable or up sightly, although certain of our markets – South America, Thailand and India – are experiencing continued economic challenges and our global off-highway business has been somewhat weaker. With continuing currency headwinds and economic weakness principally in South America, we currently expect full year 2014 sales to approximate $6,800.

We have placed significant focus on right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs were competitively priced. In combination with an improved and relatively stable global economic environment, these efforts were the primary drivers of our improved Adjusted EBITDA as a percent of sales during the past couple of years. With inflationary, currency and economic developments in certain South American and Asian countries presenting more of a 2014 headwind than originally expected, our full year Adjusted EBITDA outlook approximates $760, with Adjusted EBITDA as a percent of sales expected to be comparable to up slightly from 2013.

Our cash flow has benefited primarily from increased earnings and lower capital spending, more than offsetting higher working capital requirements associated with increased sale volumes, higher tax obligations and larger pension funding commitments. Free cash flow in 2012 was impacted by a $150 voluntary contribution to our U.S. pension plans. In 2013, free cash flow benefited, in part, from a strong focus on inventory reduction and other working capital efficiencies during the latter part of the year. We also benefited from the receipt of $28 of interest relating to a callable payment-in-kind note receivable. With our relatively stable sales outlook, we expect another strong year of free cash generation in 2014. Our 2014 free cash flow outlook is unchanged from our April 2014 guidance. With the back half of 2014 expected to be stronger than 2013, we expect higher sales will require increased working capital. Our free cash flow outlook of $275 to $295 includes expected capital spending of about $230, up slightly from 2013. Cash taxes of about $130 are comparable with 2013, and restructuring expenditures which are now expected to be around $30 are slightly lower than last year. With the additional debt we added in the second half of 2013, net interest will consume cash of around $70 in 2014. Net interest in 2014 includes $40 of interest received in January 2014 from the sale of a callable payment-in-kind note receivable, which compares with $28 received in 2013 from prepayment proceeds on this note. Pension contributions are expected to be lower in 2014 at around $25 as we do not expect to make additional contributions to our U.S. plans based on their present funding levels.

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

Consolidated Results of Operations

Summary Consolidated Results of Operations (Second Quarter, 2014 versus 2013)

	Three Months Ended June 30,
	2014		2013
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,710		$1,800		$(90)
Cost of sales	1,462	85.5%	1,541	85.6%	(79)
Gross margin	248	14.5%	259	14.4%	(11)
Selling, general and administrative expenses	108	6.3%	105	5.8%	3
Amortization of intangibles	10		18		(8)
Restructuring charges, net	3		4		(1)
Other income, net	21		18		3
Income from continuing operations before interest expense and income taxes	148		150		(2)
Interest expense	29		21		8
Income from continuing operations before income taxes	119		129		(10)
Income tax expense	33		35		(2)
Equity in earnings of affiliates	6		3		3
Income from continuing operations	92		97		(5)
Loss from discontinued operations	(2)		(1)		(1)
Net income	90		96		(6)
Less: Noncontrolling interests net income	4		4		—
Net income attributable to the parent company	$86		$92		$(6)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended June 30,			Amount of Change Due To
	2014	2013	Increase/(Decrease)	Currency Effects	Organic Change
North America	$810	$800	$10	$(4)	$14
Europe	537	517	20	26	(6)
South America	181	271	(90)	(38)	(52)
Asia Pacific	182	212	(30)	(12)	(18)
Total	$1,710	$1,800	$(90)	$(28)	$(62)

Sales for the second quarter of 2014 were $90 lower than in the same period of 2013. Overall weaker international currencies reduced sales by $28 while weaker market volumes, principally across the South America region and in our Off-highway business, and other factors contributed to a decline of $76. Partially offsetting the volume and currency effects was pricing and material recovery improvement of $14.

Stronger production levels in North America were largely responsible for the increased sales in this region. Light vehicle engine production and full frame light truck production were up 5% and 10% from the second quarter of 2013 while medium/heavy truck production levels were about 8% higher. Partially offsetting the increased sales from stronger light and commercial vehicle market production levels was lower Off-Highway sales, partly due to reduced demand levels and partly to a customer program discontinued in 2013.

Excluding currency effects, principally from a stronger Euro and British pound, our second-quarter 2014 sales in Europe were 1% lower than in 2013. Weaker demand in our Off-Highway business, which has a significant European presence, lowered sales by $23 in that segment, more than offsetting the increased sales from stronger light vehicle and medium/heavy truck related production.

South America sales in this year's second quarter were adversely impacted by weaker currencies in Brazil and Argentina and use of the SICAD rate rather than the official rate for translation of our Venezuela operations. Excluding currency effects, second-quarter sales were down 19% from the same period in 2013. The organic sales decrease in the region was primarily driven by reductions in production levels of more than 20% in the light truck and medium/heavy truck markets.

Sales in the Asia Pacific region were down 14% from the second quarter of 2013. Reductions in sales from currency effects were primarily attributable to a weaker Thai baht and Indian rupee. The organic sales decrease of 8% in the region was driven by weaker sales volumes in Thailand, Australia and India.

Cost of sales and gross margin — The cost of sales decline of $79 for the second quarter of 2014 was primarily driven by weaker overall international currencies and lower market demand in the South America region and our Off-Highway business. The reduction in cost of sales approximated 5%, while the decline in sales after adjusting for $14 of pricing and material improvement was approximately 6%. The smaller decrease in cost of sales is principally attributable to the effect of lower sales volumes on absorption of fixed manufacturing costs. An increase in warranty costs of $5 in this year's second quarter also unfavorably impacted cost of sales. Continued supplier rationalization and other supply chain initiatives provided incremental material cost reductions of approximately $17, which offset higher commodity costs of about $16. Also favorably impacting cost of sales was reduced engineering and product development costs of $2.

Gross margin of $248 in the second quarter of 2014 decreased $11 from the same period in 2013, representing 14.5% of sales in 2014 as compared to 14.4% of sales in 2013. Gross margin benefited by $14 from increased pricing and material recovery in 2014, which offset the increased cost of sales as a percent of sales – 86.2% exclusive of pricing and material recovery improvement.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2014 were $108 (6.3% of sales) as compared to $105 (5.8% of sales) in 2013. Salary and benefits expense in this year's second quarter was approximately $2 higher than in 2013, with selling expense and other discretionary spend also being up $1.

Amortization of intangibles — The reduction of $8 in amortization of intangibles is attributable to certain customer related intangibles becoming fully amortized in January 2014.

Restructuring charges — Restructuring charges of $3 in the second quarter of 2014 represented employee separation costs associated with the closure of our Commercial Vehicle foundry in Argentina and continuing employee separation and exit costs associated with previously announced facility closure and realignment actions. The restructuring charges of $4 in the second quarter of 2013 included $10 relating primarily to headcount reduction initiatives in Argentina and Australia, offset by a reversal of $6 resulting from plan modifications.

Other income, net — The following table shows the major components of other income, net.

	Three Months Ended June 30,
	2014	2013
Interest income	$3	$5
Government grants and incentives	1	1
Foreign exchange gain	14	4
Strategic transaction expenses		(2)
Write-off of deferred financing costs		(2)
Gain on sale of marketable securities		3
Recognition of unrealized gain on payment-in-kind note receivable		5
Other	3	4
Other income, net	$21	$18

Interest income decreased $2 from 2013 as a result of selling our payment-in-kind note receivable during the first quarter of 2014. During the second quarter of 2013, we received a payment on the payment-in-kind note receivable which resulted in the recognition of $5 of unrealized gain that arose following the valuation of the note below its callable value at emergence from bankruptcy. Effective March 31, 2014, we ceased using the official exchange rate of 6.3 bolivars per U.S. dollar and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014 and 10.6 bolivars per U.S. dollar at June 30, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. During the second quarter of 2014, we realized a $7 gain as CENCOEX approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during the second quarter of 2014,we realized a $6 gain on the sale of U.S. dollars through SICAD 2 at an average rate of 49.9 bolivars per U.S. dollar. During the second quarter of 2013, we recognized a gain of $3 relating to settlement of Venezuelan U.S. dollar obligations at the 4.3 official rate that existed prior to the February 2013 devaluation of the bolivar. See Note 1 to our consolidated financial statements in Item 1 of Part I for additional information. During 2013, we wrote off $2 of deferred financial costs associated with our prior revolving credit facility.

Interest expense — Interest expense was $29 and $21 in 2014 and 2013. The impact of higher average debt levels was partially offset by a lower average effective interest rate. As discussed in Note 11 to our consolidated financial statements in Item 1 of Part I, we completed the sale of $750 in senior unsecured notes in July 2013. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 7.1% and 8.7% in 2014 and 2013.

Income tax expense — Income tax expense of our continuing operations was $33 and $35 in the second quarter of 2014 and 2013. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. As part of applying the annual effective tax rate, we recognized net expense of $2 and $2 for the quarters ended June 30, 2014 and 2013 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. During the second quarter of 2014, we also recognized expense of $1 for withholding taxes associated with changes to planned repatriations of certain foreign earnings and we accrued $2 for the settlement of outstanding tax matters in Italy.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that up to $675 of the valuation allowances against our U.S. deferred tax assets could be released in the next twelve months. See Note 15 to our consolidated financial statements in Item 1 of Part I for a discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in earnings of affiliates — Equity investments provided net earnings of $6 and $3 in 2014 and 2013, with equity in earnings of DDAC being $3 in 2014 and 2013. Equity in earnings of Bendix Spicer Foundation Break, LLC (BSFB) were $3 in 2014 and $2 in 2013.

Loss from discontinued operations — Discontinued operations activity relates to our Structural Products business that was substantially divested in 2010. The loss from discontinued operations for the second quarter of 2014 includes the charge that resulted from final settlement of the claims presented by the buyer and legal fees. See Note 3 to our consolidated financial statements in Item 1 of Part I.

Summary Consolidated Results of Operations (Year-to-Date, 2014 versus 2013)

	Six Months Ended June 30,
	2014		2013
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$3,398		$3,476		$(78)
Cost of sales	2,916	85.8%	3,003	86.4%	(87)
Gross margin	482	14.2%	473	13.6%	9
Selling, general and administrative expenses	213	6.3%	208	6.0%	5
Amortization of intangibles	23		37		(14)
Restructuring charges, net	12		6		6
Other income, net	15		20		(5)
Income from continuing operations before interest expense and income taxes	249		242		7
Interest expense	59		42		17
Income from continuing operations before income taxes	190		200		(10)
Income tax expense	67		62		5
Equity in earnings of affiliates	7		7		—
Income from continuing operations	130		145		(15)
Income (loss) from discontinued operations	(3)		1		(4)
Net income	127		146		(19)
Less: Noncontrolling interests net income	7		12		(5)
Net income attributable to the parent company	$120		$134		$(14)

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended June 30,			Amount of Change Due To
	2014	2013	Increase/(Decrease)	Currency Effects	Organic Change
North America	$1,570	$1,522	$48	$(8)	$56
Europe	1,070	1,020	50	40	10
South America	390	491	(101)	(79)	(22)
Asia Pacific	368	443	(75)	(25)	(50)
Total	$3,398	$3,476	$(78)	$(72)	$(6)

Sales for the first six months of 2014 were $78 lower than for the same period of 2013, with weaker international currencies contributing $72 of the decrease. Adjusted for currencies, sales were down $6 as stronger light vehicle and medium/heavy truck production levels in North America and Europe and $13 of pricing/material recovery improvement were generally offset by reduced demand and economic weakness in the South America and Asia Pacific regions and lower demand in our off-highway markets.

Stronger production levels in North America were largely responsible for the 4% organic sales increase in this region. Light vehicle engine production and full frame light truck production were 5% and 8% stronger than in the first six months of last year, while medium/heavy truck production levels were about 13% higher. Partially offsetting the increased sales from these stronger production levels was lower Off-Highway sales, due partly to reduced demand levels and partly to a customer program discontinued in 2013.

Excluding currency effects, principally from a stronger Euro and British pound, our sales in Europe in the first half of 2014 were 1% higher than in 2013. Increases in light vehicle engine production and medium/heavy truck production of around 3 to 4% were the primary drivers of the increased organic sales. Partially offsetting the improvement in these markets was lower demand in our off-highway markets.

South America sales in the first six months of 2014 were adversely impacted by weaker currencies in Brazil and Argentina and use of the SICAD rate rather than the official rate for translation of our Venezuelan operations. Excluding currency effects, sales were down 4% from the same period in 2013. The organic sales decrease in the region was primarily driven by reductions in production levels of more than 15% in the medium/heavy truck market. Although six-month light vehicle production levels were also weaker on a year-over-year basis, new business and content increases helped offset the decline in this market.

First-half 2014 sales in the Asia Pacific region were down 17% from the first half of 2013. Reductions in sales from currency effects were primarily attributable to the weaker Thai baht and Indian rupee. The organic sales decrease of 11% in the region was driven principally by weaker sales volumes in Thailand, Australia and India.

Cost of sales and gross margin — Cost of sales for the first six months of 2014 declined $87, primarily due to currency effects and lower sales volumes. The reduction in cost of sales was 3%, about the same as the decline in sales after adjusting for $13 of sales improvement from pricing and material recovery. Continued supplier rationalization and other supply chain initiatives provided incremental material cost reductions of approximately $32 which, along with other cost reductions, generally offset higher commodity costs of about $26, additional warranty expense of $7 and an increase in engineering and product development costs of $4.

Gross margin of $482 in the first six months of 2014 increased $9 from the same period in 2013, representing 14.2% of sales in 2014 as compared to 13.6% of sales in 2013. The margin improvement is due principally to $13 of pricing and material recovery, as cost of sales as a percent of sales was 86.1% exclusive of pricing and material recovery improvement – about the same as in the first half of 2013.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first half of 2014 were $213 (6.3% of sales) as compared to $208 (6.0% of sales) in the first half of 2013. Salary and benefits expense in this year's first half was approximately $5 higher than in the same period in 2013, with selling expense and other discretionary spend being flat when compared to 2013.

Amortization of intangibles — The reduction of $14 in amortization of intangibles is attributable to certain customer related intangibles becoming fully amortized in January 2014.

Restructuring charges — Restructuring charges of $12 in the first half of 2014 represented employee separation costs associated with the closure of our Commercial Vehicle foundry in Argentina and continuing employee separation and exit costs associated with previously announced facility closures and realignment actions. The restructuring charges of $6 in the same period in 2013 included $11 relating primarily to headcount reduction initiatives in Argentina and Australia, offset by a reversal of $7 resulting from plan modifications.

Other income, net — The following table shows the major components of other income, net.

	Six Months Ended June 30,
	2014	2013
Interest income	$6	$12
Government grants and incentives	2	2
Foreign exchange gain (loss)	2	(4)
Strategic transaction expenses	(1)	(4)
Write-off of deferred financing costs		(2)
Gain on sale of marketable securities		3
Recognition of unrealized gain on payment-in-kind note receivable	2	5
Insurance recoveries		2
Other	4	6
Other income, net	$15	$20

Interest income decreased $6 from 2013 as a result of selling our payment-in-kind note receivable during the first quarter of 2014. During the second quarter of 2013, we received a payment on the payment-in-kind note receivable which resulted in the recognition of $5 of unrealized gain that arose following the valuation of the note below its callable value at emergence from bankruptcy. The subsequent sale of the payment-in-kind note receivable during the first quarter of 2014 resulted in the recognition of the remaining $2 of unrealized gain. Effective March 31, 2014, we ceased using the official exchange rate of 6.3 bolivars per U.S. dollar and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014 and 10.6 bolivars per U.S. dollar at June 30, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. During the second quarter of 2014, we realized a $7 gain as CENCOEX approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during the second quarter of 2014, we realized a $6 gain on the sale of U.S. dollars through SICAD 2 at an average rate of 49.9 bolivars per U.S. dollar. Foreign exchange loss for the first six months of 2013 includes a first-quarter charge of $6 resulting from the February 2013 devaluation of Venezuela's official exchange rate from 4.3 to 6.3 bolivars per U.S. dollar. During the second quarter of 2013, we recognized a gain of $3 relating to settlement of U.S. dollar obligations in Venezuela at the 4.3 official rate that existed prior to the February 2013 devaluation of the bolivar. See Note 1 to our consolidated financial statements in Item 1 of Part I for additional information. During 2013, we wrote off $2 of deferred financial costs associated with our prior revolving credit facility.

Interest expense — Interest expense was $59 and $42 in 2014 and 2013. The impact of higher average debt levels was partially offset by a lower average effective interest rate. As discussed in Note 11 to our consolidated financial statements in Item 1 of Part I, we completed the sale of $750 in senior unsecured notes in July 2013. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 7.0% and 8.5% in 2014 and 2013.

Income tax expense — Income tax expense of our continuing operations was $67 and $62 for the first six months of 2014 and 2013. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. As part of applying the annual effective tax rate, we recognized net expense of $3 and $4 for the six months ended June 30, 2014 and 2013 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. During the first six months of 2014, we also recognized expense of $5 for withholding taxes associated with changes to planned repatriations of certain foreign earnings and we accrued $2 for settlement of tax matters in Italy. In the first six months of 2013, we recorded a benefit of $2 for the release of certain valuation allowances in the United Kingdom.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that up to $675 of the valuation allowances against our U.S. deferred tax assets could be released in the next twelve months. See Note 15 to our consolidated financial statements in Item 1 of Part I for a discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in earnings of affiliates — Equity investments provided net earnings of $7 in the first half of both 2014 and 2013, with equity in earnings of DDAC being $2 in 2014 and $6 in 2013. Equity in earnings of BSFB were $5 in 2014 and $3 in 2013.

Income (loss) from discontinued operations — Discontinued operations activity relates to our Structural Products business that was substantially divested in 2010. The loss from discontinued operations for the six months ended June 30, 2014 includes the charge that resulted from final settlement of the claims presented by the buyer, exit costs incurred in connection with retained properties and legal fees. The income from discontinued operations for the six months ended June 30, 2013 was the net result of recoveries of prior costs finalized during the period, restructuring expenses related to ongoing maintenance of retained properties and legal fees. See Note 3 to our consolidated financial statements in Item 1 of Part I.

Segment Results of Operations (2014 versus 2013)

Light Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$673	$71	10.5%	$1,292	$112	8.7%
Volume and mix	(17)	(4)		10	1
Performance	13	5		12	1
Venezuelan bolivar devaluation		4			(7)
Currency effects	(33)			(60)	(1)
2014	$636	$76	11.9%	$1,254	$106	8.5%

Light Vehicle sales in the second quarter and first half of 2014 were adversely impacted by currency effects, principally from a lower valued Venezuela bolivar and Argentina peso. Exclusive of currency effects, sales in the second quarter of 2014 were about the same as in the comparable 2013 period, while six-month currency-adjusted sales were up about 2%. Stronger production levels in North America and Europe increased this segment's sales. North America full frame truck production in 2014 was up about 10% in the second quarter and 8% for the six-month period, while light engine production was 5% higher in both periods. In Europe, second quarter and six-month light truck production levels were 5% and 7% higher, with new business also contributing. Offsetting the increase in currency-adjusted sales in North America and Europe were lower sales in the Asia Pacific region, principally in Thailand, India and Australia. Pricing and material recovery increased second quarter and first half sales by $13 and $12, principally relating to inflationary cost increases in South America.

Light Vehicle segment EBITDA of $76 in this year's second quarter was $5 higher than EBITDA in the same period of 2013, while segment EBITDA of $106 for the first half of 2014 was down $6 from last year's first six months. As more fully discussed in Note 1 of our financial statements in Part 1, this segment's earnings were impacted by currency-related developments in Venezuela. The first quarter of 2014 included a charge of $17 for devaluation of the Venezuelan bolivar resulting from use of the SICAD exchange rate rather than the official exchange rate for translating the financial results of our Venezuelan operations. During the second quarter of this year, this segment's results benefited by $7 from gains on settlements of U.S. dollar obligations at the official rate of 6.3. The 2013 results included a charge of $6 in the first quarter relating to an official devaluation of the Venezuelan bolivar, while the six-month results also reflect a second-quarter 2013 gain of $3 resulting from settlement of U.S. dollar obligations at the 4.3 official rate in effect prior to the February 2013 devaluation. The net impact of these devaluation-related items was year-over-year increased second quarter EBITDA of $4 and decreased first half EBITDA by $7. During the second quarter of 2014, the Venezuela operations sold U.S. dollars in the SICAD 2 market, receiving on average 49.9 bolivars per dollar and recognizing a gain of $6 that is included above in currency effects.

The performance-related change in Light Vehicle's second quarter segment EBITDA reflects a pricing and material recovery benefit of $13 and material cost savings of $4. These benefits were partially offset by higher commodity costs of $10 and increases in other costs. The first half 2014 performance-related EBITDA improvement includes $12 of pricing and material recovery improvement and $7 of material cost savings, partially offset by higher commodity costs of $13 and a net reduction of $5 for other items.

Commercial Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$498	$61	12.2%	$956	$102	10.7%
Volume and mix	(29)	(5)		(6)	—
Performance	2	(6)		2	(9)
Currency effects	(8)	(3)		(32)	(2)
2014	$463	$47	10.2%	$920	$91	9.9%

After adjusting for the effects of currency movements, second-quarter 2014 sales in our Commercial Vehicle segment were down about 5% compared to the same period in 2013. For this year's first six months, currency-adjusted sales were about the same as in the comparable 2013 period. Currency-adjusted sales in South America were lower by about $38 in the second quarter as medium/heavy truck production was down about 29%. Partially offsetting the South America volume reduction was stronger year-over-year medium/heavy truck production of about 8% in North America and 3% in Europe in the second quarter. With first quarter 2014 production in South America up slightly from 2013, the first half currency-adjusted sales decrease attributable to South America was less – approximately $25. Consequently, with six-month production levels in North America and Europe up about 13% and 4%, the higher sales in these regions offset a significant portion of the South America decline.

Commercial Vehicle segment EBITDA of $47 in the second quarter of 2014 was $14 lower than in the same period of 2013, while six-month 2014 EIBTDA of $91 is $11 lower than in the first half of 2013. The year-over-year reduction in segment EBITDA attributed to performance includes increases in material commodity costs of $6 and $14 for the second quarter and first half. A favorable warranty adjustment of $2 in the second quarter of last year resulted in a year-over-year second quarter and first half EBITDA reduction. These were partially offset by material cost savings of $5 and $8 for the second quarter and first half.

Off-Highway

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$364	$46	12.6%	$707	$87	12.3%
Volume and mix	(40)	(9)		(52)	(11)
Performance	1	9		2	12
Currency effects	10			19
2014	$335	$46	13.7%	$676	$88	13.0%

Sales in our Off-Highway segment for the second quarter of 2014, net of currency effects, were down about 11% from the same period of 2013, while currency-adjusted sales for the first six months of 2014 were 7% lower. Lower demand levels, particularly in the agriculture and mining markets of this business, adversely affected segment sales in the three-month and six-month periods. Also contributing to the volume-related reduction was discontinuance of a customer program in 2013.

Segment EBITDA of $46 in the second quarter of 2014 was the same as the amount reported for Off-Highway in the comparable 2013 period, while six-month 2014 EBITDA of $88 was $1 higher than in the first half of 2013. More than offsetting the EBITDA reduction associated with lower volumes were the effects of performance improvements, primarily from material cost savings of $6 and $12 for the second quarter and first six months.

Power Technologies

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$265	$39	14.7%	$521	$75	14.4%
Volume and mix	10	3		29	8
Performance	(2)	(3)		(3)	1
Currency effects	3	—		1	(1)
2014	$276	$39	14.1%	$548	$83	15.1%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Sales in the second quarter of 2014, net of currency effects, increased about 3% over the second quarter of 2013, while currency-adjusted sales for the first six months of this year increased by about 5%. Stronger light vehicle engine builds in North America, Europe and Asia Pacific, along with increased medium/truck production levels in North America and Europe, were the primary drivers of the increased sales volume.

Segment EBITDA of $39 reported for Power Technologies in the second quarter of 2014 was the same as that achieved in last year's second quarter, while six-month 2014 EBITDA of $83 is $8 higher than in the first half of 2013. Second quarter 2014 performance was adversely impacted by $4 of increased warranty expense. For the comparative six-month period, higher warranty expense and reduced pricing was offset by material cost savings and other cost reduction actions.

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

The following table provides a reconciliation of segment EBTIDA and adjusted EBITDA to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment EBITDA
Light Vehicle	$76	$71	$106	$112
Commercial Vehicle	47	61	91	102
Off-Highway	46	46	88	87
Power Technologies	39	39	83	75
Total Segment EBITDA	208	217	368	376
Corporate expense and other items, net	(3)	(2)	2	(3)
Adjusted EBITDA	205	215	370	373
Depreciation and amortization	(53)	(61)	(108)	(125)
Restructuring	(3)	(4)	(12)	(6)
Interest expense, net	(26)	(16)	(53)	(30)
Other*	(4)	(5)	(7)	(12)
Income from continuing operations before income taxes	119	129	190	200
Income tax expense	33	35	67	62
Equity in earnings of affiliates	6	3	7	7
Income from continuing operations	92	97	130	145
Income (loss) from discontinued operations	(2)	(1)	(3)	1
Net income	$90	$96	$127	$146

*
Other includes strategic transaction expenses, stock compensation expense, write-off of deferred financing costs, recognition of unrealized gain on payment-in-kind note receivable and other items. See Note 17 to our consolidated financial statements in Item 1 of Part I for additional details.

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

The following table reconciles free cash flow to net cash flows provided by operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$193	$202	$193	$187
Purchases of property, plant and equipment	(60)	(42)	(96)	(71)
Free cash flow	$133	$160	$97	$116

Liquidity

Our global liquidity at June 30, 2014 was as follows:

Cash and cash equivalents	$1,172
Less: Deposits supporting obligations	(23)
Available cash	1,149
Additional cash availability from revolving facility	309
Marketable securities	168
Total global liquidity	$1,626

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

Cash and marketable securities of $164 held by a wholly-owned subsidiary, Dana Companies, LLC, at June 30, 2014 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The components of our June 30, 2014 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$290	$748	$1,038
Cash and cash equivalents held as deposits	1	22	23
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	110	111
Consolidated cash balance	$292	$880	$1,172

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

At June 30, 2014, we had no borrowings under the revolving facility but we had utilized $48 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $309 after deducting the outstanding letters of credit.

At June 30, 2014, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the revolving facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions so long as there is (i) at least $100 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. The indenture governing the senior notes includes similar incurrence-based covenants that may subject us to additional specified limitations.

During the first half of 2014, we paid $113 to acquire 5,320,850 shares of common stock in the open market under our $1,000 share repurchase program, leaving $58 available under the program for further share repurchases. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations.

We operate in Venezuela where government exchange controls place restrictions on our ability to repatriate funds, and in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At June 30, 2014, our net asset exposures related to Venezuela and Argentina were approximately $58 and $33 respectively, including $31 and $10 of net fixed assets.

As of June 30, 2014, we had $38 of bolivar-denominated cash and cash equivalent balances, including $4 that was converted to U.S. dollars at the official exchange rate in July 2014, and $30 of U.S. dollar exchange requests pending with CENCOEX for settlement at the official exchange rate of 6.3 bolivars per U.S. dollar. These exchange requests have been outstanding for up to 12 months. We have had $44 of claims settled at the official exchange rate of 6.3 since February 2013. In the event we obtain approval to exchange bolivars at the official rate, we would recognize foreign exchange gains as such bolivars are currently valued at the June 30, 2014 SICAD rate of 10.6.

From time to time, depending upon market, pricing and other conditions, as well as our cash balances and liquidity, we may seek to acquire our notes or other indebtedness or our common stock through open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash, securities or other consideration. There can be no assurance that we will pursue any such transactions in the future, as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing and governance documents.

Cash Flow

	Six Months Ended June 30,
	2014	2013
Cash used for working capital	$(96)	$(84)
Other cash provided by operations	289	271
Net cash provided by operating activities	193	187
Net cash used in investing activities	(103)	(75)
Net cash used in financing activities	(152)	(117)
Net decrease in cash and cash equivalents	$(62)	$(5)

The table above summarizes our consolidated statement of cash flows. During the first half of 2013 we received a $61 payment on a payment-in-kind note receivable. The payment included $33 of principal and $28 of interest, $26 of which relates to prior years. Subsequently in January 2014 we sold the payment-in-kind note receivable to a third party for $75. The proceeds included $35 of principal and $40 of interest related to prior years. The principal portion of the cash received has been classified as cash provided by investing activities and the interest portion has been classified as cash provided by operating activities.

Operating activities — Exclusive of working capital, other cash provided by operations was $289 and $271 in 2014 and 2013. Lower operating earnings in 2014 were largely offset by higher year-over-year cash received on our payment-in-kind note receivable attributed to interest and to lower pension contributions.

Working capital used cash of $96 in the first half of 2014 and $84 in last year's first half. Higher second quarter sales as compared to prior year fourth quarter sales for both 2014 and 2013 resulted in increased levels of receivables and inventory. Cash of $130 was used in 2014 to finance increased receivables and $187 was used in 2013. We also used cash of $56 and $52 to fund higher inventory levels in 2014 and 2013. Partially offsetting the cash used for higher receivables and inventory in both 2014 and 2013 was cash provided by increases in accounts payable and other net liabilities of $90 in 2014 and $155 in 2013.

Investing activities — Expenditures for property, plant and equipment in the first quarter of 2014 were $96, as compared to $71 in 2013. As discussed above, during 2014 and 2013 we received $35 and $33 of principal related to our payment-in-kind note receivable. During 2014 and 2013, net purchases of marketable securities were primarily funded by cash receipts related to our payment-in-kind note receivable. During the first half of 2014 we received $9 from the escrow agent upon reaching final agreement on all pending claims related to the sale our Structural Products business in 2010. During the first half of 2013 we paid $8 related to our strategic alliance with Fallbrook.

Financing activities — During the first half of 2014, we made scheduled long-term debt repayments at international locations. During the first half of 2013, we increased long-term borrowings at international locations and paid $3 in financing costs to amend our revolving facility. Dividends paid to preferred shareholders were $4 and $15 in the first half of 2014 and 2013. The decrease in preferred dividends paid is due to the third quarter 2013 redemption of our Series A preferred stock and a decrease in our outstanding Series B preferred stock as holders have converted 3,059,411 Series B preferred shares into common stock since June 30, 2013. We used $113 to repurchase 5,320,850 common shares and $86 to repurchase 4,970,777 common shares during the first half of 2014 and 2013. During the first half of 2013, we paid $7 to purchase the noncontrolling interests in our United Kingdom subsidiaries.

Contractual Obligations

Preferred dividends accrued but not paid were $2 at June 30, 2014 and $4 at December 31, 2013.

There have been no material changes at June 30, 2014 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2013 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During May 2014, we canceled two of our foreign currency-denominated intercompany loans which had an aggregate U.S. dollar equivalent exposure of approximately $375. The $225 of currency swaps associated with these euro-denominated and Canadian dollar-denominated loans were also terminated at that time. See Note 12 to our consolidated financial statements in Item 1 of Part I for additional information.

There have been no material changes to market risk exposures related to changes in interest rates or commodity costs from those discussed in Item 7A of our 2013 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities - On October 25, 2012, our Board of Directors approved a share repurchase program of up to $250 of our outstanding shares over a two-year period. On June 28, 2013, our Board of Directors approved an expansion of the share repurchase program to up to $1,000 over the next two years. We will repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program we used cash of $49 to repurchase shares of our common stock during the second quarter of 2014.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April	Common	836,350	$22.77	836,350	$88
May	Common	690,700	$21.35	690,700	$73
June	Common	684,300	$23.20	684,300	$58

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date:	July 24, 2014	By:	/s/ William G. Quigley III
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