Form 10-Q
period 2014-09-30
DANA HOLDING CORP
filed 2014-10-23
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2014
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 169,404,173 shares of the registrant’s common stock outstanding at October 10, 2014.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,637	$1,669	$5,035	$5,145
Costs and expenses
Cost of sales	1,397	1,434	4,313	4,437
Selling, general and administrative expenses	97	97	310	305
Amortization of intangibles	10	18	33	55
Restructuring charges, net	2	8	14	14
Other income, net	20	18	35	38
Income from continuing operations before interest expense and income taxes	151	130	400	372
Interest expense	30	27	89	69
Income from continuing operations before income taxes	121	103	311	303
Income tax expense	29	34	96	96
Equity in earnings of affiliates	2	3	9	10
Income from continuing operations	94	72	224	217
Loss from discontinued operations	(1)	(1)	(4)	—
Net income	93	71	220	217
Less: Noncontrolling interests net income	3	3	10	15
Net income attributable to the parent company	90	68	210	202
Preferred stock dividend requirements	2	6	7	21
Preferred stock redemption premium		232		232
Net income (loss) available to common stockholders	$88	$(170)	$203	$(51)

Net income (loss) per share available to parent company common stockholders:
Basic:
Income (loss) from continuing operations	$0.57	$(1.15)	$1.34	$(0.35)
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.03)	$—
Net income (loss)	$0.56	$(1.16)	$1.31	$(0.35)

Diluted:
Income (loss) from continuing operations	$0.53	$(1.15)	$1.22	$(0.35)
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.02)	$—
Net income (loss)	$0.52	$(1.16)	$1.20	$(0.35)

Weighted-average common shares outstanding
Basic	156.5	145.8	154.6	146.6
Diluted	172.9	145.8	174.9	146.6

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$93	$71	$220	$217
Less: Noncontrolling interests net income	3	3	10	15
Net income attributable to the parent company	90	68	210	202

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(113)	30	(111)	(34)
Hedging gains and losses	(4)	(1)	(3)	(4)
Investment and other gains and losses	(2)	3	1	(6)
Defined benefit plans	7	6	17	20
Other comprehensive income (loss) attributable to the parent company	(112)	38	(96)	(24)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	(2)	1	(2)	(4)
Hedging gains and losses		1		1
Other comprehensive income (loss) attributable to noncontrolling interests	(2)	2	(2)	(3)

Total comprehensive income (loss) attributable to the parent company	(22)	106	114	178
Total comprehensive income attributable to noncontrolling interests	1	5	8	12
Total comprehensive income (loss)	$(21)	$111	$122	$190

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$1,103	$1,256
Marketable securities	169	110
Accounts receivable
Trade, less allowance for doubtful accounts of $6 in 2014 and $7 in 2013	902	793
Other	126	223
Inventories
Raw materials	356	337
Work in process and finished goods	370	333
Other current assets	115	113
Total current assets	3,141	3,165
Goodwill	94	106
Intangibles	185	227
Other noncurrent assets	190	196
Investments in affiliates	204	210
Property, plant and equipment, net	1,200	1,225
Total assets	$5,014	$5,129

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$29	$57
Accounts payable	877	804
Accrued payroll and employee benefits	167	161
Accrued restructuring costs	8	14
Taxes on income	54	35
Other accrued liabilities	168	197
Total current liabilities	1,303	1,268
Long-term debt	1,580	1,567
Pension and postretirement obligations	461	530
Other noncurrent liabilities	337	351
Total liabilities	3,681	3,716
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 47,500,000 shares authorized
Series B, $0.01 par value, zero and 3,803,774 shares outstanding	—	372
Common stock, 450,000,000 shares authorized, $0.01 par value, 169,949,672 and 145,338,342 outstanding	2	2
Additional paid-in capital	2,930	2,840
Accumulated deficit	(632)	(812)
Treasury stock, at cost (12,268,493 and 18,742,288 shares)	(248)	(366)
Accumulated other comprehensive loss	(823)	(727)
Total parent company stockholders' equity	1,229	1,309
Noncontrolling equity	104	104
Total equity	1,333	1,413
Total liabilities and equity	$5,014	$5,129

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$220	$217
Depreciation	122	123
Amortization of intangibles	38	65
Amortization of deferred financing charges	4	4
Unremitted earnings of affiliates	6	(8)
Stock compensation expense	11	14
Deferred income taxes	(6)	5
Pension contributions, net	(8)	(56)
Interest payment received on payment-in-kind note receivable	40	26
Change in working capital	(120)	(75)
Other, net	(5)	(22)
Net cash provided by operating activities	302	293

Investing activities
Purchases of property, plant and equipment	(144)	(123)
Acquisition of business		(8)
Principal payment received on payment-in-kind note receivable	35	33
Purchases of marketable securities	(63)	(80)
Proceeds from sales of marketable securities	2	28
Proceeds from maturities of marketable securities	4	7
Proceeds from sale of business	9	1
Other	5	8
Net cash used in investing activities	(152)	(134)

Financing activities
Net change in short-term debt	(5)	(11)
Proceeds from letters of credit	12
Repayment of letters of credit	(8)
Proceeds from long-term debt	23	811
Repayment of long-term debt	(26)	(55)
Deferred financing payments		(17)
Preferred stock redemption		(474)
Dividends paid to preferred stockholders	(6)	(23)
Dividends paid to common stockholders	(24)	(22)
Distributions to noncontrolling interests	(8)	(11)
Repurchases of common stock	(181)	(288)
Payments to acquire noncontrolling interests		(7)
Other	4	7
Net cash used in financing activities	(219)	(90)

Net increase (decrease) in cash and cash equivalents	(69)	69
Cash and cash equivalents – beginning of period	1,256	1,059
Effect of exchange rate changes on cash balances	(84)	(7)
Cash and cash equivalents – end of period	$1,103	$1,121

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

In the third quarter of 2014, we identified an error that had resulted in a $10 overstatement of the values assigned to our defined benefit pension obligation and goodwill when we applied fresh start accounting in 2008. These overstatements affected pension expense, other comprehensive income and impairment of goodwill in subsequent periods. Based on our assessments of qualitative and quantitative factors, the error and the related impacts were not considered material to the financial statements for the quarter ended September 30, 2014 or the prior periods to which they relate. The error was corrected in September 2014 by decreasing pension and postretirement obligations by $17, decreasing accumulated other comprehensive loss by $3 to eliminate the related impacts on unrecognized pension expense and currency translation adjustments, decreasing goodwill by $3, decreasing cost of sales by $5 to reverse the cumulative impact on pension expense and crediting other income, net for $6 to effectively reverse a portion of the goodwill impairment recognized in 2008.

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

The loss from discontinued operations for the third quarter of 2014 results primarily from legal fees incurred in connection with a lawsuit brought by a major customer in 2012. The loss reported for the first nine months of 2014 also included the charge that resulted from final settlement of the claims presented by Metalsa in connection with its acquisition of substantially all of the assets of our Structural Products business and the related legal fees, exit costs incurred in connection with retained properties and legal fees related to the customer lawsuit. Discontinued operations for the nine months ended September 30, 2013 was the result of restructuring expenses related to ongoing maintenance of retained properties and legal fees, net of recoveries of prior costs.
The Longview facility was sold in March 2013 and a previously closed plant in Canada was sold in January 2014. The proceeds in both transactions approximated the carrying values of the facilities.

Note 4. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway operating segment. As discussed in Note 1 to the financial statements, we adjusted goodwill in September 2014 in connection with correcting an overstatement of our pension and postretirement obligations. The $3 adjustment is net of the cumulative effect of currency fluctuations and impairment of the amount that would have been assigned at fresh start to our former Driveshaft segment in 2008. The remaining change in the carrying amount of goodwill in 2014 is due to currency fluctuations.

Components of other intangible assets —

		September 30, 2014			December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$91	$(85)	$6	$94	$(83)	$11
Trademarks and trade names	16	4	(2)	2	4	(1)	3
Customer relationships	8	508	(416)	92	527	(399)	128
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$688	$(503)	$185	$710	$(483)	$227

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at September 30, 2014 were as follows: Light Vehicle — $13, Commercial Vehicle — $103, Off-Highway — $55 and Power Technologies — $14.

Amortization expense related to amortizable intangible assets —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Charged to cost of sales	$1	$4	$5	$10
Charged to amortization of intangibles	10	18	33	55
Total amortization	$11	$22	$38	$65

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2014 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2014	2015	2016	2017	2018
Amortization expense	$11	$20	$18	$15	$12

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

During the third quarter of 2014, we continued to execute our previously announced initiatives. Restructuring expense during the third quarter of 2014 was $2, including $1 of severance and related benefit costs and $1 of exit costs.

During the first half of 2014, we continued to implement certain headcount reduction programs, including those associated with the closure of our Commercial Vehicle foundry operation in Argentina. For the nine months ended September 30, 2014, restructuring expense was $14, including $9 of severance and related benefit costs and $5 of exit costs.

During the third quarter of 2013, we approved additional headcount reduction programs, primarily attributable to our Commercial Vehicle operations in Argentina. Including costs associated with this action and with other previously announced initiatives, restructuring expense during the third quarter of 2013 was $8, including $3 of severance and related benefit costs and $5 of exit costs.

During the first half of 2013, we implemented certain headcount reduction initiatives, primarily in our Light Vehicle and Commercial Vehicle businesses in Argentina and Australia. New customer programs and other developments in our North American Light Vehicle business and a decision by our European Off-Highway business to in-source the manufacturing of certain parts resulted in the reversal of previously accrued severance obligations. Excluding $1 of exit costs associated with discontinued operations, restructuring expense, net of the aforementioned reversals, was $14 during the first nine months of 2013 and included $6 of severance and related benefit costs and $8 of exit costs.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at June 30, 2014	$11	$10	$21
Activity during the period:
Charges to restructuring	2	1	3
Adjustments of accruals	(1)		(1)
Cash payments	(4)	(1)	(5)
Currency impact	1		1
Balance at September 30, 2014	$9	$10	$19

Balance at December 31, 2013	$14	$11	$25
Activity during the period:
Charges to restructuring	10	5	15
Adjustments of accruals	(1)		(1)
Cash payments	(15)	(6)	(21)
Currency impact	1		1
Balance at September 30, 2014	$9	$10	$19

At September 30, 2014, the accrued employee termination benefits relate to the reduction of approximately 150 employees to be completed over the next two years. The exit costs relate primarily to lease continuation obligations. We estimate cash expenditures to approximate $3 during the remainder of 2014 and $16 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives.

	Expense Recognized			Future Cost to Complete
	Prior to 2014	2014	Total to Date
Light Vehicle	$8	$—	$8	$5
Commercial Vehicle	28	13	41	12
Off-Highway	8		8
Power Technologies	2	1	3
Corporate			—	4
Discontinued operations	2		2
Total	$48	$14	$62	$21

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Stockholders’ Equity

Preferred stock — Our 4.0% Series B Convertible Preferred Stock ceased accruing dividends as a result of the conversion of all of the remaining outstanding shares on September 30, 2014. Our 4.0% Series A Convertible Preferred Stock ceased accruing dividends as a result of redemption in August 2013. Preferred dividends of $2 and $4 were accrued at September 30, 2014 and December 31, 2013.

Prior to September 30, 2014, holders of 2,296,802 Series B preferred shares elected to convert those preferred shares into common stock and received 19,517,593 common shares. The common stock issued included shares to satisfy the accrued dividends owed to the converting Series B preferred stockholders. Based on the market price of Dana common stock on the date of conversion, the fair value of the conversions totaled $409. As of July 2, 2014, the per share closing price of our common stock exceeded $22.24 for 20 consecutive trading days. As a result, we exercised our right to cause the conversion of all of the remaining outstanding Series B preferred shares upon fulfillment of the required 90-day notice period ending September 30, 2014. We caused the conversion of 1,506,972 Series B shares with holders receiving 12,631,780 common shares valued at $250 based on the market price of Dana common stock on the date of conversion. Dividends accrued on the Series B preferred shares as of September 30, 2014 will be paid in cash in October 2014.

Common stock — Our Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the first, second and third quarters of 2014. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Treasury stock — During the third quarter of 2014 we reissued 14,879,935 shares of treasury stock in conjunction with the conversion of 1,772,693 Series B preferred shares into common stock. The reissuance of the treasury shares resulted in a $127 charge to additional paid-in capital as the carrying value of the treasury shares reissued exceeded the carrying value of the Series B preferred shares converted. We use the weighted-average pool price of our treasury shares at the date of reissuance to determine the carrying value of treasury shares reissued.

Share repurchase program — Our Board of Directors approved an expansion of our existing common stock repurchase program from $1,000 to $1,400 on July 30, 2014. The share repurchase program expires on December 31, 2015. Under the program, we spent $181 to repurchase 8,295,202 shares of our common stock during the first nine months of 2014 through open market transactions. Approximately $390 remained available under the program for future share repurchases as of September 30, 2014.

Changes in equity —

	2014			2013
Three Months Ended September 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, June 30	$1,322	$104	$1,426	$1,806	$105	$1,911
Total comprehensive income (loss)	(22)	1	(21)	106	5	111
Preferred stock dividends	(2)		(2)	(6)		(6)
Common stock dividends	(7)		(7)	(7)		(7)
Distributions to noncontrolling interests		(1)	(1)		(6)	(6)
Preferred stock redemption			—	(474)		(474)
Common stock share repurchases	(68)		(68)	(202)		(202)
Repurchase of equity awards			—	(2)		(2)
Stock compensation	6		6	10		10
Balance, September 30	$1,229	$104	$1,333	$1,231	$104	$1,335

Nine Months Ended September 30,
Balance, December 31	$1,309	$104	$1,413	$1,836	$112	$1,948
Total comprehensive income	114	8	122	178	12	190
Preferred stock dividends	(7)		(7)	(21)		(21)
Common stock dividends	(23)		(23)	(22)		(22)
Distributions to noncontrolling interests		(8)	(8)		(11)	(11)
Preferred stock redemption			—	(474)		(474)
Share conversion	3		3			—
Common stock share repurchases	(181)		(181)	(288)		(288)
Adjustments to paid-in capital for purchase of noncontrolling interests			—	6		6
Adjustments to other comprehensive income for purchase of noncontrolling interests			—	(3)		(3)
Purchase of noncontrolling interests			—		(9)	(9)
Repurchase of equity awards			—	(2)		(2)
Stock compensation	16		16	25		25
Stock withheld for employee taxes	(2)		(2)	(4)		(4)
Balance, September 30	$1,229	$104	$1,333	$1,231	$104	$1,335

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2014	$(240)	$1	$6	$(478)	$(711)
Other comprehensive income (loss):
Currency translation adjustments	(113)				(113)
Holding gains and losses		(5)	(2)		(7)
Venezuelan bolivar devaluation				1	1
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				6	6
Tax expense		1			1
Other comprehensive income (loss)	(113)	(4)	(2)	7	(112)
Balance, September 30, 2014	$(353)	$(3)	$4	$(471)	$(823)

Balance, June 30, 2013	$(266)	$1	$3	$(596)	$(858)
Other comprehensive income (loss):
Currency translation adjustments	30				30
Holding gains and losses			3		3
Reclassification of amount to net income (a)		(1)			(1)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				6	6
Other comprehensive income (loss)	30	(1)	3	6	38
Balance, September 30, 2013	$(236)	$—	$6	$(590)	$(820)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2013	$(242)	$—	$3	$(488)	$(727)
Other comprehensive income (loss):
Currency translation adjustments	(111)				(111)
Holding gains and losses		(4)	3		(1)
Reclassification of amount to net income (a)			(2)		(2)
Venezuelan bolivar devaluation				4	4
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				14	14
Tax expense		1		(1)	—
Other comprehensive income (loss)	(111)	(3)	1	17	(96)
Balance, September 30, 2014	$(353)	$(3)	$4	$(471)	$(823)

Balance, December 31, 2012	$(198)	$3	$12	$(610)	$(793)
Other comprehensive income (loss):
Currency translation adjustments	(34)				(34)
Holding gains and losses		2	2		4
Reclassification of amount to net income (a)		(6)	(8)		(14)
Venezuelan bolivar devaluation				2	2
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				18	18
Other comprehensive income (loss)	(34)	(4)	(6)	20	(24)
Adjustment for purchase of noncontrolling interests	(4)	1			(3)
Balance, September 30, 2013	$(236)	$—	$6	$(590)	$(820)
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

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$94	$72	$224	$217
Less: Noncontrolling interests	3	3	10	15
Less: Preferred stock dividend requirements	2	6	7	21
Less: Preferred stock redemption premium		232		232
Income (loss) from continuing operations available to common stockholders - Numerator basic	89	(169)	207	(51)
Preferred stock dividend requirements	2		7
Numerator diluted	$91	$(169)	$214	$(51)

Net income (loss) available to common stockholders - Numerator basic	$88	$(170)	$203	$(51)
Preferred stock dividend requirements	2		7
Numerator diluted	$90	$(170)	$210	$(51)

Weighted-average number of shares outstanding - Denominator basic	156.5	145.8	154.6	146.6
Employee compensation-related shares, including stock options	1.3		1.2
Conversion of preferred stock	15.1		19.1
Denominator diluted	172.9	145.8	174.9	146.6

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million and 0.4 million CSEs from the calculations of diluted earnings per share for the quarter and year-to-date periods ended September 30, 2013 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 1.7 million and 1.6 million for the quarter and nine months ended September 30, 2013 since there was no net income available to common stockholders for these periods.

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

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the first nine months of 2014.

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

Stock options and SARs related to 0.6 million shares were exercised and 0.1 million shares were forfeited in 2014. We received $6 of cash from the exercise of stock options and we paid $2 of cash to settle SARs and RSUs during 2014. We issued 0.3 million shares of common stock based on the vesting of RSUs.

We recognized stock compensation expense of $2 and $5 during the third quarter of 2014 and 2013 and $11 and $14 during the first nine months of 2014 and 2013. At September 30, 2014, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $24. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2014		2013		OPEB - Non-U.S.
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2014	2013
Interest cost	$16	$3	$18	$3	$1	$2
Expected return on plan assets	(28)		(29)
Service cost		1		1
Amortization of net actuarial loss	3	1	5	1
Net periodic benefit cost (credit)	$(9)	$5	$(6)	$5	$1	$2

Nine Months Ended September 30,
Interest cost	$56	$9	$56	$9	$4	$4
Expected return on plan assets	(83)		(87)
Service cost		4		4
Amortization of net actuarial loss	11	3	15	3
Net periodic benefit cost (credit)	$(16)	$16	$(16)	$16	$4	$4

The U.S. amounts disclosed above for 2014 include the adjustment described in Note 1 to the financial statements.

We initiated a program in September 2014 under which certain former employees with vested pension benefits have been offered lump-sum payments to settle those pension obligations. The same participants will also have an option under the program to begin receiving monthly benefits soon after the program ends – earlier than previously allowed under the related plans. This voluntary program, which ends November 3, 2014, provides for lump-sum payments to be made in December 2014 using plan assets. The lump-sum payments would effect settlement of the related obligations, resulting in the recognition of a settlement charge in the fourth quarter. The amount of this charge will be a function of the assumptions underlying the year-end valuation and the number of participants electing to receive lump-sum payments. See Critical Accounting Estimates under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I for comments regarding the potential impact of this program.

Note 10. Marketable Securities

	September 30, 2014			December 31, 2013
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$39	$—	$39	$27	$—	$27
Corporate securities	35		35	30	(1)	29
Certificates of deposit	25		25	21		21
Other	66	4	70	31	2	33
Total marketable securities	$165	$4	$169	$109	$1	$110

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $27, $71 and $1 at September 30, 2014.

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate	September 30, 2014	December 31, 2013
Senior Notes due February 15, 2019	6.500%	$400	$400
Senior Notes due February 15, 2021	6.750%	350	350
Senior Notes due September 15, 2021	5.375%	450	450
Senior Notes due September 15, 2023	6.000%	300	300
Other indebtedness		86	99
Total		1,586	1,599
Less: current maturities		6	32
Total long-term debt		$1,580	$1,567

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

There were no borrowings under the revolving facility at September 30, 2014 but we had utilized $43 for letters of credit. Based on our borrowing base collateral of $369, we had potential availability at September 30, 2014 under the revolving facility of $326 after deducting the outstanding letters of credit.

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

Debt covenants — At September 30, 2014, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Inputs Observable	Significant Inputs Unobservable
September 30, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Marketable securities - current asset	$169	$70	$99	$—
Currency forward contracts - current asset	2		2
Currency forward contracts - current liability	5		5
Currency swaps - current liability	8		8

December 31, 2013
Notes receivable - current asset	$75	$—	$75	$—
Marketable securities - current asset	110	33	77
Currency forward contracts - current asset	3		3
Currency forward contracts - current liability	2		2
Currency swaps - noncurrent asset	2		2
Currency swaps - noncurrent liability	2		2

Changes in Level 3 recurring fair value measurements —

	Three Months Ended September 30,		Nine Months Ended September 30,
Notes receivable, including current portion	2014	2013	2014	2013
Beginning of period	$—	$75	$—	$129
Accretion of value (interest income)		2		9
Payment received				(61)
End of period	$—	$77	$—	$77

During January 2014, we sold our interest in a payment-in-kind callable note to a third party for $75. Accordingly, we reclassified the note to current assets and, with observable market value readily available, we reduced the unrealized gain and transferred the note from Level 3 to Level 2 at December 31, 2013.

Fair value of financial instruments – The financial instruments that are not carried in our balance sheet at fair value are as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,500	$1,568	$1,500	$1,567
Other indebtedness	86	84	99	98
Total	$1,586	$1,652	$1,599	$1,665

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $262 as of September 30, 2014 and $252 as of December 31, 2013. The total notional amount of outstanding foreign currency swaps was $81 as of September 30, 2014 and $297 as of December 31, 2013.

The following foreign currency derivatives were outstanding at September 30, 2014:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Euro	$107	$3	$110	Nov-15
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee	60	21	81	Mar-16
British pound	U.S. dollar, Euro	18	1	19	Sep-15
Swedish krona	Euro	17		17	Nov-15
South African rand	U.S. dollar, Euro		15	15	Mar-15
Thai baht	U.S. dollar, Australian dollar		8	8	Apr-15
Indian rupee	U.S. dollar, British pound, Euro		12	12	Jul-15
Total forward contracts		202	60	262

U.S. dollar	Euro		81	81	Feb-15
Total currency swaps		—	81	81
Total foreign currency derivatives		$202	$141	$343

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

Amounts to be reclassified to earnings — Deferred gains or losses, which are reported in AOCI, are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to September 30, 2014 market rates. Deferred losses of $4 at September 30, 2014 are expected to be reclassified to earnings during the next twelve months. Amounts deferred were not significant at December 31, 2013. See Note 6 for additional details.

Note 13. Commitments and Contingencies

Asbestos personal injury liabilities — As part of our reorganization in 2008, assets and liabilities associated with personal injury asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company. The assets of DCLLC include insurance rights relating to coverage against these liabilities, marketable securities and other assets which are considered sufficient to satisfy its liabilities. DCLLC had approximately 25,000 active pending asbestos personal injury liability claims at both September 30, 2014 and December 31, 2013. DCLLC had accrued $80 for indemnity and defense costs for settled, pending and future claims at September 30, 2014, compared to $88 at December 31, 2013. A fifteen-year time horizon was used to estimate the value of this liability.

At September 30, 2014, DCLLC had recorded $50 as an asset for probable recovery from insurers for the pending and projected asbestos personal injury liability claims, compared to $55 recorded at December 31, 2013. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. DCLLC has coverage agreements in place with insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of the insurance coverage, but rather the amount DCLLC would expect to recover if the accrued indemnity and defense costs were paid in full.

DCLLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. Dana Holding Corporation has no obligation to increase its investment in or otherwise support DCLLC.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at September 30, 2014 and December 31, 2013, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $8 at September 30, 2014 and $9 at December 31, 2013. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from insurers or other parties of $1 at both dates.

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

In November 2013, we received an arbitration notice from Sypris Solutions, Inc. (Sypris), our largest supplier, concerning the existing long-term supply agreement that expires on December 31, 2014. Sypris alleges that Dana and Sypris entered into a new binding long-term supply agreement in July 2013. Dana has filed suit against Sypris requesting declaratory judgment relating to the Sypris claim that it entered into a new supply agreement with Dana in July 2013. We dispute Sypris’ claim and believe it is without merit.

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

Changes in warranty liabilities —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$59	$59	$54	$66
Amounts accrued for current period sales	7	3	16	12
Adjustments of prior estimates	3	1	14	5
Settlements of warranty claims	(7)	(7)	(22)	(26)
Currency impact	(2)		(2)	(1)
Balance, end of period	$60	$56	$60	$56

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

We reported income tax expense related to our continuing operations of $29 and $34 for the quarters ended September 30, 2014 and 2013 and $96 and $96 for the respective nine-month periods. The effective income tax rates vary from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $2 and $1 for the quarters ended September 30, 2014 and 2013 and $5 and $5 for the respective nine-month periods related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also recognized expense of $4 and $1 in the first and second quarters of 2014 for withholding taxes associated with changes to planned repatriations of certain foreign earnings and we accrued additional tax reserves of $2 in the second quarter of 2014 for settlement of outstanding tax matters in Italy. In connection with our purchase of the noncontrolling interests in three U.K. subsidiaries during the first quarter of 2013, we released valuation allowances against deferred tax assets of $2.

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

At September 30, 2014, we have a valuation allowance against our deferred tax assets in the U.S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider the pro forma effects on historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable and the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013. A sustained period of profitability, after giving pro forma effect to implemented actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released. Our U.S. operations have experienced improved profitability in recent years, but our analysis of the income of the U.S. operations, as adjusted for pro forma effects of 2013 developments, results in a cumulative loss in recent years as of September 30, 2014. Therefore, we have not achieved a level of sustained historical profitability that would, in our judgment, support a release of the valuation allowance at September 30, 2014. Although we expect our U.S. operations to generate profits in the future, this positive evidence cannot be given as much weight in our analysis as the objectively verifiable lack of sustained historical profitability. To the extent that we achieve our forecasted levels of sustainable profits in 2014 and our projections of profitability beyond 2014 are sufficiently positive, it is reasonably possible that we could release up to $625 of the valuation allowances against our U.S. deferred tax assets in the next twelve months. Until the valuation allowance is released, the income tax effect of any reported U.S. profits will reduce net deferred tax assets and the associated valuation allowance.

Note 16. Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$5	$8	$11	$20
Government grants and incentives			2	2
Foreign exchange gain (loss)	6	1	8	(3)
Strategic transaction expenses	(2)		(3)	(4)
Write-off of deferred financing costs				(2)
Gain on sale of marketable securities		2		5
Recognition of unrealized gain on payment-in-kind note receivable			2	5
Insurance recoveries	2	5	2	7
Other	9	2	13	8
Other income, net	$20	$18	$35	$38

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

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. As discussed in Note 1 above, effective March 31, 2014, we ceased using the official exchange rate of 6.3 and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. After remaining relatively unchanged during the second quarter the SICAD rate declined to 12.0 bolivars per U.S. dollar at September 30, 2014, resulting in a remeasurement charge of $3 during the third quarter. During the second and third quarters of 2014 we realized gains of $7 and $1 as CENCOEX approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during the second and third quarters of 2014 we realized net gains of $6 and $8 on sales and purchases of U.S. dollars through SICAD 2 at average rates of 49.9 bolivars per U.S. dollar. The foreign exchange gains and losses associated with our Venezuelan subsidiaries are included in the segment EBITDA of our Light Vehicle operating segment. Foreign exchange loss for 2013 includes a first quarter charge of $6 resulting from the February 2013 devaluation of Venezuela's official exchange rate from 4.3 to 6.3 bolivars per U.S. dollar. The charge was largely recovered over the balance of 2013 as the Venezuelan government allowed certain transactions to be settled at the former exchange rate. Gains of $3 and $1 from these settlements were recognized in the second and third quarters of 2013.

As discussed in Note 11 above, during the second quarter of 2013 we wrote off previously deferred financing costs associated with our prior revolving credit facility.

During the third quarter of 2014 we received a payment from the liquidation proceedings of insurers. During the third quarter of 2013, we sold claims pending in the liquidation proceedings of an insurer to a third party. During the first quarter of 2013, we recorded an insurance recovery related to business interruptions resulting from flooding in Thailand.

As part of correcting overstatements of our pension and postretirement obligations and goodwill in September 2014, we credited other income, net for $6 to effectively reverse a portion of the write-off of goodwill assigned to our former Driveshaft segment in 2008. See Note 1 for additional information.

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

Segment information —

	2014			2013
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$608	$37	$70	$629	$31	$67
Commercial Vehicle	487	25	47	465	29	52
Off-Highway	283	8	40	318	12	40
Power Technologies	259	5	37	257	5	39
Eliminations and other		(75)			(77)
Total	$1,637	$—	$194	$1,669	$—	$198

Nine Months Ended September 30,
Light Vehicle	$1,862	$108	$176	$1,921	$97	$179
Commercial Vehicle	1,407	71	138	1,421	93	154
Off-Highway	959	28	128	1,025	36	127
Power Technologies	807	15	120	778	16	114
Eliminations and other		(222)			(242)
Total	$5,035	$—	$562	$5,145	$—	$574

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment EBITDA	$194	$198	$562	$574
Corporate expense and other items, net	4		6	(3)
Depreciation	(41)	(41)	(122)	(123)
Amortization of intangibles	(11)	(22)	(38)	(65)
Restructuring	(2)	(8)	(14)	(14)
Strategic transaction expenses and other items	4		4	(6)
Write-off of deferred financing costs				(2)
Recognition of unrealized gain on payment-in-kind note receivable			2	5
Stock compensation expense	(2)	(5)	(11)	(14)
Interest expense	(30)	(27)	(89)	(69)
Interest income	5	8	11	20
Income from continuing operations before income taxes	121	103	311	303
Income tax expense	29	34	96	96
Equity in earnings of affiliates	2	3	9	10
Income from continuing operations	94	72	224	217
Loss from discontinued operations	(1)	(1)	(4)	—
Net income	$93	$71	$220	$217

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at September 30, 2014 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$142
Bendix Spicer Foundation Brake, LLC	20%	44
Axles India Limited	48%	6
All others as a group		10
Investments in equity affiliates		202
Investments in affiliates carried at cost		2
Investments in affiliates		$204

Summarized financial information for DDAC —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$167	$187	$590	$603
Gross profit	$17	$17	$61	$62
Pre-tax income	$1	$1	$15	$17
Net income	$1	$2	$12	$18
Dana's equity earnings in affiliate	$—	$—	$2	$6

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline, sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At September 30, 2014, we employed approximately 23,500 people, operated in 26 countries and had 91 major manufacturing/distribution, technical centers and office facilities around the world.

External sales by operating segment for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$608	37.1%	$629	37.7%	$1,862	37.0%	$1,921	37.4%
Commercial Vehicle	487	29.8%	465	27.8%	1,407	27.9%	1,421	27.6%
Off-Highway	283	17.3%	318	19.1%	959	19.1%	1,025	19.9%
Power Technologies	259	15.8%	257	15.4%	807	16.0%	778	15.1%
Total	$1,637		$1,669		$5,035		$5,145

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

Shareholder returns – Our strong financial position enabled us to provide returns to our common shareholders in the form of cash dividends and the reduction in the number of common share equivalents outstanding.  Since the first quarter of 2012, we've declared and paid quarterly common stock dividends of five cents per share.  In July 2014, our Board of Directors approved the expansion of our existing share repurchase program from $1,000 to $1,400. During 2013, we redeemed our Series A preferred stock – the equivalent of 21 million common shares on an as converted basis – for $474 and we repurchased 17 million common shares for $337. We repurchased 8 million common shares during the first nine months of 2014 for $181. In July 2014, the market price of our common shares provided Dana the option to effect the mandatory conversion of the remaining Series B preferred stock, and we converted all outstanding preferred shares in this year's third quarter.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2014 Outlook			2013	2012
North America
Light Truck (Full Frame)	3,750	to	3,850	3,632	3,464
Light Vehicle Engines	14,700	to	15,100	14,233	13,805
Medium Truck (Classes 5-7)	200	to	210	201	188
Heavy Truck (Class 8)	290	to	300	245	279
Agricultural Equipment	65	to	70	75	75
Construction/Mining Equipment	150	to	155	157	163
Europe (including Eastern Europe)
Light Truck	7,400	to	7,500	7,276	6,905
Light Vehicle Engines	21,000	to	22,000	20,836	20,426
Medium/Heavy Truck	380	to	390	400	400
Agricultural Equipment	220	to	240	244	255
Construction/Mining Equipment	290	to	300	298	322
South America
Light Truck	1,100	to	1,200	1,302	1,219
Light Vehicle Engines	3,200	to	3,300	3,775	3,644
Medium/Heavy Truck	160	to	170	218	172
Agricultural Equipment	40	to	45	54	48
Construction/Mining Equipment	15	to	20	20	19
Asia Pacific
Light Truck	21,000	to	22,000	20,515	18,672
Light Vehicle Engines	46,100	to	47,100	45,213	42,857
Medium/Heavy Truck	1,500	to	1,600	1,522	1,492
Agricultural Equipment	710	to	750	788	750
Construction/Mining Equipment	480	to	500	555	614

North America

Light vehicle markets — Improving economic conditions during the past couple of years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles, greater availability of credit, reduced unemployment and improving consumer confidence have stimulated new vehicle sales. Light vehicle sales in the third quarter and first nine months of 2014 were 8% and 5% stronger than the comparable periods in 2013. Light vehicle production increased in line with unit sales, with this year's third quarter production of around 4.2 million units up 8% from 2013 and nine-month production of about 12.8 million units 5% higher than last year. In the full frame light truck segment where more of our programs are focused, third quarter and nine-month production in 2014 were about 6% and 7% stronger than the same periods of last year. Inventory levels of total light vehicles in the U.S. continue to be near normal levels. Inventory of around 64 days of supply at the end of September 2014 compares with 64 days at the end of 2013 and 62 days at the end of last year's third quarter. Full frame light truck inventory of 81 days of supply at the end of September 2014 compares with 67 days at the end of 2013 and 76 days at the end of September 2013.

We expect that improving economic fundamentals will continue to benefit the North American light vehicle markets. Our 2014 full year production outlook for light vehicle engines and full frame light trucks remains unchanged from our July projections, with both expected to be about 3 to 6% higher than in 2013.

Medium/heavy vehicle markets — As with the light vehicle market, medium duty Classes 5-7 truck production has increased over the past couple of years, with the rate of production growth slowing in 2013. Similar to the North America light vehicle market, improving economic conditions have strengthened 2014 unit sales and production levels of medium/heavy trucks. Third quarter 2014 medium duty production of around 52,000 units was about 1% higher than the third quarter of last year, while production levels in the first nine months of 2014 were up about 8%. In the heavy duty Class 8 truck market, after increasing significantly in 2011 and 2012, production declined in 2013 as truck buyers in this segment were more cautious regarding the pace of economic recovery and opted to delay replacing existing vehicles. Beginning in the last quarter of 2013 and continuing in 2014, the order book for Class 8 vehicles has been strengthening. Third quarter 2014 production of about 78,000 units is up about 23% from the same period of last year, while nine-month 2014 production is about 18% higher.

With truck orders strengthening in this year's third quarter and the overall economy continuing to show improvement, we've increased our full year outlook for Class 8 vehicle production to a range of 290,000 to 300,000 units, an increase of 10,000 units from our July 2014 forecast, putting 2014 production about 18 to 22% higher than in 2013. Although our full year 2014 outlook for medium duty Classes 5-7 production is unchanged at 200,000 to 210,000 units, we expect to be near the high end of that range, resulting in full year production being about 4% higher than in 2013.

Markets Outside of North America

Light vehicle markets — European production levels in recent years have been adversely impacted by overall economic weakness brought on in part by sovereign debt concerns, high unemployment levels, governmental austerity actions in many countries and other economic factors. The region began seeing some economic stability take hold in 2013, contributing to increased light vehicle engine and truck production. Signs of continued economic improvement were reflected in light vehicle engine and light truck production levels for the first nine months of 2014 which were 3% and 7% stronger than the same period of 2013. We expect overall continued economic stability as we progress through the final months of 2014, with full year light vehicle engine build expected to be flat to up 6% versus 2013 and light truck production to be up about 2 to 3% from 2013, unchanged from our July 2014 forecast. Our South American markets are experiencing difficult economic environments. After improving slightly in 2013, light vehicle engine production in the first nine months of 2014 was down 18% compared to the same period of 2013, with comparative third quarter production down more than 20%. Light truck production for the first nine months of this year was down about 14% from last year's first nine months, with 2014 third-quarter production being down about 18%. We expect the economic environment in South America to be relatively weak during the remainder of this year. We lowered our full year 2014 light engine production forecast, which now reflects production being down about 13 to 15%, and we maintained our light truck production forecast at levels that are about 8 to 16% below last year. Light vehicle engine and light truck production levels in the Asia Pacific region were up about 5% and 11% in the first nine months of 2014 as compared to the same period in 2013, principally due to stronger production in China. Our full year 2014 production outlook in the Asia Pacific region is unchanged from our July forecast, with full year light vehicle engine production up about 2 to 4% from 2013 and light truck production about 2 to 7% higher than last year.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. The Europe medium/heavy truck market during the first half of this year reflected an overall stable/strengthening economy. The recent developments in Eastern Europe along with other factors, however, have begun to reverse some of the first half market improvements. Europe medium/heavy truck production in this year's third quarter was about 10% lower than the same period in 2013, with the production over the first nine months of this year now reflecting a decline of about 1% from 2013. Our outlook for full year 2014 Europe production is unchanged from July 2014, reflecting a modest decline compared with full year 2013 production. South American medium/heavy truck production levels in this year's first nine months were down about 22% from 2013, with third quarter 2014 production down more than 25% from the previous year. With relative weakness persisting in this market for the remainder of this year, we've reduced our July 2014 full year 2014 production forecast to levels now expected to be about 22 to 27% below full year 2013. Asia Pacific medium/heavy truck production increased about 2% in 2013 after declining in each of the two preceding years. Production levels in 2014 have been about the same as in 2013, with China production levels weakening some and India continuing to show stability and signs of improvement. For the full year of 2014, we expect medium/heavy truck production to be nearer the low end of our forecast, which has production for the year flat to up 5% over 2013.

Off-Highway Markets

Our Off-Highway business has a large presence outside of North America, with more than 75% of its sales coming from Europe and about 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments, both of which experienced increased demand during 2012 and 2011. While the agriculture market remained fairly stable in 2013, the construction/mining segment experienced considerable weakness with global production down about 8%. Overall market weakness persisted in 2014, with the global agriculture and construction/mining segments both being weaker in this year's third quarter and first nine months as compared to the same periods in 2013. For the full year of 2014, we lowered our agriculture segment production outlook from our July 2014 forecast and are now expecting global agriculture production to be down in the range of 5 to 11% from 2013. We also lowered our full year outlook for the construction/mining segment, with global production in 2014 now expected to be down in the range of 5 to 9% from last year.

Venezuela Operations

The current operating, political and economic environment in Venezuela is very challenging. Foreign exchange controls are restricting the ability of companies operating in the country to import required parts and material and satisfy their U.S. dollar obligations. Our production activities were curtailed for most of 2014 as our major original equipment customers suspended production and only recently began bringing some production back on line in this year's third quarter. Our sales in Venezuela during the first nine months of 2014 approximated $70, mostly relating to aftermarket business. By comparison, sales in the same period of 2013 approximated $120, with the devaluation of the bolivar during that period also contributing to some market disruptions. Full year sales in 2013 approximated $170.

As more fully described in Note 1 to our consolidated financial statements in Item 1 of Part I, developments within the parallel Complementary System of Foreign Currency Administration (SICAD) and SICAD 2 foreign exchange markets and uncertainty surrounding future use of the official exchange rate to transact business resulted in our decision to begin using the SICAD rate rather than the official exchange rate at March 31, 2014 to translate the financial statements of our Venezuelan subsidiaries into U.S. dollars. Prior to March 31, 2014, we had used the official exchange rate of 6.3 bolivars per U.S. dollar. Use of the 10.7 bolivars per U.S. dollar SICAD rate for translation at March 31, 2014 resulted in a charge of $17 that was recognized in first quarter 2014 other income, net. Since March 31, 2014, the SICAD rate has increased to 12.0 bolivars per U.S. dollar at September 30, 2014, resulting in additional translation losses of $3. Based on our current bolivar-denominated net monetary asset position, a change in the exchange rate to 20 bolivars per U.S. dollar would result in an estimated pre-tax charge to net income of approximately $12. In this year's third quarter, the Venezuela government granted authorization to companies in the automotive and automotive parts industry to access the SICAD market to purchase U.S. dollars. Accordingly, we began accessing the SICAD market in the third quarter to obtain U.S. dollars which were used to purchase materials supporting limited resumption of production.

At September 30, 2014, the net investment in our Venezuelan operations was $65. Included in this investment is $34 of bolivar-denominated cash, $31 of property plant and equipment and $43 of U.S. dollar-denominated intercompany and third party obligations. During the second and third quarters of 2014, the National Center of Foreign Commerce (CENCOEX) approved $20 of our submitted requests to satisfy U.S. dollar-denominated obligations with bolivars at the official exchange rate of 6.3. We recognized foreign exchange gains of $8 in other income, net on these transactions as such bolivars had been valued at the higher SICAD rate. The proceeds from these currency exchanges were used to reduce U.S. dollar-denominated liabilities of our Venezuelan operations. As of September 30, 2014, we had outstanding requests with CENCOEX seeking approval to satisfy $30 of U.S. dollar-denominated obligations with bolivars at the official exchange rate.

Subsequent to March 31, 2014, to satisfy applicable Venezuela import/export and foreign exchange requirements, our Venezuelan operation collected U.S. dollar-denominated intercompany receivables and exchanged the proceeds thereon, net of expenses, for bolivars in the SICAD 2 market at an average rate of 49.9 bolivars per U.S. dollar. Upon translation of the bolivars at the SICAD rate, we recognized currency transaction gains of $15 in other income, net. In addition, our Venezuelan operation purchased U.S. dollars in the SICAD 2 market to settle certain obligations and recognized currency transaction losses of $1 in other income, net.

The future performance of our Venezuelan operations and recoverability of our investment remains highly uncertain. Our ability to operate profitably in Venezuela will depend on several factors, including ongoing exchange control regulations, further devaluations of the bolivar, our ability to import materials into the country, resumption of operations by our major customers and our ability to implement pricing which will enable recovery of increased costs.

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

In the third quarter and first nine months of 2014, higher commodity prices increased our costs by approximately $3 and $29 as compared to the corresponding periods in 2013, while results for last year's third quarter and first nine months reflected increased costs of $6 and $15 versus 2012. Cost recovery pricing actions, including material, increased sales by about $26 in the third quarter of 2014 and $39 for the first nine months of 2014 as compared to increasing sales by $15 and $43 in last year's third quarter and first nine months.

Sales, Earnings and Cash Flow Outlook

	2014 Outlook	2013	2012
Sales	~ $6,650	$6,769	$7,224
Adjusted EBITDA	~ $745	$745	$781
Free Cash Flow	$285 - $295	$368	$175

Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. See the Non-GAAP Financial Measures discussion below for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.

During 2012 and 2013, we experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. Considering our served end markets and regional economies, on balance, the effect of market volumes on our sales has been relatively stable. Weaker international currencies relative to the U.S. dollar during the past two years were the most significant factor reducing our reported sales, while scheduled light vehicle program roll-offs also contributed to the decrease. For 2014, we expected market volumes in most of our end user markets and regions to be stable or up sightly, although certain of our markets – South America, Thailand and India – are experiencing continued economic challenges and our global off-highway business has been somewhat weaker. Additionally, Europe markets in the second half of 2014 have begun to weaken compared to the first half of this year. With continuing currency headwinds and persistent weakness, principally in South America and the global off-highway business, we currently expect full year 2014 sales to approximate $6,650.

We have placed significant focus on right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs were competitively priced. In combination with an improved and relatively stable global economic environment, these efforts were the primary drivers of our improved Adjusted EBITDA as a percent of sales during the past couple of years. With inflationary, currency and economic developments in certain South American and Asian countries and our global off-highway business presenting more of a 2014 headwind than originally expected and with the Europe economic rebound slowing, we've lowered our full year Adjusted EBITDA outlook to $745 from our July estimate of $760, with Adjusted EBITDA as a percent of sales still expected to be comparable to up slightly from 2013.

Our cash flow has benefited primarily from increased earnings and lower capital spending, more than offsetting higher working capital requirements associated with increased sale volumes, higher tax obligations and larger pension funding commitments. Free cash flow in 2012 was impacted by a $150 voluntary contribution to our U.S. pension plans. In 2013, free cash flow benefited, in part, from a strong focus on inventory reduction and other working capital efficiencies during the latter part of the year. We also benefited from the receipt of $28 of interest relating to a callable payment-in-kind note receivable. With our relatively stable sales outlook, we expect another strong year of free cash generation in 2014. We tightened our free cash flow outlook for 2014 at $285 to $295, with the upper end of the range unchanged from our July 2014 guidance. Our 2014 outlook includes expected capital spending of about $230, up slightly from 2013. Cash taxes of about $120 are comparable with 2013 and restructuring expenditures, which are now expected to be around $30, are slightly lower than last year. With the additional debt we added in the second half of 2013, net interest will consume cash of around $70 in 2014. Net interest in 2014 includes $40 of interest received in January 2014 from the sale of a callable payment-in-kind note receivable, which compares with $28 received in 2013 from prepayment proceeds on this note. Pension contributions are expected to be lower in 2014 at around $25 as we do not expect to make additional contributions to our U.S. plans based on their present funding levels.

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

Consolidated Results of Operations

Summary Consolidated Results of Operations (Third Quarter, 2014 versus 2013)

	Three Months Ended September 30,
	2014		2013
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,637		$1,669		$(32)
Cost of sales	1,397	85.3%	1,434	85.9%	(37)
Gross margin	240	14.7%	235	14.1%	5
Selling, general and administrative expenses	97	5.9%	97	5.8%	—
Amortization of intangibles	10		18		(8)
Restructuring charges, net	2		8		(6)
Other income, net	20		18		2
Income from continuing operations before interest expense and income taxes	151		130		21
Interest expense	30		27		3
Income from continuing operations before income taxes	121		103		18
Income tax expense	29		34		(5)
Equity in earnings of affiliates	2		3		(1)
Income from continuing operations	94		72		22
Loss from discontinued operations	(1)		(1)		—
Net income	93		71		22
Less: Noncontrolling interests net income	3		3		—
Net income attributable to the parent company	$90		$68		$22

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended September 30,			Amount of Change Due To
	2014	2013	Increase/(Decrease)	Currency Effects	Organic Change
North America	$780	$728	$52	$(2)	$54
Europe	462	482	(20)		(20)
South America	203	261	(58)	(32)	(26)
Asia Pacific	192	198	(6)	(1)	(5)
Total	$1,637	$1,669	$(32)	$(35)	$3

Consolidated sales for the third quarter of 2014 were $32 lower than in the same period of 2013. Weaker international currencies, primarily in Venezuela and Argentina, reduced sales by $35. Cost recovery pricing increased sales by $26, which offset the global impact of lower sales volumes.

Stronger production levels in North America were largely responsible for the increased sales in this region. Light vehicle engine production and full frame light truck production were up 8% and 6% from the third quarter of 2013 while medium/heavy truck production levels were about 13% higher.

In Europe, weaker demand in our Off-Highway business, which has a significant European presence, lowered sales by $22, more than offsetting increased sales from stronger light vehicle engine production.

South America sales in this year's third quarter were adversely impacted by currency effects in Venezuela and Argentina. Excluding currency effects, third-quarter sales were down 10% from the same period in 2013. The organic sales decrease in the region was primarily driven by reductions in production levels of more than 20% in the medium/heavy truck market segment and around 18% in the light truck segment.

Sales in the Asia Pacific region were down 3% from last year's third quarter, primarily due to weaker sales volumes in Thailand and India.

Cost of sales and gross margin — The cost of sales decline of $37, or 3%, for the third quarter of 2014 was primarily driven by weaker overall international currencies and lower market demand in the South America region and our Off-Highway business. An increase in warranty costs of $6 in this year's third quarter unfavorably impacted cost of sales. Higher commodity costs added $3 and engineering and product development costs added $2 to cost of sales. More than offsetting these increases were material cost reductions from supplier rationalization and other supply chain initiatives of $14 and other cost savings initiatives that resulted in cost of sales as a percent of sales decreasing about 60 basis points compared to last year's third quarter.

Gross margin of $240 in the third quarter of 2014 increased $5 from the same period in 2013, representing 14.7% of sales in 2014 as compared to 14.1% of sales in 2013. The nearly 60 basis point improvement in gross margin was principally driven by overall better cost performance referenced in the preceding paragraph.

Selling, general and administrative expenses (SG&A) — SG&A expenses were $97 in the third quarter of both 2014 and 2013. Salary and benefits expense in this year's third quarter was approximately $1 lower than in 2013, with selling expense and other discretionary spending being up $1. Overall inflationary cost increases have been offset with cost reduction actions.

Amortization of intangibles — The reduction of $8 in amortization of intangibles is attributable to certain customer related intangibles becoming fully amortized in January 2014.

Restructuring charges — Restructuring charges of $2 in the third quarter of 2014 represented employee separation costs, primarily associated with previously announced facility closure and realignment actions. The restructuring charges of $8 in the third quarter of 2013 were attributed primarily to employee separation costs in connection with the closure of our Commercial Vehicle foundry operation in Argentina, along with costs attributable to previously initiated actions.

Other income, net — The following table shows the major components of other income, net.

	Three Months Ended September 30,
	2014	2013
Interest income	$5	$8
Foreign exchange gain	6	1
Strategic transaction expenses	(2)
Gain on sale of marketable securities		2
Insurance recoveries	2	5
Other	9	2
Other income, net	$20	$18

Interest income decreased $3 from 2013 as a result of selling our payment-in-kind note receivable during the first quarter of 2014. Effective March 31, 2014, we ceased using the official exchange rate of 6.3 bolivars per U.S. dollar and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. After remaining relatively unchanged during the second quarter, the SICAD rate declined to 12.0 bolivars per U.S. dollar at September 30, 2014, resulting in a remeasurement charge of $3 during the third quarter. During the third quarter of 2014, we realized a $1 gain as CENCOEX approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during the third quarter of 2014, we realized net gains of $8 on the sale and purchase of U.S. dollars through SICAD 2 at an average rate of 49.9 bolivars per U.S. dollar. During the third quarter of 2013, we recognized a gain of $1 relating to settlement of Venezuelan U.S. dollar obligations at the 4.3 official rate that existed prior to the February 2013 devaluation of the bolivar. See Note 1 to our consolidated financial statements in Item 1 of Part I for additional information. During 2014 we received a payment from the liquidation proceedings of an insolvent insurer, and during 2013 we sold claims pending in the liquidation proceedings of an insurer to a third party. As part of correcting overstatements of our pension and postretirement obligations and goodwill in September 2014, we credited other income, net for $6 to effectively reverse a portion of the write-off of goodwill assigned to our former Driveshaft segment in 2008. See Note 1 to our consolidated financial statements in Item 1 of Part I for additional information.

Interest expense — Interest expense was $30 and $27 in 2014 and 2013. The impact of higher average debt levels was partially offset by a lower average effective interest rate. As discussed in Note 11 to our consolidated financial statements in Item 1 of Part I, we completed the sale of $750 in senior unsecured notes in July 2013. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 7.0% and 7.5% in 2014 and 2013.

Income tax expense — Income tax expense of our continuing operations was $29 and $34 in the third quarter of 2014 and 2013. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries and the pre-tax income distribution among the countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that up to $625 of the valuation allowances against our U.S. deferred tax assets could be released in the next twelve months. See Note 15 to our consolidated financial statements in Item 1 of Part I for a discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in earnings of affiliates — Equity investments provided net earnings of $2 and $3 in 2014 and 2013, with equity in earnings of Bendix Spicer Foundation Break, LLC (BSFB) being $3 in 2014 and $2 in 2013.

Loss from discontinued operations — Discontinued operations activity relates to our Structural Products business that was substantially divested in 2010. See Note 3 to our consolidated financial statements in Item 1 of Part I.

Summary Consolidated Results of Operations (Year-to-Date, 2014 versus 2013)

	Nine Months Ended September 30,
	2014		2013
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$5,035		$5,145		$(110)
Cost of sales	4,313	85.7%	4,437	86.2%	(124)
Gross margin	722	14.3%	708	13.8%	14
Selling, general and administrative expenses	310	6.2%	305	5.9%	5
Amortization of intangibles	33		55		(22)
Restructuring charges, net	14		14		—
Other income, net	35		38		(3)
Income from continuing operations before interest expense and income taxes	400		372		28
Interest expense	89		69		20
Income from continuing operations before income taxes	311		303		8
Income tax expense	96		96		—
Equity in earnings of affiliates	9		10		(1)
Income from continuing operations	224		217		7
Loss from discontinued operations	(4)		—		(4)
Net income	220		217		3
Less: Noncontrolling interests net income	10		15		(5)
Net income attributable to the parent company	$210		$202		$8

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended September 30,			Amount of Change Due To
	2014	2013	Increase/(Decrease)	Currency Effects	Organic Change
North America	$2,350	$2,250	$100	$(10)	$110
Europe	1,532	1,502	30	40	(10)
South America	593	752	(159)	(111)	(48)
Asia Pacific	560	641	(81)	(26)	(55)
Total	$5,035	$5,145	$(110)	$(107)	$(3)

Sales for the first nine months of 2014 were $110 lower than for the same period of 2013, with weaker international currencies contributing $107 of the decrease. Sales were reduced $42 due to volume levels as stronger light vehicle and medium/heavy truck production levels in North America were more than offset by reduced demand and economic weakness in the South America and Asia Pacific regions and lower demand in our off-highway markets. Partially offsetting the volume reduction was $39 of cost recovery pricing achieved during the first nine months of 2014.

Stronger production levels in North America were largely responsible for the 5% organic sales increase in this region. Light vehicle engine production and full frame light truck production were 6% and 7% stronger than in the first nine months of last year, while medium/heavy truck production levels were about 13% higher. Partially offsetting the increased sales from these stronger production levels was lower Off-Highway sales, due partly to reduced demand levels and partly to a customer program discontinued in 2013.

Excluding currency effects, principally from a stronger Euro and British pound, our sales in Europe in the first nine months of 2014 were 1% lower than in 2013. Higher sales from increased light vehicle engine and light truck production of around 3% and 7% were more than offset by weaker Off-Highway demand levels.

South America sales in the first nine months of 2014 were adversely impacted by weaker currencies in Brazil, Argentina and Venezuela. Excluding currency effects, sales were down 6% from the same period in 2013. The organic sales decrease in the region was primarily driven by reductions in production levels of more than 20% in the medium/heavy truck market and a decline of about 18% in the light vehicle market. Partially offsetting weaker demand levels in the region were higher sales associated with light vehicle new business and content increases.

Nine-month 2014 sales in the Asia Pacific region were down 13% from 2013. Reductions in sales from currency effects were primarily attributable to the weaker Thai baht and Indian rupee. The organic sales decrease of 9% in the region was driven principally by weaker light vehicle and medium/truck sales volumes in Thailand, Australia and India, with lower Off-Highway sales levels in our China operation also contributing to the year-over-year decline.

Cost of sales and gross margin — Cost of sales for the first nine months of 2014 declined $124, or 3%, due primarily to currency effects and lower sales volumes. Higher material commodity costs of $29, additional warranty cost of $13 and increased engineering and product development cost of $5 increased cost of sales. These increases were more than offset by continued supplier rationalization and other supply chain initiatives which provided cost savings of $46 and other cost reduction initiatives which contributed to a more than 50 basis point reduction in cost of sales as a percent of sales.

Gross margin of $722 in the first nine months of 2014 increased $14 from the same period in 2013, representing 14.3% of sales in 2014 as compared to 13.8% of sales in 2013. The more than 50 basis point improvement in gross margin was principally driven by overall better cost performance referenced in the preceding paragraph.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first nine months of 2014 were $310 (6.2% of sales) as compared to $305 (5.9% of sales) in 2013. Salary and benefits expense in this year's first nine months was approximately $4 higher than in the same period in 2013, with selling expense and other discretionary spending being $1 higher when compared to 2013.

Amortization of intangibles — The reduction of $22 in amortization of intangibles is attributable to certain customer related intangibles becoming fully amortized in January 2014.

Restructuring charges — Restructuring charges of $14 in the first nine months of 2014 represented employee separation costs associated with the closure of our Commercial Vehicle foundry in Argentina and continuing employee separation and exit costs associated with previously announced facility closures and realignment actions. The restructuring charges of $14 in the same period in 2013 related primarily to headcount reduction initiatives in Argentina and Australia along with costs associated with previously initiated actions, offset by a reversal of $9 resulting from plan modifications.

Other income, net — The following table shows the major components of other income, net.

	Nine Months Ended September 30,
	2014	2013
Interest income	$11	$20
Government grants and incentives	2	2
Foreign exchange gain (loss)	8	(3)
Strategic transaction expenses	(3)	(4)
Write-off of deferred financing costs		(2)
Gain on sale of marketable securities		5
Recognition of unrealized gain on payment-in-kind note receivable	2	5
Insurance recoveries	2	7
Other	13	8
Other income, net	$35	$38

Interest income decreased $9 from 2013 as a result of selling our payment-in-kind note receivable during the first quarter of 2014. During the second quarter of 2013, we received a payment on the payment-in-kind note receivable which resulted in the recognition of $5 of unrealized gain that arose following the valuation of the note below its callable value at emergence from bankruptcy. The subsequent sale of the payment-in-kind note receivable during the first quarter of 2014 resulted in the recognition of the remaining $2 of unrealized gain.

Effective March 31, 2014, we ceased using the official exchange rate of 6.3 bolivars per U.S. dollar and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. After remaining relatively unchanged during the second quarter the SICAD rate declined to 12.0 bolivars per U.S. dollar at September 30, 2014, resulting in a remeasurement charge of $3 during the third quarter. Since March 31, 2014, we realized gains of $8 as CENCOEX approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. We also realized net gains of $14 on the sale and purchase of U.S. dollars through SICAD 2 at an average rate of 49.9 bolivars per U.S. dollar. Foreign exchange loss for the first nine months of 2013 includes a first-quarter charge of $6 resulting from the February 2013 devaluation of Venezuela's official exchange rate from 4.3 to 6.3 bolivars per U.S. dollar and subsequent recoveries of $4 relating to settlement of U.S. dollar obligations in Venezuela at the 4.3 official rate that existed prior to the February 2013 devaluation of the bolivar. See Note 1 to our consolidated financial statements in Item 1 of Part I for additional information.

During 2013, we wrote off $2 of deferred financing costs associated with our prior revolving credit facility. During 2014 we received a payment from the liquidation proceedings of an insolvent insurer and during 2013 we sold claims pending in the liquidation proceedings of an insurer to a third party and received a business interruption insurance recovery related to flooding in Thailand. As part of correcting overstatements of our pension and postretirement obligations and goodwill in September 2014, we credited other income, net for $6 to effectively reverse a portion of the write-off of goodwill assigned to our former Driveshaft segment in 2008. See Note 1 to our consolidated financial statements in Item 1 of Part I for additional information.

Interest expense — Interest expense was $89 and $69 in 2014 and 2013. The impact of higher average debt levels was partially offset by a lower average effective interest rate. As discussed in Note 11 to our consolidated financial statements in Item 1 of Part I, we completed the sale of $750 in senior unsecured notes in July 2013. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 7.0% and 8.1% in 2014 and 2013.

Income tax expense — Income tax expense of our continuing operations was $96 for the first nine months of 2014 and 2013. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries and the pre-tax income distribution among the countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. As part of applying the annual effective tax rate, we recognized net expense of $5 for the nine months ended September 30, 2014 and 2013 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. During the first nine months of 2014, we also recognized expense of $5 for withholding taxes associated with changes to planned repatriations of certain foreign earnings and we accrued $2 for settlement of tax matters in Italy. In the first nine months of 2013, we recorded a benefit of $2 for the release of certain valuation allowances in the United Kingdom.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that up to $625 of the valuation allowances against our U.S. deferred tax assets could be released in the next twelve months. See Note 15 to our consolidated financial statements in Item 1 of Part I for a discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in earnings of affiliates — Equity investments provided net earnings of $9 and $10 in the first nine months of 2014 and 2013, with equity in earnings of DDAC being $2 in 2014 and $5 in 2013. Equity in earnings of BSFB were $8 in 2014 and $6 in 2013.

Loss from discontinued operations — Discontinued operations activity relates to our Structural Products business that was substantially divested in 2010. The loss from discontinued operations for the nine months ended September 30, 2014 includes a charge resulting from final settlement of the claims presented by the buyer, exit costs incurred in connection with retained properties and legal fees. Discontinued operations for the nine-month period of 2013 was the net result of recoveries of prior costs finalized during the period, restructuring expenses related to ongoing maintenance of retained properties and legal fees. See Note 3 to our consolidated financial statements in Item 1 of Part I.

Segment Results of Operations (2014 versus 2013)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$629	$67	10.7%	$1,921	$179	9.3%
Volume and mix	(11)	(2)		(1)	(1)
Performance	22	13		34	14
Venezuelan bolivar devaluation		(3)			(10)
Currency effects	(32)	(5)		(92)	(6)
2014	$608	$70	11.5%	$1,862	$176	9.5%

Light Vehicle sales in the third quarter and first nine months of 2014 were adversely impacted by currency effects, principally from a lower valued Venezuela bolivar, Argentina peso and Thailand baht, partially offset by a stronger Great Britain pound. Exclusive of currency effects, sales in the third quarter and first nine months of 2014 were were higher by about 2%. Pricing recovery for inflationary costs increased year-over-year third quarter sales by $22, while increasing sales by $34 for the comparative nine-month periods. Volume levels reduced comparative third-quarter and nine-month 2014 sales by $11and $1. Stronger production levels in North America increased this segment's sales volume, with North America full frame truck production in 2014 up about 6 to 7% in this year's third quarter and nine-month periods and light engine production 6 to 8% higher in both periods. Sales volumes associated with strong North America production were more than offset in the third quarter and partially offset for the first nine months by weaker light vehicle production levels in South America and lower sales in the Asia Pacific region, principally in Thailand, India and Australia.

Light Vehicle segment EBITDA of $70 in this year's third quarter was $3 higher than EBITDA in the same period of 2013, while segment EBITDA of $176 for the first nine months of 2014 was down $3 from last year's first nine months. As more fully discussed in Note 1 of our financial statements in Part 1, this segment's earnings were impacted by currency-related developments in Venezuela. The first quarter of 2014 included a charge of $17 for devaluation of the Venezuelan bolivar resulting from use of the SICAD exchange rate rather than the official exchange rate for translating the financial results of our Venezuelan operations. This segment's third quarter and nine-month results benefited by $1 and $8 from gains on settlements of U.S. dollar obligations at the official rate of 6.3, while translation impacts associated with SICAD rate changes subsequent to March 31, 2014 reduced third quarter and nine-month EBITDA by $3. The 2013 results included a charge of $6 in the first quarter relating to an official devaluation of the Venezuelan bolivar, while the third quarter and nine-month results of 2013 reflected gains of $1 and $4 resulting from settlement of U.S. dollar obligations at the 4.3 official rate in effect prior to the February 2013 devaluation. The net impact of these devaluation-related items was year-over-year decreased third quarter and nine-month EBITDA of $3 and $10. During the third quarter and first nine months of 2014, net sales of U.S. dollars in the SICAD 2 market at an average 49.9 bolivars per dollar resulted in net gains of $8 and $14 that are included above in currency effects.

The performance-related improvement in Light Vehicle's third quarter and nine-month segment EBITDA reflects the above-mentioned pricing recovery of $22 and $34 along with material cost savings of $6 and $13. These benefits were partially offset by higher year-over-year third quarter and nine-month commodity costs of $1 and $14 along with inflationary cost increases in the respective periods.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$465	$52	11.2%	$1,421	$154	10.8%
Volume and mix	17	3		11	3
Performance	5	(7)		7	(16)
Currency effects		(1)		(32)	(3)
2014	$487	$47	9.7%	$1,407	$138	9.8%

Third-quarter 2014 sales in our Commercial Vehicle segment were 5% higher compared to the same period in 2013, while sales in this year's first nine months, after adjusting for currency, were up 1% from the comparable 2013 period. North America volume-related sales in the third quarter and first nine months of 2014 increased about $40 and $70 due principally to higher Class 8 production of 23% for the comparative third quarter period and 18% for the nine-month period. The increased sales from stronger North America production in these periods was partially offset by lower volume-related sales in South America of about $25 and $60, principally due to lower medium/heavy truck production levels in that region of more than 20%.

Commercial Vehicle segment EBITDA of $47 in the third quarter of 2014 was $5 lower than in the same period of 2013, while nine-month 2014 EBITDA of $138 was $16 lower than 2013. The year-over-year reduction in segment EBITDA attributed to performance includes increases in material commodity costs of $2 and $16 for the third quarter and first nine months. Increases in warranty costs of $4 and $6 reduced year-over-year third quarter and nine-month EBITDA, with supplier disruption costs decreasing EBITDA by $3 in both periods. These were partially offset by material cost savings that were nominal in the third quarter of 2014 and $8 in this year's first nine months, and material recovery of $5 and $7 in the third quarter and nine-month periods.

Off-Highway

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$318	$40	12.6%	$1,025	$127	12.4%
Volume and mix	(35)	(3)		(87)	(14)
Performance		3		2	15
Currency effects				19
2014	$283	$40	14.1%	$959	$128	13.3%

Sales in our Off-Highway segment for the third quarter of 2014 were down about 11% from the same period of 2013, while currency-adjusted sales for the first nine months of 2014 were 8% lower. Lower demand levels in the agriculture, construction and mining segments of this business reduced sales in the three-month and nine-month periods. Also contributing to the volume-related reduction in the nine-month period was discontinuance of a customer program in 2013.

Segment EBITDA of $40 in the third quarter of 2014 was the same as the comparable 2013 period, while nine-month 2014 EBITDA of $128 was $1 higher than in the first nine months of 2013. Performance EBITDA improvements were primarily attributable to material cost savings of $6 and $18 for the third quarter and first nine months, partially offset by other cost increases.

Power Technologies

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$257	$39	15.2%	$778	$114	14.7%
Volume and mix	6	1		35	9
Performance	(1)	(2)		(4)	(1)
Currency effects	(3)	(1)		(2)	(2)
2014	$259	$37	14.3%	$807	$120	14.9%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Sales in the third quarter of 2014, net of currency effects, increased about 2% over the third quarter of 2013, while currency-adjusted sales for the first nine months of this year increased by about 4%. Stronger light vehicle engine builds and medium/heavy truck production in North America and Europe were the primary drivers of the volume-related sales increase.

Segment EBITDA of $37 reported for Power Technologies in the third quarter of 2014 was $2 lower than in last year's third quarter, while nine-month 2014 EBITDA of $120 was $6 higher than in the first nine months of 2013. Third quarter 2014 performance impact reflects $1 of reduced pricing and $1 of net cost increases. Performance in the comparative nine-month period included an increase in warranty expense of $5 along with reduced pricing of $4. Partially offsetting these items were material cost savings of $7 and $1 of other net cost reduction actions.

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

The following table provides a reconciliation of segment EBTIDA and adjusted EBITDA to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment EBITDA
Light Vehicle	$70	$67	$176	$179
Commercial Vehicle	47	52	138	154
Off-Highway	40	40	128	127
Power Technologies	37	39	120	114
Total Segment EBITDA	194	198	562	574
Corporate expense and other items, net	4	—	6	(3)
Adjusted EBITDA	198	198	568	571
Depreciation and amortization	(52)	(63)	(160)	(188)
Restructuring	(2)	(8)	(14)	(14)
Interest expense, net	(25)	(19)	(78)	(49)
Other*	2	(5)	(5)	(17)
Income from continuing operations before income taxes	121	103	311	303
Income tax expense	29	34	96	96
Equity in earnings of affiliates	2	3	9	10
Income from continuing operations	94	72	224	217
Loss from discontinued operations	(1)	(1)	(4)	—
Net income	$93	$71	$220	$217

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

The following table reconciles free cash flow to net cash flows provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$109	$106	$302	$293
Purchases of property, plant and equipment	(48)	(52)	(144)	(123)
Free cash flow	$61	$54	$158	$170

Liquidity

Our global liquidity at September 30, 2014 was as follows:

Cash and cash equivalents	$1,103
Less: Deposits supporting obligations	(22)
Available cash	1,081
Additional cash availability from revolving facility	326
Marketable securities	169
Total global liquidity	$1,576

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

Cash and marketable securities of $160 held by a wholly-owned subsidiary, Dana Companies, LLC, at September 30, 2014 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The components of our September 30, 2014 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$239	$728	$967
Cash and cash equivalents held as deposits	2	20	22
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	113	114
Consolidated cash balance	$242	$861	$1,103

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

At September 30, 2014, we had no borrowings under the revolving facility but we had utilized $43 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $326 after deducting the outstanding letters of credit.

At September 30, 2014, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the revolving facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions so long as there is (i) at least $100 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. The indenture governing the senior notes includes similar incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,000 to $1,400 on July 30, 2014. The share repurchase program expires on December 31, 2015. During the first nine months of 2014, we paid $181 to acquire 8,295,202 shares of common stock in the open market, leaving $390 available under the program for further share repurchases. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations.

We operate in Venezuela where government exchange controls place restrictions on our ability to repatriate funds, and in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At September 30, 2014, our net asset exposures related to Venezuela and Argentina were approximately $65 and $33 respectively, including $31 and $9 of net fixed assets.

As of September 30, 2014, we had $34 of bolivar-denominated cash and cash equivalent balances and $30 of U.S. dollar exchange requests pending with CENCOEX for settlement at the official exchange rate of 6.3 bolivars per U.S. dollar. Over

$23 of these pending exchange requests have been outstanding for over 12 months. We have had $47 of claims settled at the official exchange rate of 6.3 since February 2013. In the event we obtain approval to exchange bolivars at the official rate, we would recognize foreign exchange gains as such bolivars are currently valued at the September 30, 2014 SICAD rate of 12.0.

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

Cash Flow

	Nine Months Ended September 30,
	2014	2013
Cash used for working capital	$(120)	$(75)
Other cash provided by operations	422	368
Net cash provided by operating activities	302	293
Net cash used in investing activities	(152)	(134)
Net cash used in financing activities	(219)	(90)
Net increase (decrease) in cash and cash equivalents	$(69)	$69

The table above summarizes our consolidated statement of cash flows. During the first nine months of 2013 we received a $61 payment on a payment-in-kind note receivable. The payment included $33 of principal and $28 of interest, $26 of which relates to prior years. Subsequently in January 2014 we sold the payment-in-kind note receivable to a third party for $75. The proceeds included $35 of principal and $40 of interest related to prior years. The principal portion of the cash received has been classified as cash provided by investing activities and the interest portion has been classified as cash provided by operating activities.

Operating activities — Exclusive of working capital, other cash provided by operations was $422 and $368 in 2014 and 2013. Lower operating earnings in 2014 were largely offset by higher year-over-year cash received on our payment-in-kind note receivable attributed to interest and to lower pension contributions.

Working capital used cash of $120 in the first nine months of 2014 and $75 in 2013. Cash of $142 was used in 2014 to finance increased receivables and $125 was used in 2013. We also used cash of $84 and $47 to fund higher inventory levels in 2014 and 2013. Partially offsetting the cash used for higher receivables and inventory in both 2014 and 2013 was cash provided by increases in accounts payable and other net liabilities of $106 in 2014 and $97 in 2013.

Investing activities — Expenditures for property, plant and equipment in the first nine months of 2014 were $144, as compared to $123 in 2013. As discussed above, during 2014 and 2013 we received $35 and $33 of principal related to our payment-in-kind note receivable. During 2014 and 2013, net purchases of marketable securities were primarily funded by cash receipts related to our payment-in-kind note receivable. During the first nine months of 2014 we received $9 from the escrow agent upon reaching final agreement on all pending claims related to the sale our Structural Products business in 2010. During the first nine months of 2013 we paid $8 related to our strategic alliance with Fallbrook.

Financing activities — During the first nine months of 2014 and 2013, we made scheduled long-term debt repayments and made additional long-term borrowings at international locations. During the first nine months of 2013, we completed the sale of $750 in senior unsecured notes and paid financing costs of $14 related to our senior unsecured notes and $3 to amend our revolving facility. We used $181 to repurchase 8,295,202 common shares and $288 to repurchase 12,378,342 common shares during the first nine months of 2014 and 2013. Additionally, during the first nine months of 2013 we used $474 to redeem our Series A preferred stock. Dividends paid to preferred shareholders were $6 and $23 in the first nine months of 2014 and 2013. The decrease in preferred dividends paid is due to the third quarter 2013 redemption of our Series A preferred stock and a decrease in our outstanding Series B preferred stock as holders have converted 2,821,565 Series B preferred shares into common stock since September 30, 2013. During the first nine months of 2013, we paid $7 to purchase the noncontrolling interests in our United Kingdom subsidiaries.

Contractual Obligations

Preferred dividends accrued but not paid were $2 at September 30, 2014 and $4 at December 31, 2013.

There have been no material changes at September 30, 2014 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2013 Form 10-K.

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

U.S. Pension Plans — Long-term interest rates on high quality corporate debt instruments, which are used to determine the discount rate, have declined during 2014. The lower interest rates, if unchanged during the fourth quarter, would result in a year-end discount rate of 4.10%, which is 53 basis points lower than the December 31, 2013 discount rate. Our 2014 pension fund asset performance through September 30, 2014 was above our expected long-term annual rate of 7.00%. The year-end valuation, assuming no change in interest rates and asset earnings at the expected rate during the fourth quarter, would result in an actuarial loss of approximately $10 being charged to other comprehensive income.

As discussed in Note 9 to the consolidated financial statements, we initiated a program in September under which certain former employees with vested pension benefits have been offered lump-sum payments to settle those pension obligations. The same participants will also have an option under the program to begin receiving monthly benefits soon after the program ends – earlier than previously allowed under the related plans. This voluntary program, which ends November 3, 2014, provides for lump-sum payments to be made in December using plan assets. The lump-sum payments will effect settlement of the related obligations, resulting in the recognition of a settlement charge in the fourth quarter. The amount of this charge will be a function of the assumptions underlying the year-end valuation and the number of participants electing to receive lump-sum payments. Using the actuarial assumptions discussed above and a 60% acceptance rate, the reduction in the pension benefit obligation (PBO) and the non-cash charge to earnings would approximate $150 and $30. In addition to benefiting from the reduction in the PBO, we expect to realize future savings in administrative costs as a result of the settlements.
The net effect of the normal 2014 pension activities, along with the assumption changes and settlement activities described above, would increase our funded status from 91% at the end of 2013 to approximately 94% at December 31, 2014. We currently expect there to be no minimum funding requirement for 2015. The actual impact on our financial statements and results of operations will depend on the year-end valuation and the rate of acceptance under the settlement program currently in process.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities - On July 30, 2014, our Board of Directors approved an expansion of our existing share repurchase program from $1,000 to $1,400. The share repurchase program expires on December 31, 2015. We will repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program we used cash of $68 to repurchase shares of our common stock during the third quarter of 2014.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July	Common	787,900	$23.60	787,900	$439
August	Common	944,273	$23.29	944,273	$417
September	Common	1,242,179	$21.75	1,242,179	$390

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date:	October 23, 2014	By:	/s/ William G. Quigley III
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

101
The following materials from Dana Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.