Form 10-K
period 2014-12-31
DANA HOLDING CORP
filed 2015-02-20
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2014 was $3,789,221,901.
APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 164,785,497 shares of the registrant's common stock outstanding at February 6, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 30, 2015 are incorporated by reference into Part III.

DANA HOLDING CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2014

i

Forward-Looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can often be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” "predicts," "seeks," “estimates,” “projects,” “outlook,” "may," "will," "should," "would," "could," "potential," "continue," "ongoing" and similar expressions, variations or negatives of these words. These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries (Dana) based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

ii

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana Holding Corporation (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline (axles, driveshafts and transmissions), sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. We employ approximately 22,600 people, operate in 25 countries and have 90 major facilities around the world.

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

External sales by operating segment for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014		2013		2012
	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Light Vehicle	$2,496	37.7%	$2,549	37.7%	$2,743	38.0%
Commercial Vehicle	1,838	27.8%	1,860	27.5%	1,960	27.1%
Off-Highway	1,231	18.6%	1,330	19.6%	1,509	20.9%
Power Technologies	1,052	15.9%	1,030	15.2%	1,012	14.0%
Total	$6,617		$6,769		$7,224

Refer to Segment Results of Operations in Item 7 and Note 19 to our consolidated financial statements in Item 8 for further financial information about our operating segments.

Our business is diversified across end-markets, products and customers. The following table summarizes the markets, products and largest customers of each of our operating segments.

Segment	Markets	Products	Largest Customers
Light Vehicle	Light vehicle market:	Front axles	Ford Motor Company
	Light trucks (full frame)	Rear axles	Hyundai Mobis
	Sport utility vehicles	Driveshafts	Tata Motors
	Crossover utility vehicles	Differentials	Nissan Motor Company
	Vans	Torque couplings	Toyota Motor Company
	Passenger cars	Modular assemblies	FCA US LLC (Chrysler)
Commercial Vehicle	Medium/heavy vehicle market:	Steer axles	PACCAR
	Medium duty trucks	Drive axles	AB Volvo
	Heavy duty trucks	Driveshafts	Volkswagen AG
	Buses	Tire inflation systems	Ford Motor Company
	Specialty vehicles		Daimler AG
Off-Highway	Off-Highway market:	Front axles	Deere & Company
	Construction	Rear axles	AGCO Corporation
	Earth moving	Driveshafts	Manitou Group
	Agricultural	Transmissions	Oshkosh Corporation
	Mining	Torque converters	CNH Industrial N.V.
	Forestry	Tire inflation systems
	Rail	Electronic controls
Material handling
Power Technologies	Light vehicle market	Gaskets	Ford Motor Company
	Medium/heavy vehicle market	Cover modules	Caterpillar Inc.
	Off-Highway market	Heat shields	Volkswagen AG
		Engine sealing systems	General Motors Company
		Cooling	Cummins Inc.
Heat transfer products

Geographic Operations

We maintain administrative and operational organizations in North America, Europe, South America and Asia Pacific to support the operational requirements of our operating segments, assist with the management of affiliate relations and facilitate financial and statutory reporting and tax compliance on a worldwide basis. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific
Canada	Belgium	South Africa	Argentina	Australia
Mexico	France	Spain	Brazil	China
United States	Germany	Sweden	Colombia	India
	Hungary	Switzerland	Ecuador	Japan
	Italy	United Kingdom		South Korea
	Russia			Taiwan
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

Sales reported by our non-U.S. subsidiaries comprised $3,857 of our 2014 consolidated sales of $6,617. A summary of sales and long-lived assets by geographic region can be found in Note 19 to our consolidated financial statements in Item 8.

Customer Dependence

We are largely dependent on light vehicle, medium- and heavy-duty vehicle and off-highway original equipment manufacturer customers. Ford Motor Company (Ford) was the only individual customer accounting for 10% or more of our consolidated sales in 2014. As a percentage of total sales from operations, our sales to Ford were approximately 18% in 2014 and 18% in 2013 and 17% in 2012 and our sales to PACCAR, our second largest customer, were approximately 9% in 2014 and 8% in both 2013 and 2012. Hyundai Mobis, Tata Motors and Nissan Motor Corporation were our third, fourth and fifth largest customers in 2014. Our 10 largest customers collectively accounted for approximately 55% of our sales in 2014.

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

Seasonality

Our businesses are generally not seasonal. However, in the light vehicle market, our sales are closely related to the production schedules of our OEM customers and those schedules have historically been weakest in the third quarter of the year due to a large number of model year change-overs that occur during this period. Additionally, third-quarter production schedules in Europe are typically impacted by the summer vacation schedules and fourth-quarter production is affected globally by year-end holidays.

Backlog

A substantial amount of the new business we are awarded by OEMs is granted well in advance of a program launch. These awards typically extend through the life of the given program. This backlog of new business does not represent firm orders. We estimate future sales from new business using the projected volume under these programs.

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
ZF Friedrichshafen AG
GKN plc
Kessler + Co.
Meritor, Inc.
YTO Group
Comer Industries
Vertically integrated OEM operations
Power Technologies	ElringKlinger AG
Federal-Mogul Corporation
Freudenberg NOK Group
MAHLE GmbH
Modine Manufacturing Company
Valeo Group
YinLun Co., LTD
Denso Corporation

Intellectual Property

Our proprietary driveline and power technologies product lines have strong identities in the markets we serve. Throughout these product lines, we manufacture and sell our products under a number of patents that have been obtained over a period of years and expire at various times. We consider each of these patents to be of value and aggressively protect our rights throughout the world against infringement. We are involved with many product lines and the loss or expiration of any particular patent would not materially affect our sales and profits.

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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2014, we had eight standalone technical and engineering centers with additional research and development activities carried out at seven additional sites. Our research and development costs were $72 in 2014, $64 in 2013 and $57 in 2012. Total engineering expenses including research and development were $176 in 2014, $165 in 2013 and $161 in 2012.

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

Employment

The following table summarizes our employment by operating segment.

Segment	Employees
Light Vehicle	8,900
Commercial Vehicle	5,200
Off-Highway	2,700
Power Technologies	4,700
Technical and administrative	1,100
Total	22,600

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2014.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended (Exchange Act) are available, free of charge, on or through our Internet website at http://www.dana.com/investors as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We also post our Corporate Governance Guidelines, Standards of Business Conduct for Members of the Board of Directors, Board Committee membership lists and charters, Standards of Business Conduct and other corporate governance materials on our Internet website. Copies of these posted materials are also available in print, free of charge, to any stockholder upon request from: Dana Holding Corporation, Investor Relations, P.O. Box 1000, Maumee, Ohio 43537, or via telephone in the U.S. at 800-537-8823 or e-mail at InvestorRelations@dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

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

We expect an overall modest sales increase in 2015 from global market conditions. We expect the North America economic climate will continue to be strong, contributing to stable or modest improvements in the markets we serve. Although the rate of growth in the Asia Pacific region has slowed, we expect overall economic improvement in that region in 2015. The economy in Europe is expected to improve modestly, while the South America countries where we do business are expected to remain relatively weak in 2015. Adverse developments in the economic conditions of these markets could reduce demand for new vehicles, causing our customers to reduce their vehicle production and, as a result, demand for our products would be adversely affected.

Adverse global economic conditions could also cause our customers and suppliers to experience severe economic constraints in the future, including bankruptcy, which could have a material adverse impact on our financial position and results of operations.

We could be adversely impacted by the loss of any of our significant customers, changes in their requirements for our products or changes in their financial condition.

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 55% of our overall sales in 2014. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

The loss of any of these customers, the loss of business with respect to one or more of their vehicle models on which we have high component content, or a significant decline in the production levels of such vehicles would negatively impact our business, results of operations and financial condition. Pricing pressure from our customers also poses certain risks. Inability on our part to offset pricing concessions with cost reductions would adversely affect our profitability. We are continually bidding on new business with these customers, as well as seeking to diversify our customer base, but there is no assurance that our efforts will be successful. Further, to the extent that the financial condition of our largest customers deteriorates, including possible bankruptcies, mergers or liquidations, or their sales otherwise decline, our financial position and results of operations could be adversely affected.

We may be adversely impacted by changes in international legislative and political conditions.

We operate in 25 countries around the world and we depend on significant foreign suppliers and customers. Further, we have several growth initiatives that are targeting emerging markets like China and India. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. Through January 23, 2015, we operated in Venezuela where government exchange controls and policies placed restrictions on our ability to operate effectively and repatriate funds. Our risk associated with operating in this country was significantly reduced with the divestiture of our operations in Venezuela on January 23, 2015. However, we expect to continue exporting product to Venezuela, and our ability to do so effectively could be adversely impacted by Venezuela government policies. We operate in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At December 31, 2014, our net asset exposure related to Argentina was approximately $30, including $12 of net fixed assets.

We may be adversely impacted by the strength of the U.S. dollar relative to the currencies in the other countries in which we do business.

Approximately 58% of our sales in 2014 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. Strengthening of the U.S. dollar against the euro and currencies of other countries in which we have operations could adversely affect our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

We may be adversely impacted by new laws, regulations or policies of governmental organizations related to increased fuel economy standards and reduced greenhouse gas emissions, or changes in existing ones.

The markets and customers we serve are subject to a substantial amount of government regulation, which often differs by state, region and country. Government regulations, and proposals for additional regulation, are advanced primarily out of concern for the environment (including concerns about the possibility of global climate change and its impact) and energy independence. We anticipate that the number and extent of these regulations, and the costs to comply with them, will increase significantly in the future.

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

We continue to work with our customers to recover a portion of our material cost increases. While we have been successful in the past recovering a significant portion of such cost increases, there is no assurance that increases in commodity costs will not adversely impact our profitability in the future.

We could be adversely affected if we experience shortages of components from our suppliers or if disruptions in the supply chain lead to parts shortages for our customers.

A substantial portion of our annual cost of sales is driven by the purchase of goods and services. To manage and minimize these costs, we have been consolidating our supplier base. As a result, we are dependent on single sources of supply for some components of our products. We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs.

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

During 2013, we advised one of our largest suppliers that we did not intend to extend our existing contractual relationship beyond the contract expiration date of December 31, 2014. As a consequence, we established relationships with alternative suppliers and worked to achieve an orderly transition. There is a risk that our operating results and customer relationships could be adversely impacted if the transition to new suppliers is not completed effectively. In 2014, the financial condition of a major supplier to our South America operations led to them pursing legal reorganization. Our operating results and customer relationships could be adversely impacted depending on the outcome of the legal reorganization.

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

Several of our joint ventures operate pursuant to established agreements and, as such, we do not unilaterally control the joint venture. There is a risk that the partners’ objectives for the joint venture may not be aligned, leading to potential differences over management of the joint venture that could adversely impact its financial performance and consequent contribution to our earnings. Additionally, inability on the part of our partners to satisfy their contractual obligations under the agreements could adversely impact our results of operations and financial position.

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

There is also no assurance that the costs of complying with current laws and regulations, or those that may be adopted in the future, that relate to health, safety and product liability matters will not adversely impact us. There is also a risk of warranty and product liability claims, as well as product recalls, if our products fail to perform to specifications or cause property damage, injury or death, including a risk that asbestos-related product liability claims could result in increased liabilities. (See Notes 15 and 16 to our consolidated financial statements in Item 8 for additional information on warranties and product liabilities.)

A failure of our information technology infrastructure could adversely impact our business and operations.

We recognize the increasing volume of cyber attacks and employ commercially practical efforts to provide reasonable assurance that the risks of such attacks are appropriately mitigated. Each year, we evaluate the threat profile of our industry to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of terror, acts of government, natural disasters, civil unrest and denial of service attacks which may lead to the theft of our intellectual property, trade secrets or business disruption. To the extent that any disruption or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, lead to claims against the company and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We participate in certain multiemployer pension plans which are not fully funded.

We contribute to certain multiemployer defined benefit pension plans for our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2014. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 11 to our consolidated financial statements in Item 8 for additional information on multiemployer pension plans.)

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

Net operating loss carryforwards (NOLs) approximating $1,235 were available at December 31, 2014 to reduce future U.S. income tax liabilities. Our ability to utilize these NOLs may be limited as a result of certain change of control provisions of the U.S. Internal Revenue Code of 1986, as amended (Code). Of this amount, NOLs of approximately $677 are treated as losses incurred before the change of control upon emergence from Chapter 11 and are limited to annual utilization of $84. The balance of our NOLs, treated as incurred subsequent to the change in control, is not subject to limitation as of December 31, 2014. However, there can be no assurance that trading in our shares will not effect another change in control under the Code, which would further limit our ability to utilize our available NOLs. Such limitations may cause us to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to limitation.

Risk Factors Related to our Securities

Provisions in our Restated Certificate of Incorporation and Bylaws may discourage a takeover attempt.

Certain provisions of our Restated Certificate of Incorporation and Bylaws, as well as the General Corporation Law of the State of Delaware, may have the effect of delaying, deferring or preventing a change in control of Dana. Such provisions, including those governing the nomination of directors, limiting who may call special stockholders’ meetings and eliminating stockholder action by written consent, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest.

Item 1B. Unresolved Staff Comments

-None-

Item 2. Properties

Type of Facility	North America	Europe	South America	Asia Pacific	Total
Light Vehicle
Manufacturing/Distribution	13	3	5	8	29
Commercial Vehicle
Manufacturing/Distribution	8	4	3	4	19
Off-Highway
Manufacturing/Distribution	2	8		2	12
Power Technologies
Manufacturing/Distribution	12	4		2	18
Technical and Engineering Centers	3				3
Corporate and other
Administrative Offices	3			1	4
Technical and Engineering Centers - Multiple Segments	2			3	5
	43	19	8	20	90

We operate in 25 countries and have 90 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices. In addition to the eight standalone technical and engineering centers in the table above, we have seven technical and engineering centers housed within manufacturing sites. We lease 33 of these manufacturing and distribution operations and a portion of four others and own the remainder of our facilities. We believe that all of our property and equipment is properly maintained.

Our corporate headquarters facilities are located in Maumee, Ohio. This facility and other facilities in the greater Detroit, Michigan and Toledo, Ohio areas house functions that have global or North American regional responsibility for finance and accounting, treasury, risk management, legal, human resources, procurement and supply chain management, communications and information technology.

Item 3. Legal Proceedings

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Note 3 and Note 15 to our consolidated financial statements in Item 8.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information — Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "DAN." The following table shows the high and low prices of our common stock as reported by the NYSE for each of our fiscal quarters during 2014 and 2013.

	2014		2013
	High	Low	High	Low
Fourth quarter	$22.36	$16.81	$23.46	$18.32
Third quarter	24.82	18.93	23.17	19.42
Second quarter	24.48	20.60	19.76	15.51
First quarter	23.28	18.06	18.24	15.17

Holders of common stock — Based on reports by our transfer agent, there were approximately 3,889 registered holders of our common stock on February 6, 2015.

Stockholder return — The following graph shows the cumulative total shareholder return for our common stock since December 31, 2009. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on December 31, 2009. Each of the returns shown assumes that all dividends paid were reinvested.

Performance chart
Index

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Dana Holding Corporation	$100.00	$157.33	$111.79	$144.73	$182.62	$203.50
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones US Auto Parts	100.00	158.18	139.53	156.14	243.66	269.56

Dividends — We declared and paid four quarterly common stock dividends of five cents per share in both 2014 and 2013.

Issuer's purchases of equity securities — On July 30, 2014, our Board of Directors approved an expansion of our existing share repurchase program from $1,000 to $1,400. The share repurchase program expires on December 31, 2015. We will repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we used cash of $79 to repurchase shares of our common stock during the fourth quarter of 2014.

The following table shows repurchases of our common stock for each calendar month in the quarter ended December 31, 2014.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October	Common	1,500,646	$18.70	1,500,646	$362
November	Common	671,731	$20.71	671,731	$348
December	Common	1,747,872	$21.10	1,747,872	$311

Annual meeting — We will hold an annual meeting of stockholders on April 30, 2015.

Item 6. Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Results
Net sales	$6,617	$6,769	$7,224	$7,544	$5,921
Income from continuing operations before income taxes	260	368	364	306	55
Income from continuing operations	343	261	315	240	36
Loss from discontinued operations	(15)	(1)	—	(8)	(21)
Net income	328	260	315	232	15

Net income attributable to the parent company	$319	$244	$300	$219	$4
Preferred stock dividend requirements	7	25	31	31	32
Preferred stock redemption premium	—	232	—	—	—
Net income (loss) available to common stockholders	$312	$(13)	$269	$188	$(28)

Net income (loss) per share available to common stockholders
Basic
Income (loss) from continuing operations	$2.07	$(0.08)	$1.82	$1.34	$(0.05)
Loss from discontinued operations	(0.10)	(0.01)	—	(0.06)	(0.15)
Net income (loss)	1.97	(0.09)	1.82	1.28	(0.20)
Diluted
Income (loss) from continuing operations	$1.93	$(0.08)	$1.40	$1.05	$(0.05)
Loss from discontinued operations	(0.09)	(0.01)	—	(0.03)	(0.15)
Net income (loss)	1.84	(0.09)	1.40	1.02	(0.20)

Depreciation and amortization of intangibles	$213	$262	$277	$307	$314
Net cash provided by operating activities	510	577	339	370	287
Purchases of property, plant and equipment	234	209	164	196	120

Financial Position
Cash and cash equivalents and marketable securities	$1,290	$1,366	$1,119	$987	$1,144
Total assets	4,930	5,129	5,144	5,277	5,101
Long-term debt	1,613	1,567	803	831	780
Total debt	1,678	1,624	904	902	947
Preferred stock	—	372	753	753	762
Common stock and additional paid-in capital	2,642	2,842	2,670	2,644	2,614
Treasury stock	(33)	(366)	(25)	(9)	(4)
Total parent company stockholders' equity	1,080	1,309	1,836	1,730	1,680
Book value per share	$6.83	$8.94	$12.41	$11.81	$11.94

Common Share Information
Dividends declared per common share	$0.20	$0.20	$0.20	$—	$—
Weighted-average common shares outstanding
Basic	158.0	146.4	148.0	146.6	140.8
Diluted	173.5	146.4	214.7	215.3	140.8
Market prices
High	$24.82	$23.46	$16.76	$19.35	$17.99
Low	16.81	15.17	11.13	9.45	8.95

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth global operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2014, 47% of our sales came from North American operations and 53% from operations throughout the rest of the world. Our sales by operating segment were Light Vehicle – 38%, Commercial Vehicle – 27%, Off-Highway – 19% and Power Technologies – 16%.

Operational and Strategic Initiatives

In recent years, we have significantly improved our overall financial prospects — improving the overall profitability of our business, simplifying our capital structure, maintaining strong cash flows and addressing structural costs. We have also strengthened our leadership team and streamlined our operating segments to focus on our core competencies of driveline technologies, sealing systems and thermal management. As a result, we believe that we are well-positioned to place increasing focus on profitable growth and shareholder returns.

Shareholder returns and capital structure actions — Our strong financial position enabled us to provide returns to our common shareholders in the form of cash dividends and the reduction in the number of common share equivalents outstanding.  We declared and paid four quarterly common stock dividends of five cents per share in each of the past three years.  During 2013, we redeemed our Series A preferred stock, the equivalent of 21 million common shares on an as converted basis, for $474. In 2014, we exercised our option to convert all remaining outstanding preferred shares to common shares. In 2014, our Board of Directors approved the expansion of our existing share repurchase program from $1,000 to $1,400 and, through December 31, 2014, we had repurchased 30 million common shares for $614.

In December 2014 and the first quarter of 2015, we completed a tender offer for our senior notes maturing in 2019, replacing them with senior notes having lower interest rates maturing in 2024. Additionally, we completed a voluntary program offered to deferred vested salaried participants in our U.S. pension plans. With this program, we reduced plan benefit obligations by $171 with lump sum payments of $133 from plan assets.

Technology leadership — With a clear focus on market based value drivers, global mega trends and customer sustainability objectives and requirements, we are driving innovation to create differentiated value for our customers, moving from a “product push” to a “market pull” product pipeline. We are committed to making investments and diversifying our product offerings to strengthen our competitive position in our core driveline, sealing and thermal technologies businesses, creating value for our customers through improved fuel efficiency, emission control, electric and hybrid electric solutions, durability and cost of ownership, software integration and systems solutions. Our September 2012 strategic alliance with Fallbrook Technologies Inc. (Fallbrook) provides us the opportunity to leverage leading edge continuously variable planetary (CVP) technology into the development of advanced drivetrain and transmission solutions for customers in our end markets. In 2014, we opened a new technology center in Cedar Park, Texas to support our CVP technology development initiatives.

Additional engineering and operational investment is being channeled into reinvigorating our product portfolio and capitalizing on technology advancement opportunities. Combined engineering centers of our Light Vehicle and Commercial Vehicle segments allow us the opportunity to better share technologies among these businesses. New engineering facilities in India and China were opened in the past few years and are now on line, more than doubling our engineering presence in the Asia Pacific region with state-of-the-art development and test capabilities that globally support each of our businesses.

Geographic expansion — While growth opportunities are present in each region of the world, we have a primary focus on building our presence and local capability in the Asia Pacific region, especially India and China. In addition to new engineering facilities in India and China, new gear manufacturing facilities were established in India and Thailand in recent years. We completed two transactions in 2011 – increasing the ownership interest in our China-based joint venture with Dongfeng Motor Co., Ltd. (Dongfeng) to 50% and acquiring the axle drive head and final assembly business from our Axles India Limited (AIL)

joint venture – which significantly increased our commercial vehicle driveline presence in the region. We have expanded our China off-highway activities and we believe there is considerable opportunity for growth in this market. In South America, a strategic agreement with SIFCO S.A. (SIFCO), entered in February 2011, made us the leading full driveline supplier in the South American commercial vehicle market.

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses – targeting increased future aftermarket sales.

Selective acquisitions — Our current acquisition focus is to identify “bolt-on” acquisition opportunities that have a strategic fit with our existing businesses, particularly opportunities that support our growth initiatives and enhance the value proposition of our customer product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities – with a disciplined financial approach designed to ensure profitable growth.

Cost management — Although we have taken significant strides to improve our profitability and margins, particularly through streamlining and rationalizing our manufacturing activities and administrative support processes, we believe additional opportunities remain to further improve our financial performance. We have ramped up our material cost efforts to ensure that we are rationalizing our supply base and obtaining appropriate competitive pricing. We have embarked on information technology initiatives to reduce and streamline systems and supporting costs. With a continued emphasis on process improvements and productivity throughout the organization, we expect cost reductions to continue contributing to future margin improvement.

Acquisitions

Fallbrook — In September 2012, we entered into a strategic alliance with Fallbrook. In connection with this transaction, we obtained an exclusive license to Fallbrook's CVP technology, allowing Dana to engineer, produce and sell driveline products using this technology for passenger and certain off-highway vehicles in the end markets that Dana serves. As part of this alliance, Fallbrook is providing Dana with development and other support through an engineering services agreement and several Fallbrook engineers have been hired by Dana. Under the exclusive license agreement, Dana paid Fallbrook $20 for the markets licensed to Dana.

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

Divestiture of Structural Products Business — In 2010, we completed the sale of substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). We had received cash proceeds of $134 by the end of 2011, excluding amounts related to working capital adjustments and tooling. An additional $10 remained as a receivable and was supported by funds held in escrow. Those funds were to be released to Dana by June 2012; however, the buyer presented claims to the escrow agent seeking indemnification from Dana. The escrow agent was precluded from releasing the funds held in escrow until Dana and the buyer resolved the issues underlying the claims. The parties reached a final agreement on the remaining issues in May 2014, resulting in the receipt of $9 from the escrow agent and a charge of $1 to other expense within discontinued operations. The Structural Products business that we retained generated sales of $34 in 2012 through the August cessation date. Prior to the third quarter of 2012, Structural Products was reported as an operating segment of continuing operations. With the cessation of operations in the third quarter of 2012, the activities relating to the Structural Products operation are now reported as discontinued operations.

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

Trends in Our Markets

Global Vehicle Production

				Actual
(Units in thousands)	Dana 2015 Outlook			2014	2013	2012
North America
Light Truck (Full Frame)	3,750	to	3,850	3,820	3,632	3,464
Light Vehicle Engines	15,100	to	15,500	14,972	14,233	13,805
Medium Truck (Classes 5-7)	205	to	225	219	201	188
Heavy Truck (Class 8)	300	to	320	298	245	279
Agricultural Equipment	60	to	65	64	75	75
Construction/Mining Equipment	155	to	165	158	157	163
Europe (including Eastern Europe)
Light Truck	7,600	to	7,900	7,736	7,276	6,905
Light Vehicle Engines	21,500	to	22,500	21,524	20,836	20,426
Medium/Heavy Truck	400	to	420	400	400	400
Agricultural Equipment	205	to	215	220	244	255
Construction/Mining Equipment	300	to	310	301	298	322
South America
Light Truck	1,150	to	1,250	1,146	1,302	1,219
Light Vehicle Engines	3,100	to	3,300	3,190	3,775	3,644
Medium/Heavy Truck	150	to	160	160	218	172
Agricultural Equipment	40	to	45	43	54	48
Construction/Mining Equipment	15	to	20	17	20	19
Asia-Pacific
Light Truck	22,300	to	23,300	22,187	20,515	18,672
Light Vehicle Engines	48,000	to	49,000	46,426	45,213	42,857
Medium/Heavy Truck	1,500	to	1,600	1,555	1,522	1,492
Agricultural Equipment	710	to	725	710	788	750
Construction/Mining Equipment	500	to	525	509	555	614

North America

Light vehicle markets — Improving economic conditions during the past three years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles, greater availability of credit, stronger consumer confidence and other factors have combined to stimulate new vehicle sales. Light vehicle sales in 2014 increased about 6% from 2013, with sales that year being up 7% from 2012. Many of our programs are focused in the full frame light truck segment. Sales in this segment were especially strong the past two years, being up about 8% in each of 2014 and 2013. Light vehicle production levels were reflective of the stronger vehicle sales. Production of approximately 17 million light vehicles in 2014 was 5% higher than in 2013, matching the 5% higher production in 2013 over 2012. Light vehicle engine production was similarly higher, up 5% in 2014 and 3% in 2013. In the key full frame light truck segment, production levels increased about 5% in both 2014 and 2013. Days’ supply of total light vehicles in the U.S. at the end of December 2014 was around 61 days, down slightly from 64 days at the end of 2013 and up slightly from 58 days at the end of 2012. In the full frame light truck segment, an inventory level of 63 days at the end of 2014, compares favorably with 67 days at the end of 2013 and 65 days at the end of 2012.

Looking ahead to 2015, we expect the North American markets will continue to be relatively strong. Reduced unemployment levels and continued high consumer confidence are expected to provide a favorable economic climate, with low fuel prices at the outset of 2015 also providing an additional stimulus. Our current outlook for 2015 light vehicle engine production is 15.1 to 15.5 million units, a 1 to 4% increase over 2014, with full frame light truck production expected to be about the same as in 2014.

Medium/heavy vehicle markets — As with the light vehicle market, the commercial vehicle segment benefited from an improving North America economy, leading to increased medium duty Classes 5-7 truck production the past three years. After increasing 7% in 2013, medium duty production increased another 9% in 2014. In the Class 8 segment, after increasing 9% in

2012, production of about 245,000 units in 2013 declined 12%. Class 8 order levels were rather sluggish during the second half of 2013 as truck buyers were cautious about the overall strength of the economy and opted to hold off on replacing existing vehicles. As confidence in a sustained stronger economy developed during the latter part of 2013 and into 2014, Class 8 order levels began increasing, with 2014 production coming in around 298,000 units – an increase of about 22% over 2013.

Similar to the light vehicle market, we expect a continued strong economic climate to persist in North America throughout 2015 resulting in relatively stable year-over-year medium and heavy duty commercial vehicle production. At present, we expect Class 8 production in the region to increase by 1 to 7% and medium duty production to range from a decline of 6% to an increase of 3%.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past two years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 3% in 2014 after increasing 2% in 2013 and light truck production being higher by 6% in 2014 after being up about 5% in 2013. We expect the current economic stability to persist in 2015 with light vehicle engine production being flat to up 5% and light truck unit build being relatively flat with 2014. The economic climate in most South America markets the past three years has been volatile and challenging. The markets rebounded some in 2013 from a relatively weak 2012, with light truck production increasing about 7% and light engine build being 4% higher. Throughout 2014, however, the economies in South America have been quite weak. As a result, light truck production was down 12% from 2013 and light vehicle engine build was 16% lower – essentially giving back the 2013 gains. Our current production outlook has light truck production in 2015 flat to up 9%, with engine build being in the range of down 3% to up 3%. However, given the uncertainty and challenge in this region, at present, we believe lower end of the range outcomes are more likely than upper end. The Asia Pacific markets have been relatively strong the past few years, principally fueled by growth in China. Light truck production was 8% stronger in 2014 after being up about 10 to 13% in each of the two preceding years. Light vehicle engine production increased 3% in 2014 from 2013, with the two preceding years having also experienced increases – up more than 5% in both 2013 and 2012. We expect to see continued growth in 2015, with year-over-year light truck production being up 1 to 5% and light vehicle engine production being higher by about 3 to 6%.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. Whereas some modest improvement was reflected in light vehicle production levels in 2013 and 2014, the medium/heavy truck markets continued at comparable levels. We expect that it will take additional time before the improving Europe market conditions impact this sector. As such, we expect relatively comparable to 5% higher year-over-year medium/heavy truck production levels there in 2015. South America medium/heavy truck production levels were down more than 20% in 2012 due largely to overall economic weakness in the region and a pull-back in purchases caused by engine emissions changes in Brazil. With the pent up demand from the Brazil emissions changes stimulating 2013 truck purchases, South America production in 2013 rebounded and was up about 27% from 2012. The weak economic climate in 2014 in the region, however, led to medium/heavy truck production declining more than 25% in 2014. Our outlook for South America for 2015 anticipates persistent economic weakness in the region, with medium/heavy truck production likely to be slightly lower to flat compared to the previous year. Asia Pacific medium/heavy truck production levels in 2012 and early 2013 were still restrained from the effects of natural disasters that significantly impacted the region in 2011, along with a sluggish 2012 commercial vehicle market in China. Production has strengthened some the past two years, being up about 2% in each of 2013 and 2014. We expect stable economic conditions in this region in 2015, with medium/heavy truck production being down 4% to up 3% compared with 2014.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with more than 75% of its sales coming from Europe and about 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments. After experiencing increased global demand in 2011 and 2012, these markets have weakened in 2013 and 2014. Global demand in the agriculture market was up about 3% in 2013, but down 11% in 2014. The construction/mining segment weakened in both 2013 and 2014, with 2013 demand down about 8% from 2012 and 2014 demand down 4% from 2013. Both markets are expected to remain weak in 2015, with demand levels comparable to those in 2014.

Operations in Venezuela

The current operating, political and economic environment in Venezuela is very challenging. Foreign exchange controls are restricting the ability of companies operating in the country to import required parts and material and satisfy their U.S. dollar obligations. Our production activities were curtailed for most of 2014 as our major original equipment customers suspended production and only recently began bringing some production back on line in this year's third quarter. Our sales in Venezuela during 2014 approximated $110 as compared to $170 in 2013.

As more fully described in Note 1 to our consolidated financial statements in Item 8, developments within the parallel Complementary System of Foreign Currency Administration (SICAD) and SICAD 2 foreign exchange markets and uncertainty surrounding future use of the official exchange rate to transact business resulted in our decision to begin using the SICAD rate rather than the official exchange rate at March 31, 2014 to translate the financial statements of our subsidiaries in Venezuela into U.S. dollars. Prior to March 31, 2014, we had used the official exchange rate of 6.3 bolivars per U.S. dollar. Use of the 10.7 bolivars per U.S. dollar SICAD rate for translation at March 31, 2014 resulted in a charge of $17 that was recognized in first quarter 2014 other income, net. Since March 31, 2014, the SICAD rate has increased to 12.0 bolivars per U.S. dollar at December 31, 2014, resulting in additional translation losses of $3. In this year's third quarter, the Venezuela government granted authorization to companies in the automotive and automotive parts industry to access the SICAD market to purchase U.S. dollars. Accordingly, we began accessing the SICAD market in the third quarter to obtain U.S. dollars which were used to purchase materials supporting limited resumption of production.

During 2014, the National Center of Foreign Commerce (CENCOEX) approved $20 of our submitted requests to satisfy U.S. dollar-denominated obligations with bolivars at the official exchange rate of 6.3. We recognized foreign exchange gains of $8 in other income, net on these transactions as such bolivars had been valued at the higher SICAD rate. The proceeds from these currency exchanges were used to reduce U.S. dollar-denominated liabilities of our operations in Venezuela.

Subsequent to March 31, 2014, to satisfy applicable Venezuela import/export and foreign exchange requirements, our operations in Venezuela collected U.S. dollar-denominated intercompany receivables and exchanged the proceeds thereon, net of expenses, for bolivars in the SICAD 2 market at an average rate of 49.9 bolivars per U.S. dollar. Upon translation of the bolivars at the SICAD rate, we recognized currency transaction gains of $15 in other income, net. In addition, our operations in Venezuela purchased U.S. dollars in the SICAD 2 market to settle certain obligations and recognized currency transaction losses of $1 in other income, net.

In December 2014, we entered into an agreement to divest our operations in Venezuela (the disposal group) for no consideration to an unaffiliated company. We completed the divestiture in January 2015. In connection with the divestiture, we entered into a supply and technology agreement whereby Dana will supply product and technology to the operations at competitive market prices. Dana has no obligations to otherwise provide support to the operations. The disposal group was classified as held for sale at December 31, 2014, and we recognized a net charge of $77 – an $80 loss to adjust the carrying value of the net assets to fair value less cost to sell, with a reduction of $3 for the noncontrolling interest share of the loss. These assets and liabilities are presented as held for sale on our balance sheet as of December 31, 2014. See Note 2 to our consolidated financial statements in Item 8 for additional information. With the completion of the sale in January 2015, Dana has no remaining investment in Venezuela.

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

Higher commodity prices increased our costs by approximately $35 in 2014, $20 in 2013 and $50 in 2012, while material recovery and other pricing actions increased sales by about $65 in 2014, $30 in 2013 and $110 in 2012.

Sales, Earnings and Cash Flow Outlook

	2015 Outlook	2014	2013	2012
Sales	$6,400 - $6,500	$6,617	$6,769	$7,224
Adjusted EBITDA	$740 - $760	$746	$745	$781
Free Cash Flow	$190 - $220	$276	$368	$175

Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. See the Non-GAAP Financial Measures discussion below for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.

During the past three years, we experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. Considering our end markets and regional economies, on balance, the effect of market volumes on our sales has been relatively stable. Weaker international currencies relative to the U.S. dollar during the past three years were the most significant factor reducing our reported sales, while scheduled light vehicle program roll-offs in 2012 also contributed to the decrease. For 2015, our sales will be reduced in part by the divestiture of our operations in Venezuela in January 2015. We also expect additional weakening of international currencies to adversely impact our sales. A slight increase from higher market volumes across our businesses and a larger contribution from new business programs launching in 2015 are expected to partially offset the Venezuela divestiture impact and currency headwind.

Throughout the past three years, we placed significant focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs were competitively priced. In combination with an improved and relatively stable global economic environment, these efforts were the primary drivers of our improved Adjusted EBITDA margin as a percent of sales. With a continued focus on cost and new business coming on at competitive rates, we expect to see continued margin improvement in 2015. Further margin improvement following 2015 is anticipated as we benefit from expected increases in market volumes.

Free cash flow generation has been strong the past three years as we benefited from strong earnings and closely managed working capital and capital spend requirements. Free cash flow in 2012 included a $150 voluntary contribution to our U.S. pension plans, while 2013 free cash flow benefited, in part, from reduced inventory levels and the receipt of $28 of interest relating to a callable payment-in-kind note receivable. With the sale of this note in 2014, free cash flow benefited from the additional receipt of $40 of interest. Lower pension contributions, restructuring payments and cash taxes also benefited free cash flow in 2014, while increased new program launches resulted in higher capital spending. With our lower sales outlook for 2015 and additional capital spending on program launches, we expect free cash in 2015 to be in the range of $190 to $220. With the second half of 2015 expected to be stronger than 2014, we expect higher sales will require some increase in working capital. The increased level of program launches in 2015 is expected to drive overall capital spend of $300 to $320, which is up about $65 to $85 from 2014. Net interest will consume cash of around $90, while cash taxes of about $95 and restructuring expenditures of about $20 will be down from 2014 levels. Pension contributions are expected to again be relatively low at around $15 as we do not expect to make additional contributions to our U.S. plans in 2015 based on their present funding levels.

Among our Operational and Strategic Initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. This, more than anything, is what will position us for profitable future growth. Our success on this front is measured, in part, by our sales backlog which is net new business that we have received that will be launching in the future and adding to our base annual sales. At December 31, 2014, our sales backlog of net new business for the 2015 through 2017 period was $730. This current backlog compares to a three-year sales backlog at the end of 2013 that approximated $560 – an increase of 30%. The higher returns associated with this new business are expected to help drive increased future Adjusted EBITDA margins.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2014 versus 2013)

	2014		2013
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$6,617		$6,769		$(152)
Cost of sales	5,672	85.7%	5,849	86.4%	(177)
Gross margin	945	14.3%	920	13.6%	25
Selling, general and administrative expenses	411	6.2%	410	6.1%	1
Amortization of intangibles	42		74		(32)
Restructuring charges, net	21		24		(3)
Loss on disposal group held for sale	(80)				(80)
Pension settlement charges	(42)				(42)
Loss on extinguishment of debt	(19)				(19)
Other income, net	48		55		(7)
Income from continuing operations before interest expense and income taxes	378		467		(89)
Interest expense	118		99		19
Income from continuing operations before income taxes	260		368		(108)
Income tax expense (benefit)	(70)		119		(189)
Equity in earnings of affiliates	13		12		1
Income from continuing operations	343		261		82
Loss from discontinued operations	(15)		(1)		(14)
Net income	328		260		68
Less: Noncontrolling interests net income	9		16		(7)
Net income attributable to the parent company	$319		$244		$75

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
	2014	2013	Increase/ (Decrease)	Currency Effects	Organic Change
North America	$3,126	$2,958	$168	$(15)	$183
Europe	1,978	1,994	(16)	3	(19)
South America	771	983	(212)	(170)	(42)
Asia Pacific	742	834	(92)	(31)	(61)
Total	$6,617	$6,769	$(152)	$(213)	$61

Sales for 2014 declined $152 or 2% from 2013, with the primary driver being weaker international currencies. After adjusting to exclude currency effects, sales increased $61. Sales benefited by $65 from cost recovery pricing, while overall market volume and mix reduced sales by $4. Stronger sales volume in North America and Europe was more than offset by weaker demand in our global Off-Highway business and the South America medium/heavy truck market.

The 2014 sales increase of 6% in North America was driven primarily by stronger production levels in the light vehicle and medium/heavy vehicle markets. Light vehicle engine builds and full frame light truck production were up about 5% and combined medium/heavy truck production was higher by about 16%. Partially offsetting these stronger volumes was lower demand in the off-highway markets.

Our sales in Europe in 2014 were generally flat with 2013, with currency movements having a nominal impact. Our Off-Highway segment has a significant European presence. The weaker demand in the markets served by this segment contributed to reduced sales of around $60. Largely offsetting the weaker off-highway demand were stronger production levels in the light vehicle market where light engine build was up 3% and light truck production was higher by about 6%. Our sales in Europe in 2014 also benefited from new Light Vehicle programs coming on line during the year.

South America sales in 2014 were significantly reduced by currency effects from a weaker Brazilian real and Argentine peso along with devaluation of the Venezuelan bolivar. Adjusted for currency effects, 2014 sales in South America were down $42 or about 4%. Production levels were down in our light and commercial vehicle end markets – light truck production off 12%, light vehicle engine build down about 16% and medium/heavy truck production lower by more than 25%. Partially offsetting the effects of lower demand levels was cost recovery pricing for material and other cost inflation.

Asia Pacific sales were 11% lower than in 2013. Adverse currency effects resulted principally from a weakening of the Indian rupee, Thai baht, Australian dollar and Japanese yen. The organic sales reduction of 7% is primarily due to comparatively weaker economic environments in India and Thailand, along with reduced demand on a scheduled light vehicle program roll-off in Australia.

Cost of sales and gross margin — Cost of sales for 2014 was 3% lower than in 2013, with cost of sales as a percent of sales of 85.7% lower than the 86.4% realized in 2013. The reduction in cost is consistent with the decline in sales, due principally to weaker international currencies and slightly lower overall net sales volume. Cost of sales in 2014 was increased by higher material commodity costs of about $35, higher warranty expense of $14 and inflationary increases on other costs, principally in our South America and South Africa markets. More than offsetting these increases were the effects of continued supplier rationalization and engineering design actions, which contributed to material cost reductions of approximately $66, and reduced depreciation and amortization expense of $20.

Gross margin in 2014 of $945, which excludes pension settlement charges, increased $25 from 2013, representing 14.3% of sales – 70 basis points higher than last year's gross margin percentage of 13.6%. The gross margin improvement was attributable to the reduced cost of sales as a percent of sales discussed in the preceding paragraph.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2014 were $411 (6.2% of sales) as compared to $410 (6.1% of sales) in 2013. Salary and benefits expense in 2014 was approximately $7 less than in 2013, nearly offsetting an increase of $8 in selling expense and other discretionary spending.

Restructuring charges — Restructuring charges of $21 in 2014 primarily represent the impact of headcount reduction initiatives in our Commercial Vehicle and Light Vehicle businesses in South America and Europe, including the closure of our Commercial Vehicle foundry in Argentina and other severance and exit costs associated with previously announced initiatives. Restructuring charges of $24 in 2013 include the impact of headcount reduction initiatives, primarily in our Light Vehicle and Commercial Vehicle businesses in Argentina and Australia as well as in our Off-Highway business in Europe. Restructuring charges in 2013 also include severance and exit costs associated with previously announced initiatives, offset in part by a $10 reversal of previously accrued obligations. New customer programs and other developments in our Light Vehicle and Power Technologies businesses in North America and a decision by our Off-Highway business in Europe to in-source the manufacturing of certain parts were the primary factors leading to the reversal of previously accrued severance obligations.

Loss on disposal group held for sale — During the fourth quarter of 2014, we entered into an agreement to sell our operations in Venezuela. We completed the sale in January 2015. The divested business was determined to be held for sale at December 31, 2014, resulting in the recognition of a loss of $80 to reduce the assets and liabilities of this business to their fair value less cost to sell. Reference is made to Operations in Venezuela in this Item 7 and to Note 2 of the consolidated financial statements in Item 8 for additional disclosures regarding this transaction.

Pension settlement charges — We completed two actions in the fourth quarter of 2014 that reduced our pension plan obligations. Lump sum payments to deferred vested salaried participants in our U.S. pension plans under a voluntary program resulted in a settlement charge of $36, while completion of a wind-up of certain Canadian pension plans resulted in a charge of $6. See Note 11 of the consolidated financial statements in Item 8 for additional discussion of these two actions.

Loss on extinguishment of debt — In connection with a refinancing of long-term debt obligations in the fourth quarter of 2014, we recognized expense for the call premium incurred and the write-off of the unamortized financing costs associated with the extinguished obligations. See Note 13 of the consolidated financial statements in Item 8 for additional disclosure surrounding this debt refinancing.

Other income, net — The following table shows the major components of other income, net.

	2014	2013
Interest income	$15	$25
Government grants and incentives	4	3
Foreign exchange gain (loss)	11	(5)
Strategic transaction expenses	(3)	(4)
Write-off of deferred financing costs		(4)
Gain on sale of marketable securities		9
Recognition of unrealized gain on payment-in-kind note receivable	2	5
Insurance and other recoveries	2	13
Other	17	13
Other income, net	$48	$55

The change in interest income in 2014 includes a reduction of $11 attributable to a payment-in-kind note receivable being partially prepaid in 2013 and subsequently sold in January 2014. Additionally, interest income in 2013 included $3 from a favorable legal ruling related to recovery of gross receipts taxes paid in Brazil in earlier periods. Net foreign exchange gain in 2014 resulted in large part from favorable currency movement on an intercompany loan that was fully paid in the first half of 2014. As described in Note 1 of the consolidated financial statements in Item 8, devaluation of the Venezuelan bolivar was recognized through use of the SICAD rate for translating the bolivar-denominated activities of our operations in Venezuela. Devaluation charges of $20 in 2014 were more than offset by gains of $22 from subsequent settlement of dollar-denominated obligations at the more favorable official exchange rate and sales of U.S. dollars at the SICAD 2 exchange rate. (See Operations in Venezuela section of this Item 7 for further discussion.) The net foreign exchange loss for 2013 included a charge of $6 resulting from the devaluation of the Venezuelan bolivar and subsequent recoveries of $5 on transactions existing at the date of devaluation that were subsequently settled at the former exchange rate. During 2013, we wrote off deferred financing costs of $2 associated with our prior revolving credit facility and $2 upon the termination of our European accounts receivable backed credit facility. The January 2014 sale and 2013 prepayment of the payment-in-kind note receivable resulted in recognition of $2 and $5 of an unrealized gain that arose following the valuation of the note receivable below its callable value at emergence from bankruptcy. During 2013, we received $4 on the sale of our interest in claims pending in the liquidation proceedings of an insurer to a third party, $7 of other asbestos-related recoveries and a $2 insurance recovery related to business interruptions resulting from flooding in Thailand.

Interest expense — Interest expense was $118 and $99 in 2014 and 2013. The impact of higher average debt levels was partially offset by a lower average effective interest rate. As discussed in Note 13 to the consolidated financial statements in Item 8, we completed the sale of $425 and $750 in senior unsecured notes in December 2014 and July 2013, respectively, and redeemed $345 in senior unsecured notes in December 2014. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.9% and 7.8% in 2014 and 2013.

Income tax expense — Income taxes of our continuing operations was a benefit of $70 in 2014. The primary driver was a benefit of $179 recorded for the release of a portion of our U.S. deferred tax asset valuation allowance. As discussed more fully in Note 17 to our consolidated financial statements in Item 8, the release resulted from income forecasted to be realized in 2015 in connection with certain tax planning actions expected to be completed in 2015. The $80 charge associated with the divestiture of our operations in Venezuela provided a partial offset as the expected tax benefit was negated by an adjustment to the valuation allowance. Excluding these valuation allowance adjustments, the effective tax rate of continuing operations in 2014 was 33% as the benefit of income in certain jurisdictions outside the U.S. being taxed at lower statutory rates more than offset withholding taxes incurred in connection with the repatriation of income to the U.S. In 2013, tax expense of $119 resulted in an effective tax rate of 32%. Adjusted for valuation allowance effects, primarily in the U.S., the effective income tax rate in 2013 was 34%. Lower statutory rates outside the U.S. were the primary contributor to the adjusted 2013 rate being less than the U.S. statutory rate.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that up to $500 of the valuation allowance against our U.S. deferred tax assets could be released in the next twelve months. See Note 17 to our consolidated financial statements in Item 8 for additional information.

Equity in earnings of affiliates — Equity investments provided net earnings of $13 in 2014 and $12 in 2013. Our equity in earnings of Bendix Spicer Foundation Brake, LLC increased $2 in 2014 to $10 while our equity in earnings of Dongfeng Dana Axle Co., Ltd. (DDAC) decreased $2 in 2014 to $5.

Loss from discontinued operations — Loss from discontinued operations relates to our former Structural Products business. The loss in 2014 reflects the charges resulting from final settlement of the claims presented by the buyer of this business and the settlement of an outstanding legal matter relating to this business along with associated costs incurred during the year to achieve the settlements. See Note 2 and Note 3 to our consolidated financial statements in Item 8.

Segment Results of Operations (2014 versus 2013)

Light Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$2,549	$242	9.5%
Volume and mix	35	8
Performance	60	38
Venezuelan bolivar devaluation		(11)
Currency effects	(148)	(27)
2014	$2,496	$250	10.0%

Adverse currency effects in our Light Vehicle segment were attributable in large part to devaluation of the Venezuelan bolivar and a weaker Argentine peso, South African rand and Thai baht. Exclusive of currency effects, Light Vehicle sales for 2014 were 4% higher than in 2013. Volume and mix increased largely from stronger 2014 full frame light truck production in North America of 5% and increased light truck production in Europe of 6%, along with contributions from new program roll-outs. Partially offsetting these volume increases were lower demand levels in Thailand, India, Australia and Venezuela. Performance sales impact is primarily increased pricing to recover material, devaluation and inflationary costs in Argentina and Venezuela.

Light Vehicle segment EBITDA of $250 was $8 higher than in 2013, with EBITDA margin of 10.0% in 2014 increased from a margin of 9.5% in the prior year. As more fully discussed in Note 1 of the consolidated financial statements in Item 8, in the first quarter of 2014, we recorded a charge of $17 for devaluation of the bolivar as a result of using the SICAD exchange rate rather than the official exchange rate for translating the financial results of our Venezuelan operations. Further devaluation of the SICAD rate in 2014 resulted in additional charges of $3. Partially offsetting these devaluation effects were gains of $8 on approved CENCOEX settlements of U.S. dollar obligations at the official exchange rate of 6.3 bolivars per dollar. The 2013 results of this segment included a first-quarter charge of $6 for devaluation of the bolivar official exchange rate of 4.3 bolivars per U.S. dollar to 6.3. Subsequent settlement in 2013 of U.S. dollar obligations at an official rate of 4.3 provided gains of $5. The net impacts of these devaluation-related items were net charges of $12 in 2014 and $1 in 2013. Adversely impacting currency effects is about $34 for translating full year 2014 bolivar-denominated activities at the devalued SICAD rate. Partially offsetting this translation impact were gains of $14 from 2014 sales of U.S. dollars in the SICAD 2 market at an average of 49.9 bolivars per dollar.

Increased performance-related segment EBITDA in 2014 is attributable in large part to pricing, primarily to recover inflationary cost increases of about $45 in Argentina and Venezuela. Segment EBITDA also benefited from additional year-over-year material cost savings of $24 and lower warranty expense of $6. Partially offsetting these factors were increased material commodity costs of $14 and engineering and development cost of $10, with the remaining difference resulting primarily from cost reduction actions.

Commercial Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$1,860	$194	10.4%
Volume and mix	20	3
Performance	7	(22)
Currency effects	(49)	(3)
2014	$1,838	$172	9.4%

Reduced sales resulting from currency effects in our Commercial Vehicle segment were due primarily to a weaker Brazilian real. After adjusting for the effects of currency, sales in our Commercial Vehicle segment in 2014 were up about 2% from the previous year. Increases in Class 8 and medium truck production in North America of 22% and 9% were the primary drivers of the volume-related sales increase. This was largely offset, however, by the effects of a reduction of about 27% in medium/heavy truck production in South America where we have a significant commercial vehicle market presence.

Commercial Vehicle segment EBITDA in 2014 of $172 was $22 lower than in 2013, with EBITDA margin of 9.4% for 2014 being down from the 10.4% realized in 2013. Segment EBITDA in 2014 was adversely impacted by about $11 of increased cost from supply chain inefficiencies associated with the transition to new suppliers and increased warranty expense of $8. Material commodity cost increases affecting this business approximated $17, with material cost savings of $10 and net pricing improvement of $7 providing improved EBITDA.

Off-Highway

	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$1,330	$163	12.3%
Volume and mix	(101)	(10)
Performance	2	17
Currency effects		(1)
2014	$1,231	$169	13.7%

Sales in our Off-Highway segment were down about 7% from 2013. The reduction was due principally to lower demand levels, with global agriculture and construction/mining segment vehicle production in 2014 being down about 8%.

Off-Highway segment EBITDA of $169 was $6 higher than in 2013, resulting in an EBITDA margin of 13.7% in 2014 compared to 12.3% in 2013. Performance improvement was driven by material cost savings of about $22 and pricing improvement of $2 which more than offset a $4 increase in warranty cost and $3 of other cost increases.

Power Technologies

	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$1,030	$150	14.6%
Volume and mix	42	11
Performance	(4)	(3)
Currency effects	(16)	(4)
2014	$1,052	$154	14.6%

Power Technologies primarily serves the light vehicle market, but also sells product to the medium/heavy truck and off-highway markets. Sales in 2014, net of currency effects, were up 4%. Sales volumes benefited from stronger global light vehicle engine production of 3% and increased medium/heavy truck production levels in North America.

The Power Technologies 2014 segment EBITDA of $154 increased by $4 from 2013. Performance-related impacts on segment EBITDA in 2014 included an increase in warranty cost of $7, lower pricing of $4 and increased material commodity costs of $2. Partially offsetting these factors were material cost savings of $9 and benefits from other cost reduction actions.

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

Restructuring charges, net — Restructuring charges of $24 in 2013 primarily represent the impact of headcount reduction initiatives, primarily in our Light Vehicle and Commercial Vehicle businesses in Argentina and Australia as well as in our Off-Highway business in Europe. Total restructuring charges also include severance and exit costs associated with previously announced initiatives, offset in part by a $10 reversal of previously accrued obligations. New customer programs and other developments in our North American Light Vehicle and Power Technologies businesses and a decision by our European Off-Highway business to in-source the manufacturing of certain parts were the primary factors leading to the reversal of previously accrued severance obligations. Restructuring charges of $47 in 2012 related to work force reduction actions in certain of our South American manufacturing operations and the realignment of certain of our North American regional operations. Restructuring charges in 2012 also included severance and exit costs relating to previously announced actions, including a charge of $11 to accrue the estimated fair value of the remaining lease obligation associated with exiting our Kalamazoo, Michigan facility.

Other income, net — The following table shows the major components of other income, net.

	2013	2012
Interest income	$25	$24
Government grants and incentives	3	8
Foreign exchange gain (loss)	(5)	(15)
Strategic transaction expenses	(4)	(10)
Write-off of deferred financing costs	(4)
Gain on sale of marketable securities	9
Recognition of unrealized gain on payment-in-kind note receivable	5
Insurance and other recoveries	13	2
Impairment of long-lived assets		(2)
Other	13	12
Other income, net	$55	$19

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

Segment Results of Operations (2013 versus 2012)

Light Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2012	$2,743	$263	9.6%
Volume and mix	49	7
Program roll offs	(186)	(13)
Performance	70	(2)
Currency effects	(127)	(13)
2013	$2,549	$242	9.5%

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

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as earnings from continuing and discontinued operations before interest, taxes, depreciation, amortization, equity grant expense, restructuring expense and other nonrecurring items (gain/loss on debt extinguishment, pension settlements or divestitures, impairment, etc.). Adjusted EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. Adjusted EBITDA should not be considered a substitute for income before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of segment EBTIDA and adjusted EBITDA to net income.

	2014	2013	2012
Segment EBITDA
Light Vehicle	$250	$242	$263
Commercial Vehicle	172	194	199
Off-Highway	169	163	189
Power Technologies	154	150	137
Total Segment EBITDA	745	749	788
Corporate expense and other items, net	1	(2)	(11)
Structures EBITDA		(2)	4
Adjusted EBITDA	746	745	781
Depreciation and amortization	(213)	(262)	(275)
Restructuring	(21)	(24)	(47)
Interest expense, net	(103)	(74)	(60)
Structures EBITDA		2	(4)
Other*	(149)	(19)	(31)
Income from continuing operations before income taxes	260	368	364
Income tax expense (benefit)	(70)	119	51
Equity in earnings of affiliates	13	12	2
Income from continuing operations	343	261	315
Loss from discontinued operations	(15)	(1)	—
Net income	$328	$260	$315

*
Other includes strategic transaction expenses, stock compensation expense, loss on disposal group held for sale, pension settlement charges, loss on extinguishment of debt, write-off of deferred financing costs, recognition of unrealized gain on payment-in-kind note receivable, and other items. See Note 19 to our consolidated financial statements in Item 8 for additional details.

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

The following table reconciles free cash flow to net cash flows provided by operating activities.

	2014	2013	2012
Net cash provided by operating activities	$510	$577	$339
Purchases of property, plant and equipment	(234)	(209)	(164)
Free cash flow	$276	$368	$175

Liquidity

Our global liquidity at December 31, 2014 was as follows:

Cash and cash equivalents	$1,121
Less: Deposits supporting obligations	(22)
Available cash	1,099
Additional cash availability from revolving facility	303
Marketable securities	169
Total global liquidity	$1,571

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

Cash and marketable securities of $159 held by a wholly-owned subsidiary, Dana Companies, LLC, at December 31, 2014 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The components of our December 31, 2014 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$504	$479	$983
Cash and cash equivalents held as deposits	2	20	22
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	114	116
Consolidated cash balance	$508	$613	$1,121

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

At December 31, 2014, we had no borrowings under the revolving facility but we had utilized $44 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $303 after deducting the outstanding letters of credit.

In December 2014, we completed the sale of $425 in senior unsecured notes. Net proceeds of the offering after transaction costs totaled $418. Net proceeds of $359 were used to redeem $345 of our senior notes due February 15, 2019 (February 2019 Notes) pursuant to a tender offer at a weighted average price of 104.116%. In January 2015, net proceeds of $41 were used to redeem $40 of our February 2019 Notes at a price of 103.000%. On February 13, 2015 we elected to redeem the remaining $15 of our February 2019 Notes effective March 16, 2015 at a price equal to 103.250%.

At December 31, 2014, we were in compliance with the covenants of our financing agreements. Under the revolving facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the revolving facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions so long as there is (i) at least $100 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. The indentures governing our senior notes include similar incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,000 to $1,400 on July 30, 2014. The share repurchase program expires on December 31, 2015. During 2014, we paid $260 to acquire 12,215,451 shares of common stock in the open market, leaving $311 available under the program for further share repurchases. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations.

From time to time, depending upon market, pricing and other conditions, as well as our cash balances and liquidity, we may seek to acquire our senior notes or other indebtedness or our common stock through open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash, securities or other consideration. There can be no assurance that we will pursue any such transactions in the future, as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing and governance documents.

Cash Flow

	2014	2013	2012
Cash provided by (used for) changes in working capital	$(39)	$104	$21
Other cash provided by operations	549	473	318
Net cash provided by operating activities	510	577	339
Net cash used in investing activities	(246)	(222)	(161)
Net cash used in financing activities	(254)	(150)	(55)
Net increase in cash and cash equivalents	$10	$205	$123

The table above summarizes our consolidated statement of cash flows. During 2013, we received a $61 payment on a payment-in-kind note receivable. The payment included $33 of principal and $28 of interest, $26 of which related to prior years. In January 2014, we sold the payment-in-kind note receivable to a third party for $75. The proceeds included $35 of principal and $40 of interest related to prior years. The principal portion of the payment has been classified as cash provided by investing activities and the interest portion has been classified as cash provided by operating activities.

Operating activities — Exclusive of working capital, other cash provided by operations was $549 during 2014 compared to $473 during 2013 and $318 during 2012. The increase during 2014 was primarily attributable to lower year-over-year pension contributions of $41 and higher year-over-year cash received on our payment-in-kind note receivable attributed to interest of $14. Lower cash taxes and restructuring payments in 2014 contributed an additional $20 and $14 to improved operating cash flows. The increase during 2013 was primarily attributable to $40 of contributions to the U.S. defined benefit pension plans in 2013 as compared to $212 in 2012 and the receipt in April 2013 of $28 of interest on a payment-in-kind note receivable, partially offset by lower operating earnings and higher cash taxes.

Working capital used cash of $39 in 2014 versus generating cash of $104 in 2013. Cash of $32 was used to finance increased receivables in 2014 versus cash of $12 generated from declining receivables in 2013. Cash of $56 was used to fund higher inventories in 2014 versus cash of $50 generated from lower inventory levels. Increases in accounts payable and other net liabilities provided cash of $49 and $42 in 2014 and 2013. Increased working capital levels at the end of 2014 were due in part to December sales in 2014 being higher than in 2013. Additionally, supplier transitions in process at the end of 2014 in our Commercial Vehicle business contributed to increased inventory levels.

Working capital generated cash of $104 in 2013 as compared to $21 in 2012. Cash of $12 and $146 was generated from declining receivables in 2013 and 2012. We also generated cash of $50 and $38 from lower inventory levels in 2013 and 2012. Increases in accounts payable and other net liabilities provided cash of $42 in 2013 while decreases in accounts payable and other net liabilities used cash of $163 in 2012.

Investing activities — As discussed above, we received proceeds in 2014 from the sale of a payment-in-kind note receivable which included $35 of principal. During 2014, net purchases of marketable securities were primarily funded by cash receipts related to the sale of our payment-in-kind notes receivable. Also during 2014, we received $9 that was released from escrow related to the 2010 sale of our former Structural Products business. During 2013, we paid $8 related to our strategic alliance with Fallbrook. As discussed above, we received a payment in 2013 on a payment-in-kind note receivable which included $33 of principal. During 2013, net purchases of marketable securities were primarily funded by cash receipts related to our payment-in-kind notes receivable. During 2012, we paid $12 related to our strategic alliance with Fallbrook and we received proceeds of $8 from the sale of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets.

Financing activities — During 2014, we completed the sale of $425 in senior unsecured notes and paid financing costs of $7 related to the notes. Also during 2014, we redeemed $345 of our February 2019 Notes at a $15 premium. During 2013, we completed the sale of $750 in senior unsecured notes and paid financing costs of $14 related to the notes and $3 to amend our revolving facility. During 2012, we increased borrowings primarily in international locations experiencing historically favorable interest rates. During 2013, we used cash of $474 to redeem our Series A preferred stock and $7 to purchase the noncontrolling interests in our United Kingdom subsidiaries. We used cash of $260, $337 and $15 to repurchase common shares under our share repurchase program in 2014, 2013 and 2012. We used $8, $28 and $31 for dividend payments to preferred stockholders in 2014, 2013 and 2012 and used $32, $30 and $30 for dividend payments to common stockholders in 2014, 2013 and 2012. Distributions to noncontrolling interest totaled $9, $11 and $11 in 2014, 2013 and 2012.

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2014.

		Payments Due by Period
Contractual Cash Obligations	Total	2015	2016 - 2017	2018 - 2019	After 2019
Long-term debt(1)	$1,659	$46	$63	$22	$1,528
Interest payments(2)	736	96	186	181	273
Leases(3)	156	35	53	25	43
Unconditional purchase obligations(4)	128	125	2	1
Pension contribution(5)	13	13
Retiree health care benefits(6)	59	5	12	12	30
Uncertain income tax positions(7)
Total contractual cash obligations	$2,751	$320	$316	$241	$1,874
______________________________________________________
Notes:

(1)	Principal payments on long-term debt and capital lease obligations in place at December 31, 2014.

(2)	Interest payments are based on long-term debt and capital leases in place at December 31, 2014 and the interest rates applicable to such obligations.

(3)	Operating leases related to real estate, vehicles and other assets.

(4)	Unconditional purchase obligations are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.

(5)
This amount represents estimated 2015 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2015 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

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

(7)
We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2014 of $109. See Note 17 to our consolidated financial statements in Item 8 for additional discussion.

Preferred dividends accrued but not paid were $4 at the end of 2013.

At December 31, 2014, we maintained cash balances of $22 on deposit with financial institutions to support surety bonds, letters of credit and bank guarantees and to provide credit enhancements for certain lease agreements. Surety bonds enable us to self-insure our workers compensation obligations. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.

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

At December 31, 2014, we continue to carry a valuation allowance against certain deferred tax assets in the U.S. because, on a more likely than not basis, we have concluded that a significant portion of the U.S. deferred tax assets are not expected to be realized. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not taken place as of the assessment date. We also consider the pro forma effects on historical profitability of actions that have occurred through the year of assessment and objectively verifiable effects of material forecasted events that have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable and the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013. We also consider the pro forma historical and prospective effects of tax planning strategies expected to be implemented. Our 2014 assessment considered the effects of certain tax planning actions expected to be completed in 2015. A sustained period of profitability, after giving pro forma effect to implemented actions, planned actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released.

In 2015, we expect to generate taxable income associated with certain tax planning actions. The gain and related income associated with these actions are estimated to generate tax of $179. Although the actual gain and operating income may differ from the current estimate, we concluded that they were objectively verifiable and reasonably estimated. While our U.S. operations have experienced improved profitability in recent years, our analysis of the income of the U.S. operations, as adjusted for pro forma effects of developments through 2014 and planned future actions, demonstrates historical losses as of December 31, 2014 with an uncertain forecast of near break-even results. Therefore, we have not achieved a level of sustained profitability that would, in our judgment, support a release of the valuation allowance at December 31, 2014 beyond the $179 relating to the income previously noted. While there may be opportunity for our U.S. operations to generate profits in the future, our near-term level of profitability is uncertain. The potential long-term profitability cannot be given as much weight in our analysis given the objectively verifiable lack of sustained pro forma historical profitability and uncertainty associated with the future U.S. operations. To the extent that our operations in the U.S., after giving effect to the planned aforementioned tax actions, are profitable in 2015 and our projections of profitability beyond 2015 are sufficiently positive based upon objective and verifiable assumptions, it is reasonably possible that we could release up to $500 of the remaining valuation allowance against our U.S. deferred tax assets in the next twelve months.

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

Mortality rates are based in part on the company's plan experience and actuarial estimates.The inflation assumption is based on an evaluation of external market indicators, while retirement and turnover rates are based primarily on actual plan experience. Health care cost trend rates are developed based on our actual historical claims experience, the near-term outlook and an assessment of likely long-term trends. For our largest plans, discount rates are based upon the construction of a theoretical bond portfolio, adjusted according to the timing of expected cash flows for the future obligations. A yield curve is developed based on a subset of these high-quality fixed-income investments (those with yields between the 40th and 90th percentiles). The projected cash flows are matched to this yield curve and a present value developed which is then calibrated to develop a single equivalent discount rate. Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. For our largest defined benefit pension plans, expected investment rates of return are based on input from the plans’ investment advisers and actuary regarding our expected investment portfolio mix, historical rates of return on those assets, projected future asset class returns, the impact of active management and long-term market conditions and inflation expectations. We believe that the long-term asset allocation on average will approximate the targeted allocation and we regularly review the actual asset allocation to periodically re-balance the investments to the targeted allocation when appropriate. OPEB benefits are funded as they become due.

Actuarial gains or losses may result from changes in assumptions or when actual experience is different from that which was expected. Under the applicable standards, those gains and losses are not required to be immediately recognized in our results of operations as income or expense, but instead may be deferred as part of accumulated other comprehensive income (AOCI) and amortized into our results of operations over future periods.

U.S. retirement plans

Our U.S. defined benefit pension plans comprise about 85% of our consolidated defined benefit pension obligations at December 31, 2014. These plans are frozen and no service-related costs are being incurred. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Declining discount rates increase the present value of future pension obligations – a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $47. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and expected investment strategy. Our investment strategy and portfolio complexion is described in Note 11 of the consolidated financial statements in Item 8. Although actual annual returns over the past five years have averaged more than 10%, based on the portion of assets currently directed to fixed income and immunizing type investments, we are continuing to use 7.0% as our expected return on plan assets for 2015.

During the fourth quarter of 2014, the Society of Actuaries (SOA) issued new mortality tables (RP-2014) and mortality improvement scales (MP-2014). After studying our recent experience and evaluating the new tables, we adopted the RP-2014 Blue Collar table for hourly plan participants and the No Collar table for salaried plan participants. With respect to the improvement scales, the SOA had projected improvement from the beginning of 2008 after analyzing historical data through 2007. We compared actual experience for years after 2007 to the improvement projected in MP-2014 and, in concert with our actuarial advisers, considered other relevant data before concluding that a 0.75% long-term improvement rate (LTIR) for periods beginning with 2014 was appropriate and that the LTIR would be attained by 2020, sooner than the period assumed in MP-2014. Adopting the new mortality assumptions in 2014 resulted in an increase of approximately $83 in both our actuarial loss and the pension benefit obligation.

At December 31, 2014, we have $491 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Actuarial gains and losses can also impact required cash contributions. Based on the current funded status of our U.S. plans, there are no minimum contribution requirements for 2015. We currently expect contributions to our defined benefit pension plans outside the U.S. to be $13 in 2015.

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

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of the goodwill in our Off-Highway reporting unit and our other indefinite-lived intangible assets as of October 31, 2014 were reasonable. There is a significant excess of fair value over the carrying value of these assets at December 31, 2014.

Long-lived assets with definite lives — We perform impairment assessments on our property, plant and equipment and our definite-lived intangible assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to the carrying amounts of such assets. We utilize the cash flow projections discussed above for property, plant and equipment and amortizable intangibles. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows using the life of the primary assets. If the carrying amounts of the long-lived assets are not recoverable from future cash flows and exceed their fair value, an impairment loss is recognized to reduce the carrying amounts of the long-lived assets to their fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. Determining whether a triggering event has occurred, performing the impairment analysis and estimating the fair value of the assets require numerous assumptions and a considerable amount of management judgment. In 2014, the financial condition of a major supplier to our South America Commercial Vehicle segment led them to pursue legal reorganization. Our arrangement entered into with this supplier in 2011 was accounted for as a business combination. At December 31, 2014, we have $56 of unamortized definite-lived intangible assets relating to this relationship. We determined that no impairment of these assets was currently required. However, depending on the ultimate outcome of this supplier's legal reorganization, all or a portion of these intangible assets could require impairment.

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

Foreign currency exchange rate risk — The majority of our foreign currency exposures are associated with intercompany and third party sales and purchase transactions and with cross-currency intercompany loans. We use forward contracts to manage our foreign currency exchange rate risk associated with a portion of our forecasted foreign currency-denominated sales and purchase transactions and with certain foreign currency-denominated assets and liabilities. We also use currency swaps to manage foreign currency exchange rate risk associated with certain intercompany loans. Foreign currency exposures are reviewed monthly and natural offsets are considered prior to entering into derivative instruments.

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

The following table summarizes the sensitivity of the fair value of our derivative instruments, including forward contracts and currency swaps, at December 31, 2014 to a 10% change in foreign exchange rates (versus the currencies presented).

	10% Increase in Rates Gain (Loss)	10% Decrease in Rates Gain (Loss)
Foreign currency rate sensitivity:
Forward contracts and currency swaps
Long U.S. dollars	$(16)	$16
Short U.S. dollars	$5	$(5)
Long euros (short other than U.S. dollar)	$(3)	$3
Short euros (long other than U.S. dollar)	$5	$(5)
Other, net	$(1)	$1
Except for a small portion of our short U.S. dollar positions associated with recorded intercompany loans, our financial instruments at December 31, 2014 are primarily associated with our forecasted foreign currency-denominated sales and purchase transactions. Having terminated or canceled a significant portion of our foreign currency-denominated intercompany loans and the associated currency swaps during 2014, we have less overall exchange rate risk at December 31, 2014 compared to December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Holding Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Holding Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 20, 2015

Dana Holding Corporation
Consolidated Statement of Operations
(In millions except per share amounts)

	2014	2013	2012
Net sales	$6,617	$6,769	$7,224
Costs and expenses
Cost of sales	5,672	5,849	6,250
Selling, general and administrative expenses	411	410	424
Amortization of intangibles	42	74	74
Restructuring charges, net	21	24	47
Loss on disposal group held for sale	(80)
Pension settlement charges	(42)
Loss on extinguishment of debt	(19)
Other income, net	48	55	19
Income from continuing operations before interest expense and income taxes	378	467	448
Interest expense	118	99	84
Income from continuing operations before income taxes	260	368	364
Income tax expense (benefit)	(70)	119	51
Equity in earnings of affiliates	13	12	2
Income from continuing operations	343	261	315
Loss from discontinued operations	(15)	(1)	—
Net income	328	260	315
Less: Noncontrolling interests net income	9	16	15
Net income attributable to the parent company	319	244	300
Preferred stock dividend requirements	7	25	31
Preferred stock redemption premium		232
Net income (loss) available to common stockholders	$312	$(13)	$269

Net income (loss) per share available to parent company common stockholders:
Basic:
Income (loss) from continuing operations	$2.07	$(0.08)	$1.82
Loss from discontinued operations	$(0.10)	$(0.01)	$—
Net income (loss)	$1.97	$(0.09)	$1.82

Diluted:
Income (loss) from continuing operations	$1.93	$(0.08)	$1.40
Loss from discontinued operations	$(0.09)	$(0.01)	$—
Net income (loss)	$1.84	$(0.09)	$1.40

Weighted-average common shares outstanding
Basic	158.0	146.4	148.0
Diluted	173.5	146.4	214.7

Dividends declared per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income
(In millions)

	2014	2013	2012
Net income	$328	$260	$315
Less: Noncontrolling interests net income	9	16	15
Net income attributable to the parent company	319	244	300

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(185)	(40)	(6)
Hedging gains and losses	(9)	(4)	13
Investment and other gains and losses	2	(9)	2
Defined benefit plans	(78)	122	(152)
Other comprehensive income (loss) attributable to the parent company	(270)	69	(143)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	(4)	(5)	1
Hedging gains and losses		1
Defined benefit plans			(1)
Other comprehensive loss attributable to noncontrolling interests	(4)	(4)	—

Total comprehensive income attributable to the parent company	49	313	157
Total comprehensive income attributable to noncontrolling interests	5	12	15
Total comprehensive income	$54	$325	$172

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet
(In millions except share and per share amounts)

	2014	2013
Assets
Current assets
Cash and cash equivalents	$1,121	$1,256
Marketable securities	169	110
Accounts receivable
Trade, less allowance for doubtful accounts of $6 in 2014 and $7 in 2013	755	793
Other	117	223
Inventories	654	670
Other current assets	111	113
Current assets of disposal group held for sale	27
Total current assets	2,954	3,165
Goodwill	90	106
Intangibles	169	227
Other noncurrent assets	337	196
Investments in affiliates	204	210
Property, plant and equipment, net	1,176	1,225
Total assets	$4,930	$5,129

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$65	$57
Accounts payable	791	804
Accrued payroll and employee benefits	158	161
Accrued restructuring costs	9	14
Taxes on income	32	35
Other accrued liabilities	185	197
Current liabilities of disposal group held for sale	21
Total current liabilities	1,261	1,268
Long-term debt	1,613	1,567
Pension and postretirement obligations	580	530
Other noncurrent liabilities	279	351
Noncurrent liabilities of disposal group held for sale	17
Total liabilities	3,750	3,716
Commitments and contingencies (Note 15)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, zero shares outstanding	—	—
Series B, $0.01 par value, zero and 3,803,774 shares outstanding	—	372
Common stock, $0.01 par value, 450,000,000 shares authorized,
166,070,057 and 145,338,342 outstanding	2	2
Additional paid-in capital	2,640	2,840
Accumulated deficit	(532)	(812)
Treasury stock, at cost (1,588,990 and 18,742,288 shares)	(33)	(366)
Accumulated other comprehensive loss	(997)	(727)
Total parent company stockholders' equity	1,080	1,309
Noncontrolling equity	100	104
Total equity	1,180	1,413
Total liabilities and equity	$4,930	$5,129
 The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows
(In millions)

	2014	2013	2012
Operating activities
Net income	$328	$260	$315
Depreciation	164	175	190
Amortization of intangibles	49	87	87
Amortization of deferred financing charges	5	5	5
Call premium on senior notes	15
Write off of deferred financing costs	4	4
Unremitted earnings of affiliates	4	(2)	1
Stock compensation expense	16	16	19
Deferred income taxes	(199)	(10)	(80)
Pension expense (contributions), net	30	(60)	(220)
Loss on disposal group held for sale	78
Interest payment received on payment-in-kind note receivable	40	26
Change in working capital	(39)	104	21
Change in other noncurrent assets and liabilities	(16)	(3)	(3)
Other, net	31	(25)	4
Net cash provided by operating activities	510	577	339
Investing activities
Purchases of property, plant and equipment	(234)	(209)	(164)
Acquisition of business		(8)	(12)
Principal payment received on payment-in-kind note receivable	35	33
Purchases of marketable securities	(84)	(84)	(18)
Proceeds from sales of marketable securities	7	28	15
Proceeds from maturities of marketable securities	21	8	6
Proceeds from sale of businesses	9	1	8
Other		9	4
Net cash used in investing activities	(246)	(222)	(161)
Financing activities
Net change in short-term debt	(8)	(14)	4
Proceeds from letters of credit	12
Repayment of letters of credit	(8)
Proceeds from long-term debt	448	817	51
Repayment of long-term debt	(372)	(57)	(32)
Call premium on senior notes	(15)
Deferred financing payments	(7)	(17)
Preferred stock redemption		(474)
Dividends paid to preferred stockholders	(8)	(28)	(31)
Dividends paid to common stockholders	(32)	(30)	(30)
Distributions to noncontrolling interests	(9)	(11)	(11)
Repurchases of common stock	(260)	(337)	(15)
Payments to acquire noncontrolling interests		(7)
Other	5	8	9
Net cash used in financing activities	(254)	(150)	(55)
Net increase in cash and cash equivalents	10	205	123
Cash and cash equivalents - beginning of period	1,256	1,059	931
Effect of exchange rate changes on cash balances	(118)	(8)	5
Less: cash of disposal group held for sale	(27)
Cash and cash equivalents - end of period	$1,121	$1,256	$1,059
The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Stockholders’ Equity
(In millions)

	Parent Company Stockholders'
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Compre- hensive Loss	Parent Company Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2011	$753	$1	$2,643	$(1,008)	$(9)	$(650)	$1,730	$108	$1,838
Net income				300			300	15	315
Other comprehensive loss						(143)	(143)		(143)
Preferred stock dividends ($4.00 per share)				(31)			(31)		(31)
Common stock dividends ($0.20 per share)				(30)			(30)		(30)
Distributions to noncontrolling interests							—	(11)	(11)
Common stock share repurchases					(15)		(15)		(15)
Stock compensation		1	25				26		26
Stock withheld for employees taxes					(1)		(1)		(1)
Balance, December 31, 2012	753	2	2,668	(769)	(25)	(793)	1,836	112	1,948
Net income				244			244	16	260
Other comprehensive income (loss)						69	69	(4)	65
Preferred stock dividends ($4.00 per share)				(25)			(25)		(25)
Common stock dividends ($0.20 per share)				(30)			(30)		(30)
Distributions to noncontrolling interests							—	(11)	(11)
Preferred stock redemption	(242)			(232)			(474)		(474)
Share conversion	(139)		140				1		1
Common stock share repurchases					(337)		(337)		(337)
Purchase of noncontrolling interests			6			(3)	3	(9)	(6)
Repurchase of equity awards			(2)				(2)		(2)
Stock compensation			28				28		28
Stock withheld for employees taxes					(4)		(4)		(4)
Balance, December 31, 2013	372	2	2,840	(812)	(366)	(727)	1,309	104	1,413
Net income				319			319	9	328
Other comprehensive loss						(270)	(270)	(4)	(274)
Preferred stock dividends ($3.00 per share)				(7)			(7)		(7)
Common stock dividends ($0.20 per share)				(32)			(32)		(32)
Distributions to noncontrolling interests							—	(9)	(9)
Share conversion	(372)		74		301		3		3
Common stock share repurchases					(260)		(260)		(260)
Retire treasury shares			(294)		294		—		—
Stock compensation			20				20		20
Stock withheld for employees taxes					(2)		(2)		(2)
Balance, December 31, 2014	$—	$2	$2,640	$(532)	$(33)	$(997)	$1,080	$100	$1,180

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

Held for sale — We classify long-lived assets or disposal groups as held for sale in the period: management commits to a plan to sell; the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale is probable within one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. See Note 2 for additional information regarding our disposal group held for sale.

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

Property, plant and equipment — As a result of our adoption of fresh start accounting on February 1, 2008, property, plant and equipment was stated at fair value with useful lives ranging from two to thirty years. Useful lives of newly acquired assets are generally twenty to thirty years for buildings and building improvements, five to ten years for machinery and equipment, three to five years for tooling and office equipment and three to ten years for furniture and fixtures. Depreciation is recognized over the estimated useful lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. If assets are impaired, their value is reduced via an increase in accumulated depreciation.

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2014, the machinery and equipment component of property, plant and equipment includes $2 of our tooling related to long-term supply arrangements, while trade and other accounts receivable includes $29 of costs related to tooling that we have a contractual right to collect from our customers.

Goodwill — We test goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Goodwill impairment testing is performed at the reporting unit level, which is our operating segment. We estimate the fair value of the reporting unit in the first step using various valuation methodologies, including projected future cash flows and multiples of current earnings. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the test would be required to determine the implied fair value of the goodwill and any resulting impairment. Our goodwill is assigned to our Off-Highway segment. The estimated fair value of our Off-Highway reporting unit was significantly greater than its carrying value at October 31, 2014. No impairment of goodwill occurred during the three years ended December 31, 2014.

Intangible assets — Intangible assets include the value of core technology, trademarks and trade names, customer relationships and intangible assets used in research and development activities. Core technology and customer relationships have definite lives while intangible assets used in research and development activities and substantially all of our trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful life using the straight-line method of amortization and are periodically reviewed for impairment indicators. Amortization of core technology is charged to cost of sales. Amortization of trademarks and trade names and customer relationships is charged to amortization of intangibles. Intangible assets used in research and development activities have an indefinite life until completion of the associated research and development efforts. Upon completion of development, the assets are amortized over their useful life; if the project is abandoned, the assets are written off immediately. Indefinite-lived intangible assets are reviewed for impairment annually and more frequently if impairment indicators exist. See Note 4 for more information about intangible assets.

Tangible asset impairments — We review the carrying value of amortizable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell and are no longer depreciated.

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

Financial instruments — The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. Notes receivable are carried at fair value, which considers the contractual call or selling price, if applicable. Borrowings under our credit facilities are carried at historical cost and adjusted for principal payments and foreign currency fluctuations.

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

Postemployment benefits — Costs to provide postemployment benefits to employees are accounted for on an accrual basis. Obligations that do not accumulate or vest are recorded when payment is probable and the amount can be reasonably estimated. For those obligations that accumulate or vest and the amount can be reasonably estimated, expense and the related liability are recorded as service is rendered.

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

Foreign currency translation — The financial statements of subsidiaries and equity affiliates outside the U.S. located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which typically is the local currency. Transaction gains and losses resulting from translating assets and liabilities of these entities into the functional currency are included in other income, net or in equity in earnings of affiliates. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange, while assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred and included as a component of AOCI in stockholders’ equity. For operations whose functional currency is the U.S. dollar, nonmonetary assets are translated into U.S. dollars at historical exchange rates and monetary assets are translated at current exchange rates.

Venezuela’s economy is considered highly inflationary under GAAP. As such, we remeasure the financial statements of our subsidiaries in Venezuela as if their functional currency was the U.S. dollar.

Prior to 2014, the Venezuelan government through its Commission for the Administration of Foreign Exchange (CADIVI) maintained a fixed official exchange rate. The official exchange rate was fixed at 4.3 bolivars per U.S. dollar until February 2013 when the Venezuelan government devalued the bolivar to 6.3 bolivars per U.S. dollar. We recorded a $6 charge in the first quarter of 2013 associated with the devaluation of the official exchange rate. After the devaluation, CADIVI allowed certain obligations existing at the date of the devaluation to be settled at the former 4.3 rate. During the last nine months of 2013, we recognized $5 of gains on claims settled at the former 4.3 rate. In March 2013, the Venezuelan government announced the creation of the Complementary System of Foreign Currency Administration (SICAD), a supplementary currency auction system regulated by the Central Bank of Venezuela for purchases of U.S. dollars by certain eligible importers. During 2013, our subsidiaries in Venezuela were not eligible to utilize SICAD and therefore we continued to use the official exchange rate to remeasure the financial statements of our subsidiaries in Venezuela.

In the first quarter of 2014, the Venezuelan government transferred the administration of the official exchange rate to the National Center of Foreign Commerce (CENCOEX) and indicated that the official exchange rate of 6.3 would be increasingly reserved only for the settlement of U.S. dollar-denominated obligations related to purchases of “essential goods and services.” In addition, the Venezuelan government expanded the entities and transactions that would be eligible to use SICAD. Transactions eligible for SICAD currently include foreign investments and payments of royalties. Also during the first quarter of 2014, the Venezuelan government announced the creation of SICAD 2, a market-based exchange mechanism regulated by the Central Bank of Venezuela. SICAD 2 may be used by all companies incorporated or domiciled in Venezuela who want to obtain U.S. dollars for any purpose.

With the expansion of SICAD and the formation of SICAD 2 there is uncertainty surrounding transactions that CENCOEX will allow to be transacted at the official exchange rate. In consultation with legal counsel we have determined that the SICAD rate, which we believe would apply to dividend remittances, is the appropriate rate to remeasure the bolivar- denominated net monetary assets of our subsidiaries in Venezuela. Effective March 31, 2014, we ceased using the official exchange rate of 6.3 and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our subsidiaries in Venezuela.

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

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Salaries, fringes and occupancy costs, including building, utility and overhead costs, comprise the vast majority of these expenses and are expensed as incurred. Research and development expenses were $72, $64 and $57 in 2014, 2013 and 2012.

Recently adopted accounting pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance to clarify financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Generally, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. An exception exists to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. If the exception applies, the unrecognized tax benefit must be presented in the financial statements as a liability and not combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and must be made presuming disallowance of the tax position at the reporting date. This guidance became effective January 1, 2014 and is consistent with our past practice, so adoption did not impact our financial condition or results of operations.

In March 2013, the FASB issued guidance to clarify existing requirements for the release – the recognition of an amount in the income statement – of the cumulative translation adjustment. The guidance applies to the release of cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. It also applies to the release of the cumulative translation adjustment when there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. The accounting for the financial interest within a foreign entity is the same regardless of the form of the transaction. This guidance, which became effective January 1, 2014, did not impact our financial condition or results of operations in 2014 but could affect our accounting for future transactions.

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

In April 2014, the FASB issued guidance that revises the definition of a discontinued operation. The revised definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance will apply to covered transactions that occur after 2014 and was optional for the initial reporting of disposals completed or approved in 2014.

Note 2.  Acquisitions, Divestitures and Disposal Group Held for Sale

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

Divestiture of Structural Products business — In March 2010, we sold substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). We had received cash proceeds of $134 through the end of 2011, excluding amounts related to working capital adjustments and tooling. An additional $10 remained as a receivable and was supported by funds held in escrow. Those funds were to be released to Dana by June 2012; however, the buyer presented claims to the escrow agent seeking indemnification from Dana. The escrow agent was precluded from releasing the funds held in escrow until Dana and the buyer resolved the issues underlying the claims. The parties reached a final agreement on the remaining issues in May 2014, resulting in the receipt of $9 from the escrow agent and a charge of $1 to other expense within discontinued operations.

Disposal group held for sale — In December 2014, we entered into an agreement to divest our Light Vehicle operations in Venezuela (the disposal group) for no consideration to an unaffiliated company. We completed the divestiture in January 2015. Upon classification of the disposal group as held for sale, we recognized an $80 loss to adjust the carrying value of the net assets of our operations in Venezuela to fair value less cost to sell. The assets and liabilities of our operations in Venezuela are presented as held for sale on our balance sheet as of December 31, 2014. The carrying amounts of the major classes of assets and liabilities of our operations in Venezuela are as follows:

December 31,
2014
Cash and cash equivalents	$27
Current assets classified as held for sale	$27

Accounts payable	$16
Accrued payroll and employee benefits	4
Other accrued liabilities	1
Current liabilities classified as held for sale	$21

Pension obligations	$11
Other noncurrent liabilities	6
Noncurrent liabilities classified as held for sale	$17

Accumulated other comprehensive loss classified as held for sale	$(11)

Note 3.  Discontinued Operations

The sale of substantially all of the assets of our Structural Products business in 2010 excluded the facility in Longview, Texas and its employees and manufacturing assets related to a significant customer contract. The customer contract was satisfied and operations concluded in August 2012. As a result of the cessation of all operations, activities related to the former Structural Products business have been presented as discontinued operations in the accompanying financial statements.

The Longview facility was sold in March 2013 and a previously closed plant in Canada was sold in January 2014. The proceeds in both transactions approximated the carrying values of the facilities.

The results of the discontinued operations were as follows:

	2014	2013	2012
Sales	$—	$—	$34
Cost of sales			31
Restructuring charges, net		1	3
Other expense	(19)		(1)
Pre-tax loss	(19)	(1)	(1)
Income tax benefit	(4)		(1)
Loss from discontinued operations	$(15)	$(1)	$—

In 2012, Ford Motor Company (Ford) filed a complaint alleging quality issues relating to products supplied by the former Structural Products business at Dana Canada Corporation. The Dana Canada facility was closed in 2008 and Dana Holding Corporation divested substantially all of the Structural Products business in 2010.  In December 2014, while admitting no liability related to the complaint, we reached a settlement agreement with Ford.  The cost of the settlement with Ford and the associated legal fees incurred in connection with this matter were charged to other expense within discontinued operations in the fourth quarter of 2014.

The loss reported for 2014 also includes the charge that resulted from final settlement of the claims presented by Metalsa in connection with its acquisition of substantially all of the assets of our Structural Products business, along with the related legal fees. See Note 2 for additional information.

Note 4.  Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway segment. Based on our October 31, 2014 impairment assessment, the fair value of this segment is significantly higher than its carrying value, including goodwill. We do not believe that our goodwill is at risk of being impaired. As discussed in Note 1 above, we adjusted goodwill in September 2014 in connection with correcting an overstatement of our pension and postretirement obligations. The $3 adjustment is net of the cumulative effect of currency fluctuations and impairment of the amount that would have been assigned at fresh start to our former Driveshaft segment in 2008. The remaining change in the carrying amount of goodwill in 2014 is due to currency fluctuations.

Non-amortizable intangible assets — Our non-amortizable intangible assets include trademarks, trade names and intangible assets used in research and development activities. Trademarks and trade names consist of the Dana® and Spicer® trademarks and trade names utilized in our Commercial Vehicle and Off-Highway segments. We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the three years ended December 31, 2014 in connection with the required annual assessment. Intangible assets used in research and development activities relate to our strategic alliance with Fallbrook. See Note 2 for a discussion of our strategic alliance with Fallbrook and our valuation of the related intangible assets used in research and development activities. We value intangible assets used in research and development activities using the multi-period excess earnings method, an income approach. No impairment was recorded during the year ended December 31, 2014 in connection with the required annual assessment.

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

Components of other intangible assets —

		December 31, 2014			December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$90	$(85)	$5	$94	$(83)	$11
Trademarks and trade names	16	3	(1)	2	4	(1)	3
Customer relationships	8	493	(416)	77	527	(399)	128
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$671	$(502)	$169	$710	$(483)	$227

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at December 31, 2014 were as follows: Light Vehicle Driveline (Light Vehicle) – $12, Commercial Vehicle – $94, Off-Highway – $50 and Power Technologies – $13.

Amortization expense related to amortizable intangible assets —

	2014	2013	2012
Charged to cost of sales	$7	$13	$13
Charged to amortization of intangibles	42	74	74
Total amortization	$49	$87	$87

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on December 31, 2014 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2015	2016	2017	2018	2019
Amortization expense	$19	$17	$15	$12	$10

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

During 2014, we implemented various cost reduction programs, including the closure of our Commercial Vehicle foundry in Argentina and other headcount reduction programs in our Light Vehicle and Commercial Vehicle businesses in South America and Europe. Total restructuring expense in 2014 associated with these actions and with other previously announced initiatives was $21 and included $15 of severance and related benefits costs and $6 of exit costs.

During 2013, we implemented certain headcount reduction programs, primarily in our Light Vehicle and Commercial Vehicle businesses in Argentina and Australia and in our Off-Highway business in Europe. New customer programs and other developments in our North American Light Vehicle business and a decision by our European Off-Highway business to in-source the manufacturing of certain parts resulted in the reversal of previously accrued severance obligations. Excluding $1 of exit costs associated with discontinued operations, restructuring expense in 2013 was $24, net of the aforementioned reversals, and was attributable to the cost of newly implemented and previously announced initiatives. Restructuring expense includes $14 of severance and related benefits costs and $10 of exit costs.

During 2012, we implemented certain cost reduction programs, including headcount reduction initiatives at several of our manufacturing operations in all regions, the most significant of which impacted the Light Vehicle and Commercial Vehicle businesses in South America and Europe. Included in these actions was the planned closure of our Light Vehicle manufacturing facility in Austria, which was completed during 2013. Additionally, we exited our Commercial Vehicle facility in Kalamazoo, Michigan in June 2012 and recognized the fair value of the associated lease continuation obligation. Excluding $3 of exit costs associated with discontinued operations, restructuring expense in 2012 to recognize the costs of these actions and those of previously announced initiatives was $47 and included $27 of severance and related benefit costs and $20 of exit costs.

Accrued restructuring costs activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2011	$30	$3	$33
Charges to restructuring	31	20	51
Adjustments of accruals	(4)		(4)
Discontinued operations charges		3	3
Non-cash write-off		(2)	(2)
Cash payments	(30)	(11)	(41)
Balance at December 31, 2012	27	13	40
Charges to restructuring	23	11	34
Adjustments of accruals	(9)	(1)	(10)
Discontinued operations charges		1	1
Cash payments	(27)	(13)	(40)
Balance at December 31, 2013	14	11	25
Charges to restructuring	17	6	23
Adjustments of accruals	(2)		(2)
Cash payments	(18)	(8)	(26)
Currency impact	1		1
Balance at December 31, 2014	$12	$9	$21

At December 31, 2014, the accrued employee termination benefits relate to the reduction of approximately 200 employees to be completed over the next two years. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future Cost to Complete
	Prior to 2014	2014	Total to Date
Light Vehicle	$8	$2	$10	$2
Commercial Vehicle	28	19	47	11
Off-Highway	8	(1)	7
Power Technologies	2	1	3
Discontinued operations	2		2
Total	$48	$21	$69	$13

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6.  Inventories

Inventory components at December 31 —

	2014	2013
Raw materials	$304	$337
Work in process and finished goods	398	381
Inventory reserves	(48)	(48)
Total	$654	$670

Note 7.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2014	2013
Other current assets:
Prepaid expenses	$45	$43
Deferred tax assets	50	59
Other	16	11
Total	$111	$113

Other noncurrent assets:
Amounts recoverable from insurers	$44	$47
Deferred tax assets	217	73
Deferred financing costs	30	34
Pension assets, net of related obligations	3	8
Prepaid expenses	11	10
Other	32	24
Total	$337	$196

Property, plant and equipment, net:
Land and improvements to land	$207	$233
Buildings and building fixtures	420	449
Machinery and equipment	1,700	1,640
Total cost	2,327	2,322
Less: accumulated depreciation	(1,151)	(1,097)
Net	$1,176	$1,225

	2014	2013
Other accrued liabilities (current):
Non-income taxes payable	$30	$31
Warranty reserves	24	31
Work place injury costs	8	8
Asbestos claims obligations	13	13
Dividends payable		4
Deferred income	9	10
Accrued interest	25	40
Environmental	3	5
Payable under forward contracts	20	2
Other expense accruals	53	53
Total	$185	$197

Other noncurrent liabilities:
Deferred income tax liability	$33	$100
Asbestos claims obligations	68	75
Income tax liability	75	64
Warranty reserves	23	23
Work place injury costs	31	32
Restructuring costs	12	11
Other noncurrent liabilities	37	46
Total	$279	$351

Supplemental cash flow information —

	2014	2013	2012
Change in working capital:
Change in accounts receivable	$(32)	$12	$146
Change in inventories	(56)	50	38
Change in accounts payable	66	60	(173)
Change in accrued payroll and employee benefits	13	7	8
Change in accrued income taxes	(2)	(11)	23
Change in other current assets and liabilities	(28)	(14)	(21)
Net	$(39)	$104	$21

Cash paid during the period for:
Interest	$122	$72	$71
Income taxes	$116	$136	$98
Non-cash financing activities:
Stock compensation plans	$13	$13	$15
Conversion of preferred stock into common stock	$372	$139	$—
Conversion of preferred dividends into common stock	$3	$1	$—
Dividends on preferred stock accrued not paid	$—	$4	$8
Per share preferred dividends not paid	$—	$1.00	$1.00

Note 8.  Stockholders' Equity

Preferred Stock

Issuance and dividends — We issued 2.5 million shares of our Series A Preferred and 5.4 million shares of our Series B Preferred on January 31, 2008. The Series A Preferred was sold to Centerbridge Partners, L.P. and certain of its affiliates (Centerbridge). The Series B Preferred was sold to certain other investors. Our 4.0% Series A Convertible Preferred Stock ceased accruing daily dividends as a result of redemption in August 2013. Our 4.0% Series B Convertible Preferred Stock ceased accruing daily dividends as a result of the conversion of all of the remaining outstanding shares on September 30, 2014.

In October 2014, we filed a certificate of elimination to amend the Restated Certificate of Incorporation to return the preferred shares that were designated to a series to the status of authorized but unissued shares of preferred stock, without designation as to series. There were no preferred shares outstanding at December 31, 2014. Preferred dividends of $4 were accrued at December 31, 2013.

Series A Preferred stock redemption — In August 2013, we paid $474 to redeem our Series A preferred shares, including $3 of redemption costs. The amount paid exceeded the $242 carrying value of our Series A preferred stock. The $232 redemption premium was charged directly to accumulated deficit on our balance sheet. The redemption premium is treated like a dividend on preferred stock and deducted from net income attributable to the parent company in arriving at net income (loss) available to common stockholders.

Series B Preferred stock conversions — During 2014 and 2013, holders of 2,296,802 and 1,417,425 Series B preferred shares elected to convert those preferred shares into common stock and received 19,517,593 and 11,985,254 common shares. The common stock issued included shares to satisfy the accrued dividends owed to the converting Series B preferred stockholders. Based on the market price of Dana common stock on the date of conversion, the fair value of the conversions totaled $409 and $249. As of July 2, 2014, the per share closing price of our common stock exceeded $22.24 for 20 consecutive trading days. As a result, we exercised our right to cause the conversion of all of the remaining outstanding Series B preferred shares at the conversion price of $11.93 upon fulfillment of the required 90-day notice period ending September 30, 2014. We caused the conversion of 1,506,972 Series B shares with holders receiving 12,631,780 common shares valued at $250 based on the market price of Dana common stock on the date of conversion. Dividends accrued on the Series B preferred shares as of September 30, 2014 were paid in cash in October 2014.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At December 31, 2014, there were 167,659,047 shares of our common stock issued and 166,070,057 shares outstanding, net of 1,588,990 in treasury shares. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our share-based compensation plan in addition to share repurchases noted below.

Our Board of Directors declared a cash dividend of five cents per share of common stock in each quarter of 2014. Aggregate 2014 declared and paid dividends total $32. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Treasury stock — During 2014 we reissued 14,879,935 shares of treasury stock in conjunction with the conversion of 1,772,693 Series B preferred shares into common stock. The reissuance of the treasury shares resulted in a $127 charge to additional paid-in capital as the carrying value of the treasury shares reissued exceeded the carrying value of the Series B preferred shares converted. We use the weighted-average pool price of our treasury shares at the date of reissuance to determine the carrying value of treasury shares reissued. In December 2014, we retired 14,600,000 shares of treasury stock. The $294 excess of the cost of the treasury stock over the common stock par value, based on the weighted-average pool price of our treasury shares at the date of retirement, was charged to additional paid-in capital.

Share repurchase program — Our Board of Directors approved an expansion of our existing common stock repurchase program from $1,000 to $1,400 on July 30, 2014. The share repurchase program expires on December 31, 2015. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we spent $260 to repurchase 12,215,451 shares of our common stock during 2014 through open market transactions. Approximately $311 remained available under the program for future share repurchases at December 31, 2014.

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$(192)	$(10)	$10	$(458)	$(650)
Other comprehensive income (loss):
Currency translation adjustments	(6)				(6)
Holding gains		9	1		10
Reclassification of amount to net income (a)		7			7
Plan amendments				(6)	(6)
Net actuarial losses				(174)	(174)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				14	14
Tax (expense) benefit		(3)	1	14	12
Other comprehensive loss	(6)	13	2	(152)	(143)
Balance, December 31, 2012	(198)	3	12	(610)	(793)
Other comprehensive income (loss):
Currency translation adjustments	(40)				(40)
Holding gains (losses)		4	(1)		3
Reclassification of amount to net income (a)		(8)	(8)		(16)
Venezuelan bolivar devaluation				2	2
Net actuarial gains				101	101
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				24	24
Tax expense				(5)	(5)
Other comprehensive income (loss)	(40)	(4)	(9)	122	69
Adjustment for purchase of noncontrolling interests	(4)	1			(3)
Balance, December 31, 2013	(242)	—	3	(488)	(727)
Other comprehensive income (loss):
Currency translation adjustments	(185)				(185)
Holding gains (losses)		(12)	3		(9)
Reclassification of amount to net income (a)		2	(1)		1
Venezuelan bolivar devaluation				4	4
Net actuarial losses				(156)	(156)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				60	60
Other				3	3
Tax benefit		1		11	12
Other comprehensive income (loss)	(185)	(9)	2	(78)	(270)
Balance, December 31, 2014	$(427)	$(9)	$5	$(566)	$(997)
___________________________________________________
Notes:
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

Note 9.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2014	2013	2012
Income from continuing operations	$343	$261	$315
Less: Noncontrolling interests	9	16	15
Less: Preferred stock dividend requirements	7	25	31
Less: Preferred stock redemption premium		232
Income (loss) from continuing operations available to common stockholders - Numerator basic	327	(12)	269
Preferred stock dividend requirements	7		31
Numerator diluted	$334	$(12)	$300

Net income (loss) available to common stockholders - Numerator basic	$312	$(13)	$269
Preferred stock dividend requirements	7		31
Numerator diluted	$319	$(13)	$300

Weighted-average number of shares outstanding - Denominator basic	158.0	146.4	148.0
Employee compensation-related shares, including stock options	1.2		2.0
Conversion of preferred stock	14.3		64.7
Denominator diluted	173.5	146.4	214.7

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.3 million and 1.1 million CSEs from the calculations of diluted earnings per share for the years 2013 and 2012 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 1.5 million for 2013 since there was no net income available to common stockholders for this period.

We excluded 12.2 million shares related to the assumed conversion of our Series A preferred stock for 2013 and 39.9 million shares related to the assumed conversion of our Series B preferred stock for 2013, along with the adjustment for the related dividend requirements, as the conversions would have been anti-dilutive for the period.

Note 10.  Stock Compensation

2012 Omnibus Incentive Plan

Our 2012 Omnibus Incentive Plan (the Plan), as approved by our stockholders, authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and performance share units (PSUs) through April 2022. Cash-settled awards do not count against the maximum aggregate number. At December 31, 2014, there were 5.0 million shares available for future grants.

Award activity — (shares in millions)

	Options		SARs		RSUs		PSUs
		Weighted- Average		Weighted- Average		Weighted- Average Grant-Date		Weighted- Average Grant-Date
Outstanding at	Shares	Exercise Price	Shares	Exercise Price	Shares	Fair Value	Shares	Fair Value
December 31, 2013	2.6	$13.85	0.5	$15.46	1.3	$16.29	—	$—
Granted					0.7	21.20	0.3	24.36
Exercised or vested	(0.6)	11.48	(0.1)	16.49	(0.4)	16.99
Forfeited or expired	(0.1)	15.89			(0.1)	14.91
December 31, 2014	1.9	$14.46	0.4	$15.18	1.5	$18.18	0.3	$24.36

	2014	2013	2012
Weighted-average per share grant-date fair value
Stock options	N/A	$7.46	$7.88
SARs	N/A	7.45	7.84
Intrinsic value of awards exercised or vested
Stock options / SARs	$7	$14	$18
RSUs / PSUs	8	5	11

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For options and SARs, we use an option-pricing model to estimate fair value. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $6 and $5 for cash-settled awards at December 31, 2014 and 2013.

We recognized total stock compensation expense of $16, $16 and $19 during 2014, 2013 and 2012. The total fair value of awards vested during 2014, 2013 and 2012 was $13, $10 and $18. We received $7, $15 and $10 of cash from the exercise of stock options and we paid $2, $4 and $2 of cash to settle SARs, RSUs and PSUs during 2014, 2013 and 2012. We issued 0.3 million in RSUs in 2014 based on vesting. At December 31, 2014, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $20. This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

We estimated fair values for options and SARs at the date of grant using the following key assumptions as part of the Black-Scholes option pricing model. The expected term was estimated using the simplified method because the limited period of time our common stock had been publicly traded provided insufficient historical exercise data. The risk-free rate was based on U.S. Treasury security yields at the time of grant. The dividend yield was calculated by dividing the expected annual dividend by the average stock price of our common stock over the prior year. The expected volatility was estimated using a combination of the historical volatility of similar entities and the implied volatility of our exchange-traded options.

	Options		SARs
	2013	2012	2013	2012
Expected term (in years)	6.00	6.00	6.00	6.00
Risk-free interest rate	1.07%	1.24%	1.07%	1.24%
Dividend yield	1.41%	1.33%	1.41%	1.33%
Expected volatility	55.80%	59.90%	55.80%	59.90%

Restricted stock units and performance shares units — Each RSU or PSU granted represents the right to receive one share of Dana common stock or, at the election of Dana (for units awarded to board members) or for employees located outside the U.S. (for employee awarded units), cash equal to the market value per share. All RSUs contain dividend equivalent rights. RSUs granted to non-employee directors vest on the first anniversary date of the grant and those granted to employees generally cliff vest fully after three years. PSUs granted to employees are awarded if specified performance goals are achieved during the respective performance period.

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

Outstanding awards expected to vest and exercisable or convertible at December 31, 2014 — (shares in millions)

	Equity Awards Outstanding Expected to Vest				Equity Awards Outstanding That are Exercisable or Convertible
			Weighted-Average				Weighted-Average
	Shares	Aggregate Intrinsic Value	Exercise Price	Remaining Contractual Life in Years	Shares	Aggregate Intrinsic Value	Exercise Price	Remaining Contractual Life in Years
Options / SARs	2.3	$16	$14.56	6.9	1.4	$12	$13.64	6.3
RSUs / PSUs	1.8	39	—	1.3	0.1	1	—	0.2

Annual cash incentive awards — Our 2012 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are based on achieving certain financial target performance goals. The performance goals of the plan are established annually by the Board of Directors.

Under the 2014, 2013 and 2012 programs, participants were eligible to receive annual cash awards based on achieving earnings and cash flow performance goals, with our 2013 program also including a component based on reduction of inventory days. Our long-term incentive programs include a performance-based cash award that consists of three individual annual awards with the related annual performance objectives established at the beginning of each year. Amounts earned under the three individual annual awards of the 2014, 2013 and 2012 long-term incentive programs cliff vest at the end of the respective three year periods covered by the long-term incentive programs. Our 2014, 2013 and 2012 long-term incentive programs included a cash-settled component which provided for payment if we achieved a certain return on invested capital. We accrued $44, $47 and $40 of expense in 2014, 2013 and 2012 for the expected cash payments under these programs.

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

Components of net periodic benefit costs and other amounts recognized in OCI —

	Pension Benefits
	2014		2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$80	$11	$74	$11	$85	$12
Expected return on plan assets	(111)	(1)	(117)	(1)	(111)	(1)
Service cost		6		6		5
Amortization of net actuarial loss	16	3	20	4	14
Settlement loss	36	6
Other	(5)	(1)
Net periodic benefit cost (credit)	16	24	(23)	20	(12)	16

Recognized in OCI:
Amount due to net actuarial (gains) losses	93	53	(88)	(1)	131	51
Prior service cost from plan amendments						6
Reclassification adjustment for net actuarial losses in net periodic benefit cost	(52)	(9)	(20)	(4)	(14)
Venezuelan bolivar devaluation		(4)		(2)
Other	(2)	(1)
Total recognized in OCI	39	39	(108)	(7)	117	57
Net recognized in benefit cost and OCI	$55	$63	$(131)	$13	$105	$73

	OPEB - Non-U.S.
	2014	2013	2012
Interest cost	$5	$5	$5
Service cost	1	1	1
Amortization of net actuarial gain	(1)
Net periodic benefit cost	$5	$6	$6

Recognized in OCI:
Amount due to net actuarial (gains) losses	10	(12)	(8)
Reclassification adjustment for amortization of net actuarial gain	1
Total recognized in OCI	11	(12)	(8)
Net recognized in benefit cost and OCI	$16	$(6)	$(2)

Our U.S. defined benefit pension plans are frozen and no additional service cost is being accrued. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into benefit cost in 2015 is $20 for our U.S. plans and $7 for our non-U.S. plans. We use the corridor approach for purposes of systematically amortizing deferred gains or losses as a component of net periodic benefit cost into the income statement in future reporting periods. The amortization period used is generally the average remaining service period of active participants in the plan unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of the inactive participants. No portion of the estimated net actuarial gain related to OPEB plans will be amortized from AOCI into benefit cost in 2015.

During the third quarter of 2012, we recorded a $6 charge to OCI for the prior service cost of a plan amendment resulting from a change in the Venezuelan labor code. This prior service cost was being amortized as a component of net periodic pension cost over the average future service period of active participants. The divestiture of our operations in Venezuela will result in the elimination of the related unrecognized pension expense of $11, which includes the unamortized prior service cost.

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits
	2014		2013		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2014	2013
Reconciliation of benefit obligation:
Obligation at beginning of period	$1,805	$313	$2,061	$309	$112	$132
Interest cost	80	11	74	11	5	5
Service cost		6		6	1	1
Actuarial (gain) loss	212	54	(200)	(1)	10	(12)
Benefit payments	(124)	(16)	(130)	(15)	(6)	(6)
New plans		16
Settlements	(133)	(7)		(2)
Other	(17)	(11)
Translation adjustments		(41)		5	(12)	(8)
Obligation at end of period	$1,823	$325	$1,805	$313	$110	$112

The amounts included on the Other line of the preceding table represent the error correction discussed in Note 1 to these consolidated financial statements and the reclassification of the amount related to our operations in Venezuela to noncurrent liabilities of disposal group held for sale as discussed in Note 2.

	Pension Benefits
	2014		2013		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2014	2013
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$1,649	$42	$1,734	$42	$—	$—
Actual return on plan assets	230	2	5	1
Employer contributions		16	40	17	6	6
Benefit payments	(124)	(16)	(130)	(15)	(6)	(6)
Settlements	(133)	(7)		(2)
New plans		18
Asset reversion		(6)
Translation adjustments		(5)		(1)
Fair value at end of period	$1,622	$44	$1,649	$42	$—	$—

Funded status at end of period	$(201)	$(281)	$(156)	$(271)	$(110)	$(112)

Amounts recognized in the balance sheet —

	Pension Benefits
	2014		2013		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2014	2013
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$—	$3	$1	$7	$—	$—
Current liabilities		(10)		(11)	(5)	(6)
Noncurrent liabilities	(201)	(274)	(157)	(267)	(105)	(106)
Net amount recognized	$(201)	$(281)	$(156)	$(271)	$(110)	$(112)

Amounts recognized in AOCI —

	Pension Benefits
	2014		2013		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2014	2013
Amounts recognized in AOCI:
Net actuarial loss (gain)	$491	$103	$452	$58	$(9)	$(20)
Prior service cost		3		10
Gross amount recognized	491	106	452	68	(9)	(20)
Deferred tax benefits		(25)		(16)	3	5
Noncontrolling and equity interests				(1)
Net amount recognized	$491	$81	$452	$51	$(6)	$(15)

We initiated a program in September 2014 under which certain former U.S. employees with vested pension benefits were offered lump sum payments to settle their pension obligations. The same participants were also offered the option to begin receiving monthly benefits soon after the program ended – earlier than previously allowed under the related plans. This voluntary program ended in early November with 71% of the participants in the program accepting accelerated payments. The lump sum payments were made in December. Together with routine settlements occurring in the U.S. throughout 2014, these actions resulted in the distribution of plan assets of $133 to effect settlement of the related obligations. We charged earnings for $36 to write off a pro rata portion of the cumulative actuarial loss related to the settled obligations. Because of differences in valuation methods, the reduction in pension obligations exceeded the assets distributed by $38, which was credited to other comprehensive income as a component of the actuarial loss for 2014.

During the fourth quarter of 2014, a defined benefit pension plan in Canada distributed the remainder of its assets in accordance with the related agreement. We incurred a charge of $6 to write off the remaining unrecognized pension expense related to this plan.

The other elements of the 2014 actuarial loss resulted from changes in assumptions and investment returns. Reducing our discount rate at the end of 2014 caused an increase in the U.S. pension benefit obligation and an actuarial loss of $165. During the fourth quarter of 2014, the Society of Actuaries (SOA) issued new mortality tables (RP-2014) and mortality improvement scales (MP-2014). After studying our recent experience and evaluating the new tables, we adopted the RP-2014 Blue Collar table for hourly participants and the No Collar table for salaried participants in our U.S. plans. With respect to the improvement scales, the SOA had projected improvement from the beginning of 2008 after analyzing historical data through 2007. We compared actual experience for years after 2007 to the improvement projected in MP-2014 and, in concert with our actuarial advisers, considered other relevant data before concluding that a 0.75% long-term improvement rate (LTIR) for periods beginning with 2014 was appropriate and that the LTIR would be attained by 2020, sooner than the period assumed in MP-2014. Adopting the new mortality assumptions in 2014 caused an increase in our pension obligations and an actuarial loss of $83. The actual return on U.S. plan assets provided a partial offset to these losses as it exceeded the assumed return by $119.

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$—	$14	$15	$14
Projected benefit obligation		14	15	15
Fair value of plan assets		16	16	22
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	1,823	283	1,790	266
Projected benefit obligation	1,823	311	1,790	298
Fair value of plan assets	1,622	28	1,633	20

At December 31, 2014, benefit obligations of $268 for certain non-U.S. pension plans and $110 for OPEB benefits are in plans that are not required to be funded.

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2014
		U.S.				Non-U.S.
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserv-able Inputs	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserv-able Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. all cap (a)	$76	$76	$—	$—	$—	$—	$—
U.S. large cap	76	76
U.S. small cap	22	22
EAFE composite	139	139
Emerging markets	78	75			3
Fixed income securities:
U.S. core bonds (b)	132		132
Corporate bonds	500		500
U.S. Treasury strips	263		263
Non-U.S. government securities	25					25
Emerging market debt	69		69
Alternative investments:
Hedge fund of funds (c)	87			87
Insurance contracts (d)	10						10
Real estate	50			50
Other (e)	(3)		(3)
Cash and cash equivalents	142		136			6
Total	$1,666	$388	$1,097	$137	$3	$31	$10

		Fair Value Measurements at December 31, 2013
		U.S.			Non-U.S.
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Equity securities:
U.S. all cap (a)	$90	$90	$—	$—	$—	$—
U.S. large cap	72	72
EAFE composite	155	155
Emerging markets	76	76
Fixed income securities:
U.S. core bonds (b)	203		203
Corporate bonds	494		494
U.S. Treasury strips	207		207
Non-U.S. government securities	11				11
Emerging market debt	81		81
Alternative investments:
Hedge fund of funds (c)	83			83
Insurance contracts (d)	11					11
Real estate	48			48
Other (e)	(28)		(34)		6
Cash and cash equivalents	188		174		14
Total	$1,691	$393	$1,125	$131	$31	$11
________________________________
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

(d)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

(e)	Other assets in the U.S. represent interest rate derivatives which had a market value of $(3) at December 31, 2014 and $(34) at December 31, 2013.

	2014			2013
	U.S.		Non-U.S.	U.S.		Non-U.S.
Reconciliation of Level 3 Assets	Hedge fund of funds	Real Estate and Other	Insurance contract	Hedge fund of funds	Real Estate and Other	Insurance contract
Fair value at beginning of period	$83	$48	$11	$78	$46	$9
Unrealized gains (losses) relating to:
Assets sold during the period
Assets still held at the reporting date	4	5		8	4	2
Purchases, sales and settlements		(3)	(1)	(3)	(2)
Fair value at end of period	$87	$50	$10	$83	$48	$11

Valuation Methods

Equity securities — The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the value of the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Fixed income securities — The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the value of the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

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

The allocations among portfolios may be adjusted to meet changing objectives and constraints. We expect that as the funded status of the plans changes, we will increase or decrease the size of the Growth Portfolio in order to manage the risk of losses in the plan. As of December 31, 2014, the Growth Portfolio (U.S. and non-U.S. equities, core and high-yield fixed income, hedge fund of funds, real estate, emerging market debt and cash) comprises 46% of total assets, the Immunizing Portfolio (long duration U.S. Treasury strips, corporate bonds and cash) comprises 53% and the Liquidity Portfolio (cash and short-term securities) comprises 1%. During 2014, the mid-points of the target ranges were 45.5% for the Growth Portfolio, 53.5% for the Immunizing Portfolio and 5% for the Liquidity Portfolio.

Significant assumptions — The significant weighted-average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2014		2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	3.81%	3.75%	4.63%	4.15%	3.77%	3.93%
Net periodic benefit cost:
Discount rate	4.63%	4.15%	3.77%	3.93%	4.57%	4.98%
Rate of compensation increase	N/A	3.77%	N/A	3.73%	N/A	3.14%
Expected return on plan assets	7.00%	3.41%	7.00%	3.35%	7.00%	3.74%

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

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 7.00% expected return on asset assumption for 2015 for our U.S. plans, the same rate we used for 2014.

The significant weighted-average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2014	2013	2012
	Non-U.S.	Non-U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	3.84%	4.65%	3.90%
Net periodic benefit cost:
Discount rate	4.65%	3.90%	4.18%
Initial health care costs trend rate	5.91%	6.11%	6.40%
Ultimate health care costs trend rate	5.02%	5.03%	5.02%
Year ultimate reached	2018	2018	2018

The discount rate selection process was similar to the process used for the pension plans. Assumed health care cost trend rates have a significant effect on the health care obligation. To determine the trend rates, consideration is given to the plan design, recent experience and health care economics.

A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2014:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on OPEB obligations	14	(12)

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the period 2020 through 2024 are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	Non-U.S.
2015	$132	$14	$5
2016	127	15	6
2017	123	16	6
2018	120	16	6
2019	116	16	6
2020 to 2024	555	113	30
Total	$1,173	$190	$59

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. Projected contributions to be made during 2015 to the defined benefit pension plans are $13 for our non-U.S. plans. Based on the current funded status of our U.S. plans, there are no minimum contributions required for 2015.

Multiemployer pension plans — We participate in the Steelworkers Pension Trust (SPT) multiemployer pension plan which provides pension benefits to substantially all of our U.S. union-represented employees. We also have a small participation in the IAM National Pension Fund. Benefit levels are set by trustees who manage the plans. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreement expires May 31, 2017. The trustees of the SPT have provided us with the latest data available for the plan year ended December 31, 2014. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers as a result of our participation in the plan. Contribution rates could increase if the plan is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. If we choose to stop participating in the plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Pension Protection Act (PPA) defines a zone status for each plan. Plans in the green zone are at least 80% funded, plans in the yellow zone are at least 65% funded and plans in the red zone are generally less than 65% funded. The SPT plan has utilized extended amortization provisions to amortize its losses from 2008. The plan recertified its zone status after using the extended amortization provisions as allowed by law. The SPT plan has not implemented a funding improvement or rehabilitation plan, nor are such plans pending. Our contributions to the SPT have not exceeded 5% of the total contributions to the plan. Contributions in 2014 increased by approximately 5% after decreasing in 2013 as a result of plant closings and decreased employment levels.

	Employer Identification Number/ Plan Number	PPA Zone Status		Funding Plan Pending/ Implemented	Contributions by Dana			Surcharge Imposed
Pension Fund		2014	2013		2014	2013	2012
SPT	23-6648508 / 499	Green	Green	No	$9	$9	$10	No

Note 12.  Marketable Securities

	2014			2013
	Cost	Unrealized Gains (Losses)	Fair Value	Cost	Unrealized Gains (Losses)	Fair Value
U.S. government securities	$38	$—	$38	$27	$—	$27
Corporate securities	36		36	30	(1)	29
Certificates of deposit	23		23	21		21
Other	67	5	72	31	2	33
Total marketable securities	$164	$5	$169	$109	$1	$110

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $32, $64 and $1 at December 31, 2014.

Note 13.  Financing Agreements

Long-term debt at December 31 —

	Interest Rate	2014	2013
Senior Notes due February 15, 2019	6.500%	$55	$400
Senior Notes due February 15, 2021	6.750%	350	350
Senior Notes due September 15, 2021	5.375%	450	450
Senior Notes due September 15, 2023	6.000%	300	300
Senior Notes due December 15, 2024	5.500%	425
Other indebtedness		79	99
Total		1,659	1,599
Less: current maturities		46	32
Total long-term debt		$1,613	$1,567

Other indebtedness includes borrowings from various financial institutions and capital lease obligations.

Scheduled principal payments on long-term debt as of December 31, 2014 —

	2015	2016	2017	2018	2019	Thereafter	Total
Debt maturities	$46	$42	$21	$5	$17	$1,528	$1,659

Senior notes — In December 2014, we completed the sale of $425 in senior unsecured notes. Interest on the December 2024 Notes is payable on June 15 and December 15 of each year beginning on June 15, 2015. Net proceeds of the offering totaled $418. Financing costs of $7 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The proceeds from the offering are being used to redeem our February 2019 Notes. See senior notes redemption discussion below.

We may redeem some or all of the December 2024 Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on December 15 of the years set forth below:

Redemption Price
December
Year	2024 Notes
2019	102.750%
2020	101.833%
2021	100.917%
2022	100.000%
2023	100.000%

Prior to December 15, 2019, we may redeem some or all of the December 2024 Notes at a price equal to the principal amount thereof, plus accrued and unpaid interest, plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and the risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

At any time prior to December 15, 2017, we may redeem up to 35% of the original aggregate principal amount of the December 2024 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 105.500% of the principal amount of such notes, plus accrued and unpaid interest thereon, provided that at least 50% of the original aggregate principal amount of the December 2024 Notes remains outstanding after giving effect to any such redemption.

In July 2013, we completed the sale of $750 in senior unsecured notes. Interest on the September 2021 Notes and September 2023 Notes is payable on March 15 and September 15 of each year beginning on March 15, 2014. Net proceeds of the offering totaled $734. Financing costs of $16 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. A portion of the net proceeds from the offering were used to repurchase all of our outstanding Series A preferred stock and to fund an accelerated common share repurchase transaction. The remaining net proceeds will be used to fund our previously authorized share repurchase program and for other general corporate purposes.

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

Interest on our February 2019 Notes and the February 2021 Notes is payable on February 15 and August 15 of each year beginning on August 15, 2011. We may redeem some or all of the February 2019 Notes and the February 2021 Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on February 15 of the years set forth below:

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

Senior notes redemption — During December 2014 we redeemed $345 of our February 2019 Notes pursuant to a tender offer at a weighted average price equal to 104.116% plus accrued and unpaid interest. The $19 loss on extinguishment of debt was charged to other income, net and includes the redemption premium and transaction costs associated with the tender offer and the write off of $4 of previously deferred financing costs associated with the February 2019 Notes.

On December 9, 2014 we elected to redeem $40 of our February 2019 Notes effective January 8, 2015 at a price equal to 103.000% plus accrued and unpaid interest. The notes redeemed on January 8, 2015 have been included in current portion of long-term debt as of December 31, 2014. On February 13, 2015 we elected to redeem the remaining $15 of our February 2019 Notes effective March 16, 2015 at a price equal to 103.250% plus accrued and unpaid interest.

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

There were no borrowings under the revolving facility at December 31, 2014 but we had utilized $44 for letters of credit. Based on our borrowing base collateral of $347, we had potential availability at December 31, 2014 under the revolving facility of $303 after deducting the outstanding letters of credit.

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

Debt covenants — At December 31, 2014, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 14.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Inputs Observable	Significant Inputs Unobservable
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Marketable securities - current asset	$169	$72	$97	$—
Currency forward contracts - current asset	2		2
Currency forward contracts - current liability	11		11
Currency swaps - current asset	—		—
Currency swaps - current liability	9		9

December 31, 2013
Notes receivable - current asset	$75	$—	$75	$—
Marketable securities - current asset	110	33	77
Currency forward contracts - current asset	3		3
Currency forward contracts - current liability	2		2
Currency swaps - noncurrent asset	2		2
Currency swaps - noncurrent liability	2		2

Changes in Level 3 recurring fair value measurements —

Notes receivable, including current portion	2014	2013	2012
Beginning of period	$—	$129	$116
Accretion of value (interest income)		11	14
Payment received and other		(61)	(1)
Unrealized loss (OCI)		(4)
Transfer out (to Level 2)		(75)
End of period	$—	$—	$129

During January 2014, we sold our interest in a payment-in-kind callable note to a third party for $75. Accordingly, we reclassified the note to current assets and, with observable market value readily available, we reduced the unrealized gain and transferred the note from Level 3 to Level 2 at December 31, 2013.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,580	$1,643	$1,500	$1,567
Other indebtedness	79	77	99	98
Total	$1,659	$1,720	$1,599	$1,665

The fair value of our senior notes is estimated based upon a market approach (Level 2) while the fair value of our other indebtedness is based upon an income approach (Level 2). See Note 13 for additional information about financing arrangements.

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $296 and $252 as of December 31, 2014 and December 31, 2013. The total notional amount of outstanding foreign currency swaps was $10 as of December 31, 2014, compared to $297 as of December 31, 2013. The following foreign currency derivatives were outstanding at December 31, 2014 and 2013:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
December 31, 2014:
U.S. dollar	Mexican peso, Euro	$107	$3	$110	Mar-16
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	69	19	88	Jun-16
British pound	U.S. dollar, Euro	20	2	22	Mar-16
Swedish krona	Euro	17		17	Mar-16
South African rand	U.S. dollar, Euro		14	14	Jun-15
Thai baht	U.S. dollar, Australian dollar		21	21	Nov-15
Brazilian real	U.S. dollar, Euro		12	12	Nov-15
Indian rupee	U.S. dollar, British pound, Euro		12	12	Nov-15
Total forward contracts		213	83	296

Indian rupee	U.S. dollar	—	10	10	Jun-15
Canadian dollar	Euro			—
Total currency swaps		—	10	10
Total foreign currency derivatives		$213	$93	$306

December 31, 2013:
U.S. dollar	Mexican peso	$97	$—	$97	Dec-14
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee	54	19	73	Dec-14
British pound	U.S. dollar, Euro	19	1	20	Dec-14
Swedish krona	Euro	14	1	15	Dec-14
South African rand	U.S. dollar		8	8	Mar-14
Thai baht	U.S. dollar, Australian dollar		28	28	Oct-14
Indian rupee	U.S. dollar, British pound, Euro		11	11	Jun-14
Total forward contracts		184	68	252

U.S. dollar	Canadian dollar, Euro		147	147	Feb-15
Canadian dollar	Euro		150	150	Mar-14
Total currency swaps		—	297	297
Total foreign currency derivatives		$184	$365	$549

During the second quarter of 2014, concurrent with the cancellation of our Canadian dollar-denominated intercompany loan and one of our Euro-denominated intercompany loans, we terminated $225 of associated currency swaps. During the fourth quarter of 2014, concurrent with the refinancing of certain intercompany loans, we terminated the remainder of our U.S. dollar-Euro currency swaps. The liabilities associated with a portion of the terminated swaps had not been settled at December 31, 2014 and are presented in the Fair value measurements on a recurring basis table above. No portion of the fair value of these terminated swaps had been deferred in accumulated other comprehensive income (AOCI). During the fourth quarter of

2014, to mitigate the risk associated with another intercompany loan, we also executed a currency swap involving the exchange of U.S. dollars and Indian rupees.

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

Amounts to be reclassified to earnings — Deferred gains or losses, which are reported in AOCI, are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to December 31, 2014 market rates. Deferred losses of $10 at December 31, 2014 are expected to be reclassified to earnings during the next twelve months. Amounts deferred were not significant at December 31, 2013. See Note 8 for additional details.

Note 15.  Commitments and Contingencies

Asbestos personal injury liabilities — As part of our reorganization in 2008, assets and liabilities associated with personal injury asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company. The assets of DCLLC include insurance rights relating to coverage against these liabilities, marketable securities and other assets which are considered sufficient to satisfy its liabilities. DCLLC had approximately 25,000 active pending asbestos personal injury liability claims at both December 31, 2014 and December 31, 2013. DCLLC had accrued $81 for indemnity and defense costs for settled, pending and future claims at December 31, 2014, compared to $88 at December 31, 2013. A fifteen-year time horizon was used to estimate the value of this liability.

At December 31, 2014, DCLLC had recorded $52 as an asset for probable recovery from insurers for the pending and projected asbestos personal injury liability claims, compared to $55 recorded at December 31, 2013. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. DCLLC has coverage agreements in place with insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount DCLLC would expect to recover if the accrued indemnity and defense costs were paid in full.

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

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at December 31, 2014 and 2013, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $7 at December 31, 2014 and $9 at December 31, 2013. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from an insurer of $1 at both dates.

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

In November 2013, we received an arbitration notice from Sypris Solutions, Inc. (Sypris), our largest supplier, concerning the existing long-term supply agreement that expired on December 31, 2014. Sypris also alleges that the companies entered into a new binding long-term supply agreement in July 2013.  Dana has filed suit against Sypris requesting declaratory judgment relating to the Sypris claim that it entered into a new supply agreement with Dana in July 2013. These actions were pending as of the end of 2014.  We dispute the Sypris claims and believe they are without merit.

Lease commitments — Cash obligations under future minimum rental commitments under operating leases and net rental expense are shown in the table below. Operating lease commitments are primarily related to facilities.

	2015	2016	2017	2018	2019	Thereafter	Total
Lease commitments	$35	$30	$23	$14	$11	$43	$156

	2014	2013	2012
Rent expense	$51	$58	$63

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

Changes in warranty liabilities —

	2014	2013	2012
Balance, beginning of period	$54	$66	$72
Amounts accrued for current period sales	19	17	20
Adjustments of prior estimates	18	6	4
Settlements of warranty claims	(41)	(34)	(31)
Currency impact	(3)	(1)	1
Balance, end of period	$47	$54	$66

In 2007, we were notified of an alleged quality issue at a foreign subsidiary of Dana that produced engine coolers for a unit of Sogefi SpA (Sogefi) that were used in modules supplied to Volkswagen.  In December 2014, we reached settlement agreements with Sogefi and their insurance carriers resulting in a charge to warranty expense that was not material.

Note 17.  Income Taxes

Income tax expense (benefit) attributable to continuing operations —

	2014	2013	2012
Current
U.S. federal and state	$(5)	$23	$18
Non-U.S.	134	106	113
Total current	129	129	131

Deferred
U.S. federal and state	(177)	(1)
Non-U.S.	(22)	(9)	(80)
Total deferred	(199)	(10)	(80)
Total expense (benefit)	$(70)	$119	$51

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income from continuing operations before income taxes —

	2014	2013	2012
U.S. operations	$175	$151	$77
Non-U.S. operations	85	217	287
Income before income taxes	$260	$368	$364

Income tax audits — We conduct business globally and, as a result, file income tax returns in multiple jurisdictions that are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 2009. The U.S. federal income tax audits for 2011 and 2012 are expected to conclude in the first quarter of 2015, resulting in no incremental cash taxes.

We are currently under audit by U.S. and foreign authorities for certain taxation years. When the issues related to these periods are settled, the total amounts of unrecognized tax benefits for all open tax years may be modified. We accrued tax reserves of $2 in 2014, $6 in 2013 and $4 in 2012 for an uncertain tax position in Italy. Audit outcomes and the timing of the audit settlements are subject to uncertainty and we cannot make an estimate of the impact on our financial position at this time.

Effective tax rate reconciliation for continuing operations —

	2014	2013	2012
U.S. federal income tax rate	35%	35%	35%
Adjustments resulting from:
State and local income taxes, net of federal benefit	1
Non-U.S. income	(6)	(4)	(4)
Non-U.S. tax incentives	(4)	(4)	(5)
Non-U.S. withholding taxes on undistributed earnings of non-U.S. operations	4	5	4
Settlement and return adjustments	3	1	2
Miscellaneous items		1	(1)
Valuation allowance adjustments	(60)	(2)	(17)
Effective income tax rate for operations	(27)%	32%	14%

The income tax rate varies from the U.S. federal statutory rate of 35% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

In 2014, income tax expense in the U.S. was reduced by $179 for release of valuation allowances for income forecasted to be realized in 2015 in connection with certain tax planning actions expected to be completed in 2015. No tax benefit has been recognized on a charge of $80 in 2014 relating to the divestiture of our Venezuela operations due to the existence of a valuation allowance, resulting in an increase in the effective tax rate. Valuation allowance releases of $34 in Canada and $20 in the U.K. favorably impacted the 2012 effective rate.

In 2013, income tax expense was reduced by $7 for the impact of new tax legislation and tax rate changes outside the U.S. Additionally, non-U.S. income in each of the three years contributed to an effective tax rate of less than 35% due to lower statutory tax rates in the countries where we operate outside the U.S.

Foreign income repatriation — We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized net expense of $3, $8 and $7 for 2014, 2013 and 2012 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also accrued withholding taxes of $7, $13 and $10 during 2014, 2013 and 2012 related to the actual transfer of funds to the U.S. and between foreign subsidiaries.

The earnings of our non-U.S. subsidiaries will likely be repatriated to the U.S. in the form of repayments of intercompany borrowings and distributions from earnings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $574 at the end of 2014. Included in this amount are intercompany loans and related interest accruals with an equivalent value of $36 which are denominated in a foreign currency and considered to be permanently invested.

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

At December 31, 2014, we continue to carry a valuation allowance against certain deferred tax assets in the U.S. because, on a more likely than not basis, we have concluded that a significant portion of the U.S. deferred tax assets are not expected to be realized. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than projections of future profitability that are dependent on actions that have not taken place as of the assessment date. We also consider the pro forma effects on historical profitability of actions that have occurred through the year of assessment and objectively verifiable effects of material forecasted events that have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable and the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013. We also consider the pro forma historical and prospective effects of tax planning strategies expected to be implemented. Our 2014 assessment considered the effects of certain tax planning actions which will be completed in 2015. A sustained return to profitability, after giving pro forma effect to implemented actions, planned actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released.

In 2015, we expect to generate taxable income associated with certain tax planning actions. The gain and related income associated with these actions are estimated to generate tax of $179. Although the actual gain and operating income may differ from the current estimate, we concluded that they were objectively verifiable and reasonably estimated. While our U.S. operations have experienced improved profitability in recent years, our analysis of the income of the U.S. operations, as adjusted for pro forma effects of developments through 2014 and planned future actions, demonstrates historical losses as of December 31, 2014 with an uncertain forecast of near break-even results. Therefore, we have not achieved a level of sustained profitability that would, in our judgment, support a release of valuation allowance at December 31, 2014 beyond the $179 relating to the income previously noted. While there may be opportunity for our U.S. operations to generate profits in the future, our near-term level of profitability is uncertain. The potential long-term profitability cannot be given as much weight in our analysis given the objectively verifiable lack of sustained pro forma historical profitability and uncertainty associated with the future U.S. operations. To the extent that our operations in the U.S., after giving effect to the planned aforementioned tax actions, are profitable in 2015 and our projections of profitability beyond 2015 are sufficiently positive based upon objective and verifiable assumptions, it is reasonably possible that we could release up to $500 of the remaining valuation allowance against our U.S. deferred tax assets in the next twelve months.

During 2012, improvements in our operating results in Canada and the U.K., provided sufficient positive evidence to reduce the valuation allowances in those jurisdictions, resulting in tax benefits of $34 and $20.

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.

	2014	2013
Net operating loss carryforwards	$654	$788
Postretirement benefits, including pensions	148	123
Research and development costs	110	104
Expense accruals	57	62
Other tax credits recoverable	60	56
Capital loss carryforwards	55	65
Inventory reserves	18	17
Postemployment and other benefits	4	4
Other	25	28
Total	1,131	1,247
Valuation allowance	(728)	(982)
Deferred tax assets	403	265

Unremitted earnings	(31)	(86)
Intangibles	(41)	(52)
Depreciation	(39)	(39)
Other	(58)	(59)
Deferred tax liabilities	(169)	(236)
Net deferred tax assets	$234	$29

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating loss (NOL), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at December 31, 2014. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred Tax Asset	Valuation Allowance	Carryforward Period	Earliest Year of Expiration
Net operating losses
U.S. federal	$432	$(261)	20	2028
U.S. state	122	(114)	Various	2015
Brazil	26	(14)	Unlimited
France	13		Unlimited
Australia	33	(33)	Unlimited
U.K.	8	(4)	Unlimited
Argentina	17	(17)	5	2015
Other	3	(3)	Unlimited
Total	$654	$(446)

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets related to capital loss carryforwards of $55 which are fully offset with valuation allowances at December 31, 2014. We also have deferred tax assets of $60 related to other credit carryforwards which are offset with $57 of valuation allowances at December 31, 2014. The capital losses can be carried forward indefinitely while the other credits are generally available for 10 to 20 years with portions currently expiring. We also have a deferred tax asset of $31 related to NOLs for excess tax benefits generated upon the settlement of stock awards that increased a current year net operating loss. We cannot record the benefit of these losses in the financial statements until the losses are utilized to reduce our income taxes payable at which time we will recognize the tax benefit in equity.

The use of a portion of our $1,235 U.S. federal NOL as of December 31, 2014 is subject to limitation due to the change in ownership of our stock upon emergence from bankruptcy. Generally, the application of the relevant Internal Revenue Code (IRC) provisions will release the limitation on $84 of pre-change NOLs each year, allowing pre-change losses to offset post-change taxable income. Through further evaluation and audit adjustment, and after considering U.S. taxable income in 2014, we estimate that $677 of our U.S. federal NOLs remains subject to limitation as of December 31, 2014. The remainder of our U.S. federal NOLs represents a combination of post-change NOLs and pre-change NOLs on which the limitation has been released. However, there can be no assurance that trading in our shares will not effect another change in ownership under the IRC which would further limit our ability to utilize our available NOLs.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements, are recognized as components of income tax expense or benefit. Interest of $6 and $5 was accrued on the uncertain tax positions as of December 31, 2014 and 2013.

Reconciliation of gross unrecognized tax benefits —

	2014	2013	2012
Balance, beginning of period	$101	$108	$46
Decrease related to expiration of statute of limitations	(3)	(7)	(9)
Increase (decrease) related to prior years tax positions		(6)	63
Increases related to current year tax positions	25	6	8
Decrease related to settlements	(14)
Balance, end of period	$109	$101	$108

We anticipate that our gross unrecognized tax benefits will decrease by $13 in the next twelve months upon the expected completion of examinations in various jurisdictions. The settlement of these matters will not impact the effective tax rate. Gross unrecognized tax benefits of $61 would impact the effective tax rate if recognized. If other open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 18.  Other Income, Net

	2014	2013	2012
Interest income	$15	$25	$24
Government grants and incentives	4	3	8
Foreign exchange gain (loss)	11	(5)	(15)
Strategic transaction expenses	(3)	(4)	(10)
Write-off of deferred financing costs		(4)
Gain on sale of marketable securities		9
Recognition of unrealized gain on payment-in-kind note receivable	2	5
Insurance and other recoveries	2	13	2
Impairment of long-lived assets			(2)
Other	17	13	12
Other income, net	$48	$55	$19

Interest income decreased from 2013 as a result of selling our payment-in-kind note receivable during the first quarter of 2014. The receipt of a payment on our payment-in-kind note receivable during the second quarter of 2013 resulted in the recognition of a portion of the related unrealized gain that arose following the valuation of the note receivable below its callable value at emergence from bankruptcy. The subsequent sale of the payment-in-kind note receivable during the first quarter of 2014 resulted in the recognition of the remaining unrealized gain. See Note 14 for additional information.

During 2013 we recorded $3 of interest income as a result of a favorable legal ruling related to recovery of gross receipts tax paid in Brazil in earlier periods.

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are reported above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. As discussed in Note 1 above, effective March 31, 2014, we ceased using the official exchange rate of 6.3 and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March

31, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. After remaining relatively unchanged during the second quarter the SICAD rate declined to 12.0 bolivars per U.S. dollar at September 30, 2014, resulting in a remeasurement charge of $3 during the third quarter. During 2014 we realized gains of $8 as CENCOEX approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during 2014 we realized net gains of $14 on sales and purchases of U.S. dollars through SICAD 2 at average rates of 49.9 bolivars per U.S. dollar. The foreign exchange gains and losses associated with our Venezuelan subsidiaries are included in the segment EBITDA of our Light Vehicle operating segment. Foreign exchange loss for 2013 includes a first quarter charge of $6 resulting from the February 2013 devaluation of Venezuela's official exchange rate from 4.3 to 6.3 bolivars per U.S. dollar. The charge was largely recovered over the balance of 2013 as the Venezuelan government allowed certain transactions to be settled at the former exchange rate.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities.

As discussed in Note 13 above, during 2013 we wrote off previously deferred financing costs associated with our prior revolving credit facility and our terminated European Facility.

During 2014 we received a payment from the liquidation proceedings of insurers. During 2013, we sold claims pending in the liquidation proceedings of an insurer to a third party, received payments from the liquidation proceedings of insurers and recorded an insurance recovery related to business interruptions resulting from flooding in Thailand.

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

Segment information —

2014	External Sales	Inter- Segment Sales	Segment EBITDA	Capital Spend	Depreciation	Net Assets
Light Vehicle	$2,496	$139	$250	$129	$63	$1,002
Commercial Vehicle	1,838	92	172	38	34	869
Off-Highway	1,231	37	169	23	21	344
Power Technologies	1,052	19	154	30	32	442
Eliminations and other		(287)		14	14	403
Total	$6,617	$—	$745	$234	$164	$3,060

2013
Light Vehicle	$2,549	$124	$242	$82	$67	$970
Commercial Vehicle	1,860	119	194	40	44	938
Off-Highway	1,330	44	163	33	18	379
Power Technologies	1,030	21	150	33	35	454
Eliminations and other		(308)		21	11	338
Total	$6,769	$—	$749	$209	$175	$3,079

2012
Light Vehicle	$2,743	$186	$263	$47	$82	$1,068
Commercial Vehicle	1,960	134	199	30	38	860
Off-Highway	1,509	54	189	22	18	409
Power Technologies	1,012	21	137	24	41	471
Eliminations and other		(395)		41	11	435
Total	$7,224	$—	$788	$164	$190	$3,243
Net assets include certain cash balances, accounts receivable, inventories, other current assets, certain intangibles, investments in affiliates, other noncurrent assets, net property, plant and equipment, notes payable and short term debt, accounts payable and current accrued liabilities.

Reconciliation of segment EBITDA to consolidated net income —

	2014	2013	2012
Segment EBITDA	$745	$749	$788
Corporate expense and other items, net	1	(2)	(11)
Expenses previously allocated to Structures			(1)
Depreciation	(164)	(175)	(188)
Amortization of intangibles	(49)	(87)	(87)
Restructuring	(21)	(24)	(47)
Stock compensation expense	(16)	(16)	(17)
Strategic transaction expenses and other items	6	(4)	(7)
Loss on disposal group held for sale	(80)
Pension settlement charges	(42)
Loss on extinguishment of debt	(19)
Write-off of deferred financing costs		(4)
Recognition of unrealized gain on payment-in-kind note receivable	2	5
Impairment and loss on sale of assets			(6)
Interest expense	(118)	(99)	(84)
Interest income	15	25	24
Income from continuing operations before income taxes	260	368	364
Income tax expense (benefit)	(70)	119	51
Equity in earnings of affiliates	13	12	2
Income from continuing operations	343	261	315
Loss from discontinued operations	(15)	(1)	—
Net income	$328	$260	$315

Reconciliation of segment net assets to consolidated total assets —

	2014	2013
Segment net assets	$3,060	$3,079
Accounts payable and other current liabilities	1,261	1,268
Other current and long-term assets	609	782
Consolidated total assets	$4,930	$5,129

Geographic information — Of our 2014 consolidated net sales, the U.S., Italy, Brazil and Germany account for 42%, 11%, 8% and 6%, respectively. No other country accounts for more than 5% of our consolidated net sales. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment.

	Net Sales			Long-Lived Assets
	2014	2013	2012	2014	2013	2012
North America
United States	$2,760	$2,559	$2,975	$368	$311	$300
Other North America	366	399	396	111	131	138
Total	3,126	2,958	3,371	479	442	438
Europe
Italy	703	734	731	61	71	64
Germany	429	410	408	106	124	118
Other Europe	846	850	882	151	161	158
Total	1,978	1,994	2,021	318	356	340
South America
Brazil	505	639	574	119	129	136
Other South America	266	344	351	22	56	73
Total	771	983	925	141	185	209
Asia Pacific	742	834	907	238	242	252
Total	$6,617	$6,769	$7,224	$1,176	$1,225	$1,239

Sales to major customers — Ford is the only individual customer to whom sales have exceeded 10% of our consolidated sales in the past three years. Sales to Ford for the three most recent years were $1,217 (18% ) in 2014, $1,226 (18%) in 2013 and $1,254 (17% ) in 2012.

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Dividends received from equity affiliates were $16, $10 and $3 in 2014, 2013 and 2012.

Equity method investments exceeding $5 at December 31, 2014 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$143
Bendix Spicer Foundation Brake, LLC	20%	45
Axles India Limited	48%	6
All others as a group		8
Investments in equity affiliates		202
Investment in affiliates carried at cost		2
Investment in affiliates		$204

Our equity method investments in Dongfeng Dana Axle Co., Ltd. (DDAC), Bendix Spicer Foundation Brake, LLC and Axles India Limited are included in the net assets of our Commercial Vehicle operating segment.

The carrying value of our equity method investments at December 31, 2014 was $74 more than our share of the affiliates’ book value, including $48 attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in assets, excluding the $48 attributable to goodwill, is being amortized on a straight-line basis over the underlying assets’ estimated useful lives of five to forty-five years.

Summarized financial information for DDAC and other equity affiliates on a combined basis —

	DDAC			Other Equity Affiliates Combined
	2014	2013	2012	2014	2013	2012
Sales	$762	$835	$683	$564	$497	$522
Gross profit	$82	$82	$68	$100	$79	$75
Pre-tax income	$23	$19	$8	$33	$25	$21
Net income	$17	$20	$7	$32	$24	$16
Dana's equity earnings in affiliate	$5	$7	$(1)	$8	$5	$3

	DDAC		Other Equity Affiliates Combined
	2014	2013	2014	2013
Current assets	$552	$663	$192	$164
Noncurrent assets	177	167	73	69
Total assets	$729	$830	$265	$233

Current liabilities	$506	$613	$123	$104
Noncurrent liabilities	61	42	13	11
Total liabilities	$567	$655	$136	$115

Dana Holding Corporation
Quarterly Results (Unaudited)
(In millions, except per share amounts)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,688	$1,710	$1,637	$1,582
Gross margin	$234	$248	$240	$223
Net income	$37	$90	$93	$108
Net income attributable to the parent company	$34	$86	$90	$109
Net income per share available to parent company common stockholders
Basic	$0.21	$0.54	$0.56	$0.65
Diluted	$0.19	$0.49	$0.52	$0.64

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,676	$1,800	$1,669	$1,624
Gross margin	$214	$259	$235	$212
Net income	$50	$96	$71	$43
Net income attributable to the parent company	$42	$92	$68	$42
Preferred stock redemption premium			$232
Net income (loss) per share available to parent company common stockholders
Basic	$0.23	$0.58	$(1.16)	$0.26
Diluted	$0.19	$0.44	$(1.16)	$0.23
___________________________________________________________
Note: Gross margin is net sales less cost of sales.

Net income for the fourth quarter of 2014 includes an $80 loss on the disposal group held for sale, $42 of pension settlement charges, a $19 loss on extinguishment of debt and deferred tax asset valuation allowance release of $179. The amount paid in the third quarter of 2013 to redeem our Series A preferred stock exceeded the carrying value. This redemption premium is treated like a dividend on preferred stock and deducted from net income attributable to the parent company in arriving at net income (loss) available to common stockholders.

Dana Holding Corporation
Schedule II
Valuation and Qualifying Accounts and Reserves
(In millions)

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
For the Year Ended December 31, 2014
Amounts deducted from assets:
Allowance for doubtful receivables	$7	$1	$(1)	$(1)	$6
Inventory reserves	48	20	(15)	(5)	48
Valuation allowance for deferred tax assets	982	(246)	(7)	(1)	728
Total allowances deducted from assets	$1,037	$(225)	$(23)	$(7)	$782

For the Year Ended December 31, 2013
Amounts deducted from assets:
Allowance for doubtful receivables	$8	$—	$(1)	$—	$7
Inventory reserves	51	16	(19)	—	48
Valuation allowance for deferred tax assets	1,184	(143)	(8)	(51)	982
Total allowances deducted from assets	$1,243	$(127)	$(28)	$(51)	$1,037

For the Year Ended December 31, 2012
Amounts deducted from assets:
Allowance for doubtful receivables	$8	$1	$(1)	$—	$8
Inventory reserves	55	6	(12)	2	51
Valuation allowance for deferred tax assets	1,334	(114)	(79)	43	1,184
Total allowances deducted from assets	$1,397	$(107)	$(92)	$45	$1,243

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

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Dana has adopted Standards of Business Conduct that apply to all of its officers and employees worldwide. Dana also has adopted Standards of Business Conduct for the Board of Directors. Both documents are available on Dana’s Internet website at http://www.dana.com/investors.

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Selection of Chairman and Chief Executive Officer; Succession Planning,” “Information About the Nominees,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2015, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Pension Benefits,” “Nonqualified Deferred Compensation at Fiscal Year-End,” “Executive Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2015, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2015, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information as of December 31, 2014 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	3.5	$14.46	5.0
Equity compensation plans not approved by security holders	—	—	—
Total	3.5	$14.46	5.0
________________________________________
Notes:

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2014.

(2)
Calculated without taking into account the 1.6 shares of common stock subject to outstanding restricted stock and performance share units that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2015, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Auditors" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 30, 2015, which section is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date:	February 20, 2015	By:	/s/ Roger J. Wood
Roger J. Wood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 20th day of February 2015 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ Roger J. Wood	President and Chief Executive Officer
Roger J. Wood	(Principal Executive Officer)

/s/ William G. Quigley III	Executive Vice President and Chief Financial
William G. Quigley III	Officer (Principal Financial Officer)

/s/ Rodney R. Filcek	Senior Vice President and Chief Accounting
Rodney R. Filcek	Officer (Principal Accounting Officer)

/s/ Virginia A. Kamsky*	Director
Virginia A. Kamsky

/s/ Terrence J. Keating*	Director
Terrence J. Keating

/s/ R. Bruce McDonald*	Director
R. Bruce McDonald

/s/ Joseph C. Muscari*	Non-Executive Chairman and Director
Joseph C. Muscari

/s/ Mark A. Schulz*	Director
Mark A. Schulz

/s/ Keith E. Wandell*	Director
Keith E. Wandell

*By:	/s/ Marc S. Levin
Marc S. Levin, Attorney-in-Fact

EXHIBIT INDEX

All documents referenced below were filed by Dana Corporation or Dana Holding Corporation (as successor registrant) - file number 001-01063, unless otherwise indicated.

No.	Description
3.1	Second Restated Certificate of Incorporation of Dana Holding Corporation. Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated October 29, 2014, and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Dana Holding Corporation. Filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K dated October 29, 2014, and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
4.2
Indenture, dated as of January 28, 2011, among Dana and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

4.3
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

4.5
Third Supplemental Indenture, dated December 9, 2014, with respect to the Indenture, dated January 28, 2011, between Dana Holding Corporation and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated December 9, 2014, and incorporated herein by reference.

10.1**
Executive Employment Agreement dated January 12, 2015 by and between Roger Wood and Dana Holding Corporation. Filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K dated January 13, 2015, and incorporated herein by reference.

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
10.4**
Supplemental Executive Retirement Plan for Jeffrey S. Bowen dated September 20, 2012. Filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.5**	Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.10 to Registrant's Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.6**	Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed as Exhibit 4.3 to Registrant’s Form S-8 Registration Statement dated May 2, 2012, and incorporated herein by reference.
10.7**	Form of Indemnification Agreement. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
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

10.15**
Form of Restricted Stock Unit Agreement under the Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

No.	Description
10.16**
Form of Performance Share Agreement under the Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.17**
Form of Share Appreciation Rights Agreement under the Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.18**	Dana Holding Corporation Executive Perquisite Plan. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference.
10.19**	Dana Holding Corporation Executive Severance Plan. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 24, 2008, and incorporated herein by reference.
10.20
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

10.21
Amended and Restated Security Agreement, dated as of June 20, 2013, among Dana Holding Corporation, the guarantors party thereto and Citibank, N.A., as collateral agent. Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated June 20, 2013, and incorporated herein by reference.

10.22
Underwriting Agreement, dated December 4, 2014, among Dana Holding Corporation and Citigroup Global Markets Inc. as representative of the several underwriters named therein. Filed as Exhibit 1.1 to Registrant's Current Report on Form 8-K dated December 9, 2014, and incorporated herein by reference.

21	List of Consolidated Subsidiaries of Dana Holding Corporation. Filed with this Report.
23	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.
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