Form 10-Q
period 2015-03-31
DANA HOLDING CORP
filed 2015-04-23
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2015
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 163,134,516 shares of the registrant’s common stock outstanding at April 10, 2015.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net sales	$1,608	$1,688
Costs and expenses
Cost of sales	1,380	1,454
Selling, general and administrative expenses	100	105
Amortization of intangibles	5	13
Restructuring charges, net	1	9
Loss on extinguishment of debt	(2)
Other income (expense), net	12	(6)
Income from continuing operations before interest expense and income taxes	132	101
Interest expense	28	30
Income from continuing operations before income taxes	104	71
Income tax expense	31	34
Equity in earnings of affiliates	1	1
Income from continuing operations	74	38
Loss from discontinued operations		(1)
Net income	74	37
Less: Noncontrolling interests net income	11	3
Net income attributable to the parent company	63	34
Preferred stock dividend requirements		3
Net income available to common stockholders	$63	$31

Net income per share available to parent company common stockholders:
Basic:
Income from continuing operations	$0.38	$0.21
Loss from discontinued operations	$—	$—
Net income	$0.38	$0.21

Diluted:
Income from continuing operations	$0.38	$0.19
Loss from discontinued operations	$—	$—
Net income	$0.38	$0.19

Weighted-average common shares outstanding
Basic	164.7	150.7
Diluted	166.0	177.0

Dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net income	$74	$37
Less: Noncontrolling interests net income	11	3
Net income attributable to the parent company	63	34

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(99)	(12)
Hedging gains and losses	(1)
Investment and other gains and losses	1
Defined benefit plans	16	7
Other comprehensive loss attributable to the parent company	(83)	(5)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments		(1)
Defined benefit plans	1
Other comprehensive income (loss) attributable to noncontrolling interests	1	(1)

Total comprehensive income (loss) attributable to the parent company	(20)	29
Total comprehensive income attributable to noncontrolling interests	12	2
Total comprehensive income (loss)	$(8)	$31

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$885	$1,121
Marketable securities	165	169
Accounts receivable
Trade, less allowance for doubtful accounts of $6 in both 2015 and 2014	880	755
Other	119	117
Inventories
Raw materials	318	304
Work in process and finished goods	368	350
Other current assets	125	111
Current assets of disposal group held for sale		27
Total current assets	2,860	2,954
Goodwill	79	90
Intangibles	152	169
Other noncurrent assets	313	337
Investments in affiliates	203	204
Property, plant and equipment, net	1,131	1,176
Total assets	$4,738	$4,930

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$53	$65
Accounts payable	866	791
Accrued payroll and employee benefits	127	158
Taxes on income	40	32
Other accrued liabilities	182	194
Current liabilities of disposal group held for sale		21
Total current liabilities	1,268	1,261
Long-term debt	1,572	1,613
Pension and postretirement obligations	532	580
Other noncurrent liabilities	269	279
Noncurrent liabilities of disposal group held for sale		17
Total liabilities	3,641	3,750
Commitments and contingencies (Note 12)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, zero shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 163,458,091 and 166,070,057 shares outstanding	2	2
Additional paid-in capital	2,644	2,640
Accumulated deficit	(477)	(532)
Treasury stock, at cost (4,622,370 and 1,588,990 shares)	(98)	(33)
Accumulated other comprehensive loss	(1,080)	(997)
Total parent company stockholders' equity	991	1,080
Noncontrolling equity	106	100
Total equity	1,097	1,180
Total liabilities and equity	$4,738	$4,930

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$74	$37
Depreciation	39	40
Amortization of intangibles	6	15
Amortization of deferred financing charges	1	1
Call premium on senior notes	2
Unremitted earnings of affiliates	1	1
Stock compensation expense	3	4
Deferred income taxes	5	(1)
Pension contributions, net	(5)	(2)
Interest payment received on payment-in-kind note receivable		40
Change in working capital	(141)	(114)
Other, net	(5)	10
Net cash provided by (used in) operating activities	(20)	31

Investing activities
Purchases of property, plant and equipment	(62)	(67)
Principal payment received on payment-in-kind note receivable		35
Purchases of marketable securities	(11)	(35)
Proceeds from sales of marketable securities	10
Proceeds from maturities of marketable securities	6	2
Other	(2)	4
Net cash used in investing activities	(59)	(61)

Financing activities
Net change in short-term debt	6	(10)
Repayment of letters of credit	(4)
Proceeds from long-term debt	18	1
Repayment of long-term debt	(56)	(12)
Call premium on senior notes	(2)
Dividends paid to preferred stockholders		(2)
Distributions to noncontrolling interests	(1)	(1)
Repurchases of common stock	(63)	(64)
Other	(2)	1
Net cash used in financing activities	(104)	(87)

Net decrease in cash and cash equivalents	(183)	(117)
Cash and cash equivalents – beginning of period	1,121	1,256
Effect of exchange rate changes on cash balances	(53)	(23)
Cash and cash equivalents – end of period	$885	$1,116

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Disposal Groups and Discontinued Operations

3.	Goodwill and Other Intangible Assets

4.	Restructuring of Operations

5.	Stockholders' Equity

6.	Earnings per Share

7.	Stock Compensation

8.	Pension and Postretirement Benefit Plans

9.	Marketable Securities

10.	Financing Agreements

11.	Fair Value Measurements and Derivatives

12.	Commitments and Contingencies

13.	Warranty Obligations

14.	Income Taxes

15.	Other Income (Expense), Net

16.	Segments

17.	Equity Affiliates

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our 2014 Form 10-K. Certain prior year amounts have been reclassified to conform to the 2015 presentation.

In the first quarter of 2015, we identified an error attributable to the calculation of noncontrolling interests net income of one of our subsidiaries. The error resulted in an understatement of noncontrolling equity and noncontrolling interests net income and a corresponding overstatement of parent company stockholders' equity and net income attributable to the parent company in prior periods. Based on our assessments of qualitative and quantitative factors, the error and related impacts were not considered material to the financial statements of the prior periods to which they relate. The error was corrected in March 2015 by increasing noncontrolling interests net income by $9. The correction is not anticipated to be material to our 2015 full year net income attributable to the parent company.

Historically we have not adjusted the purchases of property, plant and equipment presented in our consolidated statement of cash flows for invoices not paid in cash as of the end of the period. While the error had no impact on the total net cash flows presented in any prior period it did result in a misclassification between net cash provided by (used in) operating activities and net cash used in investing activities. Prior period amounts have been revised to properly reflect capital invoices not paid in cash as of the end of each period presented. Purchases of property, plant and equipment previously presented for the three months ended March 31, 2014, have been increased by $31 with a corresponding offset to change in working capital. At March 31, 2015 and March 31, 2014, we had $37 and $12 of purchases of property, plant and equipment included in accounts payable.

Held for sale — We classify long-lived assets or disposal groups as held for sale in the period: management commits to a plan to sell; the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale is probable within one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. See Note 2 for additional information regarding the disposal group held for sale at the end of 2014 and divested in January 2015.

Discontinued operations — We classify a business component that has been disposed of or classified as held for sale as discontinued operations if the cash flows of the component have been or will be eliminated from our ongoing operations and we will no longer have any significant continuing involvement in or with the component. The results of operations of our discontinued operations, including any gains or losses on disposition, are aggregated and presented on one line in the income statement. See Note 2 for additional information regarding our discontinued operations.

Recently adopted accounting pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that revises the definition of a discontinued operation. The revised definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance applies to covered transactions that occur after December 31, 2014. The significance of this guidance for Dana is dependent on any qualifying dispositions or disposals.

Recently issued accounting pronouncements

In February 2015, the FASB released updated consolidation guidance that entities use to evaluate specific ownership and contractual arrangements that lead to a consolidation conclusion. The updates could change consolidation outcomes affecting presentation and disclosures. This guidance becomes effective January 1, 2016. We are currently evaluating the impact this guidance will have on our consolidated results of operations, financial position and cash flows.

In June 2014, the FASB issued guidance to provide clarity on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of a share-based payment award. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendment requires that a performance target that affects vesting and extends beyond the end of the service period be treated as a performance condition and not as a factor in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance, which is effective January 1, 2016, is not expected to impact our financial condition or results of operations.

In May 2014, the FASB issued guidance that requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration a company expects to be entitled to in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective January 1, 2017 and early adoption is not permitted. The guidance allows for either a full retrospective or a modified retrospective transition method. On April 1, 2015, the FASB proposed deferral of this guidance to January 1, 2018. We are currently evaluating the impact this guidance will have on our consolidated results of operations, financial position and cash flows.

Note 2. Disposal Groups and Discontinued Operations

Disposal of Operations in Venezuela — In December 2014, we entered into an agreement to divest our Light Vehicle operations in Venezuela (the disposal group) for no consideration to an unaffiliated company. Upon classification of the disposal group as held for sale in December 2014, we recognized an $80 loss to adjust the carrying value of the net assets of our operations in Venezuela to fair value less cost to sell. The assets and liabilities of our operations in Venezuela were presented as held for sale on our balance sheet as of December 31, 2014. The carrying amounts of the major classes of assets and liabilities of our operations in Venezuela as of that date were as follows:

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

Upon completion of the divestiture of the disposal group in January 2015, we recognized a gain of $5 on the derecognition of the noncontrolling interest in one of our former Venezuelan subsidiaries in other income (expense), net. We also credited other comprehensive loss attributable to the parent for $10 and other comprehensive loss attributable to noncontrolling interests for $1 to eliminate the unrecognized pension expense recorded in accumulated other comprehensive loss.

Discontinued Operations of Structural Products business — In March 2010, we sold substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). Upon cessation of all operations in August 2012, the former Structural Products business was presented as discontinued operations in the accompanying financial statements. The loss from discontinued operations for the first quarter of 2014 represents legal fees and other costs associated with resolving claims of the buyer and a former customer.

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway operating segment. The change in the carrying amount of goodwill in 2015 is due to currency fluctuation.

Components of other intangible assets —

		March 31, 2015			December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$86	$(82)	$4	$90	$(85)	$5
Trademarks and trade names	16	3	(2)	1	3	(1)	2
Customer relationships	8	459	(397)	62	493	(416)	77
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$633	$(481)	$152	$671	$(502)	$169

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at March 31, 2015 were as follows: Light Vehicle — $12, Commercial Vehicle — $82, Off-Highway — $48 and Power Technologies — $10.

Amortization expense related to amortizable intangible assets —

	Three Months Ended March 31,
	2015	2014
Charged to cost of sales	$1	$2
Charged to amortization of intangibles	5	13
Total amortization	$6	$15

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2015 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2015	2016	2017	2018	2019
Amortization expense	$12	$15	$13	$10	$8

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

During the first quarter of 2015, we continued to execute our previously announced initiatives. Restructuring expense during the first quarter of 2015 was $1 and primarily represented continuing exit costs.

During the first quarter of 2014, we continued to implement certain headcount reduction programs, primarily in our Commercial Vehicle foundry operation in Argentina. Including costs associated with this action and with other previously announced initiatives, restructuring expense during the first quarter of 2014 was $9, including $7 of severance and related benefit costs and $2 of exit costs.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2014	$12	$9	$21
Charges to restructuring		1	1
Cash payments	(4)	(1)	(5)
Currency impact	(1)		(1)
Balance at March 31, 2015	$7	$9	$16

At March 31, 2015, the accrued employee termination benefits relate to the reduction of approximately 100 employees to be completed over the next two years. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives.

	Expense Recognized			Future Cost to Complete
	Prior to 2015	2015	Total to Date
Light Vehicle	$9	$—	$9	$2
Commercial Vehicle	23	1	24	10
Total	$32	$1	$33	$12

The future cost to complete includes estimated separation costs and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5. Stockholders’ Equity

Common stock — Our Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the first quarter of 2015. Common stock dividends of $8 were accrued at March 31, 2015. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — Our Board of Directors approved a share repurchase program of $1,400, expiring on December 31, 2015. Under the program, we spent $63 to repurchase 2,913,720 shares of our common stock during the first three months of 2015 through open market transactions. Approximately $248 remained available under the program for future share repurchases as of March 31, 2015.

Changes in equity —

	2015			2014
Three Months Ended March 31,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, December 31	$1,080	$100	$1,180	$1,309	$104	$1,413
Total comprehensive income (loss)	(20)	12	(8)	29	2	31
Preferred stock dividends			—	(3)		(3)
Common stock dividends	(8)		(8)	(7)		(7)
Distributions to noncontrolling interests		(1)	(1)		(1)	(1)
Share conversion			—	3		3
Common stock share repurchases	(63)		(63)	(64)		(64)
Derecognition of noncontrolling interests		(5)	(5)			—
Stock compensation	4		4	6		6
Stock withheld for employee taxes	(2)		(2)	(1)		(1)
Balance, March 31	$991	$106	$1,097	$1,272	$105	$1,377

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(427)	$(9)	$5	$(566)	$(997)
Other comprehensive income (loss):
Currency translation adjustments	(101)				(101)
Holding gain on net investment hedge	2				2
Holding gains and losses		(6)	1		(5)
Reclassification of amount to net income (a)		5			5
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				6	6
Elimination of net prior service costs and actuarial losses of disposal group				10	10
Other comprehensive income (loss)	(99)	(1)	1	16	(83)
Balance, March 31, 2015	$(526)	$(10)	$6	$(550)	$(1,080)

Balance, December 31, 2013	$(242)	$—	$3	$(488)	$(727)
Other comprehensive income (loss):
Currency translation adjustments	(12)				(12)
Holding gains and losses			2		2
Reclassification of amount to net income (a)			(2)		(2)
Venezuelan bolivar devaluation				3	3
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				5	5
Tax expense				(1)	(1)
Other comprehensive income (loss)	(12)	—	—	7	(5)
Balance, March 31, 2014	$(254)	$—	$3	$(481)	$(732)
(a) Foreign currency contract and investment reclassifications are included in other income (expense), net.
(b) See Note 8 for additional details.

Upon completion of the divestiture of our operations in Venezuela in January 2015, we eliminated the unrecognized pension expense and the noncontrolling interest related to our former Venezuelan subsidiaries. See Note 2 for additional information regarding the disposal group held for sale at the end of 2014 and divested in January 2015.

Note 6. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended March 31,
	2015	2014
Income from continuing operations	$74	$38
Less: Noncontrolling interests	11	3
Less: Preferred stock dividend requirements		3
Income from continuing operations available to common stockholders - Numerator basic	63	32
Preferred stock dividend requirements		3
Numerator diluted	$63	$35

Net income available to common stockholders - Numerator basic	$63	$31
Preferred stock dividend requirements		3
Numerator diluted	$63	$34

Weighted-average number of shares outstanding - Denominator basic	164.7	150.7
Employee compensation-related shares, including stock options	1.3	1.1
Conversion of preferred stock		25.2
Denominator diluted	166.0	177.0

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.2 million CSEs from the calculation of diluted earnings per share in 2015 as the effect of including them would have been anti-dilutive.

Note 7. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the first quarter of 2015.

		Weighted-average Per Share
	Granted (In millions)	Grant Date Fair Value
RSUs	0.6	$22.26
PSUs	0.3	$24.70

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified return on invested capital targets and specified total shareholder return targets relative to peer companies. For the portion of the award based on the return on invested capital performance metric, we estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the award is not dividend protected. For the portion of the award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 0.92% was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield of 0.92% was calculated by dividing the expected annual dividend by the average stock price over the prior year. The expected volatility of 35.1% was based on historical volatility over the prior three years using daily stock price observations.

Stock options and stock appreciation rights (SARs) related to 0.1 million shares were exercised and a small number of shares were forfeited in 2015. We received $1 of cash from the exercise of stock options and we paid $2 of cash to settle SARs and RSUs during the first three months of 2015. We issued 0.4 million shares of common stock based on the vesting of RSUs.

We recognized stock compensation expense of $3 and $4 during 2015 and 2014. At March 31, 2015, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $35. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 8. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2015		2014		OPEB - Non-U.S.
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	2015	2014
Interest cost	$17	$2	$20	$3	$1	$1
Expected return on plan assets	(27)	(1)	(27)
Service cost		2		1
Amortization of net actuarial loss	5	1	4	1
Net periodic benefit cost (credit)	$(5)	$4	$(3)	$5	$1	$1

Note 9. Marketable Securities

	March 31, 2015			December 31, 2014
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$37	$—	$37	$38	$—	$38
Corporate securities	36		36	36		36
Certificates of deposit	27		27	23		23
Other	59	6	65	67	5	72
Total marketable securities	$159	$6	$165	$164	$5	$169

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $36, $63 and $1 at March 31, 2015.

Note 10. Financing Agreements

Long-term debt at —

	Interest Rate	March 31, 2015	December 31, 2014
Senior Notes due February 15, 2019	6.500%	$—	$55
Senior Notes due February 15, 2021	6.750%	350	350
Senior Notes due September 15, 2021	5.375%	450	450
Senior Notes due September 15, 2023	6.000%	300	300
Senior Notes due December 15, 2024	5.500%	425	425
Other indebtedness		81	79
Total		1,606	1,659
Less: current maturities		34	46
Total long-term debt		$1,572	$1,613

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions and capital lease obligations.

Senior notes — In December 2014, we completed the sale of $425 in senior unsecured notes. Interest on the December 2024 Notes is payable on June 15 and December 15 of each year beginning on June 15, 2015. Net proceeds of the offering totaled $418. Financing costs of $7 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The net proceeds from the offering were used to redeem our February 2019 Notes.

During December 2014 we redeemed $345 of our February 2019 Notes pursuant to a tender offer at a weighted average price equal to 104.116% plus accrued and unpaid interest. The $19 loss on extinguishment of debt was charged to other income (expense), net and includes the redemption premium and transaction costs associated with the tender offer and the write off of $4 of previously deferred financing costs associated with the February 2019 Notes.

On December 9, 2014 we elected to redeem $40 of our February 2019 Notes effective January 8, 2015 at a price equal to 103.000% plus accrued and unpaid interest. The notes redeemed on January 8, 2015 have been included in current portion of long-term debt as of December 31, 2014. On March 16, 2015 we redeemed the remaining $15 of our February 2019 Notes at a price equal to 103.250% plus accrued and unpaid interest. The $2 loss on extinguishment of debt includes the redemption premium and the write off of previously deferred financing costs associated with the February 2019 Notes.

Revolving facility — Advances under our $500 revolving facility bear interest at a floating rate based on, at our option, the base rate or LIBOR (each as described in the revolving credit agreement) plus a margin based on the undrawn amounts available under the agreement as set forth below:

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

There were no borrowings under the revolving facility at March 31, 2015 but we had utilized $39 for letters of credit. Based on our borrowing base collateral of $423, we had potential availability at March 31, 2015 under the revolving facility of $384 after deducting the outstanding letters of credit.

Debt covenants — At March 31, 2015, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 11. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Inputs Observable
March 31, 2015	Total	(Level 1)	(Level 2)
Marketable securities - current asset	$165	$65	$100
Currency forward contracts - current asset
Cash flow hedges	1		1
Net investment hedges	2		2
Undesignated	4		4
Currency forward contracts - current liability
Cash flow hedges	12		12
Undesignated	1		1

December 31, 2014
Marketable securities - current asset	$169	$72	$97
Currency forward contracts - current asset
Cash flow hedges	1		1
Undesignated	1		1
Currency forward contracts - current liability
Cash flow hedges	11		11
Currency swaps - current liability
Undesignated	9		9

Fair value of financial instruments – The financial instruments that are not carried in our balance sheet at fair value are as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,525	$1,600	$1,580	$1,643
Other indebtedness	81	76	79	77
Total	$1,606	$1,676	$1,659	$1,720

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

Foreign currency derivatives — Our foreign currency derivatives include forward contracts associated with forecasted transactions, primarily involving the purchases and sales of inventory through the next eighteen months, as well as net investment hedges of certain of our investments in foreign operations. Our foreign currency derivatives also include currency swaps associated with certain recorded intercompany loans payable.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $324 as of March 31, 2015 and $296 as of December 31, 2014. The total notional amount of outstanding foreign currency swaps was $10 as of March 31, 2015 and December 31, 2014.

The following currency derivatives were outstanding at March 31, 2015:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Designated as Net Investment Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Euro	$78	$98	$—	$176	Jun-16
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	22		33	55	Sep-16
British pound	U.S. dollar, Euro	13		1	14	Mar-16
Swedish krona	Euro	14			14	Jun-16
South African rand	U.S. dollar, Euro			13	13	Sep-15
Thai baht	U.S. dollar, Australian dollar			20	20	Feb-16
Brazilian real	U.S. dollar, Euro			10	10	Mar-16
Indian rupee	U.S. dollar, British pound, Euro			22	22	Feb-16
Total forward contracts		127	98	99	324

Indian rupee	U.S. dollar			10	10	Jun-15
Total currency swaps		—	—	10	10
Total foreign currency derivatives		$127	$98	$109	$334

During the first quarter of 2015, we executed a forward contract for a U.S. dollar equivalent notional amount of $98 involving the exchange of U.S. dollars and euros. This contract has been designated as a net investment hedge of the equivalent portion of certain of our European operations.

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

Net investment hedges — With respect to contracts designated as net investment hedges, we apply the forward method and report changes in fair value in the cumulative translation adjustment (CTA) component of OCI during the period in which the contracts remain outstanding to the extent such contracts remain effective. Amounts recorded in CTA remain deferred in AOCI until such time as the investments in the associated subsidiaries are substantially liquidated. At March 31, 2015, deferred gains of $2 have been recorded in AOCI. See also Note 5.

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to March 31, 2015 exchange rates. Deferred losses of $11 at March 31, 2015 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $10 at December 31, 2014. See also Note 5.

Note 12. Commitments and Contingencies

Asbestos personal injury liabilities — As part of our reorganization in 2008, assets and liabilities associated with personal injury asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company. The assets of DCLLC include insurance rights relating to coverage against these liabilities, marketable securities and other assets which are considered sufficient to satisfy its liabilities. DCLLC had approximately 25,000 active pending asbestos personal injury liability claims at both March 31, 2015 and December 31, 2014. DCLLC had accrued $79 for indemnity and defense costs for settled, pending and future claims at March 31, 2015, compared to $81 at December 31, 2014. A fifteen-year time horizon was used to estimate the value of this liability.

At March 31, 2015, DCLLC had recorded $51 as an asset for probable recovery from insurers for the pending and projected asbestos personal injury liability claims, compared to $52 recorded at December 31, 2014. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. DCLLC has coverage agreements in place with insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of the insurance coverage, but rather the amount DCLLC would expect to recover if the accrued indemnity and defense costs were paid in full.

DCLLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. Dana Holding Corporation has no obligation to increase its investment in or otherwise support DCLLC.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at March 31, 2015 and December 31, 2014, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $7 at March 31, 2015 and December 31, 2014. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from insurers or other parties of $1 at both dates.

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

In November 2013, we received an arbitration notice from Sypris Solutions, Inc. (Sypris), formerly our largest supplier, alleging damage claims under the long-term supply agreement that expired on December 31, 2014. We do not believe that any liabilities that result from these claims are reasonably likely to have a material effect on our results of operations. Sypris also alleged that Dana and Sypris entered into a new binding long-term supply agreement in July 2013. Dana filed suit against Sypris requesting declaratory judgment that the parties did not enter into a new supply agreement. During the first quarter of 2015, the court granted summary judgment in Dana’s favor, rejecting Sypris’ position that a new contract was formed in July 2013.  The summary judgment ruling has been appealed by Sypris. We continue to believe this Sypris claim is without merit.

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

Changes in warranty liabilities —

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$47	$54
Amounts accrued for current period sales	7	4
Adjustments of prior estimates	2	4
Settlements of warranty claims	(8)	(6)
Currency impact	(2)
Balance, end of period	$46	$56

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

We reported income tax expense related to our continuing operations of $31 and $34 for the quarters ended March 31, 2015 and 2014. The effective income tax rates vary from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S. Our effective tax rate of 30% and 48% in the first quarters of 2015 and 2014 varied from the U.S. federal statutory rate principally because of valuation allowance effects. The U.S. and other jurisdictions with valuation allowances are expected to generate income in 2015, thereby reducing the effective tax rate as the tax expense associated with this income is offset by valuation allowance release. In 2014, jurisdictions with valuation allowances were in loss positions, resulting in an increased effective tax rate.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest expense for the periods presented herein is not significant.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $1 for the quarters ended March 31, 2015 and 2014 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also recognized expense of $4 in the first quarter of 2014 for withholding taxes associated with changes to planned repatriations of certain foreign earnings.

At March 31, 2015, we have a valuation allowance against our deferred tax assets in the U.S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider the pro forma effects on historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, the effect on historical profits of nonrecurring events, as well as tax planning strategies. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable and the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013. A sustained period of profitability, after giving pro forma effect to implemented actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released. Our U.S. operations have experienced improved profitability in recent years, but our analysis of the income of the U.S. operations, as adjusted for pro forma effects of developments through the current date and planned future actions, demonstrates historical losses through the year ended December 31, 2014 with an uncertain forecast of near break-even results in 2015. Therefore, we have not achieved a level of sustained historical profitability that would, in our judgment, support a release of the valuation allowance at March 31, 2015. Although we expect our U.S. operations to generate profits in the future, this positive evidence cannot be given as much weight in our analysis as the objectively verifiable lack of sustained historical profitability. To the extent that we achieve our forecasted levels of sustainable profits in 2015 and our projections of profitability beyond 2015 are sufficiently positive, it is reasonably possible that we could release up to $500 of the valuation allowances against our U.S. deferred tax assets in the next twelve months. Until the valuation allowance is released, the income tax effect of any reported U.S. profits will reduce net deferred tax assets and the associated valuation allowance.

Note 15. Other Income (Expense), Net

	Three Months Ended March 31,
	2015	2014
Interest income	$3	$3
Government grants and incentives	1	1
Foreign exchange loss		(12)
Strategic transaction expenses	(1)	(1)
Gain on derecognition of noncontrolling interest	5
Gain on sale of marketable securities	1
Recognition of unrealized gain on payment-in-kind note receivable		2
Insurance recoveries	1
Other	2	1
Other income (expense), net	$12	$(6)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. Effective March 31, 2014, we ceased using the official exchange rate of 6.3 and began using the Complementary System of Foreign Currency Administration (SICAD) rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our subsidiaries in Venezuela. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014 which is included in the segment EBITDA of our Light Vehicle operating segment. See Note 1 to our consolidated financial statements in Item 8 of our 2014 Form 10-K for a comprehensive discussion of Venezuela's exchange rate environment.

Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a gain on the derecognition of the noncontrolling interest in one of our former Venezuelan subsidiaries.

The sale of our interest in a payment-in-kind callable note to a third-party in January 2014 resulted in the recognition of the remaining unrealized gain that arose following the valuation of the note receivable below its callable value at emergence from bankruptcy.

Note 16. Segments

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

Segment information —

	2015			2014
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$637	$37	$64	$618	$28	$30
Commercial Vehicle	433	25	35	457	26	44
Off-Highway	284	11	39	341	10	42
Power Technologies	254	4	38	272	6	44
Eliminations and other		(77)			(70)
Total	$1,608	$—	$176	$1,688	$—	$160

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended March 31,
	2015	2014
Segment EBITDA	$176	$160
Corporate expense and other items, net		5
Depreciation	(39)	(40)
Amortization of intangibles	(6)	(15)
Restructuring	(1)	(9)
Stock compensation expense	(3)	(4)
Strategic transaction expenses and other items	(1)	(1)
Gain on derecognition of noncontrolling interest	5
Loss on extinguishment of debt	(2)
Recognition of unrealized gain on payment-in-kind note receivable		2
Interest expense	(28)	(30)
Interest income	3	3
Income from continuing operations before income taxes	104	71
Income tax expense	31	34
Equity in earnings of affiliates	1	1
Income from continuing operations	74	38
Loss from discontinued operations		(1)
Net income	$74	$37

Note 17. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at March 31, 2015 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$141
Bendix Spicer Foundation Brake, LLC	20%	46
Axles India Limited	48%	6
All others as a group		8
Investments in equity affiliates		201
Investments in affiliates carried at cost		2
Investments in affiliates		$203

Summarized financial information for DDAC —

	Three Months Ended March 31,
	2015	2014
Sales	$154	$204
Gross profit	$11	$20
Pre-tax income (loss)	$(2)	$4
Net income (loss)	$(2)	$3
Dana's equity earnings in affiliate	$(2)	$(1)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.

Forward-Looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can often be identified by words such as "anticipates," "expects," "believes," "intends," "plans," "predicts," "seeks," "estimates," "projects," "outlook," "may," "will," "should," "would," "could," "potential," "continue," "ongoing" and similar expressions, variations or negatives of these words. These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries (Dana) based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline, sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At March 31, 2015, we employed approximately 23,200 people, operated in 25 countries and had 90 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices.

External sales by operating segment for the quarters ended March 31, 2015 and 2014 are as follows:

	2015		2014
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$637	39.6%	$618	36.6%
Commercial Vehicle	433	26.9%	457	27.1%
Off-Highway	284	17.7%	341	20.2%
Power Technologies	254	15.8%	272	16.1%
Total	$1,608		$1,688

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

Shareholder returns and capital structure actions — Our strong financial position enabled us to provide returns to our common shareholders in the form of cash dividends and the reduction in the number of common share equivalents outstanding. We declared and paid four quarterly common stock dividends of five cents per share in each of the past three years. During 2013, we redeemed our Series A preferred stock, the equivalent of 21 million common shares on an as converted basis, for $474. In 2014, we exercised our option to convert all remaining outstanding preferred shares to common shares. In 2014, our Board of Directors approved the expansion of our existing share repurchase program from $1,000 to $1,400. Including the $63 used to repurchase shares in the first quarter of this year, we had repurchased an aggregate of 33 million common shares for $677 through March 31, 2015.

In December 2014 and the first quarter of 2015, we completed the redemption of our senior notes maturing in 2019, replacing them with senior notes having lower interest rates maturing in 2024. Additionally, in last year's fourth quarter, we completed a voluntary program offered to deferred vested salaried participants in our U.S. pension plans.

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

Geographic expansion — While growth opportunities are present in each region of the world, we have a primary focus on building our presence and local capability in the Asia Pacific region, especially India and China. In addition to new engineering facilities in India and China, new gear manufacturing facilities were established in India and Thailand in recent years. We completed two transactions in 2011 – increasing the ownership interest in our China-based joint venture with Dongfeng Motor Co., Ltd. (Dongfeng) to 50% and acquiring the axle drive head and final assembly business from our Axles India Limited (AIL) joint venture – which significantly increased our commercial vehicle driveline presence in the region. We expanded our China off-highway activities and believe there is considerable opportunity for growth in this market. In South America, a strategic agreement with SIFCO S.A. (SIFCO), entered in 2011, made us the leading full driveline supplier in the South American commercial vehicle market.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2015 Outlook			2014	2013
North America
Light Truck (Full Frame)	4,000	to	4,100	3,834	3,632
Light Vehicle Engines	15,100	to	15,500	15,079	14,233
Medium Truck (Classes 5-7)	205	to	225	226	201
Heavy Truck (Class 8)	310	to	330	297	245
Agricultural Equipment	60	to	65	64	75
Construction/Mining Equipment	155	to	165	155	157
Europe (including Eastern Europe)
Light Truck	7,700	to	8,000	7,792	7,276
Light Vehicle Engines	21,500	to	22,500	21,440	20,836
Medium/Heavy Truck	400	to	420	397	400
Agricultural Equipment	205	to	215	220	244
Construction/Mining Equipment	300	to	310	298	298
South America
Light Truck	1,000	to	1,100	1,147	1,302
Light Vehicle Engines	2,900	to	3,100	3,178	3,775
Medium/Heavy Truck	130	to	140	167	218
Agricultural Equipment	35	to	40	43	54
Construction/Mining Equipment	10	to	15	17	20
Asia-Pacific
Light Truck	22,300	to	23,300	22,298	20,515
Light Vehicle Engines	48,000	to	49,000	46,589	45,213
Medium/Heavy Truck	1,500	to	1,600	1,574	1,522
Agricultural Equipment	710	to	725	710	788
Construction/Mining Equipment	500	to	525	509	555

North America

Light vehicle markets — North America light vehicle sales and production levels in 2015 continue to benefit from economic conditions that have been relatively strong the past two years. Release of built-up demand to replace older vehicles, greater availability of credit, reduced unemployment and improving consumer confidence have stimulated new vehicle sales. Lower fuel prices have also reduced vehicle operating costs and provided a sales stimulus, with the light truck segment especially receiving increased consumer interest. Light vehicle sales in the first quarter of 2015 were about 7% higher than in the same period last year, with passenger car sales being up about 1% and light truck sales being about 12% higher. In the full frame light truck segment where more of our programs are focused, sales in this year's first quarter were about 16% higher than the first quarter of 2014. Light vehicle production of around 4.3 million units was up about 2% from the first quarter of 2014, with light vehicle engine production similarly up about 3%. In the full frame light truck segment, first quarter production in 2015 was about 4% stronger than in the same period last year. Inventory levels of total light vehicles in the U.S. continue to be near normal levels. Inventory of around 58 days' supply at the end of March 2015 compares with 61 days at the end of 2014 and 62 days at the end of last year's first quarter. With the increased level of truck sales, inventories have declined in the past year. Full frame light truck inventory of 67 days' supply at the end of March 2015, although higher than the 63 days at the end of 2014, compares favorably with the 77 days at the end of March 2014.

With the renewed appetite for light trucks, we've increased our full year 2015 production outlook for full frame trucks to 4,000 to 4,100 units, up from our February 2015 outlook of 3,750 to 3,850 units. At this increased level, full frame light truck production this year would be up 4 to 7% from 2014. Our current outlook for 2015 light vehicle engine production is unchanged at 15.1 to 15.5 million units, which is flat to up 3% versus 2014.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production in North America has increased over the past couple of years with improving economic conditions. In the heavy-duty Class 8 truck market, after increasing significantly in 2011 and 2012, production declined in 2013 as truck buyers in this segment were more cautious regarding the pace of economic recovery and opted to defer the replacement of existing vehicles. During the last quarter of 2013 and continuing into 2014, the order book for Class 8 vehicles began strengthening. In both the medium- and heavy-duty segments, first quarter 2014 production levels were still relatively comparable with the preceding year, with production beginning to pick up in the second quarter of 2014. As a result, year-over-year first quarter 2015 production increases were relatively strong. Medium duty Classes 5-7 production of around 57,000 units in the first quarter of 2015 was about 12% higher than production in last year's first quarter while heavy-duty Class 8 production of about 81,000 units was 21% higher.

With the North America economy continuing to show modest improvement and lower fuel prices reducing operating costs, we expect full year 2015 Class 8 production to be in a range of 310,000 to 330,000 units, an increase of 10,000 units from our February 2015 outlook, which would result in full year 2015 production being about 4 to 11% higher than in 2014. Our full year 2015 outlook for medium-duty Classes 5-7 production is unchanged at 205,000 to 225,000 units, although we now expect to be closer to the upper end of the range with production being relatively comparable to 2014.

Markets Outside of North America

Light vehicle markets — Although mixed at times, signs of economic stability in Europe began to emerge in 2013 with modest improvements evident in 2014 that have continued into the first quarter of 2015. Reflective of this modestly improving overall economic environment, Europe light truck production in this year's first quarter is up 4% over the same period of 2014 and light vehicle engine build is up about 1%. We expect overall continued economic stability with improvements, if any, being modest as we progress through the remainder of 2015. We increased our full year light truck production outlook modestly from our February 2015 expectation while keeping our light vehicle engine build outlook unchanged. At our current outlooks, light truck and light vehicle engine production are expected to be relatively flat to up modestly from 2014. Our South America markets have been challenging and volatile in recent years, and we anticipated a weak economic climate in those markets to adversely impact us in 2015. First quarter light truck production was down 19% compared to the first three months of 2014 and light vehicle engine production was down about 17%. We expect markets in South America to remain challenging throughout 2015, and we've lowered our February 2015 light truck outlook to levels reflecting full year 2015 production being down 4 to 13% from 2014 and full year light vehicle engine build being 2 to 9% lower than last year. The Asia Pacific region has been relatively strong the past couple years, principally on the strength of stronger production in China. Although the rate of growth in China may be slowing, the overall economic climate in the region continues to be relatively strong. Light vehicle truck production levels in the Asia Pacific region were up about 3% in the first quarter of 2015 as compared to the same period in 2014 while light vehicle engine build was comparable. For the full year of 2015, our February 2015 outlook, which forecasts light truck production being flat to 2% higher than 2014 and light vehicle engine build being up 3 to 5%, remains unchanged.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. An improving economic environment in Europe contributed to medium/heavy production in the first three months of 2015 being up about 3% from the same period of 2014. With a stable to modestly improving environment expected to persist through the rest of this year, our current outlook for full year 2015 Europe production is unchanged from February 2015, reflecting a flat to 6% increase compared with full year 2014. With the challenging economic climate in South America, medium/heavy truck production levels in this year's first quarter were down more than 40% from the first quarter of 2014. With recovery in the second half of this year now expected to be more subdued, we've reduced our outlook for full year 2015 South America production to a level that is 16 to 22% lower than the already weak level of production in 2014. Although the light vehicle markets in Asia Pacific have experienced modest improvement, medium/heavy truck production levels have been weaker, in part due to slowing construction activity in China. Asia Pacific year-over-year medium/heavy truck production decreased about 11% in the first quarter of 2015. Our current outlook is unchanged from February 2015, with full year 2015 production expected to be flat to down 5% relative to 2014.

Off-Highway Markets — Our Off-highway business has a large presence outside of North America, with about 75% of its sales coming from Europe and 13% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway markets, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments, both of which have been relatively stable but at weak demand levels the past two years. First quarter 2015 demand levels in the construction/mining and agriculture segments have generally been consistent with our expectations for full year 2015 – relatively comparable with 2014 demand. As such, our full year 2015 outlook is largely unchanged from February 2015.

Operations in Venezuela

The operating, political and economic environment in Venezuela in recent years was very challenging. Foreign exchange controls restricted our ability to import required parts and material and satisfy the related U.S. dollar obligations. Production activities were curtailed for most of 2014 as our major original equipment customers suspended production, with a limited amount of activity coming back on line later in the year. Our sales in Venezuela during 2014 approximated $110 as compared to $170 in 2013. Results of operations were adversely impacted by the reduced production levels making break-even operating performance a significant challenge. Further, devaluations of the bolivar along with other foreign exchange developments provided added volatility to results of operations and increased uncertainty around future performance.

In December 2014, we entered into an agreement to divest our operations in Venezuela (the disposal group) for no consideration to an unaffiliated company. We completed the divestiture in January 2015. In connection with the divestiture, we entered into a supply and technology agreement whereby Dana will supply product and technology to the operations at competitive market prices. Dana has no obligations to otherwise provide support to the operations. The disposal group was classified as held for sale at December 31, 2014, and we recognized a net charge of $77 – an $80 loss to adjust the carrying value of the net assets to fair value less cost to sell, with a reduction of $3 for the noncontrolling interest share of the loss. These assets and liabilities were presented as held for sale on our December 31, 2014 balance sheet. See Note 2 to our consolidated financial statements in Item 1 of Part I for additional information. With the completion of the sale in January 2015, Dana has no remaining investment in Venezuela.

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

In the first quarter of 2015, higher commodity prices increased our costs by approximately $2 as compared to the corresponding period in 2014, while last year's first quarter results reflected increased costs of $10 versus 2013. Material recovery and other pricing actions increased sales by about $15 in 2015 as compared to reducing sales by $1 in the first quarter of 2014.

Sales, Earnings and Cash Flow Outlook

	2015 Outlook	2014	2013
Sales	$6,300 ~ $6,400	$6,617	$6,769
Adjusted EBITDA	$740 ~ $750	$746	$745
Free Cash Flow	$190 - $220	$276	$368

Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. See the Non-GAAP Financial Measures discussion below for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.

During the past couple years, we experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. Considering our end markets and regional economies, on balance, the effect of market volumes on our sales has been relatively stable. Weaker international currencies relative to the U.S. dollar were the most significant factor, with currency effects reducing sales by about $160 in 2013 and an additional $210 in 2014. Weakening of international currencies continued in 2015, with our first quarter 2015 sales being reduced $121 when compared with the same period of 2014, with about 75% of the reduction being attributable to the euro and Brazil real. Our February 2015 outlook for full year 2015 sales was predicated on a euro/U.S. dollar rate of 1.15 and U.S. dollar/Brazil real rate of 2.50. Projecting the euro and Brazil real at those levels, along with weakening of other currencies, was expected to reduce our year-over-year sales by about $350. Our current outlook expects a euro/U.S. dollar rate of 1.05 and U.S. dollar/Brazil real rate of 3.00 over the remaining nine months of this year. As a result, we've reduced our sales from the $6,400 to $6,500 outlook in February to a current outlook of $6,300 to $6,400, reflecting additional weakening of the euro, Brazil real and other currencies. At our current outlook, the impact on the 2015 year-on-year sales comparison attributable to weaker international currencies approximates $450. Sales for 2015 will also be lowered by $110 following the January 2015 divestiture of our operations in Venezuela. The lower sales attributable to the currency headwinds and Venezuela divestiture are expected to be partially offset by higher market volumes across many of our businesses and a larger contribution from new business programs launching in 2015.

Throughout the past few years, we placed significant focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs were competitively priced. In combination with an improved and relatively stable global economic environment, these efforts were the primary drivers of our improved Adjusted EBITDA margin as a percent of sales. With a continued focus on cost and new business coming on at competitive rates, we expect to see continued margin improvement in 2015. With favorable developments on the cost front, we expect to offset, or partially offset, some of the additional currency headwind impacting our outlook – expecting our Adjusted EBITDA for 2015 to now be in the range of $740 to $750 as compared to our February 2015 outlook of $740 to $760. Further margin improvement following 2015 is anticipated as we benefit from expected increases in market volumes and higher-margin new business.

Free cash flow generation has been strong the past couple years as we benefited from strong earnings and closely managed working capital and capital spend requirements. Free cash flow in 2013 benefited, in part, from reduced inventory levels and the receipt of $28 of interest relating to a callable payment-in-kind note receivable. With the sale of this note in 2014, free cash flow benefited from the additional receipt of $40 of interest. Lower pension contributions, restructuring payments and cash taxes also benefited free cash flow in 2014, while increased new program launches resulted in higher capital spending. With our lower sales outlook for 2015 and additional capital spending on program launches, we expect free cash in 2015 to be in the range of $190 to $220. With the second half of 2015 expected to be stronger than 2014, we expect higher sales will require some increase in working capital. The increased level of program launches in 2015 is expected to drive overall capital spend of $300 to $320, which is up about $65 to $85 from 2014. Net interest will consume cash of around $90, while cash taxes of about $95 and restructuring expenditures of about $20 will be down from 2014 levels. Pension contributions are expected to again be relatively low at around $15 as we do not expect to make contributions to our U.S. plans in 2015 based on their present funding levels.

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

Summary Consolidated Results of Operations (First Quarter, 2015 versus 2014)

	Three Months Ended March 31,
	2015		2014
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,608		$1,688		$(80)
Cost of sales	1,380	85.8%	1,454	86.1%	(74)
Gross margin	228	14.2%	234	13.9%	(6)
Selling, general and administrative expenses	100	6.2%	105	6.2%	(5)
Amortization of intangibles	5		13		(8)
Restructuring charges, net	1		9		(8)
Loss on extinguishment of debt	(2)				(2)
Other income (expense), net	12		(6)		18
Income from continuing operations before interest expense and income taxes	132		101		31
Interest expense	28		30		(2)
Income from continuing operations before income taxes	104		71		33
Income tax expense	31		34		(3)
Equity in earnings of affiliates	1		1		—
Income from continuing operations	74		38		36
Loss from discontinued operations			(1)		1
Net income	74		37		37
Less: Noncontrolling interests net income	11		3		8
Net income attributable to the parent company	$63		$34		$29

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended March 31,			Amount of Change Due To
	2015	2014	Increase/(Decrease)	Currency Effects	Acquisitions Divestitures	Organic Change
North America	$834	$760	$74	$(9)	$—	$83
Europe	463	533	(70)	(87)		17
South America	117	209	(92)	(20)	(27)	(45)
Asia Pacific	194	186	8	(5)		13
Total	$1,608	$1,688	$(80)	$(121)	$(27)	$68

Sales in the first quarter of 2015 were $80 lower than in the same period in 2014. Weaker international currencies decreased sales by $121 and the divestiture of our operations in Venezuela reduced sales by $27. The organic sales increase resulted from stronger overall volume levels that added $53 and cost recovery pricing which contributed $15.

Stronger light vehicle and medium/heavy truck production levels in North America were largely responsible for the 11% organic sales increase in this region. Light vehicle engine production and full frame light truck production were 3% and 4% stronger than last year, while medium/heavy truck production levels were about 17% higher. New light vehicle programs coming on line over the past year also contributed to increased year-over-year first quarter sales.

Excluding currency effects, principally from a weaker euro and British pound, first quarter sales in Europe in 2015 were 3% higher than in 2014. Higher sales from increases in light vehicle engine and light truck production of around 1% and 4%, stronger medium/heavy truck production of about 3% and new light vehicle programs were largely offset by weaker off-highway demand levels.

South America sales in this year's first quarter were impacted by weaker currencies in Brazil and Argentina and the divestiture of our operations in Venezuela. Excluding these effects, sales were down 21% from the same period in 2014. The organic sales decrease in the region was primarily driven by reductions in medium/heavy truck production levels of more than 40% and weaker off-highway demand. Partially offsetting weaker demand levels in the region were higher sales associated with light vehicle new business and content increases.

Asia Pacific first quarter 2015 sales were up slightly from 2014. The organic sales increase of 7% in the region was driven principally by stronger light vehicle and medium/truck sales volumes in Thailand and India and increased off-highway sales levels in our operation in China. Partially offsetting these increases were lower sales attributable to a scheduled light vehicle program roll-off in Australia.

Cost of sales and gross margin — Cost of sales for 2015 declined $74, or 5%, in the first quarter of 2015. Similar to our reduction in sales, the change was due primarily to currency effects with a partial offset provided by higher sales volumes. Cost of sales as a percent of sales in this year's first quarter was relatively comparable to last year's first quarter. Savings from material cost reduction initiatives reduced cost of sales by $12, helping offset higher net material commodity costs of $2 and supply chain disruption costs in our Commercial Vehicle segment of $8.

Gross margin of $228 in 2015 decreased $6 from 2014, representing 14.2% of sales in 2015 as compared to 13.9% of sales in 2014. The 30 basis point improvement in gross margin was principally driven by overall better cost performance, principally from material cost reduction initiatives.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2015 were $100 (6.2% of sales) as compared to $105 (6.2% of sales) in 2014. Salary and benefits expenses in 2015 were $4 lower than in 2014, while selling expense and other discretionary spending declined $1.

Amortization of intangibles — The reduction of $8 in amortization of intangibles is primarily attributable to certain customer related and core technology intangibles becoming fully amortized.

Restructuring charges — Restructuring charges of $1 in 2015 were primarily attributable to exit costs associated with previously announced facility closure and realignment actions. The restructuring expense of $9 in 2014 represented employee separation costs associated with a headcount reduction program in our Commercial Vehicle business in Argentina and continuing employee separation and exit costs associated with previously announced actions.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended March 31,
	2015	2014
Interest income	$3	$3
Government grants and incentives	1	1
Foreign exchange loss		(12)
Strategic transaction expenses	(1)	(1)
Gain on derecognition of noncontrolling interest	5
Gain on sale of marketable securities	1
Recognition of unrealized gain on payment-in-kind note receivable		2
Insurance recoveries	1
Other	2	1
Other income (expense), net	$12	$(6)

Net foreign exchange losses in 2014 included a loss of $17 resulting from our decision to cease using the official exchange rate of 6.3 bolivars per U.S. dollar and instead use the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. See Note 1 to our consolidated financial statements in Item 8 of our 2014 Form 10-K for a comprehensive discussion of Venezuela's exchange rate environment. Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a $5 gain on the derecognition of the noncontrolling interest in one of our former Venezuelan subsidiaries. See Notes 2 and 15 to our consolidated financial statements in Item 1 of Part I for additional information. In the first quarter of 2014 the sale of a payment-in-kind note resulted in the recognition of $2 of unrealized gain that arose following the valuation of the note below its callable value at emergence from bankruptcy.

Loss on extinguishment of debt — Actions to refinance a portion of our long-term debt that commenced in last year's fourth quarter were completed in the first quarter of 2015, with expense recognized for the call premium incurred and write-off of unamortized financing costs associated with debt extinguished in this year's first quarter.

Interest expense — Interest expense was $28 and $30 in 2015 and 2014. The impact of higher average debt levels was more than offset by a lower average effective interest rate. As discussed in Note 10 to our consolidated financial statements in Item 1 of Part I, we completed the sale of $425 of 5.5% senior unsecured notes in December 2014 and redeemed $400 of 6.5% senior unsecured notes during the three month period ended February 2015. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.5% and 7.0% in 2015 and 2014.

Income tax expense — Income tax expense of our continuing operations was $31 and $34 in the first quarter of 2015 and 2014. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. Valuation allowance effects were the primary factor for the effective rates of 30% in 2015 and 48% in 2014 varying from the U.S. federal statutory rate. The U.S. and other jurisdictions with valuation allowances are expected to generate income in 2015, thereby reducing the effective tax rate as the tax expense associated with this income is offset by valuation allowance release. In 2014, jurisdictions with valuation allowances were in loss positions, resulting in an increased effective tax rate. Additionally, first quarter 2014 expense included $4 for withholding taxes associated with changes to planned repatriations of certain foreign earnings.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that up to $500 of the valuation allowances against our U.S. deferred tax assets could be released in the next twelve months. See Note 14 to our consolidated financial statements in Item 1 of Part I for a discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in earnings of affiliates — Equity investments provided net earnings of $1 in 2015 and 2014. Equity in earnings of Bendix Spicer Foundation Break, LLC of $3 in 2015 and $2 in 2014 were partially offset by equity in losses of Dongfeng Dana Axle Co., Ltd. of $2 in 2015 and $1 in 2014.

Loss from discontinued operations — Loss from discontinued operations activity relates to our Structural Products business. See Note 2 to our consolidated financial statements in Item 1 of Part I.

Noncontrolling interests net income — As more fully discussed in Note 1 to our consolidated financial statements in Item 1 of Part 1, the first quarter of 2015 includes $9 for correction of previously reported noncontrolling interests net income.

Segment Results of Operations (2015 versus 2014)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$618	$30	4.9%
Volume and mix	56	11
Divestiture	(27)	18
Performance	7	6
Currency effects	(17)	(1)
2015	$637	$64	10.0%

Light Vehicle sales in the first quarter, exclusive of currency and divestiture effects, were 10% higher in 2015 than in 2014. The volume related increase was driven in part by stronger production levels. North America full frame light truck production was up 4% from 2014 and light truck production in Europe and Asia Pacific was stronger by 4% and 3%. Light Vehicle also benefited from favorable mix and new customer programs that came on line over the past year.

Light Vehicle segment EBITDA of $64 in this year's first quarter was up significantly from EBITDA of $30 in the same period of 2014. The first quarter of 2014 included a charge of $17 for devaluation of the Venezuelan bolivar, which drove a year-over-year 2015 segment EBITDA improvement attributable to Venezuela of $18. The performance-related increase was due primarily to cost recovery pricing of $7 and material cost savings of $4, inclusive of lower commodity prices. These benefits were partially offset by increased warranty expense of $3, with other items providing a net reduction of $2.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$457	$44	9.6%
Volume and mix	(1)	(3)
Performance	7	(4)
Currency effects	(30)	(2)
2015	$433	$35	8.1%

The currency related reduction in sales was primarily due to a weaker euro and Brazil real. After adjusting for the effects of currency, first quarter 2015 sales in our Commercial Vehicle segment increased 1% from 2014. Sales volumes benefited from stronger year-over-year medium/heavy truck production levels – up about 17% in North America and 3% in Europe. Offsetting these higher production levels was a weakening of production in South America by more than 40%.

Commercial Vehicle segment EBITDA of $35 in 2015 was $9 lower than in 2014. The year-over-year reduction in segment EBITDA attributed to performance impact includes $8 of cost attributable to supplier transition inefficiencies. Inflationary pressures, primarily in Brazil, resulted in higher commodity costs for this segment of $4, while higher warranty and engineering expenses reduced segment EBITDA by $2 and $1. These cost increases were partially offset by cost recovery pricing actions of $7 and material cost savings of $4.

Off-Highway

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$341	$42	12.3%
Volume and mix	(12)	(2)
Performance	1	9
Currency effects	(46)	(10)
2015	$284	$39	13.7%

Reduced year-over-year sales due to currency effects resulted principally from a weaker euro. Off-Highway segment sales for the first quarter of 2015, excluding currency effects, were down about 3% from the first quarter of 2014. The volume impact was driven by lower demand levels in Europe and South America that were partially offset by stronger North America construction demand.

In our Off-Highway segment, 2015 EBITDA of $39 was down $3 from 2014. Partially offsetting the EBITDA reduction associated with currency and lower volumes were performance improvements, primarily from material cost savings of $5 and a reduction in warranty cost of $3.

Power Technologies

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$272	$44	16.2%
Volume and mix	10	2
Performance		(2)
Currency effects	(28)	(6)
2015	$254	$38	15.0%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. A weaker euro and Canadian dollar were the primary drivers of the reduced sales due to currency. Net of currency effects, sales increased about 4%, principally from stronger market demand. Increases in year-over-year light vehicle engine build and medium/heavy truck production of 3% and 17% in North America and 1% and 3% in Europe were the primary drivers of the volume increase, with weaker off-highway market demand providing a partial offset.

Segment EBITDA of $38 was $6 lower than in 2014, primarily due to currency effects. The performance related year-over-year reduction was due in part to an increase in material commodity costs of $2 and increased engineering and other expenses of $2. These segment EBITDA reductions were partially offset by material cost savings actions that provided a benefit of $2.

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

The following table provides a reconciliation of segment EBTIDA and adjusted EBITDA to net income.

	Three Months Ended March 31,
	2015	2014
Segment EBITDA
Light Vehicle	$64	$30
Commercial Vehicle	35	44
Off-Highway	39	42
Power Technologies	38	44
Total Segment EBITDA	176	160
Corporate expense and other items, net		5
Adjusted EBITDA	176	165
Depreciation and amortization	(45)	(55)
Restructuring	(1)	(9)
Interest expense, net	(25)	(27)
Other*	(1)	(3)
Income from continuing operations before income taxes	104	71
Income tax expense	31	34
Equity in earnings of affiliates	1	1
Income from continuing operations	74	38
Loss from discontinued operations		(1)
Net income	$74	$37

*
Other includes strategic transaction expenses, stock compensation expense, loss on extinguishment of debt, gain on derecognition of noncontrolling interest, recognition of unrealized gain on payment-in-kind note receivable and other items. See Note 16 to our consolidated financial statements in Item 1 of Part I for additional details.

Free Cash Flow

We have defined free cash flow as net cash provided by (used in) operating activities less purchases of property, plant and equipment. We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by operating activities reported under GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles free cash flow to net cash flows provided by operating activities.

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$(20)	$31
Purchases of property, plant and equipment	(62)	(67)
Free cash flow	$(82)	$(36)
________________________________________________________________________________________
Note: Prior period amounts have been revised. See Note 1 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q.

Liquidity

Our global liquidity at March 31, 2015 was as follows:

Cash and cash equivalents	$885
Less: Deposits supporting obligations	(20)
Available cash	865
Additional cash availability from revolving facility	384
Marketable securities	165
Total global liquidity	$1,414

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

Cash and marketable securities of $156 held by a wholly-owned subsidiary, Dana Companies, LLC, at March 31, 2015 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The components of our March 31, 2015 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$322	$432	$754
Cash and cash equivalents held as deposits	2	18	20
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	109	111
Consolidated cash balance	$326	$559	$885

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

At March 31, 2015, we had no borrowings under the revolving facility but we had utilized $39 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $384 after deducting the outstanding letters of credit.

In December 2014, we completed the sale of $425 in senior unsecured notes. Net proceeds of the offering after transaction costs totaled $418. Net proceeds of $359 were used to redeem $345 of our senior notes due February 15, 2019 (February 2019 Notes) pursuant to a tender offer at a weighted average price of 104.116%. In January 2015, net proceeds of $41 were used to redeem $40 of our February 2019 Notes at a price of 103.000%. In March 2015, net proceeds of $16 were used to redeem the remaining $15 of our February 2019 Notes at a price of 103.250%.

At March 31, 2015, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the revolving facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions so long as there is (i) at least $100 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. The indentures governing the senior notes include similar incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved a share repurchase program of $1,400 that expires on December 31, 2015. During the first quarter of 2015, we paid $63 to acquire 2,913,720 shares of common stock in the open market, leaving $248 available under the program for further share repurchases. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations.

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

Cash Flow

	Three Months Ended March 31,
	2015	2014
Cash used for working capital	$(141)	$(114)
Other cash provided by operations	121	145
Net cash provided by (used in) operating activities	(20)	31
Net cash used in investing activities	(59)	(61)
Net cash used in financing activities	(104)	(87)
Net decrease in cash and cash equivalents	$(183)	$(117)
________________________________________________________________________________________
Note: Prior period amounts have been revised. See Note 1 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q.

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

Operating activities — Exclusive of working capital, other cash provided by operations was $121 and $145 in 2015 and 2014. The year-over-year decrease in other cash provided by operations is primarily attributable to the receipt of $40 of interest related to prior years upon the sale of a payment-in-kind note receivable in 2014, as discussed above, partially offset by improved operating earnings in 2015.

Working capital used cash of $141 in the first quarter of 2015 and $114 in last year's first quarter. Higher first quarter sales as compared to prior year fourth quarter sales for both 2015 and 2014 resulted in increased levels of receivables and inventory. Cash of $173 was used in 2015 to finance increased receivables and $177 was used in 2014. We also used cash of $64 and $56 to fund higher inventory levels in 2015 and 2014. Partially offsetting the cash used for higher receivables and inventory in both 2015 and 2014 was cash provided by increases in accounts payable and other net liabilities of $96 in 2015 and $119 in 2014.

Investing activities — Expenditures for property, plant and equipment in the first quarter of 2015 were $62, as compared to $67 in 2014. During the first quarter of 2015, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities. As discussed above, during 2014 we received $35 of principal upon the sale of a payment-in-kind note receivable. During 2014 we purchased $35 of marketable securities, which was primarily funded by proceeds from the sale of the note receivable.

Financing activities — During the first quarter of 2015, we redeemed $55 of our February 2019 Notes at a $2 premium and increased long-term borrowings at international locations by $18. During the first quarter of 2014, cash of $22 was used for reduction of short-term borrowings and scheduled long-term debt repayments at international locations. We used $63 to repurchase 2,913,720 common shares and $64 to repurchase 3,109,500 common shares during the first quarters of 2015 and 2014.

Contractual Obligations

There have been no material changes at March 31, 2015 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2014 Form 10-K.

Contingencies

On April 22, 2014, SIFCO S.A. and affiliated companies filed for judicial reorganization before Bankruptcy Court in São Paulo, Brazil, and an ancillary Chapter 15 proceeding before the Bankruptcy Court of the Southern District of New York. The

Brazilian bankruptcy case has subsequently been moved to the 5th Lower Civil Court in the Judicial District of Jundiai, the location of SIFCO's principal operations. At present, SIFCO is expected to continue operating while going through reorganization proceedings, and no significant disruptions are anticipated to SIFCO’s supply of product to Dana. The supply agreement with SIFCO provides Dana with an option of exercising preferential contractual rights, including access rights, as well as other legal rights and remedies, in the event that SIFCO is unable to satisfy the product supply requirements of the agreement. During 2014, our Commercial Vehicle operating segment purchased approximately $170 of products under the supply agreement with SIFCO. At March 31, 2015, our net assets relating to this relationship approximated $60.

For a summary of litigation and other contingencies, see Note 12 to our consolidated financial statements in Item 1 of Part I. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. There have been no material changes in the application of our significant accounting policies or critical accounting estimates. Our significant accounting policies are described in Note 1 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q, as well as in Note 1 to our consolidated financial statements in Item 8 of our 2014 Form 10-K. Our critical accounting estimates are described in Item 7 of our 2014 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2015, we executed a forward contract for a U.S. dollar equivalent notional amount of $98 involving the exchange of U.S. dollars and euros. This forward contract has been designated as a net investment hedge of an equivalent portion of certain of our European operations. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information.

There have been no material changes to market risk exposures related to changes in interest rates or commodity costs from those discussed in Item 7A of our 2014 Form 10-K.

Item 4. Controls and Procedures

Disclosure controls and procedures — We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2014 Form 10-K for a more complete understanding of the matters covered by the certifications.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Note 12 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities - Our Board of Directors approved a share repurchase program of $1,400 that expires on December 31, 2015. We will repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we used cash of $63 to repurchase shares of our common stock during the first quarter of 2015.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January	Common	1,062,300	$21.35	1,062,300	$288
February	Common	831,300	$22.34	831,300	$270
March	Common	1,020,120	$21.35	1,020,120	$248

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date:	April 23, 2015	By:	/s/ William G. Quigley III
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

101
The following materials from Dana Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.