Form 10-Q
period 2015-06-30
DANA HOLDING CORP
filed 2015-07-23
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2015
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 160,279,736 shares of the registrant’s common stock outstanding at July 10, 2015.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,609	$1,710	$3,217	$3,398
Costs and expenses
Cost of sales	1,373	1,462	2,753	2,916
Selling, general and administrative expenses	101	108	201	213
Amortization of intangibles	4	10	9	23
Restructuring charges, net	11	3	12	12
Loss on extinguishment of debt			(2)
Other income, net	4	21	16	15
Income from continuing operations before interest expense and income taxes	124	148	256	249
Interest expense	27	29	55	59
Income from continuing operations before income taxes	97	119	201	190
Income tax expense	36	33	67	67
Equity in earnings of affiliates	2	6	3	7
Income from continuing operations	63	92	137	130
Loss from discontinued operations	—	(2)	—	(3)
Net income	63	90	137	127
Less: Noncontrolling interests net income	4	4	15	7
Net income attributable to the parent company	59	86	122	120
Preferred stock dividend requirements		2		5
Net income available to common stockholders	$59	$84	$122	$115

Net income per share available to parent company common stockholders:
Basic:
Income from continuing operations	$0.36	$0.55	$0.75	$0.77
Loss from discontinued operations	$—	$(0.01)	$—	$(0.02)
Net income	$0.36	$0.54	$0.75	$0.75

Diluted:
Income from continuing operations	$0.36	$0.50	$0.74	$0.70
Loss from discontinued operations	$—	$(0.01)	$—	$(0.02)
Net income	$0.36	$0.49	$0.74	$0.68

Weighted-average common shares outstanding
Basic	162.1	156.7	163.4	153.7
Diluted	163.2	175.1	164.6	176.0

Dividends declared per common share	$0.06	$0.05	$0.11	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$63	$90	$137	$127
Less: Noncontrolling interests net income	4	4	15	7
Net income attributable to the parent company	59	86	122	120

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	14	14	(85)	2
Hedging gains and losses	3	1	2	1
Investment and other gains and losses	(1)	3		3
Defined benefit plans	7	3	23	10
Other comprehensive income (loss) attributable to the parent company	23	21	(60)	16

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	(2)	1	(2)
Defined benefit plans			1
Other comprehensive income (loss) attributable to noncontrolling interests	(2)	1	(1)	—

Total comprehensive income attributable to the parent company	82	107	62	136
Total comprehensive income attributable to noncontrolling interests	2	5	14	7
Total comprehensive income	$84	$112	$76	$143

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$894	$1,121
Marketable securities	169	169
Accounts receivable
Trade, less allowance for doubtful accounts of $5 in 2015 and $6 in 2014	881	755
Other	110	117
Inventories
Raw materials	335	304
Work in process and finished goods	360	350
Other current assets	130	111
Current assets of disposal group held for sale		27
Total current assets	2,879	2,954
Goodwill	82	90
Intangibles	150	169
Other noncurrent assets	316	337
Investments in affiliates	195	204
Property, plant and equipment, net	1,168	1,176
Total assets	$4,790	$4,930

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$51	$65
Accounts payable	860	791
Accrued payroll and employee benefits	147	158
Taxes on income	57	32
Other accrued liabilities	187	194
Current liabilities of disposal group held for sale		21
Total current liabilities	1,302	1,261
Long-term debt	1,570	1,613
Pension and postretirement obligations	532	580
Other noncurrent liabilities	277	279
Noncurrent liabilities of disposal group held for sale		17
Total liabilities	3,681	3,750
Commitments and contingencies (Note 12)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, zero shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 160,631,551 and 166,070,057 shares outstanding	2	2
Additional paid-in capital	2,650	2,640
Accumulated deficit	(428)	(532)
Treasury stock, at cost (7,532,298 and 1,588,990 shares)	(161)	(33)
Accumulated other comprehensive loss	(1,057)	(997)
Total parent company stockholders' equity	1,006	1,080
Noncontrolling equity	103	100
Total equity	1,109	1,180
Total liabilities and equity	$4,790	$4,930

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$137	$127
Depreciation	78	81
Amortization of intangibles	10	27
Amortization of deferred financing charges	2	3
Call premium on senior notes	2
Dividends received in excess of current earnings of affiliates	9	6
Stock compensation expense	8	9
Deferred income taxes	2	(5)
Pension contributions, net	(9)	(5)
Interest payment received on payment-in-kind note receivable		40
Change in working capital	(108)	(66)
Other, net	(3)	6
Net cash provided by operating activities	128	223

Investing activities
Purchases of property, plant and equipment	(122)	(126)
Principal payment received on payment-in-kind note receivable		35
Purchases of marketable securities	(26)	(57)
Proceeds from sales of marketable securities	12	1
Proceeds from maturities of marketable securities	16	2
Proceeds from sale of business		9
Other	(3)	3
Net cash used in investing activities	(123)	(133)

Financing activities
Net change in short-term debt	3	(5)
Proceeds from letters of credit		12
Repayment of letters of credit	(4)	(6)
Proceeds from long-term debt	18	1
Repayment of long-term debt	(58)	(19)
Call premium on senior notes	(2)
Dividends paid to preferred stockholders		(4)
Dividends paid to common stockholders	(18)	(16)
Distributions to noncontrolling interests	(3)	(2)
Repurchases of common stock	(126)	(113)
Other	1
Net cash used in financing activities	(189)	(152)

Net decrease in cash and cash equivalents	(184)	(62)
Cash and cash equivalents – beginning of period	1,121	1,256
Effect of exchange rate changes on cash balances	(43)	(22)
Cash and cash equivalents – end of period	$894	$1,172

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Disposal Groups and Discontinued Operations

3.	Goodwill and Other Intangible Assets

4.	Restructuring of Operations

5.	Stockholders' Equity

6.	Earnings per Share

7.	Stock Compensation

8.	Pension and Postretirement Benefit Plans

9.	Marketable Securities

10.	Financing Agreements

11.	Fair Value Measurements and Derivatives

12.	Commitments and Contingencies

13.	Warranty Obligations

14.	Income Taxes

15.	Other Income, Net

16.	Segments

17.	Equity Affiliates

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

In the first quarter of 2015, we identified an error attributable to the calculation of noncontrolling interests net income of a subsidiary. The error resulted in an understatement of noncontrolling equity and noncontrolling interests net income and a corresponding overstatement of parent company stockholders' equity and net income attributable to the parent company in prior periods. Based on our assessments of qualitative and quantitative factors, the error and related impacts were not considered material to the financial statements of the prior periods to which they relate. The error was corrected in March 2015 by increasing noncontrolling interests net income by $9. The correction is not anticipated to be material to our 2015 full year net income attributable to the parent company.

Historically, we have not adjusted the purchases of property, plant and equipment presented in our consolidated statement of cash flows for invoices not paid in cash as of the end of the period. While the error had no impact on the total net cash flows presented in any prior period it did result in a misclassification between net cash provided by (used in) operating activities and net cash used in investing activities. Prior period amounts have been revised to properly reflect capital invoices not paid in cash as of the end of each period presented. Purchases of property, plant and equipment previously presented for the six months ended June 30, 2014, have been increased by $30 with a corresponding offset to change in working capital. At June 30, 2015 and 2014, we had $46 and $13 of purchases of property, plant and equipment included in accounts payable.

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

Discontinued operations — Prior to January 1, 2015, we would classify a business component that had been disposed of or classified as held for sale as discontinued operations if the cash flows of the component were eliminated from our ongoing operations and we no longer had any significant continuing involvement in or with the component. The results of operations of our discontinued operations, including any gains or losses on disposition, were aggregated and presented on one line in the income statement. See Note 2 for additional information regarding our discontinued operations.

Recently adopted accounting pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that revises the definition of a discontinued operation. The revised definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance applies to covered transactions that occur after December 31, 2014. The significance of this guidance for Dana is dependent on any qualifying future dispositions or disposals.

Recently issued accounting pronouncements

In May 2015, the FASB issued guidance that removes from the fair value hierarchy investments for which fair value is measured at net asset value (or its equivalent) using the available practical expedient. The new guidance also modifies the scope of the disclosures related to such investments, eliminating from scope those investments eligible for but not actually valued using the practical expedient. Entities must continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) using the practical expedient, including information that helps readers understand the investments and whether the investments, if sold, are probable of being sold at amounts that differ from the net asset value. This guidance becomes effective January 1, 2016 and requires retrospective application. Early adoption is permitted. We are currently evaluating the impact this guidance will have on disclosures covering certain assets held by our pension plans.
In April 2015, the FASB issued an amendment to provide explicit guidance about a customer's accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The guidance is effective January 1, 2016 and can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In April 2015, the FASB issued guidance to provide for a practical expedient that permits an entity to measure defined benefit plan assets and obligations as of the month end that is closest to the entity's fiscal year end or the month end that is closest to the date of a significant event caused by the entity that occurred in an interim period. Significant events, such as a plan amendment, settlement or curtailment, call for a remeasurement in accordance with existing requirements. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations. The guidance is effective January 1, 2016 and early adoption is permitted. The guidance will not impact our consolidated financial statements.

In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. Debt issuance costs related to term debt will be presented on the balance sheet as a direct deduction from the related debt liability rather than recorded as a separate asset. The amendment does not affect the recognition and measurement of debt issuance costs. There is no effect on the statement of operations as debt issuance costs will continue to be amortized to interest expense. The guidance becomes effective January 1, 2016 and requires retrospective application to all prior periods presented. We intend to early adopt the guidance effective December 31, 2015.

In February 2015, the FASB released updated consolidation guidance that entities must use to evaluate specific ownership and contractual arrangements that lead to a consolidation conclusion. The updates could change consolidation outcomes affecting presentation and disclosures. This guidance becomes effective January 1, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2014, the FASB issued guidance to provide clarity on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of a share-based payment award. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendment requires that a performance target that affects vesting and extends beyond the end of the service period be treated as a performance condition and not as a factor in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance, which is effective January 1, 2016, is not expected to impact our consolidated financial statements.

In May 2014, the FASB issued guidance that requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration a company expects to be entitled to in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB adopted a one-year deferral of this guidance. As a result, this guidance will be effective January 1, 2018 with the option to adopt the standard as of the original effective date, January 1, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Upon completion of the divestiture of the disposal group in January 2015, we recognized a gain of $5 on the derecognition of the noncontrolling interest in a former Venezuelan subsidiary in other income, net. We also credited other comprehensive loss attributable to the parent for $10 and other comprehensive loss attributable to noncontrolling interests for $1 to eliminate the unrecognized pension expense recorded in accumulated other comprehensive loss.

Discontinued operations of Structural Products business — In March 2010, we sold substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). Upon cessation of all operations in August 2012, the former Structural Products business was presented as discontinued operations in the accompanying financial statements. We reached a final agreement on the remaining issues with the buyer in May 2014, resulting in the receipt of $9 from the escrow agent and a charge of $1 to other expense within discontinued operations during the second quarter of 2014. The loss from discontinued operations for the first six months of 2014 also included legal fees and other costs associated with resolving claims of the buyer and a former customer.

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway operating segment. The change in the carrying amount of goodwill in 2015 is due to currency fluctuation.

Components of other intangible assets —

		June 30, 2015			December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$87	$(83)	$4	$90	$(85)	$5
Trademarks and trade names	16	3	(2)	1	3	(1)	2
Customer relationships	8	467	(407)	60	493	(416)	77
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$642	$(492)	$150	$671	$(502)	$169

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at June 30, 2015 were as follows: Light Vehicle — $12, Commercial Vehicle — $81, Off-Highway — $47 and Power Technologies — $10.

Amortization expense related to amortizable intangible assets —

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Charged to cost of sales	$—	$2	$1	$4
Charged to amortization of intangibles	4	10	9	23
Total amortization	$4	$12	$10	$27

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on June 30, 2015 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2015	2016	2017	2018	2019
Amortization expense	$8	$16	$13	$10	$9

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

During the second quarter of 2015, we implemented certain headcount reduction initiatives, primarily in our Commercial Vehicle business in Brazil in response to lower demand in that region. Including costs associated with this action and with other previously announced initiatives, restructuring expense during the second quarter of 2015 was $11 and primarily represented severance and related benefits costs.

During the first quarter of 2015, we continued to execute our previously announced initiatives. Restructuring expense during the first quarter of 2015 was $1 and primarily represented continuing exit costs.

During the first and second quarters of 2014, we continued to implement certain headcount reduction programs, primarily associated with the closure of our Commercial Vehicle foundry operation in Argentina. Including costs associated with this action and with other previously announced initiatives, restructuring expense for the six months ended June 30, 2014 was $12, including $8 of severance and related benefit costs and $4 of exit costs.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at March 31, 2015	$7	$9	$16
Charges to restructuring	11		11
Cash payments	(3)		(3)
Balance at June 30, 2015	$15	$9	$24

Balance at December 31, 2014	$12	$9	$21
Charges to restructuring	11	1	12
Cash payments	(7)	(1)	(8)
Currency impact	(1)		(1)
Balance at June 30, 2015	$15	$9	$24

At June 30, 2015, the accrued employee termination benefits include costs to reduce approximately 250 employees over the next two years. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our restructuring initiatives.

	Expense Recognized			Future Cost to Complete
	Prior to 2015	2015	Total to Date
Light Vehicle	$9	$1	$10	$2
Commercial Vehicle	23	11	34	10
Total	$32	$12	$44	$12

The future cost to complete includes estimated separation costs and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5. Stockholders’ Equity

Common stock — Our Board of Directors declared a quarterly cash dividend of six cents per share of common stock in the second quarter of 2015 and five cents per share of common stock in the first quarter of 2015. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — Our Board of Directors approved a share repurchase program of $1,400, expiring on December 31, 2015. Under the program, we spent $126 to repurchase 5,822,021 shares of our common stock during the first six months of 2015 through open market transactions. Approximately $185 remained available under the program for future share repurchases as of June 30, 2015.

Changes in equity —

	2015			2014
Three Months Ended June 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, March 31	$991	$106	$1,097	$1,272	$105	$1,377
Total comprehensive income	82	2	84	107	5	112
Preferred stock dividends			—	(2)		(2)
Common stock dividends	(10)		(10)	(9)		(9)
Distributions to noncontrolling interests		(5)	(5)		(6)	(6)
Common stock share repurchases	(63)		(63)	(49)		(49)
Stock compensation	6		6	4		4
Stock withheld for employee taxes			—	(1)		(1)
Balance, June 30	$1,006	$103	$1,109	$1,322	$104	$1,426

Six Months Ended June 30,
Balance, December 31	$1,080	$100	$1,180	$1,309	$104	$1,413
Total comprehensive income	62	14	76	136	7	143
Preferred stock dividends			—	(5)		(5)
Common stock dividends	(18)		(18)	(16)		(16)
Distributions to noncontrolling interests		(6)	(6)		(7)	(7)
Share conversion			—	3		3
Common stock share repurchases	(126)		(126)	(113)		(113)
Derecognition of noncontrolling interests		(5)	(5)			—
Stock compensation	10		10	10		10
Stock withheld for employee taxes	(2)		(2)	(2)		(2)
Balance, June 30	$1,006	$103	$1,109	$1,322	$104	$1,426

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2015	$(526)	$(10)	$6	$(550)	$(1,080)
Other comprehensive income (loss):
Currency translation adjustments	18				18
Holding loss on net investment hedge	(4)				(4)
Holding gains and losses		(3)	(1)		(4)
Reclassification of amount to net income (a)		6			6
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				7	7
Other comprehensive income (loss)	14	3	(1)	7	23
Balance, June 30, 2015	$(512)	$(7)	$5	$(543)	$(1,057)

Balance, March 31, 2014	$(254)	$—	$3	$(481)	$(732)
Other comprehensive income:
Currency translation adjustments	14				14
Holding gains and losses		1	3		4
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				3	3
Other comprehensive income	14	1	3	3	21
Balance, June 30, 2014	$(240)	$1	$6	$(478)	$(711)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(427)	$(9)	$5	$(566)	$(997)
Other comprehensive income (loss):
Currency translation adjustments	(83)				(83)
Holding loss on net investment hedge	(2)				(2)
Holding gains and losses		(9)			(9)
Reclassification of amount to net income (a)		11			11
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				13	13
Elimination of net prior service costs and actuarial losses of disposal group				10	10
Other comprehensive income (loss)	(85)	2	—	23	(60)
Balance, June 30, 2015	$(512)	$(7)	$5	$(543)	$(1,057)

Balance, December 31, 2013	$(242)	$—	$3	$(488)	$(727)
Other comprehensive income (loss):
Currency translation adjustments	2				2
Holding gains and losses		1	5		6
Reclassification of amount to net income (a)			(2)		(2)
Venezuelan bolivar devaluation				3	3
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				8	8
Tax expense				(1)	(1)
Other comprehensive income	2	1	3	10	16
Balance, June 30, 2014	$(240)	$1	$6	$(478)	$(711)
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

Note 6. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations	$63	$92	$137	$130
Less: Noncontrolling interests	4	4	15	7
Less: Preferred stock dividend requirements		2		5
Income from continuing operations available to common stockholders - Numerator basic	59	86	122	118
Preferred stock dividend requirements		2		5
Numerator diluted	$59	$88	$122	$123

Net income available to common stockholders - Numerator basic	$59	$84	$122	$115
Preferred stock dividend requirements		2		5
Numerator diluted	$59	$86	$122	$120

Weighted-average number of shares outstanding - Denominator basic	162.1	156.7	163.4	153.7
Employee compensation-related shares, including stock options	1.1	1.3	1.2	1.2
Conversion of preferred stock		17.1		21.1
Denominator diluted	163.2	175.1	164.6	176.0

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.3 million and 0.2 million CSEs from the calculations of diluted earnings per share for the quarter and year-to-date periods ended June 30, 2015 as the effect of including them would have been anti-dilutive.

Note 7. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the first half of 2015.

		Weighted-average Per Share
	Granted (In millions)	Grant Date Fair Value
RSUs	0.6	$22.25
PSUs	0.3	$24.70

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

Stock options and stock appreciation rights (SARs) related to 0.2 million shares were exercised and a small number of shares were forfeited in 2015. We received $2 of cash from the exercise of stock options and we paid $2 of cash to settle SARs and RSUs during 2015. We issued 0.4 million shares of common stock based on the vesting of RSUs.

We recognized stock compensation expense of $5 during the second quarters of both 2015 and 2014 and $8 and $9 during the first half of 2015 and 2014. At June 30, 2015, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $31. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 8. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2015		2014		OPEB - Non-U.S.
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2015	2014
Interest cost	$17	$2	$20	$3	$1	$2
Expected return on plan assets	(28)		(28)
Service cost		1		2
Amortization of net actuarial loss	5	2	4	1
Net periodic benefit cost (credit)	$(6)	$5	$(4)	$6	$1	$2

Six Months Ended June 30,
Interest cost	$34	$4	$40	$6	$2	$3
Expected return on plan assets	(55)	(1)	(55)
Service cost		3		3
Amortization of net actuarial loss	10	3	8	2
Net periodic benefit cost (credit)	$(11)	$9	$(7)	$11	$2	$3

Note 9. Marketable Securities

	June 30, 2015			December 31, 2014
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$40	$—	$40	$38	$—	$38
Corporate securities	42		42	36		36
Certificates of deposit	22		22	23		23
Other	60	5	65	67	5	72
Total marketable securities	$164	$5	$169	$164	$5	$169

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $38, $62 and $3 at June 30, 2015.

Note 10. Financing Agreements

Long-term debt at —

	Interest Rate	June 30, 2015	December 31, 2014
Senior Notes due February 15, 2019	6.500%	$—	$55
Senior Notes due February 15, 2021	6.750%	350	350
Senior Notes due September 15, 2021	5.375%	450	450
Senior Notes due September 15, 2023	6.000%	300	300
Senior Notes due December 15, 2024	5.500%	425	425
Other indebtedness*		80	79
Total		1,605	1,659
Less: current maturities		35	46
Total long-term debt		$1,570	$1,613
* Includes fair value adjustments related to an interest rate swap. See Note 11 for additional information.

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

During December 2014, we redeemed $345 of our February 2019 Notes pursuant to a tender offer at a weighted average price equal to 104.116% plus accrued and unpaid interest. The $19 loss on extinguishment of debt includes the redemption premium and transaction costs associated with the tender offer and the write-off of $4 of previously deferred financing costs associated with the February 2019 Notes.

On December 9, 2014, we elected to redeem $40 of our February 2019 Notes effective January 8, 2015 at a price equal to 103.000% plus accrued and unpaid interest. The notes redeemed on January 8, 2015 have been included in current portion of long-term debt as of December 31, 2014. On March 16, 2015, we redeemed the remaining $15 of our February 2019 Notes at a price equal to 103.250% plus accrued and unpaid interest. The $2 loss on extinguishment of debt includes the redemption premium and the write-off of previously deferred financing costs associated with the February 2019 Notes.

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

There were no borrowings under the revolving facility at June 30, 2015 but we had utilized $39 for letters of credit. Based on our borrowing base collateral of $431, we had potential availability at June 30, 2015 under the revolving facility of $392 after deducting the outstanding letters of credit.

Debt covenants — At June 30, 2015, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 11. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Inputs Observable
June 30, 2015	Total	(Level 1)	(Level 2)
Marketable securities	$169	$65	$104
Currency forward contracts - Accounts receivable other
Undesignated	2		2
Currency forward contracts - Other accrued liabilities
Cash flow hedges	8		8
Undesignated	1		1
Currency swaps - Other noncurrent liabilities
Undesignated	1		1
Interest rate swap - Other noncurrent liabilities
Fair value hedge	2		2

December 31, 2014
Marketable securities	$169	$72	$97
Currency forward contracts - Accounts receivable other
Cash flow hedges	1		1
Undesignated	1		1
Currency forward contracts - Other accrued liabilities
Cash flow hedges	11		11
Currency swaps - Other accrued liabilities
Undesignated	9		9

Fair value of financial instruments – The financial instruments that are not carried in our balance sheet at fair value are as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,525	$1,563	$1,580	$1,643
Other indebtedness*	80	78	79	77
Total	$1,605	$1,641	$1,659	$1,720
* The carrying value includes fair value adjustments related to an interest rate swap at June 30, 2015.

The fair value of our senior notes is estimated based upon a market approach (Level 2) while the fair value of our other indebtedness is based upon an income approach (Level 2).

Fair value measurements on a nonrecurring basis — Certain assets are measured at fair value on a nonrecurring basis. These are long-lived assets that are subject to fair value adjustments only in certain circumstances. These assets include intangible assets and property, plant and equipment which may be written down to fair value when they are held for sale or as a result of impairment.

Interest rate derivatives — Our interest rate derivatives include a fixed-to-floating interest rate swap on our $425, 5.500% fixed-rate senior notes, due December 15, 2024 (the "designated fixed-rate debt"). Executed near the end of the second quarter of 2015, the interest rate swap has the same total notional amount and maturity date as the designated fixed-rate debt and economically serves to convert the designated fixed-rate debt into variable-rate debt, using the 3-month U.S. LIBOR as the benchmark interest rate plus a spread of 307 basis points. Of the $425 total notional amount of the interest rate swap, $340 has been designated as a fair value hedge of the $425 fixed-rate debt. Using retrospective and prospective regression analysis, we will perform effectiveness testing on a monthly basis.

Changes in fair value of the interest rate swap are recorded in the balance sheet as an other noncurrent receivable or payable while changes in the fair value of the designated fixed-rate debt are recorded in the balance sheet as a change in the carrying amount of debt. The difference between the changes in fair value of the designated portion of the interest rate swap and the designated fixed-rate debt represents ineffectiveness and is recorded in the income statement as an adjustment to interest expense during each period. Changes in the fair value associated with the undesignated portion of the interest rate swap do not represent ineffectiveness but are also recorded as an adjustment to interest expense during each period.

As of June 30, 2015, the notional amount of the interest rate swap in a fair value hedge relationship with the designated fixed-rate debt was $340. Subsequent to the execution of the swap at the end of the second quarter of 2015, the change in the fair value of the swap was a loss of $2 while the change in the fair value of the designated fixed-rate debt was a gain of $2. The amounts recorded in earnings as ineffectiveness and as interest expense savings during the applicable portion of the second quarter of 2015 were not material.

Foreign currency derivatives — Our foreign currency derivatives include forward contracts associated with forecasted transactions, primarily involving the purchases and sales of inventory through the next eighteen months, as well as currency swaps associated with certain recorded intercompany loans receivable and payable. Periodically, our foreign currency derivatives also include net investment hedges of certain of our investments in foreign operations.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $204 as of June 30, 2015 and $296 as of December 31, 2014. The total notional amount of outstanding foreign currency swaps was $214 as of June 30, 2015 and $10 as of December 31, 2014.

The following currency derivatives were outstanding at June 30, 2015:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso	$78	$—	$78	Sep-16
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	19	29	48	Dec-16
British pound	U.S. dollar, Euro	6	1	7	Sep-16
Swedish krona	Euro	14		14	Sep-16
South African rand	U.S. dollar, Euro		7	7	Sep-15
Thai baht	U.S. dollar, Australian dollar		19	19	May-16
Brazilian real	U.S. dollar, Euro		5	5	Mar-16
Indian rupee	U.S. dollar, British pound, Euro		26	26	Apr-16
Total forward contracts		117	87	204

U.S. dollar	Euro		116	116	Dec-16
Euro	Canadian dollar, British pound		88	88	Dec-16
Indian rupee	U.S. dollar		10	10	Jul-15
Total currency swaps		—	214	214
Total currency derivatives		$117	$301	$418

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

During the second quarter of 2015, we settled our $98 forward contract that had been executed and designated as a net investment hedge of the equivalent portion of certain of our European operations during the first quarter of 2015. Although no net investment hedges remain outstanding at June 30, 2015, a deferred loss of $2 associated with this settled contract has been recorded in AOCI as of that date and will remain deferred until such time as the investment in the associated subsidiary is substantially liquidated. See also Note 5.

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to June 30, 2015 exchange rates. Deferred losses of $8 at June 30, 2015 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $10 at December 31, 2014. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during the second quarter of 2015. See also Note 5.

Note 12. Commitments and Contingencies

Asbestos personal injury liabilities — As part of our reorganization in 2008, assets and liabilities associated with personal injury asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company. The assets of DCLLC include insurance rights relating to coverage against these liabilities, marketable securities and other assets which are considered sufficient to satisfy its liabilities. DCLLC had approximately 25,000 active pending asbestos personal injury liability claims at both June 30, 2015 and December 31, 2014. DCLLC had accrued $80 for indemnity and defense costs for settled, pending and future claims at June 30, 2015, compared to $81 at December 31, 2014. A fifteen-year time horizon was used to estimate the value of this liability.

At June 30, 2015, DCLLC had recorded $52 as an asset for probable recovery from insurers for the pending and projected asbestos personal injury liability claims, unchanged from the $52 recorded at December 31, 2014. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. DCLLC has coverage agreements in place with insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of the insurance coverage, but rather the amount DCLLC would expect to recover if the accrued indemnity and defense costs were paid in full.

DCLLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. Dana Holding Corporation has no obligation to increase its investment in or otherwise support DCLLC.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at June 30, 2015 and December 31, 2014, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $6 at June 30, 2015 and $7 at December 31, 2014. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities. Other accounts receivable included a related recoverable from insurers or other parties of $1 at December 31, 2014.

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

In November 2013, we received an arbitration notice from Sypris Solutions, Inc. (Sypris), formerly our largest supplier, alleging damage claims under the long-term supply agreement that expired on December 31, 2014. The arbitration proceedings related to these claims concluded in the second quarter of 2015 with Sypris being awarded immaterial damages. Sypris also alleged that Dana and Sypris entered into a new binding long-term supply agreement in July 2013. Dana filed suit against Sypris requesting declaratory judgment that the parties did not enter into a new supply agreement. During the first quarter of 2015, the court granted summary judgment in Dana’s favor, rejecting Sypris’ position that a new contract was formed in July 2013. The summary judgment ruling has been appealed by Sypris. We continue to believe this Sypris claim is without merit.

Note 13. Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available.

Changes in warranty liabilities —

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$46	$56	$47	$54
Amounts accrued for current period sales	7	5	14	9
Adjustments of prior estimates	2	7	4	11
Settlements of warranty claims	(8)	(9)	(16)	(15)
Currency impact	1		(1)
Balance, end of period	$48	$59	$48	$59

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

We reported income tax expense related to our continuing operations of $36 and $33 for the quarters ended June 30, 2015 and 2014 and $67 for the six-month periods in both years. The effective income tax rates vary from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S. Our effective tax rates were 33% and 35% in the first half of 2015 and 2014. The U.S. and certain foreign jurisdictions with valuation allowances were expected to generate income in 2015 and 2014, thereby reducing the effective tax rate as the tax expense associated with this income is offset by valuation allowance release.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $2 for the three months ended June 30, 2015 and 2014 and $3 for the six-month periods of both years related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We recognized expense of $6 and $1 in the quarters ended June 30, 2015 and 2014 and $6 and $5 in the respective six-month periods for withholding taxes associated with changes to planned repatriations of certain foreign earnings. We also accrued additional tax reserves of $2 in the second quarter of 2014 for settlements of outstanding tax matters in Italy.

At June 30, 2015, we have a valuation allowance against our deferred tax assets in the U.S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider the pro forma effects on historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, the effect on historical profits of nonrecurring events, as well as tax planning strategies. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable and the additional interest expense resulting from the $750 senior unsecured notes payable issued in

July 2013. A sustained period of profitability, after giving pro forma effect to implemented actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released. Our U.S. operations have experienced improved profitability in recent years, but our analysis of the income of the U.S. operations, as adjusted for pro forma effects of developments through the current date and planned future actions, demonstrates historical losses through the year ended December 31, 2014 with an uncertain forecast of near break-even results in 2015. Therefore, we have not achieved a level of sustained historical profitability that would, in our judgment, support a release of the valuation allowance at June 30, 2015. Although we expect our U.S. operations to generate profits in the future, this positive evidence cannot be given as much weight in our analysis as the objectively verifiable lack of sustained historical profitability. To the extent that we achieve our forecasted levels of sustainable profits in 2015 and our projections of profitability beyond 2015 are sufficiently positive, it is reasonably possible that we could release up to $500 of the valuation allowances against our U.S. deferred tax assets in the next twelve months. Until the valuation allowance is released, the income tax effect of any reported U.S. profits will reduce net deferred tax assets and the associated valuation allowance.

Note 15. Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$4	$3	$7	$6
Government grants and incentives		1	1	2
Foreign exchange gain (loss)	(6)	14	(6)	2
Strategic transaction expenses	(1)		(2)	(1)
Gain on derecognition of noncontrolling interest			5
Gain on sale of marketable securities			1
Recognition of unrealized gain on payment-in-kind note receivable				2
Insurance recoveries	3		4
Other	4	3	6	4
Other income, net	$4	$21	$16	$15

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. Effective March 31, 2014, we ceased using the official exchange rate of 6.3 and began using the Complementary System of Foreign Currency Administration (SICAD) rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our subsidiaries in Venezuela. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. The SICAD rate was 10.6 bolivars per U.S. dollar at June 30, 2014. During the second quarter of 2014 we realized a $7 gain as National Center for Foreign Commerce (CENCOEX) approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during the second quarter of 2014 we realized a $6 gain on the sale of U.S. dollars through SICAD 2 at an average rate of 49.9 bolivars per U.S. dollar. The foreign exchange gains and losses associated with our Venezuelan subsidiaries are included in the segment EBITDA of our Light Vehicle operating segment. See Note 1 to our consolidated financial statements in Item 8 of our 2014 Form 10-K for a comprehensive discussion of Venezuela's exchange rate environment.

Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a gain on the derecognition of the noncontrolling interest in a former Venezuelan subsidiary.

The sale of our interest in a payment-in-kind callable note to a third-party in January 2014 resulted in the recognition of the remaining unrealized gain that arose following the valuation of the note receivable below its callable value at emergence from bankruptcy.

During the second quarter of 2015 we reached a settlement with an insurance carrier for the recovery of previously incurred legal costs.

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

Segment information —

	2015			2014
Three Months Ended June 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$641	$35	$66	$636	$43	$76
Commercial Vehicle	431	26	36	463	20	47
Off-Highway	279	10	41	335	10	46
Power Technologies	258	4	39	276	4	39
Eliminations and other		(75)			(77)
Total	$1,609	$—	$182	$1,710	$—	$208

Six Months Ended June 30,
Light Vehicle	$1,278	$72	$130	$1,254	$71	$106
Commercial Vehicle	864	51	71	920	46	91
Off-Highway	563	21	80	676	20	88
Power Technologies	512	8	77	548	10	83
Eliminations and other		(152)			(147)
Total	$3,217	$—	$358	$3,398	$—	$368

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment EBITDA	$182	$208	$358	$368
Corporate expense and other items, net	(2)	(3)	(2)	2
Depreciation	(39)	(41)	(78)	(81)
Amortization of intangibles	(4)	(12)	(10)	(27)
Restructuring	(11)	(3)	(12)	(12)
Stock compensation expense	(5)	(5)	(8)	(9)
Strategic transaction expenses and other items	(1)	1	(2)
Gain on derecognition of noncontrolling interest			5
Loss on extinguishment of debt			(2)
Recognition of unrealized gain on payment-in-kind note receivable				2
Interest expense	(27)	(29)	(55)	(59)
Interest income	4	3	7	6
Income from continuing operations before income taxes	97	119	201	190
Income tax expense	36	33	67	67
Equity in earnings of affiliates	2	6	3	7
Income from continuing operations	63	92	137	130
Loss from discontinued operations	—	(2)	—	(3)
Net income	$63	$90	$137	$127

Note 17. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at June 30, 2015 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$132
Bendix Spicer Foundation Brake, LLC	20%	48
Axles India Limited	48%	6
All others as a group		7
Investments in equity affiliates		193
Investments in affiliates carried at cost		2
Investments in affiliates		$195

Summarized financial information for DDAC —

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$134	$219	$288	$423
Gross profit	$12	$24	$23	$44
Pre-tax income (loss)	$(2)	$10	$(4)	$14
Net income (loss)	$(1)	$8	$(3)	$11
Dana's equity earnings in affiliate	$(2)	$3	$(4)	$2

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline, sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At June 30, 2015, we employed approximately 23,500 people, operated in 25 countries and had 90 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices.

External sales by operating segment for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$641	39.8%	$636	37.2%	$1,278	39.7%	$1,254	36.9%
Commercial Vehicle	431	26.8%	463	27.1%	864	26.9%	920	27.1%
Off-Highway	279	17.4%	335	19.6%	563	17.5%	676	19.9%
Power Technologies	258	16.0%	276	16.1%	512	15.9%	548	16.1%
Total	$1,609		$1,710		$3,217		$3,398

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

Shareholder returns and capital structure actions — Our strong financial position enabled us to provide returns to our common shareholders in the form of cash dividends and the reduction in the number of common share equivalents outstanding. We declared and paid four quarterly common stock dividends of five cents per share in each of the past three years and increased the dividend to six cents per share in this year's second quarter.  During 2013, we redeemed our Series A preferred stock, the equivalent of 21 million common shares on an as converted basis, for $474. In 2014, we exercised our option to convert all remaining outstanding preferred shares to common shares, and our Board of Directors approved the expansion of our existing share repurchase program from $1,000 to $1,400. Including the $126 used to repurchase shares in the first half of this year, we had repurchased 36 million common shares for $741 through June 30, 2015, leaving $185 available under the program.

In December 2014 and the first quarter of 2015, we completed the redemption of our senior notes maturing in 2019, replacing them with senior notes having lower interest rates maturing in 2024. Additionally, in last year's fourth quarter, we completed a voluntary program offered to deferred vested salaried participants in our U.S. pension plans.

Technology leadership — With a clear focus on market based value drivers, global mega trends and customer sustainability objectives and requirements, we are driving innovation to create differentiated value for our customers, moving from a “product push” to a “market pull” product pipeline. We are committed to making investments and diversifying our product offerings to strengthen our competitive position in our core driveline, sealing and thermal technologies, creating value for our customers through improved fuel efficiency, emission control, electric and hybrid electric solutions, durability and cost of ownership, software integration and systems solutions. Our strategic alliance with Fallbrook Technologies Inc. (Fallbrook) provides us the opportunity to leverage leading edge continuously variable planetary (CVP) technology into the development of advanced drivetrain and transmission solutions for customers in our end markets. In 2014, we opened a new technology center in Cedar Park, Texas to support our CVP technology development initiatives.

Additional engineering and operational investment is being channeled into reinvigorating our product portfolio and capitalizing on technology advancement opportunities. Combined engineering centers that support all our operating segments allow us the opportunity to better share technologies among these businesses. New engineering facilities in India and China were opened in the past few years and are now on line, more than doubling our engineering presence in the Asia Pacific region with state-of-the-art development and test capabilities that globally support each of our businesses.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2015 Outlook			2014	2013
North America
Light Truck (Full Frame)	4,000	to	4,100	3,834	3,632
Light Vehicle Engines	15,100	to	15,500	15,079	14,233
Medium Truck (Classes 5-7)	205	to	225	226	201
Heavy Truck (Class 8)	310	to	330	297	245
Agricultural Equipment	60	to	65	64	75
Construction/Mining Equipment	155	to	165	155	157
Europe (including Eastern Europe)
Light Truck	7,700	to	8,000	7,792	7,276
Light Vehicle Engines	21,500	to	22,500	21,440	20,836
Medium/Heavy Truck	400	to	420	397	400
Agricultural Equipment	205	to	215	220	244
Construction/Mining Equipment	300	to	310	298	298
South America
Light Truck	1,000	to	1,100	1,147	1,302
Light Vehicle Engines	2,600	to	2,800	3,178	3,775
Medium/Heavy Truck	90	to	100	167	218
Agricultural Equipment	35	to	40	43	54
Construction/Mining Equipment	10	to	15	17	20
Asia-Pacific
Light Truck	22,300	to	23,300	22,298	20,515
Light Vehicle Engines	48,000	to	49,000	46,589	45,213
Medium/Heavy Truck	1,450	to	1,500	1,574	1,522
Agricultural Equipment	700	to	715	710	788
Construction/Mining Equipment	475	to	500	509	555

North America

Light vehicle markets — North America light vehicle sales and production levels in 2015 continue to benefit from economic conditions that have been relatively strong the past two years. Release of built-up demand to replace older vehicles, greater availability of credit, reduced unemployment and improving consumer confidence have stimulated new vehicle sales. Lower fuel prices have also reduced vehicle operating costs and provided a sales stimulus, with the light truck segment especially receiving increased consumer interest. Light vehicle sales in the first six months of 2015 were about 5% higher than in the same period last year. In the full frame light truck segment where more of our programs are focused, sales in the first half of this year were about 10% higher than in 2014. Light vehicle production of around 8.8 million units was up about 2% from the first six months of 2014, with light vehicle engine production in this year's first six months comparable to volume in 2014. In the full frame light truck segment, first-half 2015 production was about 3% stronger than in the same period last year. Inventory levels of total light vehicles in the U.S. continue to be near normal levels. Inventory of around 60 days' supply at the end of June 2015 compares with 61 days at the end of 2014 and 59 days at the end of last year's second quarter. With the increased level of light truck sales, inventories have declined in the past year. Full frame light truck inventory of 72 days' supply at the end of June 2015, although higher than the 63 days at the end of 2014, compares favorably with the 78 days at the end of June 2014.

Our full year 2015 production expectations for full frame trucks and light vehicle engine production are unchanged from our April outlook. At 4,000 to 4,100 units for the year, full frame light truck production would be up 4 to 7% from 2014, while light vehicle engine production of 15.1 to 15.5 million units would be flat to up 3% versus 2014.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production in North America has increased over the past couple of years with improving economic conditions. Production in the heavy-duty Class 8 truck market, after increasing significantly in 2011 and 2012, declined in 2013 as truck buyers in this segment were more cautious regarding the pace of economic recovery and many opted to defer the replacement of existing vehicles. During the last quarter of 2013 and continuing into 2014, the order book for Class 8 vehicles began strengthening. While ordering slowed somewhat in this year's second quarter, unfilled orders at June 30, 2015 are relatively strong. As a result, year-over-year first half 2015 production increases were relatively strong. Heavy-duty Class 8 production in the first six months of 2015 of around 165,000 units was about 17% higher than in the first half of 2014. Medium duty Classes 5-7 production of around 114,000 units in the first half of 2015 was about 4% higher than production during the same period last year.

With the North America economy continuing to show modest improvement and lower fuel prices reducing operating costs, our outlook for full year 2015 medium/heavy production levels is unchanged from April. We expect full year 2015 Class 8 production to be in a range of 310,000 to 330,000 units, which would result in full year 2015 production being about 4 to 11% higher than in 2014. Our full year 2015 outlook for medium-duty Classes 5-7 production is 205,000 to 225,000 units, although we expect production will come in near the high end of this range – relatively comparable to 2014.

Markets Outside of North America

Light vehicle markets — Although mixed at times, signs of economic stability in Europe began to emerge in 2013 with modest improvements evident in 2014 that have continued into the first half of 2015. Reflective of this modestly improving overall economic environment, Europe light truck production in this year's first six months is up 4% over the same period of 2014 and light vehicle engine build is up about 3%. Although developments surrounding Greece provide an element of uncertainty, we expect overall continued economic stability with improvements, if any, being modest as we progress through the remainder of 2015. Our full year light truck production and light vehicle engine build outlooks are unchanged from April. Our current outlook for light truck and light vehicle engine production is relatively flat to up modestly from 2014. Our South America markets have been challenging and volatile in recent years, and we anticipated a weak economic climate in those markets to adversely impact us in 2015. Light truck production in this year's first six months was down about 12% compared to the first half of 2014 and light vehicle engine production was down about 16%. We expect markets in South America to remain challenging throughout 2015. Our light truck production outlook for the region is unchanged from April, reflecting full year 2015 production being down 4 to 13% from 2014, while we've lowered our full year light vehicle engine build to a level 12 to 18% lower than last year. The Asia Pacific region has been relatively strong the past couple years, principally on the strength of stronger production in China. Although the rate of growth in China may be slowing, the overall economic climate in the region continues to be relatively strong. Light vehicle truck production levels in the Asia Pacific region increased about 5% in the first six months of 2015 as compared to the same period in 2014 while light vehicle engine build was up about 1%. For the full year of 2015, our outlook, which forecasts light truck production being flat to 4% higher than in 2014 and light vehicle engine build being up 3 to 5%, remains unchanged.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. An improving economic environment in Europe contributed to medium/heavy production in the first six months of 2015 being up about 3% from the same period of 2014. With a stable to modestly improving business environment expected to persist through the rest of this year, our current outlook for full year 2015 production in Europe is unchanged from April 2015, reflecting a flat to 6% increase compared with full year 2014. With the challenging economic climate in South America, medium/heavy truck production levels in the first half of this year were down about 46% from the same period of 2014. With little, if any, recovery expected in the second half of this year, we've reduced our April outlook for full year 2015 South America production by about 30% to a current expectation that is 40 to 46% lower than the weak production level in 2014. Although the light vehicle markets in Asia Pacific have experienced modest improvement, medium/heavy truck production levels have been weaker, in part due to slowing construction activity in China. Asia Pacific medium/heavy truck production decreased about 11% in the first six months of 2015 compared to the same period last year. With additional weakening in China, our current outlook is reduced slightly from April 2015, with full year 2015 production now expected to be down 5 to 8% relative to 2014.

Off-Highway Markets — Our Off-highway business has a large presence outside of North America, with more than 75% of its sales supplied by operations in Europe and about 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway markets, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments, both of which have been relatively stable in 2015, but at the relatively weak demand levels of the past two years. First half 2015 demand levels in the construction/mining and agriculture segments have generally been consistent with our expectations for full year 2015 – relatively comparable with 2014 demand. Our global Off-highway sales exclusive of currency impacts for the first six months of this year are down 2% from the same period of 2014. We reduced our full year 2015 production outlook in Asia Pacific, dropping our April 2015 production expectation for the agriculture segment by 1% and the construction/mining segment by 5%. Our full year outlook for the other regions was unchanged.

Foreign Currency Effects
Weaker international currencies relative to the U.S. dollar have had a significant impact on our sales and results of operations during the year. For the first six months of this year, approximately 54% of our consolidated sales were outside the U.S., with euro zone countries and Brazil accounting for approximately 38% and 9% of our non-U.S. sales. Translation of our international activities at average exchange rates for the first six months of 2015 as compared to average rates for the same period of 2014 reduced sales by approximately $277, with $162 attributable to a weaker euro and $45 to a weaker Brazil real. Our current outlook for full year 2015 sales is based on a euro/U.S. dollar rate of 1.05 and U.S. dollar/Brazil real rate of 3.00. A movement of 5% on these euro and Brazil real rates would impact the second-half 2015 sales in our outlook by approximately $35 and $10, respectively.
Brazil Market
Reduced market demand resulting from the weak economic environment in Brazil in 2015 has led to production levels in the light vehicle and medium/heavy duty vehicle markets that are lower by about 17% and 45% in the first half of this year when compared to the same period of 2014. Our medium/heavy duty presence is particularly significant, with approximately 74% of our Brazil sales in the first half of this year originating in our Commercial Vehicle operating segment.
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

The net impact of material commodity costs on our second quarter and first six month results in 2015 as compared to the corresponding periods in 2014 was nominal, while last year's second quarter and six-month results reflected increased costs of about $16 and $26 versus 2013. Material recovery and other pricing actions increased sales in this year's second quarter and first six months by about $3 and $18 as compared to increased sales from these actions of $14 and $13 in the second quarter and first half of 2014 .

Sales, Earnings and Cash Flow Outlook

	2015 Outlook	2014	2013
Sales	$6,200 ~ $6,300	$6,617	$6,769
Adjusted EBITDA	$720 ~ $730	$746	$745
Free Cash Flow	$190 - $220	$276	$368

Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. See the Non-GAAP Financial Measures discussion below for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.

During the past couple years, we experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. Considering our end markets and regional economies, on balance, the effect of market volumes on our sales has been relatively stable. Weaker international currencies relative to the U.S. dollar were the most significant factor, with currency effects reducing sales by about $160 in 2013 and an additional $210 in 2014. Further weakening of international currencies reduced sales in this year's first six months by about $277 versus the same period of 2014, with about 75% of the reduction being attributable to the euro and Brazil real. Our April 2015 outlook for full year 2015 sales was predicated on a euro/U.S. dollar rate of 1.05 and U.S. dollar/Brazil real rate of 3.00. With the euro and Brazil real at those levels, along with weakening of other currencies, our April 2015 outlook reflected lower year-over-year sales attributable to currency of about $450. While the euro is currently somewhat stronger than the rate used in our April 2015 outlook, other international currencies have been weaker. Consequently, our current sales outlook of $6,200 to $6,300 reflects an additional sales reduction of about $50 from currency translation, with a euro/U.S. dollar rate of 1.05 and U.S. dollar/Brazil real rate of 3.00 over the second half of this year. Weaker market demand in Brazil is the principal driver of the additional reduction in our current full year sales outlook. In addition to a year-on-year sales reduction of about $500 in 2015 attributable to weaker international currencies, sales will also be lower by $110 as a result of the January 2015 divestiture of our operations in Venezuela. The lower sales attributable to the currency headwinds and Venezuela divestiture are expected to be partially offset by higher market volumes across many of our businesses and a larger contribution from new business programs launching in 2015.

With the additional currency headwind and weaker Brazil demand impacting sales, we've reduced our full year 2015 Adjusted EBITDA outlook to $720 to $730 from our April 2015 outlook of $740 to $750, while maintaining our expected Adjusted EBITDA margin of around 11.7 percent of sales. Throughout the past few years, we placed significant focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs were competitively priced. In combination with an improved and relatively stable global economic environment, these efforts were the primary drivers of our improved Adjusted EBITDA margin as a percent of sales. With a continued focus on cost and new business coming on at competitive rates, we expect to see continued margin improvement in 2015. Further margin improvement following 2015 is also anticipated as we benefit from expected increases in market volumes and higher-margin new business.

Free cash flow generation has been strong the past couple years as we benefited from strong earnings and closely managed working capital and capital spend requirements. Free cash flow in 2013 benefited, in part, from reduced inventory levels and the receipt of $28 of interest relating to a callable payment-in-kind note receivable. With the sale of this note in 2014, free cash flow benefited from the additional receipt of $40 of interest. Lower pension contributions, restructuring payments and cash taxes also benefited free cash flow in 2014, while increased new program launches resulted in higher capital spending. Based on our current sales outlook for 2015 and additional capital spending on program launches, we expect free cash in 2015 to be in the range of $190 to $220, unchanged from our April 2015 outlook. Our capital spend requirements in 2015 are higher than the past few years due to new program launches. We currently expect capital requirements will be $290 to $300, down slightly from our April outlook, but up about $55 to $65 from 2014. Net interest will consume cash of around $90, cash taxes will require about $90 and restructuring expenditures will approximate $25. Pension contributions are expected to again be relatively low at around $15 as we do not expect to make contributions to our U.S. plans in 2015 based on their present funding levels.

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

Results of Operations

Summary Consolidated Results of Operations (Second Quarter, 2015 versus 2014)

	Three Months Ended June 30,
	2015		2014
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,609		$1,710		$(101)
Cost of sales	1,373	85.3%	1,462	85.5%	(89)
Gross margin	236	14.7%	248	14.5%	(12)
Selling, general and administrative expenses	101	6.3%	108	6.3%	(7)
Amortization of intangibles	4		10		(6)
Restructuring charges, net	11		3		8
Other income, net	4		21		(17)
Income from continuing operations before interest expense and income taxes	124		148		(24)
Interest expense	27		29		(2)
Income from continuing operations before income taxes	97		119		(22)
Income tax expense	36		33		3
Equity in earnings of affiliates	2		6		(4)
Income from continuing operations	63		92		(29)
Loss from discontinued operations	—		(2)		2
Net income	63		90		(27)
Less: Noncontrolling interests net income	4		4		—
Net income attributable to the parent company	$59		$86		$(27)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended June 30,			Amount of Change Due To
	2015	2014	Increase/(Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$852	$810	$42	$(13)	$—	$55
Europe	456	537	(81)	(100)		19
South America	110	181	(71)	(34)	(20)	(17)
Asia Pacific	191	182	9	(9)		18
Total	$1,609	$1,710	$(101)	$(156)	$(20)	$75

Sales in the second quarter of 2015 were $101 lower than the same period in 2014. Weaker international currencies decreased sales by $156 and the divestiture of our operations in Venezuela reduced sales by $20. The organic sales increase resulted from stronger overall volume levels that added $72 and cost recovery pricing which contributed $3.

Stronger light vehicle and medium/heavy truck production levels in North America were largely responsible for the 7% organic sales increase in this region. Light vehicle engine production and full frame light truck production were 1% and 3% stronger than last year, while medium/heavy truck production levels were about 8% higher. New light vehicle programs coming on line over the past year also contributed to increased year-over-year second quarter sales.

Excluding currency effects, principally from a weaker euro and British pound, second quarter sales in Europe in 2015 were 4% higher than in 2014. Stronger medium/heavy truck production of about 4%, increased light truck production of around 1% and new light vehicle programs contributed to the organic increase in sales.

South America sales in this year's second quarter were impacted by weaker currencies in Brazil, Argentina and Columbia and the divestiture of our operations in Venezuela. Excluding these effects, sales were down 9% from the same period in 2014. The organic sales decrease in the region was primarily driven by reductions in medium/heavy truck production levels of around 46% and lower light truck and light vehicle engine build of about 17%. Partially offsetting weaker demand levels in the region were higher sales associated with light vehicle new business, content increases and cost recovery pricing.

Asia Pacific second quarter 2015 sales were up slightly from 2014. The organic sales increase of 10% in the region was driven principally by stronger light vehicle and medium/heavy truck sales volumes in Thailand and India and increased off-highway sales levels in our operation in China.

Cost of sales and gross margin — Cost of sales for 2015 declined $89, or 6%, in the second quarter of 2015. Similar to our reduction in sales, the change was due primarily to currency effects with a partial offset provided by higher sales volumes. Cost of sales as a percent of sales in this year's second quarter was 20 basis points lower than in the same period last year. In addition to the benefit of stronger sales volumes, savings from material cost reduction initiatives reduced cost by $16 and lower warranty expense reduced cost by $3. Largely offsetting these items were supply chain disruption costs in our Commercial Vehicle segment of $7, increased engineering and product development expense of $8 and other cost increases.

Gross margin of $236 in 2015 decreased $12 from 2014, representing 14.7% of sales in 2015 as compared to 14.5% of sales in 2014. The 20 basis point improvement in gross margin was principally driven by stronger sales volumes and overall better cost performance, principally from material cost reduction initiatives.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2015 were $101 (6.3% of sales) as compared to $108 (also 6.3% of sales) in 2014. Salary and benefits expenses in 2015 were $4 lower than in 2014, while selling expense and other discretionary spending declined $3 – both, in part, due to weaker international currencies.

Amortization of intangibles — The reduction of $6 in amortization of intangibles is primarily attributable to certain customer related intangibles becoming fully amortized.

Restructuring charges — Restructuring charges of $11 in 2015 were primarily attributable to headcount reductions in our Commercial Vehicle segment operations in Brazil which have been significantly impacted by lower demand levels. The remaining 2015 cost relates principally to costs associated with previously announced facility closure and realignment actions. The restructuring expense of $3 in 2014 represented employee separation costs associated with the closure of our Commercial Vehicle foundry in Argentina and continuing employee separation and exit costs associated with previously announced actions.

Other income, net — The following table shows the major components of other income, net.

	Three Months Ended June 30,
	2015	2014
Interest income	$4	$3
Government grants and incentives		1
Foreign exchange gain (loss)	(6)	14
Strategic transaction expenses	(1)
Insurance recoveries	3
Other	4	3
Other income, net	$4	$21

Effective March 31, 2014, we ceased using the official exchange rate of 6.3 bolivars per U.S. dollar and began using the Complementary System of Foreign Currency Administration (SICAD) rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014 and 10.6 bolivars per U.S. dollar at June 30, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. During the second quarter of 2014 we realized a $7 gain as the National Center for Foreign Commerce (CENCOEX) approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during the second quarter of 2014 we realized a $6 gain on the sale of U.S. dollars through SICAD 2 at an average rate of 49.9 bolivars per U.S. dollar. See Note 1 to our consolidated financial statements in Item 8 of our 2014 Form 10-K for a comprehensive discussion of Venezuela's exchange rate environment. During the second quarter of 2015 we reached a $3 settlement with an insurance carrier for the recovery of previously incurred legal costs.

Interest expense — Interest expense was $27 and $29 in 2015 and 2014. The impact of higher average debt levels was more than offset by a lower average effective interest rate. As discussed in Note 10 to our consolidated financial statements in Item 1 of Part I, we completed the sale of $425 of 5.5% senior unsecured notes in December 2014 and redeemed $400 of 6.5% senior unsecured notes during the four-month period ended March 2015. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.3% and 7.1% in the second quarter of 2015 and 2014.

Income tax expense — Income tax expense of our continuing operations was $36 and $33 in the second quarter of 2015 and 2014. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. The effective tax rate was 37% in 2015 as compared to 28% in 2014. Lower income in 2015 from jurisdictions with valuation allowances resulted in less valuation allowance release than in last year's second quarter. Additionally, we recognized expense of $6 in this year's second quarter for withholding taxes relating to repatriation of foreign earnings and $2 for future income taxes and withholding taxes on earnings of foreign operations that are not permanently invested, whereas tax expense for these two items in 2014 was $1 and $2.

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

Equity in earnings of affiliates — Equity investments provided net earnings of $2 and $6 in 2015 and 2014. Equity in earnings from Bendix Spicer Foundation Break, LLC (BSFB) of $4 in 2015 were partially offset by a loss of $2 from Dongfeng Dana Axle Co., Ltd. (DDAC). Equity in earnings from BSFB and DDAC were $3 and $3 in 2014.

Loss from discontinued operations — Loss from discontinued operations activity relates to our Structural Products business. See Note 2 to our consolidated financial statements in Item 1 of Part I.

Summary Consolidated Results of Operations (Year-to-Date, 2015 versus 2014)

	Six Months Ended June 30,
	2015		2014
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$3,217		$3,398		$(181)
Cost of sales	2,753	85.6%	2,916	85.8%	(163)
Gross margin	464	14.4%	482	14.2%	(18)
Selling, general and administrative expenses	201	6.2%	213	6.3%	(12)
Amortization of intangibles	9		23		(14)
Restructuring charges, net	12		12		—
Loss on extinguishment of debt	(2)				(2)
Other income, net	16		15		1
Income from continuing operations before interest expense and income taxes	256		249		7
Interest expense	55		59		(4)
Income from continuing operations before income taxes	201		190		11
Income tax expense	67		67		—
Equity in earnings of affiliates	3		7		(4)
Income from continuing operations	137		130		7
Loss from discontinued operations	—		(3)		3
Net income	137		127		10
Less: Noncontrolling interests net income	15		7		8
Net income attributable to the parent company	$122		$120		$2

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended June 30,			Amount of Change Due To
	2015	2014	Increase/(Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,686	$1,570	$116	$(22)	$—	$138
Europe	919	1,070	(151)	(187)		36
South America	227	390	(163)	(54)	(47)	(62)
Asia Pacific	385	368	17	(14)		31
Total	$3,217	$3,398	$(181)	$(277)	$(47)	$143

Sales in the first half of 2015 were $181 lower than in the same period in 2014. Weaker international currencies decreased sales by $277 and the divestiture of our operations in Venezuela reduced sales by $47. The organic sales increase resulted from stronger overall volume levels that added $125 and cost recovery pricing which contributed $18.

Stronger light vehicle and medium/heavy truck production levels in North America were largely responsible for the 9% organic sales increase in this region. Full frame light truck production was 3% stronger than last year, while medium/heavy truck production levels were about 11% higher. New light vehicle programs coming on line over the past year also contributed to increased year-over-year first half sales.

Excluding currency effects, principally from a weaker euro and British pound, first half sales in Europe in 2015 were 3% higher than in 2014. Higher sales from increases in light vehicle engine and light truck production of around 3% and 4%, stronger medium/heavy truck production of about 3% and new light vehicle programs were partially offset by weaker off-highway demand levels.

South America sales in this year's first half were impacted by weaker currencies in Brazil, Argentina and Colombia and the divestiture of our operations in Venezuela. Excluding these effects, sales were down 16% from the same period in 2014. The organic sales decrease in the region was primarily driven by reductions in medium/heavy truck production levels of about 46%, weaker light truck production of 12% and weaker off-highway demand. Partially offsetting weaker demand levels in the region were higher sales associated with light vehicle new business, content increases and cost recovery pricing.

Asia Pacific first half 2015 sales were up slightly from 2014. The organic sales increase of 8% in the region was driven principally by stronger light vehicle and medium/heavy truck sales volumes in Thailand and India and increased off-highway sales levels in our operation in China.

Cost of sales and gross margin — Cost of sales for 2015 declined $163, or 6%, in the first half of 2015. Similar to our reduction in sales, the change was due primarily to currency effects with a partial offset provided by higher sales volumes. Cost of sales as a percent of sales in this year's first half was 20 basis points lower than last year's first half. In addition to the benefit of strong volume levels, savings from material cost reduction initiatives reduced cost by $28 and lower warranty expense reduced cost by $3. These benefits were largely offset by supply chain disruption costs in our Commercial Vehicle segment of $14, increased engineering and product development expense of $9 and other cost increases.

Gross margin of $464 in 2015 decreased $18 from 2014, representing 14.4% of sales in 2015 as compared to 14.2% of sales in 2014. The 20 basis point improvement in gross margin was principally driven by stronger sales volumes and overall better cost performance, principally from material cost reduction initiatives.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2015 were $201 (6.2% of sales) as compared to $213 (6.3% of sales) in 2014. Salary and benefits expenses in 2015 were $8 lower than in 2014, while selling expense and other discretionary spending declined $4 – both, in part, due to weaker international currencies.

Amortization of intangibles — The reduction of $14 in amortization of intangibles is primarily attributable to certain customer related intangibles becoming fully amortized.

Restructuring charges — Restructuring charges of $12 in 2015 included $10 related to headcount reductions in our Brazil operations, primarily in our Commercial Vehicle segment, which have been significantly impacted by lower demand levels. The remaining 2015 cost was primarily attributable to exit costs associated with previously announced facility closure and realignment actions. The restructuring expense of $12 in 2014 represented employee separation costs associated with the closure of our Commercial Vehicle foundry in Argentina and continuing employee separation and exit costs associated with previously announced actions.

Other income, net — The following table shows the major components of other income, net.

	Six Months Ended June 30,
	2015	2014
Interest income	$7	$6
Government grants and incentives	1	2
Foreign exchange gain (loss)	(6)	2
Strategic transaction expenses	(2)	(1)
Gain on derecognition of noncontrolling interest	5
Gain on sale of marketable securities	1
Recognition of unrealized gain on payment-in-kind note receivable		2
Insurance recoveries	4
Other	6	4
Other income, net	$16	$15

Effective March 31, 2014, we ceased using the official exchange rate of 6.3 bolivars per U.S. dollar and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014 and 10.6 bolivars per U.S. dollar at June 30, 2014, to remeasure the financial statements of our Venezuelan subsidiaries. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. During the second quarter of 2014 we realized a $7 gain as CENCOEX approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during the second quarter of 2014 we realized a $6 gain on the sale of U.S. dollars through SICAD 2 at an average rate of 49.9 bolivars per U.S. dollar. See Note 1 to our consolidated financial statements in Item 8 of our 2014 Form 10-K for a comprehensive discussion of Venezuela's exchange rate environment. Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a $5 gain on the derecognition of the noncontrolling interest in one of our former Venezuelan subsidiaries. See Notes 2 and 15 to our consolidated financial statements in Item 1 of Part I for additional information. In the first quarter of 2014 the sale of a payment-in-kind note resulted in the recognition of $2 of unrealized gain that arose following the valuation of the note below its callable value at emergence from bankruptcy. During the second quarter of 2015 we reached a $3 settlement with an insurance carrier for the recovery of previously incurred legal costs.

Loss on extinguishment of debt — Actions to refinance a portion of our long-term debt that commenced in last year's fourth quarter were completed in the first quarter of 2015, with expense recognized for the call premium incurred and write-off of unamortized financing costs associated with debt extinguished in this year's first quarter.

Interest expense — Interest expense was $55 and $59 in 2015 and 2014. The impact of higher average debt levels was more than offset by a lower average effective interest rate. As discussed in Note 10 to our consolidated financial statements in Item 1 of Part I, we completed the sale of $425 of 5.5% senior unsecured notes in December 2014 and redeemed $400 of 6.5% senior unsecured notes during the four month period ended March 2015. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.4% and 7.0% in 2015 and 2014.

Income tax expense — Income tax expense of our continuing operations was $67 in the first half of both 2015 and 2014. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. The effective tax rate for the first six months of 2015 was 33%, with the effective rate for the same period of 2014 being 35%. Jurisdictions with valuation allowances generated aggregate income in 2015 and 2014 thereby resulting in valuation allowance release which reduces the effective tax rate. The aggregate income from these jurisdictions in 2015 was higher than 2014, contributing to a lower effective tax rate in 2015. Largely offsetting the valuation allowance benefits were charges of $6 and $5 in 2015 and 2014 for withholding taxes relating to repatriation of foreign earnings and provisions of $3 in both 2015 and 2014 for future income taxes and withholding taxes on earnings of foreign operations that are not permanently invested. An additional expense of $2 was recognized in 2014 for settlement of tax matters in Italy.

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

Equity in earnings of affiliates — Equity investments provided net earnings of $3 and $7 in 2015 and 2014. Equity in earnings from BSFB of $7 in 2015 were partially offset by a loss of $4 from DDAC. Equity in earnings from BSFB and DDAC were $5 and $2 in 2014.

Loss from discontinued operations — Loss from discontinued operations activity relates to our Structural Products business. See Note 2 to our consolidated financial statements in Item 1 of Part I.

Noncontrolling interests net income — As more fully discussed in Note 1 to our consolidated financial statements in Item 1 of Part 1, the first quarter of 2015 included $9 for correction of previously reported noncontrolling interests net income.

Segment Results of Operations (2015 versus 2014)

Light Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$636	$76	11.9%	$1,254	$106	8.5%
Volume and mix	52	8		108	19
Divestiture	(20)	(8)		(47)	10
Performance	(3)	(5)		4	1
Currency effects	(24)	(5)		(41)	(6)
2015	$641	$66	10.3%	$1,278	$130	10.2%

Light Vehicle sales in the second quarter and first six months, exclusive of currency and divestiture effects, were 8% and 9% higher in 2015 than in 2014. The volume related increases were driven in part by stronger production levels. North America full frame light truck production in this year's second quarter was up 3% from the same period of 2014, and light truck production in Europe and Asia Pacific was stronger by 1% and 5%. Higher production levels in these regions also contributed to the volume increase in the comparative six-month periods. Light Vehicle volume increases in the second quarter and six-month periods also benefited from new customer programs that came on line over the past year.

Light Vehicle segment EBITDA of $66 in this year's second quarter is down $10 from the same period of 2014, while segment EBITDA of $130 for the first six months of 2015 is $24 higher than the first half of last year. The Venezuela divestiture-related reduction in the second quarter reflects a benefit of $13 from currency-related transaction gains that were realized in 2014. For the comparative six-month periods, a Venezuela bolivar devaluation charge of $17 in last year's first quarter more than offset the transaction gains in last year's second quarter. Performance-related segment EBITDA in the second quarter was lower by $9 as a result of increased engineering and technology development expense, including lower associated customer reimbursement of such cost. Material cost savings improved second quarter segment EBITDA by $6, while other items resulted in a net reduction of $2. The six-month year-to-date segment EBITDA performance increase is largely due to lower commodity costs and other material cost savings of $14 and higher cost recovery pricing of $4 being partially offset by increased engineering and product development expense of $9, increased warranty expense of $2 and other items providing a net reduction of $6.

Commercial Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$463	$47	10.2%	$920	$91	9.9%
Volume and mix	6	—		5	(3)
Performance	7	(6)		14	(10)
Currency effects	(45)	(5)		(75)	(7)
2015	$431	$36	8.4%	$864	$71	8.2%

The currency related reduction in sales was primarily due to a weaker euro and Brazil real. After adjusting for the effects of currency, second quarter and first six months 2015 sales in our Commercial Vehicle segment increased 3% and 2% compared to the same periods of 2014. Sales volumes in 2015 benefited from stronger year-over-year second quarter and six-month medium/heavy truck production levels of 8% and 11% in North America and 4% and 3% in Europe. Largely offsetting the higher production levels in these regions was decreased 2015 year-over-year production in South America of 46% in this year's second quarter and first six months.

Commercial Vehicle segment EBITDA of $36 in this year's second quarter was $11 lower than in 2014, with segment EBITDA of $71 for the first six months of 2015 down $20 compared to the first half of last year. Year-over-year performance-related segment EBITDA in the second quarter benefited by $7 from cost recovery pricing and and by $2 from material cost savings, net of commodity cost increases. More than offsetting these benefits were, higher costs from supplier transition inefficiencies of $7 and other net cost increases of $8, partly due to limitations on our ability to reduce costs in Brazil commensurate with the reduced demand levels in that market. The six-month segment EBITDA reduction attributable to performance-related items included benefits of $14 from cost recovery pricing and $7 of material cost savings. These benefits were more than offset by supplier transition inefficiency costs of $14, higher material commodity costs of $4, increased warranty expense of $3 and other items providing a net reduction of $10.

Off-Highway

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$335	$46	13.7%	$676	$88	13.0%
Volume and mix	(2)	—		(14)	(2)
Performance	1	3		2	12
Currency effects	(55)	(8)		(101)	(18)
2015	$279	$41	14.7%	$563	$80	14.2%

Reduced year-over-year sales due to currency effects resulted principally from a weaker euro. Off-Highway segment sales for the second quarter, excluding currency effects, were comparable to last year's second quarter. Currency-adjusted sales for the first six months of 2015 are down about 2% from the first half of 2014. The volume impact was driven by lower demand levels in Europe and South America that were partially offset by stronger North America demand and new customer programs.

Off-Highway segment EBITDA of $41 in this year's second quarter was down $5 from 2014, while six-month segment EBITDA of $80 is $8 lower that the first half of last year. The performance-related segment EBITDA increase in the second quarter was driven primarily by material cost savings of $6, partially offsetting a net reduction of $3 attributable to other items. Material cost savings contributed $11 to the six-month performance-related increase in segment EBITDA. Lower warranty cost of $3 also improved performance-related segment EBITDA in the year-to-date six-month period, with a net reduction of $2 coming from other items.

Power Technologies

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$276	$39	14.1%	$548	$83	15.1%
Volume and mix	16	2		26	4
Performance	(2)	4		(2)	2
Currency effects	(32)	(6)		(60)	(12)
2015	$258	$39	15.1%	$512	$77	15.0%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. A weaker euro and Canadian dollar were the primary drivers of the reduced sales due to currency. Net of currency effects, second quarter and first six-months sales in 2015 increased about 5% and 4% compared to the same periods of last year, principally from stronger market demand. Increases in year-over-year light vehicle engine build and medium/heavy truck production of 1% and 8% in North America were the primary drivers of the second quarter volume increase. Six-month year-over-year volume increases were driven by stronger North America medium/heavy truck production of 11% and higher light vehicle engine build in Europe of 3%.

Segment EBITDA of $39 in this year's second quarter matched the same period of 2014, with segment EBITDA of $77 for the first six months of 2015 coming in $6 lower than the same period of last year, primarily due to currency effects. The performance-related improvement in second quarter segment EBITDA was primarily driven by lower warranty expense of $4. Other net cost savings provided a benefit of $2, with pricing reducing segment earnings by $2. Year-over-year six-month performance-related segment EBITDA benefited by lower warranty expense of $4 which was partially offset by higher engineering, product development and other expenses.

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

The following table provides a reconciliation of segment EBITDA and adjusted EBITDA to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment EBITDA
Light Vehicle	$66	$76	$130	$106
Commercial Vehicle	36	47	71	91
Off-Highway	41	46	80	88
Power Technologies	39	39	77	83
Total Segment EBITDA	182	208	358	368
Corporate expense and other items, net	(2)	(3)	(2)	2
Adjusted EBITDA	180	205	356	370
Depreciation and amortization	(43)	(53)	(88)	(108)
Restructuring	(11)	(3)	(12)	(12)
Interest expense, net	(23)	(26)	(48)	(53)
Other*	(6)	(4)	(7)	(7)
Income from continuing operations before income taxes	97	119	201	190
Income tax expense	36	33	67	67
Equity in earnings of affiliates	2	6	3	7
Income from continuing operations	63	92	137	130
Loss from discontinued operations	—	(2)	—	(3)
Net income	$63	$90	$137	$127

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

The following table reconciles free cash flow to net cash flows provided by operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$148	$192	$128	$223
Purchases of property, plant and equipment	(60)	(59)	(122)	(126)
Free cash flow	$88	$133	$6	$97
________________________________________________________________________________________
Note: Prior period amounts have been revised. See Note 1 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q.

Liquidity

Our global liquidity at June 30, 2015 was as follows:

Cash and cash equivalents	$894
Less: Deposits supporting obligations	(18)
Available cash	876
Additional cash availability from revolving facility	392
Marketable securities	169
Total global liquidity	$1,437

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

Cash and marketable securities of $150 held by a wholly-owned subsidiary at June 30, 2015 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The components of our June 30, 2015 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$347	$431	$778
Cash and cash equivalents held as deposits	2	16	18
Cash and cash equivalents held at less than wholly-owned subsidiaries		98	98
Consolidated cash balance	$349	$545	$894

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

At June 30, 2015, we had no borrowings under the revolving facility but we had utilized $39 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $392 after deducting the outstanding letters of credit.

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

At June 30, 2015, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the revolving facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions so long as there is (i) at least $100 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. The indentures governing the senior notes include similar incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved a share repurchase program of $1,400 that expires on December 31, 2015. During the first half of 2015, we paid $126 to acquire 5,822,021 shares of common stock in the open market, leaving $185 available under the program for further share repurchases. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations.

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

Cash Flow

	Six Months Ended June 30,
	2015	2014
Cash used for working capital	$(108)	$(66)
Other cash provided by operations	236	289
Net cash provided by operating activities	128	223
Net cash used in investing activities	(123)	(133)
Net cash used in financing activities	(189)	(152)
Net decrease in cash and cash equivalents	$(184)	$(62)
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

Operating activities — Exclusive of working capital, other cash provided by operations was $236 and $289 in 2015 and 2014. The year-over-year decrease in other cash provided by operations is primarily attributable to the receipt of $40 of interest related to prior years upon the sale of a payment-in-kind note receivable in 2014, as discussed above, and lower operating earnings in 2015.

Working capital used cash of $108 in the first half of 2015 and $66 in last year's first six months. Higher second quarter sales as compared to prior year fourth quarter sales for both 2015 and 2014 resulted in increased levels of receivables and inventory. Cash of $158 was used in 2015 to finance increased receivables and $130 was used in 2014. We also used cash of $67 and $56 to fund higher inventory levels in 2015 and 2014. Partially offsetting the cash used for higher receivables and inventory in both 2015 and 2014 was cash provided by increases in accounts payable and other net liabilities of $117 in 2015 and $120 in 2014.

Investing activities — Expenditures for property, plant and equipment were $122 in the first half of 2015 and $126 in the first half of 2014. As discussed above, during the first half of 2014 we received $35 of principal upon the sale of a payment-in-kind note receivable. During the first half of 2015, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities. During the first half of 2014, purchases of marketable securities were primarily funded by cash receipts related to our payment-in-kind note receivable. During the first half of 2014, we received $9 from the escrow agent upon reaching final agreement on all pending claims related to the sale of our Structural Products business in 2010.

Financing activities — During the first half of 2015, we redeemed $55 of our February 2019 Notes at a $2 premium, made scheduled long-term debt repayments at international locations and took out additional long-term debt at international locations. During the first half of 2014, we made scheduled long-term debt repayments at international locations. We used $126 to repurchase 5,822,021 common shares and $113 to repurchase 5,320,850 common shares during the first half of 2015 and 2014.

Contractual Obligations

There have been no material changes at June 30, 2015 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2014 Form 10-K.

Contingencies

On April 22, 2014, SIFCO S.A. and affiliated companies filed for judicial reorganization before Bankruptcy Court in São Paulo, Brazil, and an ancillary Chapter 15 proceeding before the Bankruptcy Court of the Southern District of New York. The Brazilian bankruptcy case has subsequently been moved to the 5th Lower Civil Court in the Judicial District of Jundiai, the location of SIFCO's principal operations. At present, SIFCO is expected to continue operating while going through reorganization proceedings, and no significant disruptions are anticipated to SIFCO’s supply of product to Dana. The supply agreement with SIFCO provides Dana with an option of exercising preferential contractual rights, including access rights, as well as other legal rights and remedies, in the event that SIFCO is unable to satisfy the product supply requirements of the agreement. While we expect to undertake actions to ensure continuation of uninterrupted service, there is a risk that the legal proceedings could restrict our ability to do so and potentially result in impairment of all or a portion of the $46 of net long-lived assets relating to this relationship. During 2014, our Commercial Vehicle operating segment purchased approximately $170 of products under the supply agreement with SIFCO.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We continue to execute forward contracts to mitigate our foreign currency exposure associated with forecasted transactions, recorded assets or liabilities and firm commitments, as appropriate. Periodically, we also execute forward contracts as net investment hedges of foreign operations, as appropriate. During the second quarter of 2015, at the scheduled maturity date, we settled our forward contract for a U.S. dollar equivalent notional amount of $98 which had been designated as a net investment hedge of an equivalent portion of certain of our European operations. No such net investment hedges remain outstanding at June 30, 2015. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information.

We also continually monitor our debt portfolio and evaluate our underlying exposure to interest rate risk. During the second quarter of 2015, we executed a fixed-to-floating interest rate swap on the $425 of our 5.5% senior notes, due 2024. The total notional amount of the interest rate swap is $425, of which $340 has been designated as a fair value hedge of the associated debt. The interest rate swap economically serves to convert this portion of our fixed-rate debt to variable-rate debt. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information.

There have been no material changes to market risk exposures related to changes in commodity costs from those discussed in Item 7A of our 2014 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities - Our Board of Directors approved a share repurchase program of $1,400 that expires on December 31, 2015. We will repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we used cash of $63 to repurchase shares of our common stock during the second quarter of 2015.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April	Common	984,451	$21.34	984,451	$227
May	Common	899,612	$21.81	899,612	$208
June	Common	1,024,238	$21.78	1,024,238	$185

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date:	July 23, 2015	By:	/s/ William G. Quigley III
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

101
The following materials from Dana Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.