Form 10-Q
period 2015-09-30
DANA HOLDING CORP
filed 2015-10-22
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2015
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 152,896,181 shares of the registrant’s common stock outstanding at October 9, 2015.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$1,468	$1,637	$4,685	$5,035
Costs and expenses
Cost of sales	1,255	1,397	4,008	4,313
Selling, general and administrative expenses	98	97	299	310
Amortization of intangibles	4	10	13	33
Restructuring charges, net	1	2	13	14
Impairment of long-lived assets	(36)		(36)
Loss on extinguishment of debt			(2)
Other income, net	2	20	18	35
Income from continuing operations before interest expense and income taxes	76	151	332	400
Interest expense	31	30	86	89
Income from continuing operations before income taxes	45	121	246	311
Income tax expense (benefit)	(77)	29	(10)	96
Equity in earnings of affiliates	—	2	3	9
Income from continuing operations	122	94	259	224
Loss from discontinued operations	—	(1)	—	(4)
Net income	122	93	259	220
Less: Noncontrolling interests net income	3	3	18	10
Net income attributable to the parent company	119	90	241	210
Preferred stock dividend requirements		2		7
Net income available to common stockholders	$119	$88	$241	$203

Net income per share available to parent company common stockholders:
Basic:
Income from continuing operations	$0.75	$0.57	$1.49	$1.34
Loss from discontinued operations	$—	$(0.01)	$—	$(0.03)
Net income	$0.75	$0.56	$1.49	$1.31

Diluted:
Income from continuing operations	$0.75	$0.53	$1.48	$1.22
Loss from discontinued operations	$—	$(0.01)	$—	$(0.02)
Net income	$0.75	$0.52	$1.48	$1.20

Weighted-average common shares outstanding
Basic	158.0	156.5	161.6	154.6
Diluted	158.9	172.9	162.7	174.9

Dividends declared per common share	$0.06	$0.05	$0.17	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$122	$93	$259	$220
Less: Noncontrolling interests net income	3	3	18	10
Net income attributable to the parent company	119	90	241	210

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(66)	(113)	(151)	(111)
Hedging gains and losses	1	(4)	3	(3)
Investment and other gains and losses	(5)	(2)	(5)	1
Defined benefit plans	17	7	40	17
Other comprehensive loss attributable to the parent company	(53)	(112)	(113)	(96)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	(3)	(2)	(5)	(2)
Defined benefit plans			1
Other comprehensive loss attributable to noncontrolling interests	(3)	(2)	(4)	(2)

Total comprehensive income (loss) attributable to the parent company	66	(22)	128	114
Total comprehensive income attributable to noncontrolling interests	—	1	14	8
Total comprehensive income (loss)	$66	$(21)	$142	$122

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$817	$1,121
Marketable securities	157	169
Accounts receivable
Trade, less allowance for doubtful accounts of $5 in 2015 and $6 in 2014	775	755
Other	111	117
Inventories
Raw materials	334	304
Work in process and finished goods	356	350
Other current assets	131	111
Current assets of disposal group held for sale		27
Total current assets	2,681	2,954
Goodwill	83	90
Intangibles	104	169
Other noncurrent assets	400	337
Investments in affiliates	191	204
Property, plant and equipment, net	1,141	1,176
Total assets	$4,600	$4,930

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$40	$65
Accounts payable	796	791
Accrued payroll and employee benefits	151	158
Taxes on income	44	32
Other accrued liabilities	165	194
Current liabilities of disposal group held for sale		21
Total current liabilities	1,196	1,261
Long-term debt	1,566	1,613
Pension and postretirement obligations	501	580
Other noncurrent liabilities	286	279
Noncurrent liabilities of disposal group held for sale		17
Total liabilities	3,549	3,750
Commitments and contingencies (Note 12)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, zero shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 153,989,973 and 166,070,057 shares outstanding	2	2
Additional paid-in capital	2,657	2,640
Accumulated deficit	(318)	(532)
Treasury stock, at cost (14,192,554 and 1,588,990 shares)	(281)	(33)
Accumulated other comprehensive loss	(1,110)	(997)
Total parent company stockholders' equity	950	1,080
Noncontrolling equity	101	100
Total equity	1,051	1,180
Total liabilities and equity	$4,600	$4,930

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$259	$220
Depreciation	117	122
Amortization of intangibles	14	38
Amortization of deferred financing charges	3	4
Call premium on senior notes	2
Dividends received in excess of current earnings of affiliates	12	6
Stock compensation expense	14	11
Deferred income taxes	(97)	(6)
Pension contributions, net	(14)	(8)
Impairment of long-lived assets	36
Interest payment received on payment-in-kind note receivable		40
Change in working capital	(92)	(95)
Other, net	12	(5)
Net cash provided by operating activities	266	327

Investing activities
Purchases of property, plant and equipment	(192)	(169)
Principal payment received on payment-in-kind note receivable		35
Purchases of marketable securities	(29)	(63)
Proceeds from sales of marketable securities	15	2
Proceeds from maturities of marketable securities	21	4
Proceeds from sale of business		9
Other	(3)	5
Net cash used in investing activities	(188)	(177)

Financing activities
Net change in short-term debt	3	(5)
Proceeds from letters of credit		12
Repayment of letters of credit	(4)	(8)
Proceeds from long-term debt	18	23
Repayment of long-term debt	(59)	(26)
Call premium on senior notes	(2)
Dividends paid to preferred stockholders		(6)
Dividends paid to common stockholders	(27)	(24)
Distributions to noncontrolling interests	(8)	(8)
Repurchases of common stock	(245)	(181)
Other	6	4
Net cash used in financing activities	(318)	(219)

Net decrease in cash and cash equivalents	(240)	(69)
Cash and cash equivalents – beginning of period	1,121	1,256
Effect of exchange rate changes on cash balances	(64)	(84)
Cash and cash equivalents – end of period	$817	$1,103

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Disposal Groups, Discontinued Operations and Impairment of Long-Lived Assets

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

Historically, we have not adjusted the purchases of property, plant and equipment presented in our consolidated statement of cash flows for invoices not paid in cash as of the end of the period. While the error had no impact on the total net cash flows presented in any prior period it did result in a misclassification between net cash provided by (used in) operating activities and net cash used in investing activities. Prior period amounts have been revised to properly reflect capital invoices not paid in cash as of the end of each period presented. Purchases of property, plant and equipment previously presented for the nine months ended September 30, 2014, have been increased by $25 with a corresponding offset to change in working capital. At September 30, 2015 and 2014, we had $42 and $18 of purchases of property, plant and equipment included in accounts payable.

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

Recently adopted accounting pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that revises the definition of a discontinued operation. The revised definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance applies to covered transactions that occur after December 31, 2014. The significance of this guidance for us is dependent on any qualifying future dispositions or disposals.

In August 2015, the FASB issued guidance that resolves the issue of whether the scope exception in existing derivatives and hedging guidance is applicable to certain electricity contracts, permitting application of the exception. The guidance confirmed that a forward contract to purchase or sell electricity that is transmitted through a grid operated by an independent system operator will meet the physical delivery criterion under the normal purchases and normal sales scope exception. This guidance is effective immediately, permitting entities to designate prospective qualifying contracts as normal purchases or normal sales. Adoption of the guidance did not impact our consolidated financial statements.

Recently issued accounting pronouncements

In September 2015, the FASB issued an amendment that eliminates the requirement to restate prior period financial statements for measurement period adjustments in accounting for business combinations. Entities should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance becomes effective January 1, 2016 and requires prospective application. The guidance will apply to any qualifying future business combinations.

In July 2015, the FASB issued an amendment that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. This amendment only addresses the measurement of inventory if its value declines or is impaired. The guidance on determining the cost of inventory is not being amended. This guidance becomes effective January 1, 2017 and requires prospective application. Early adoption is permitted. Adoption of this guidance will have no impact on our consolidated financial statements.

In May 2015, the FASB issued guidance that modifies disclosures related to investments for which fair value is measured using the net asset value (or its equivalent) per share practical expedient by eliminating the requirement to categorize such assets under the fair value hierarchy. The new guidance also eliminates the requirement to include in certain disclosures those investments that are merely eligible to be measured using the practical expedient, limiting the disclosures to those investments actually valued under that approach. This guidance becomes effective January 1, 2016 and requires retrospective application. Early adoption is permitted. We are currently evaluating the impact this guidance will have on disclosures covering certain assets held by our pension plans.
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

In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. Debt issuance costs related to term debt will be presented on the balance sheet as a direct deduction from the related debt liability rather than recorded as a separate asset. The amendment does not affect the recognition and measurement of debt issuance costs. There is no effect on the statement of operations as debt issuance costs will continue to be amortized to interest expense. Subsequently, the SEC staff announced that it will not object when debt issuance costs related to a revolving debt arrangement are presented as an asset regardless of whether or not there is an outstanding balance on the revolving debt arrangement. The guidance becomes effective January 1, 2016 and requires retrospective application to all prior periods presented. We intend to early adopt the guidance effective December 31, 2015.

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

Note 2. Disposal Groups, Discontinued Operations and Impairment of Long-Lived Assets

Disposal of operations in Venezuela — In December 2014, we entered into an agreement to divest our Light Vehicle operations in Venezuela (the disposal group) to an unaffiliated company for no consideration. Upon classification of the disposal group as held for sale in December 2014, we recognized an $80 loss to adjust the carrying value of the net assets of our operations in Venezuela to fair value less cost to sell. The assets and liabilities of our operations in Venezuela were presented as held for sale on our balance sheet as of December 31, 2014. The carrying amounts of the major classes of assets and liabilities of our operations in Venezuela as of that date were as follows:

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

Discontinued operations of Structural Products business — In March 2010, we sold substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). Upon cessation of all operations in August 2012, the former Structural Products business was presented as discontinued operations in the accompanying financial statements. We reached a final agreement on the remaining issues with the buyer in May 2014, resulting in the receipt of $9 from the escrow agent and a charge of $1 to other expense within discontinued operations during the second quarter of 2014. The loss from discontinued operations for the first nine months of 2014 also included legal fees and other costs associated with resolving claims of the buyer and a former customer.

Impairment of long-lived assets — On February 1, 2011, we entered into an agreement with SIFCO S.A. (SIFCO), a leading producer of steer axles and forged components in South America. In return for payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components. During 2014, our Commercial Vehicle operating segment had $225 of sales attributable to SIFCO supplied axles and parts.

This agreement was accounted for as a business combination for financial reporting purposes. The aggregate fair value of the net assets acquired were allocated primarily to the exclusivity provisions of the supply agreement as a contract-based intangible asset and recorded within our Commercial Vehicle operating segment. Fair value was also allocated to fixed assets and an embedded lease obligation. The intangible asset is being amortized and the fixed assets are being depreciated on a straight-line basis over ten years. The embedded lease obligations are being amortized using the effective interest method over the ten-year useful lives of the related fixed assets.

On April 22, 2014, SIFCO and affiliated companies filed for judicial reorganization before Bankruptcy Court in São Paulo, Brazil, and an ancillary Chapter 15 proceeding before the Bankruptcy Court of the Southern District of New York. The Brazilian bankruptcy case has subsequently been moved to the 5th Lower Civil Court in the Judicial District of Jundiai, the location of SIFCO's principal operations. Until the third quarter of 2015, SIFCO complied with the terms of the supply agreement. In August 2015, SIFCO discontinued production of our orders and failed to comply with provisions of the supply agreement. We obtained a judicial injunction requiring that SIFCO release any finished product in their possession that was produced pursuant to the supply agreement, resume production and parts supply pursuant to the terms of the supply agreement and cease communications with our customers regarding direct sale of parts. SIFCO contested the injunction we obtained, without success, and refused to comply with injunction. Through a judicial seizure order we were successful in obtaining the release of the finished product. However, to date, SIFCO has not complied with requirements to resume production pursuant to the supply agreement and cease direct sale of parts to our customers. Although we continue to pursue the legal rights and remedies available to us to enforce compliance with the supply agreement, the likelihood of success with these efforts is uncertain.

Based on SIFCO's refusal to comply with the terms of the supply agreement and the court injunctions as noted above, we believed that the carrying amount of the contract-based intangible asset is not recoverable and therefore, tested the associated asset group for impairment as of September 30, 2015 under ASC 360-10. Based upon management's conclusion that there were no future economic benefit and related cash flows associated with the long-lived assets of this asset group, which is comprised predominantly of the intangible asset, management concluded that the fair value of the asset group was de minimis and accordingly recorded a full impairment charge of $36 in the third quarter of 2015.

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway operating segment. The change in the carrying amount of goodwill in 2015 is due to currency fluctuation.

Components of other intangible assets —

		September 30, 2015			December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$87	$(83)	$4	$90	$(85)	$5
Trademarks and trade names	16	3	(2)	1	3	(1)	2
Customer relationships	7	387	(373)	14	493	(416)	77
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$562	$(458)	$104	$671	$(502)	$169

During the third quarter of 2015, we impaired the customer relationships intangible asset associated with our exclusive long-term supply agreement with SIFCO. See Note 2 for additional information.

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at September 30, 2015 were as follows: Light Vehicle — $11, Commercial Vehicle — $37, Off-Highway — $48 and Power Technologies — $8.

Amortization expense related to amortizable intangible assets —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Charged to cost of sales	$—	$1	$1	$5
Charged to amortization of intangibles	4	10	13	33
Total amortization	$4	$11	$14	$38

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2015 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2015	2016	2017	2018	2019
Amortization expense	$2	$8	$5	$2	$1

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

During the third quarter of 2015, restructuring expense of $1 primarily represented continuing exit costs associated with previously announced actions.

During the first nine months of 2015, we also implemented certain headcount reduction initiatives, primarily in our Commercial Vehicle business in Brazil in response to lower demand in that region. Including costs associated with this action and with other previously announced initiatives, restructuring expense for the nine months ended September 30, 2015 was $13, including $11 of severance and related benefits costs and $2 of exit costs.

During the third quarter of 2014, we continued to execute our previously announced initiatives. Restructuring expense during the third quarter of 2014 was $2, including $1 of severance and related benefit costs and $1 of exit costs.

During the first nine months of 2014, we also implemented certain headcount reduction programs, primarily associated with the closure of our Commercial Vehicle foundry operation in Argentina. Including costs associated with this action and with other previously announced initiatives, restructuring expense for the nine months ended September 30, 2014 was $14, including $9 of severance and related benefit costs and $5 of exit costs.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at June 30, 2015	$15	$9	$24
Charges to restructuring		1	1
Cash payments	(1)	(2)	(3)
Currency impact	(2)		(2)
Balance at September 30, 2015	$12	$8	$20

Balance at December 31, 2014	$12	$9	$21
Charges to restructuring	11	2	13
Cash payments	(8)	(3)	(11)
Currency impact	(3)		(3)
Balance at September 30, 2015	$12	$8	$20

At September 30, 2015, the accrued employee termination benefits include costs to reduce approximately 100 employees over the next two years. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our restructuring initiatives.

	Expense Recognized			Future Cost to Complete
	Prior to 2015	2015	Total to Date
Light Vehicle	$9	$1	$10	$1
Commercial Vehicle	23	12	35	10
Total	$32	$13	$45	$11

The future cost to complete includes estimated separation costs and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5. Stockholders’ Equity

Common stock — Our Board of Directors declared a quarterly cash dividend of six cents per share of common stock in the second and third quarters of 2015 and five cents per share of common stock in the first quarter of 2015. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — Our Board of Directors approved a share repurchase program of $1,400, expiring on December 31, 2015. Under the program, we spent $245 to repurchase 12,482,277 shares of our common stock during the first nine months of 2015 through open market transactions. Approximately $66 remained available under the program for future share repurchases as of September 30, 2015.

Changes in equity —

	2015			2014
Three Months Ended September 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, June 30	$1,006	$103	$1,109	$1,322	$104	$1,426
Total comprehensive income (loss)	66	—	66	(22)	1	(21)
Preferred stock dividends			—	(2)		(2)
Common stock dividends	(9)		(9)	(7)		(7)
Distributions to noncontrolling interests		(2)	(2)		(1)	(1)
Common stock share repurchases	(119)		(119)	(68)		(68)
Stock compensation	7		7	6		6
Stock withheld for employee taxes	(1)		(1)			—
Balance, September 30	$950	$101	$1,051	$1,229	$104	$1,333

Nine Months Ended September 30,
Balance, December 31	$1,080	$100	$1,180	$1,309	$104	$1,413
Total comprehensive income	128	14	142	114	8	122
Preferred stock dividends			—	(7)		(7)
Common stock dividends	(27)		(27)	(23)		(23)
Distributions to noncontrolling interests		(8)	(8)		(8)	(8)
Share conversion			—	3		3
Common stock share repurchases	(245)		(245)	(181)		(181)
Derecognition of noncontrolling interests		(5)	(5)			—
Stock compensation	17		17	16		16
Stock withheld for employee taxes	(3)		(3)	(2)		(2)
Balance, September 30	$950	$101	$1,051	$1,229	$104	$1,333

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2015	$(512)	$(7)	$5	$(543)	$(1,057)
Other comprehensive income (loss):
Currency translation adjustments	(66)				(66)
Holding gains and losses		(4)	(5)		(9)
Reclassification of amount to net income (a)		5			5
Actuarial gain on census update				13	13
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				5	5
Tax expense				(1)	(1)
Other comprehensive income (loss)	(66)	1	(5)	17	(53)
Balance, September 30, 2015	$(578)	$(6)	$—	$(526)	$(1,110)

Balance, June 30, 2014	$(240)	$1	$6	$(478)	$(711)
Other comprehensive income:
Currency translation adjustments	(113)				(113)
Holding gains and losses		(5)	(2)		(7)
Venezuelan bolivar devaluation				1	1
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				6	6
Tax expense		1			1
Other comprehensive income (loss)	(113)	(4)	(2)	7	(112)
Balance, September 30, 2014	$(353)	$(3)	$4	$(471)	$(823)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(427)	$(9)	$5	$(566)	$(997)
Other comprehensive income (loss):
Currency translation adjustments	(149)				(149)
Holding loss on net investment hedge	(2)				(2)
Holding gains and losses		(13)	(5)		(18)
Reclassification of amount to net income (a)		16			16
Actuarial gain on census update				13	13
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				18	18
Elimination of net prior service costs and actuarial losses of disposal group				10	10
Tax expense				(1)	(1)
Other comprehensive income (loss)	(151)	3	(5)	40	(113)
Balance, September 30, 2015	$(578)	$(6)	$—	$(526)	$(1,110)

Balance, December 31, 2013	$(242)	$—	$3	$(488)	$(727)
Other comprehensive income (loss):
Currency translation adjustments	(111)				(111)
Holding gains and losses		(4)	3		(1)
Reclassification of amount to net income (a)			(2)		(2)
Venezuelan bolivar devaluation				4	4
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				14	14
Tax expense		1		(1)	—
Other comprehensive income (loss)	(111)	(3)	1	17	(96)
Balance, September 30, 2014	$(353)	$(3)	$4	$(471)	$(823)
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

Note 6. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$122	$94	$259	$224
Less: Noncontrolling interests	3	3	18	10
Less: Preferred stock dividend requirements		2		7
Income from continuing operations available to common stockholders - Numerator basic	119	89	241	207
Preferred stock dividend requirements		2		7
Numerator diluted	$119	$91	$241	$214

Net income available to common stockholders - Numerator basic	$119	$88	$241	$203
Preferred stock dividend requirements		2		7
Numerator diluted	$119	$90	$241	$210

Weighted-average number of shares outstanding - Denominator basic	158.0	156.5	161.6	154.6
Employee compensation-related shares, including stock options	0.9	1.3	1.1	1.2
Conversion of preferred stock		15.1		19.1
Denominator diluted	158.9	172.9	162.7	174.9

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.2 million and 0.1 million CSEs from the calculations of diluted earnings per share for the quarter and year-to-date periods ended September 30, 2015 as the effect of including them would have been anti-dilutive.

Note 7. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the first nine months of 2015.

		Weighted-average Per Share
	Granted (In millions)	Grant Date Fair Value
RSUs	0.7	$21.72
PSUs	0.4	$22.97

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified return on invested capital targets and specified total shareholder return targets relative to peer companies. For the portion of the award based on the return on invested capital performance metric, we estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the award is not dividend protected. For the portion of the award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 0.89% was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield of 0.98% was calculated by dividing the expected annual dividend by the average stock price over the prior year. The expected volatility of 33.9% was based on historical volatility over the prior three years using daily stock price observations.

Stock options and stock appreciation rights (SARs) related to 0.2 million shares were exercised and a small number of shares were forfeited in 2015. We received $2 of cash from the exercise of stock options and we paid $2 of cash to settle SARs and RSUs during 2015. We issued 0.4 million shares of common stock based on the vesting of RSUs.

We recognized stock compensation expense of $6 and $2 during the third quarter of 2015 and 2014 and $14 and $11 during the first nine months of 2015 and 2014. At September 30, 2015, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $22. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 8. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2015		2014		OPEB - Non-U.S.
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2015	2014
Interest cost	$16	$2	$16	$3	$1	$1
Expected return on plan assets	(27)	(1)	(28)
Service cost		2		1	1
Amortization of net actuarial loss	4	1	3	1
Net periodic benefit cost (credit)	$(7)	$4	$(9)	$5	$2	$1

Nine Months Ended September 30,
Interest cost	$50	$6	$56	$9	$3	$4
Expected return on plan assets	(82)	(2)	(83)
Service cost		5		4	1
Amortization of net actuarial loss	14	4	11	3
Net periodic benefit cost (credit)	$(18)	$13	$(16)	$16	$4	$4

Note 9. Marketable Securities

	September 30, 2015			December 31, 2014
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$39	$—	$39	$38	$—	$38
Corporate securities	41		41	36		36
Certificates of deposit	17		17	23		23
Other	60		60	67	5	72
Total marketable securities	$157	$—	$157	$164	$5	$169

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $40, $55 and $2 at September 30, 2015.

Note 10. Financing Agreements

Long-term debt at —

	Interest Rate	September 30, 2015	December 31, 2014
Senior Notes due February 15, 2019	6.500%	$—	$55
Senior Notes due February 15, 2021	6.750%	350	350
Senior Notes due September 15, 2021	5.375%	450	450
Senior Notes due September 15, 2023	6.000%	300	300
Senior Notes due December 15, 2024	5.500%	425	425
Other indebtedness		67	79
Total		1,592	1,659
Less: current maturities		26	46
Total long-term debt		$1,566	$1,613

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions, capital lease obligations and the unamortized fair value adjustment related to a terminated interest rate swap. See Note 11 for additional information on the terminated interest rate swap. During the third quarter of 2015, we reversed the $6 embedded capital lease obligation associated with our exclusive long-term supply agreement with SIFCO. See Note 2 for additional information.

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

During December 2014, we redeemed $345 of our February 2019 Notes pursuant to a tender offer at a weighted average price equal to 104.116% plus accrued and unpaid interest. The $19 loss on extinguishment of debt recorded in December 2014 includes the redemption premium and transaction costs associated with the tender offer and the write-off of $4 of previously deferred financing costs associated with the February 2019 Notes.

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

There were no borrowings under the revolving facility at September 30, 2015 but we had utilized $40 for letters of credit. Based on our borrowing base collateral of $389, we had potential availability at September 30, 2015 under the revolving facility of $349 after deducting the outstanding letters of credit.

Debt covenants — At September 30, 2015, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 11. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs
September 30, 2015	Total	(Level 1)	(Level 2)
Marketable securities	$157	$60	$97
Currency forward contracts - Accounts receivable other
Cash flow hedges	1		1
Undesignated	2		2
Currency forward contracts - Other accrued liabilities
Cash flow hedges	8		8
Undesignated	1		1
Currency swaps - Accounts receivable other
Undesignated	4		4
Currency swaps - Other noncurrent liabilities
Undesignated	1		1

December 31, 2014
Marketable securities	$169	$72	$97
Currency forward contracts - Accounts receivable other
Cash flow hedges	1		1
Undesignated	1		1
Currency forward contracts - Other accrued liabilities
Cash flow hedges	11		11
Currency swaps - Other accrued liabilities
Undesignated	9		9

Fair value of financial instruments – The financial instruments that are not carried in our balance sheet at fair value are as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,525	$1,528	$1,580	$1,643
Other indebtedness*	67	57	79	77
Total	$1,592	$1,585	$1,659	$1,720
* The carrying value includes an unamortized fair value adjustment related to a terminated interest rate swap at September 30, 2015.

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

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. Near the end of the third quarter of 2015, we terminated a fixed-to-floating interest rate swap on our $425, 5.500% fixed-rate senior notes, due December 15, 2024 (the "designated fixed-rate debt"). This interest rate swap economically served to convert the designated fixed-rate debt into variable-rate debt, using the 3-month U.S. LIBOR as the benchmark interest rate plus a spread of 307 basis points. Of the $425 total notional amount of the interest rate swap, $340 had been designated as a fair value hedge of the $425 fixed-rate debt.

During the third quarter of 2015, prior to its termination, we realized a $2 interest expense reduction and cash savings from the interest rate swap. Upon termination, we also received a cash settlement of $4, indicative of the swap's favorable market value at that date. As a fair value hedge of the designated fixed-rate debt, the difference between the changes in fair value of the designated portion of the interest rate swap and the designated fixed-rate debt was treated as ineffectiveness and was recorded in the income statement as an adjustment to interest expense. Changes in the fair value associated with the undesignated portion of the interest rate swap do not represent ineffectiveness but were also recorded as an adjustment to interest expense. The total amount recorded as ineffectiveness and other such costs was $4 during the third quarter of 2015.

As of September 30, 2015, no interest rate swaps remain outstanding. However, the $8 fair value adjustment to the carrying amount of the designated fixed-rate debt remains deferred at that date. This amount will be amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the designated fixed-rate debt.

Foreign currency derivatives — Our foreign currency derivatives include forward contracts associated with forecasted transactions, primarily involving the purchases and sales of inventory through the next seventeen months, as well as currency swaps associated with certain recorded intercompany loans receivable and payable. Periodically, our foreign currency derivatives also include net investment hedges of certain of our investments in foreign operations.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $196 as of September 30, 2015 and $296 as of December 31, 2014. The total notional amount of outstanding foreign currency swaps was $199 as of September 30, 2015 and $10 as of December 31, 2014.

The following currency derivatives were outstanding at September 30, 2015:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$52	$3	$55	Dec-16
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	44	27	71	Dec-16
British pound	U.S. dollar, Euro	5	1	6	Sep-16
Swedish krona	Euro	15		15	Feb-17
South African rand	U.S. dollar, Euro		7	7	Feb-17
Thai baht	U.S. dollar, Australian dollar		11	11	May-16
Brazilian real	U.S. dollar, Euro		4	4	Mar-16
Indian rupee	U.S. dollar, British pound, Euro		27	27	Feb-17
Total forward contracts		116	80	196

U.S. dollar	Euro		116	116	Dec-16
Euro	Canadian dollar, British pound		83	83	Dec-16
Total currency swaps		—	199	199
Total currency derivatives		$116	$279	$395

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

During the second quarter of 2015, we settled our $98 forward contract that had been executed and designated as a net investment hedge of the equivalent portion of certain of our European operations during the first quarter of 2015. Although no net investment hedges remain outstanding at September 30, 2015, a deferred loss of $2 associated with this settled contract has been recorded in AOCI as of that date and will remain deferred until such time as the investment in the associated subsidiary is substantially liquidated. See also Note 5.

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to September 30, 2015 exchange rates. Deferred losses of $7 at September 30, 2015 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $10 at December 31, 2014. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during the third quarter of 2015. See also Note 5.

Note 12. Commitments and Contingencies

Asbestos personal injury liabilities — As part of our reorganization in 2008, assets and liabilities associated with personal injury asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company. The assets of DCLLC include insurance rights relating to coverage against these liabilities, marketable securities and other assets which are considered sufficient to satisfy its liabilities. DCLLC had approximately 25,000 active pending asbestos personal injury liability claims at both September 30, 2015 and December 31, 2014. DCLLC had accrued $79 for indemnity and defense costs for settled, pending and future claims at September 30, 2015, compared to $81 at December 31, 2014. A fifteen-year time horizon was used to estimate the value of this liability.

At September 30, 2015, DCLLC had recorded $51 as an asset for probable recovery from insurers for the pending and projected asbestos personal injury liability claims, compared to $52 recorded at December 31, 2014. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. DCLLC has coverage agreements in place with insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of the insurance coverage, but rather the amount DCLLC would expect to recover if the accrued indemnity and defense costs were paid in full.

DCLLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. Dana Holding Corporation has no obligation to increase its investment in or otherwise support DCLLC.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at September 30, 2015 and December 31, 2014, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $11 at September 30, 2015 and $7 at December 31, 2014. During the third quarter of 2015, in response to additional information provided by continuing studies at our former foundry operation in Argentina, we recognized a $6 increase to our liability. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities. Other accounts receivable included a related recoverable from insurers or other parties of $1 at December 31, 2014.

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

On September 25, 2015, the Brazilian antitrust authority (“CADE”) announced an investigation of an alleged cartel involving a former Dana business in Brazil and various competitors related to sales of shock absorbers between 2000 and 2014. We divested this business as a part of the sale of our aftermarket business in 2004. Dana’s policy is to cooperate with governmental investigations. We cannot predict the duration, scope or ultimate outcome of this matter. Based on the information currently available to us, we do not believe this matter will result in a material liability to Dana.

Note 13. Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available.

Changes in warranty liabilities —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$48	$59	$47	$54
Amounts accrued for current period sales	6	7	20	16
Adjustments of prior estimates		3	4	14
Settlements of warranty claims	(7)	(7)	(23)	(22)
Currency impact	(1)	(2)	(2)	(2)
Balance, end of period	$46	$60	$46	$60

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

We reported income tax expense (benefit) related to our continuing operations of $(77) and $29 for the quarters ended September 30, 2015 and 2014 and $(10) and $96 for the respective nine-month periods. The effective income tax rates vary from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S. Our effective tax rates were 37% and 31% in the first nine months of 2015 and 2014, exclusive of the $100 of valuation allowance released on U.S. deferred tax assets, as discussed below. The U.S. and certain foreign jurisdictions with valuation allowances were expected to generate income in 2015 and 2014. Lower income in 2015 from jurisdictions with valuation allowances resulted in less valuation allowance release, as compared to 2014, thereby increasing the effective tax rate as the tax expense associated with this income is offset by valuation allowance release.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $1 and $2 for the quarters ended September 30, 2015 and 2014 and $4 and $5 in the respective nine-month periods related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We recognized expense of $1 in the third quarter of 2015 and $7 and $5 in the first nine months of 2015 and 2014 for withholding taxes associated with changes to planned repatriations of certain foreign earnings. We also accrued additional tax reserves of $2 in the second quarter of 2014 for settlements of outstanding tax matters in Italy.

At September 30, 2015, we have a partial valuation allowance against our deferred tax assets in the U.S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider the pro forma effects on historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, the effect on historical profits of nonrecurring events, as well as tax planning strategies. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable and the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013. A sustained period of profitability, after giving pro forma effect to implemented actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released. Our U.S. operations have experienced improved profitability in recent years, but our analysis of the income of the U.S. operations, as adjusted for pro forma effects of developments through the current date and planned future actions, demonstrates historical losses through the year ended December 31, 2014 with an uncertain forecast of near break-even results in 2015. Therefore, we have not achieved a level of sustained historical profitability that would, in our judgment, support a release of the valuation allowance at September 30, 2015. Although we expect our U.S. operations to generate profits in the future, this positive evidence cannot be given as much weight in our analysis as the objectively verifiable lack of sustained historical profitability. To the extent that we achieve our forecasted levels of sustainable profits in 2015 and our projections of profitability beyond 2015 are sufficiently positive, it is reasonably possible that we could release up to $400 of the valuation allowances against our U.S. deferred tax assets in the next twelve months. Until the valuation allowance is released, the income tax effect of any reported U.S. profits will reduce net deferred tax assets and the associated valuation allowance.

In the fourth quarter of 2014, we released valuation allowances of $179 on U.S. deferred tax assets in connection with a tax planning action expected to be completed in this year's fourth quarter. As a consequence of proposed Internal Revenue Service regulations issued in this year's third quarter providing guidance on the tax treatment afforded a component of the tax planning action we are undertaking, we revised the estimate of forecasted income being generated upon completion of the transaction. Based on the revised estimate of forecasted income associated with the tax planning action, we released an additional $100 of valuation allowance on U.S. deferred tax assets in the third quarter of 2015. Although the actual gain and operating income may differ from the current estimate, we concluded that they were objectively verifiable and reasonably estimated.

Note 15. Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$4	$5	$11	$11
Government grants and incentives	1		2	2
Foreign exchange gain (loss)	(4)	6	(10)	8
Strategic transaction expenses	(1)	(2)	(3)	(3)
Gain on derecognition of noncontrolling interest			5
Gain on sale of marketable securities			1
Recognition of unrealized gain on payment-in-kind note receivable				2
Insurance recoveries		2	4	2
Other	2	9	8	13
Other income, net	$2	$20	$18	$35

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. Effective March 31, 2014, we ceased using the official exchange rate of 6.3 and began using the Complementary System of Foreign Currency Administration (SICAD) rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our subsidiaries in Venezuela. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. After remaining relatively unchanged during the second quarter the SICAD rate declined to 12.0 bolivars per U.S. dollar at September 30, 2014, resulting in a remeasurement charge of $3 during the third quarter. During the second and third quarters of 2014 we realized gains of $7 and $1 as the National Center for Foreign Commerce (CENCOEX) approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during the second and third quarters of 2014 we realized net gains of $6 and $8 on the sales and purchases of U.S. dollars through SICAD 2 at average rates of 49.9 bolivars per U.S. dollar. The foreign exchange gains and losses associated with our Venezuelan subsidiaries are included in the segment EBITDA of our Light Vehicle operating segment. See Note 1 to our consolidated financial statements in Item 8 of our 2014 Form 10-K for a comprehensive discussion of Venezuela's exchange rate environment.

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

Segment information —

	2015			2014
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$605	$28	$63	$608	$37	$70
Commercial Vehicle	367	24	31	487	25	47
Off-Highway	246	8	35	283	8	40
Power Technologies	250	5	40	259	5	37
Eliminations and other		(65)			(75)
Total	$1,468	$—	$169	$1,637	$—	$194

Nine Months Ended September 30,
Light Vehicle	$1,883	$100	$193	$1,862	$108	$176
Commercial Vehicle	1,231	75	102	1,407	71	138
Off-Highway	809	29	115	959	28	128
Power Technologies	762	13	117	807	15	120
Eliminations and other		(217)			(222)
Total	$4,685	$—	$527	$5,035	$—	$562

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment EBITDA	$169	$194	$527	$562
Corporate expense and other items, net	(2)	4	(4)	6
Depreciation	(39)	(41)	(117)	(122)
Amortization of intangibles	(4)	(11)	(14)	(38)
Restructuring	(1)	(2)	(13)	(14)
Stock compensation expense	(6)	(2)	(14)	(11)
Strategic transaction expenses and other items	(9)	4	(11)	4
Impairment of long-lived assets	(36)		(36)
Gain on derecognition of noncontrolling interest			5
Loss on extinguishment of debt			(2)
Recognition of unrealized gain on payment-in-kind note receivable				2
Interest expense	(31)	(30)	(86)	(89)
Interest income	4	5	11	11
Income from continuing operations before income taxes	45	121	246	311
Income tax expense (benefit)	(77)	29	(10)	96
Equity in earnings of affiliates	—	2	3	9
Income from continuing operations	122	94	259	224
Loss from discontinued operations	—	(1)	—	(4)
Net income	$122	$93	$259	$220

Note 17. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at September 30, 2015 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$126
Bendix Spicer Foundation Brake, LLC	20%	49
Axles India Limited	48%	7
All others as a group		7
Investments in equity affiliates		189
Investments in affiliates carried at cost		2
Investments in affiliates		$191

Summarized financial information for DDAC —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$114	$167	$402	$590
Gross profit	$8	$17	$31	$61
Pre-tax income (loss)	$(4)	$1	$(8)	$15
Net income (loss)	$(3)	$1	$(6)	$12
Dana's equity earnings in affiliate	$(3)	$—	$(7)	$2

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline, sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At September 30, 2015, we employed approximately 23,400 people, operated in 25 countries and had 90 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices.

External sales by operating segment for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$605	41.2%	$608	37.1%	$1,883	40.2%	$1,862	37.0%
Commercial Vehicle	367	25.0%	487	29.8%	1,231	26.3%	1,407	27.9%
Off-Highway	246	16.8%	283	17.3%	809	17.3%	959	19.1%
Power Technologies	250	17.0%	259	15.8%	762	16.2%	807	16.0%
Total	$1,468		$1,637		$4,685		$5,035

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

Shareholder returns and capital structure actions — Our strong financial position enabled us to provide returns to our common shareholders in the form of cash dividends and the reduction in the number of common share equivalents outstanding. We declared and paid four quarterly common stock dividends of five cents per share in each of the past three years and increased the dividend to six cents per share in this year's second quarter. During 2013, we redeemed our Series A preferred stock, the equivalent of 21 million common shares on an as converted basis, for $474. In 2014, we exercised our option to convert all remaining outstanding preferred shares to common shares, and our Board of Directors approved the expansion of our existing share repurchase program from $1,000 to $1,400. Including the $245 used to repurchase shares in the first nine months of this year, we had repurchased 42 million common shares for $860 through September 30, 2015, leaving $66 available under the program.

In December 2014 and the first quarter of 2015, we completed the redemption of our senior notes maturing in 2019, replacing them with senior notes having lower interest rates and maturing in 2024. Additionally, in last year's fourth quarter, we completed a voluntary program offered to deferred vested salaried participants in our U.S. pension plans.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2015 Outlook			2014	2013
North America
Light Truck (Full Frame)	4,000	to	4,100	3,834	3,632
Light Vehicle Engines	15,100	to	15,500	15,079	14,233
Medium Truck (Classes 5-7)	205	to	225	226	201
Heavy Truck (Class 8)	315	to	320	297	245
Agricultural Equipment	55	to	60	64	75
Construction/Mining Equipment	155	to	165	155	157
Europe (including Eastern Europe)
Light Truck	8,000	to	8,300	7,792	7,276
Light Vehicle Engines	22,000	to	22,500	21,440	20,836
Medium/Heavy Truck	410	to	430	397	400
Agricultural Equipment	195	to	205	220	244
Construction/Mining Equipment	300	to	310	298	298
South America
Light Truck	950	to	1,000	1,147	1,302
Light Vehicle Engines	2,400	to	2,600	3,178	3,775
Medium/Heavy Truck	85	to	95	167	218
Agricultural Equipment	30	to	35	43	54
Construction/Mining Equipment	10	to	15	17	20
Asia-Pacific
Light Truck	22,300	to	23,300	22,298	20,515
Light Vehicle Engines	48,000	to	49,000	46,589	45,213
Medium/Heavy Truck	1,350	to	1,450	1,574	1,522
Agricultural Equipment	680	to	700	710	788
Construction/Mining Equipment	400	to	425	509	555

North America

Light vehicle markets — North America light vehicle sales and production levels in 2015 continue to benefit from economic conditions that have been relatively strong the past two years. Release of built-up demand to replace older vehicles, greater availability of credit, reduced unemployment and improving consumer confidence have stimulated new vehicle sales. Lower fuel prices have also reduced vehicle operating costs and provided a sales stimulus, with the light truck segment especially receiving increased consumer interest. Light vehicle sales in the first nine months of 2015 were about 5% higher than in the same period last year. In the full frame light truck segment where more of our programs are focused, sales in the first nine months of this year were about 9% higher than in 2014. Light vehicle production of around 13.2 million units was up about 3% from the first nine months of 2014, with light vehicle engine build in this year's first nine months higher by 2%. In the full frame light truck segment, nine-month 2015 production was about 5% stronger than in the same period last year. Inventory levels of total light vehicles in the U.S. continue to be near normal levels. Inventory of around 59 days' supply at the end of September 2015 compares with 61 days at the end of 2014 and 64 days at the end of last year's third quarter. With the increased level of light truck sales, inventories have declined in the past year. Full frame light truck inventory of 69 days' supply at the end of September 2015, although higher than the 63 days at the end of 2014, compares favorably with the 81 days at the end of September 2014.

Our full year 2015 production expectations for full frame trucks and light vehicle engine production are unchanged from our July outlook. At 4.0 to 4.1 million units for the year, full frame light truck production would be up 4 to 7% from 2014, while light vehicle engine production of 15.1 to 15.5 million units would be flat to up 3% versus 2014.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production in North America has increased over the past couple of years with improving economic conditions. Production in the heavy-duty Class 8 truck market, after increasing significantly in 2011 and 2012, declined in 2013 as truck buyers in this segment were more cautious regarding the pace of economic recovery and many opted to defer the replacement of existing vehicles. During the last quarter of 2013 and continuing into 2014, the order book for Class 8 vehicles began strengthening. That trend continued through 2014 – annual production was up more than 20% – and into the first quarter of 2015. New orders began slowing somewhat in this year's second quarter and remained at relatively consistent levels in this year's third quarter. As a result, year-over-year nine-month 2015 production increases were relatively strong. Heavy-duty Class 8 production in the first nine months of 2015 of around 248,000 units was about 12% higher than in the first nine months of 2014. Medium duty Classes 5-7 production of around 171,000 units in the first nine months of 2015 was about 2% higher than production during the same period last year.

With the North America economy continuing to show modest improvement and lower fuel prices reducing operating costs, our outlook for full year 2015 medium/heavy production levels is unchanged from July. We now expect full year 2015 Class 8 production to be in a range of 315,000 to 320,000 units, narrowing our July 2015 outlook, which would result in full year 2015 production being about 6 to 8% higher than in 2014. Our full year 2015 outlook for medium-duty Classes 5-7 production is 205,000 to 225,000 units, although we expect production will come in near the high end of this range – relatively comparable to 2014.

Markets Outside of North America

Light vehicle markets — Although mixed at times, signs of economic stability in Europe began to emerge in 2013, with modest improvements evident in 2014 that have continued into 2015. Reflective of this modestly improving overall economic environment, Europe light truck production in this year's first nine months is up 9% over the same period of 2014 and light vehicle engine build is up about 5%. We expect the overall improving economic climate to continue in this year's fourth quarter. Our full year light truck production outlook is up slightly from July 2015 and we raised the lower end of our light vehicle engine build outlook, as we now expect to be nearer the upper end of the range. Our current outlook for light truck and light vehicle engine production has us up 3 to 7% from 2014. Our South America markets have been challenging and volatile in recent years, and as anticipated a weak economic climate in those markets is adversely impacting us in 2015. Light truck production in this year's first nine months was down about 14% compared to the same period of 2014 and light vehicle engine production was down about 18%. We expect markets in South America to remain weak throughout 2015 and into 2016. Our current light truck and light vehicle engine production outlooks have been lowered from July 2015, reflecting expected full year 2015 light truck production now being down 13 to 17% from 2014 and light vehicle engine build being at a level 18 to 24% lower than last year. The Asia Pacific region has been relatively strong the past couple years, principally on the strength of stronger production in China. Although the rate of growth in China may be slowing, the overall economic climate in the region continues to be relatively strong. Light vehicle truck production levels in the Asia Pacific region increased about 6% in the first nine months of 2015 as compared to the same period in 2014 while light vehicle engine build was comparable to last year. For the full year of 2015, our outlook, which forecasts light truck production being flat to 4% higher than in 2014 and light vehicle engine build being up 3 to 5%, remains unchanged.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. An improving economic environment in Europe contributed to medium/heavy production in the first nine months of 2015 being up about 8% from the same period of 2014. With a stable to modestly improving business environment expected to persist through the rest of this year, our current outlook for full year 2015 production in Europe was increased from July 2015, now reflecting a 3 to 8% increase compared with full year 2014. With the challenging economic climate in South America, medium/heavy truck production levels in the first nine months of this year were down about 47% from the same period of 2014. With continued market weakness in the fourth quarter of this year, we now expect the full year outlook for South America production to be down about 43 to 49% from a relatively weak level of production in 2014. Although the light vehicle markets in Asia Pacific have been relatively stable compared with 2014, medium/heavy truck production levels have been weaker, in part due to slowing construction activity in China. Asia Pacific medium/heavy truck production decreased about 14% in the first nine months of 2015 compared to the same period last year. With additional weakening in China, our current outlook is reduced slightly from July 2015, with full year 2015 production now expected to be down 8 to 14% relative to 2014.

Off-Highway Markets — Our Off-highway business has a large presence outside of North America, with more than 75% of its sales supplied by operations in Europe and about 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway markets, including construction/mining, agriculture and material handling. Our largest markets are the construction/mining and agricultural equipment segments. Demand levels were relatively weak in 2014 and 2013. Although market demand was relatively stable during the first half of 2015, some weakening is now appearing in the second half of the year. Our global Off-highway sales exclusive of currency impacts for the first nine months of this year are down 1% from the same period of 2014, as new business has helped offset the somewhat weaker demand levels. We reduced our full year July 2015 production expectation for the agriculture segment in all regions, while also reducing our prior outlook for construction/mining segment production in Asia Pacific. Our current full year 2015 outlook has global agriculture segment production down 4 to 7% from 2014, with global construction/mining segment production down 7 to 12% compared to last year.

Foreign Currency Effects
Weaker international currencies relative to the U.S. dollar have had a significant impact on our sales and results of operations during the year. For the first nine months of this year, approximately 54% of our consolidated sales were outside the U.S., with euro zone countries and Brazil accounting for approximately 37% and 8% of our non-U.S. sales. Translation of our international activities at average exchange rates for the first nine months of 2015 as compared to average rates for the same period of 2014 reduced sales by $413, with $223 attributable to a weaker euro and $73 to a weaker Brazil real. Our current outlook for full year 2015 sales is based on a euro/U.S. dollar rate of 1.12 and U.S. dollar/Brazil real rate of 3.80 for the fourth quarter, putting the currency impact of translating international operations at weaker rates at around $500 for the full year of 2015. A movement of 5% on these euro and Brazil real rates would impact fourth-quarter 2015 sales in our outlook by approximately $16 and $3, respectively.
Brazil Market
Reduced market demand resulting from the weak economic environment in Brazil in 2015 has led to production levels in the light vehicle and medium/heavy duty vehicle markets that are lower by about 18% and 47% in the first nine months of this year when compared to the same period of 2014. As a consequence, sales by our operations in Brazil for the first nine months of 2015 were $209, down from $408 for the same period last year. Our medium/heavy duty presence is particularly significant, with approximately 74% of our Brazil sales in this year's first nine months originating in our Commercial Vehicle operating segment. In response to the challenging economic conditions in this country, we've implemented restructuring and other reduction actions this year. As discussed in the Critical Accounting Estimates section of this Item 2, one of our major suppliers is operating with judicial oversight under reorganization proceedings in Brazil.
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

In December 2014, we entered into an agreement to divest our operations in Venezuela (the disposal group) to an unaffiliated company for no consideration. We completed the divestiture in January 2015. In connection with the divestiture, we entered into a supply and technology agreement whereby Dana will supply product and technology to the operations at competitive market prices. Dana has no obligations to otherwise provide support to the operations. The disposal group was classified as held for sale at December 31, 2014, and we recognized a net charge of $77 – an $80 loss to adjust the carrying value of the net assets to fair value less cost to sell, with a reduction of $3 for the noncontrolling interest share of the loss. These assets and liabilities were presented as held for sale on our December 31, 2014 balance sheet. See Note 2 to our consolidated financial statements in Item 1 of Part I for additional information. With the completion of the sale in January 2015, Dana has no remaining investment in Venezuela.

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

Lower material commodity costs benefited our results for the third quarter of 2015 as compared to the corresponding period in 2014 by $6 after having no net effect on our results for the first half of the year. Last year's third quarter and nine-month results reflected increased costs of about $3 and $29 versus 2013. The net effect of material recovery and other pricing actions reduced sales in this year's third quarter by $9, with the year-over-year nine-month impact being an increase in sales of $9. In 2014, these actions increased sales in the third quarter and first nine months of 2014 by $26 and $39 versus the corresponding periods of 2013.

Sales, Earnings and Cash Flow Outlook

	2015 Outlook	2014	2013
Sales	~ $6,050	$6,617	$6,769
Adjusted EBITDA	~ $675	$746	$745
Free Cash Flow	~ $170	$276	$368

Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. See the Non-GAAP Financial Measures discussion below for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.

During the past couple years, we experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. Considering our end markets and regional economies, on balance, the effect of market volumes on our sales has been relatively stable. Weaker international currencies relative to the U.S. dollar were the most significant factor, with currency effects reducing sales by about $160 in 2013 and an additional $210 in 2014. In 2015, further weakening of international currencies has been significant, reducing sales in this year's first nine months by $413 versus the same period of 2014, with about 72% of the reduction being attributable to the euro and Brazil real. The full-year effect of weaker currencies in 2015 as compared to 2014 exchange rates is expected to approximate $500, with an additional $110 reduction in sales resulting from the January 2015 divestiture of our operations in Venezuela. These currency and divestiture impacts more than offset a net sales increase from overall stronger market demand and new business. The effects of weaker international currencies and weaker demand in Brazil that caused us to lower our full year 2015 outlook earlier this year stabilized this past quarter and were not significant factors in the reduction of our sales outlook to the current $6,050 from our July 2015 outlook of $6,200 to $6,300. Our most recent full year sales outlook reflects decreased customer demand in our North America commercial vehicle business, in part due to supply chain constraints encountered during the first half of this year and competitive pressures. Our current outlook is also reflective of further weakening of demand in the off-highway construction and agriculture markets in North America and Europe.

With the reduced sales outlook outlined above, we've reduced our full year 2015 Adjusted EBITDA outlook to about $675 from our July 2015 outlook of $720 to $730. Throughout the past few years, we placed significant focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs were competitively priced. In combination with an improved and relatively stable global economic environment, these efforts were the primary drivers enabling us to maintain Adjusted EBITDA margins of more than 11.0% of sales.

Free cash flow generation has been strong the past couple years as we benefited from strong earnings and closely managed working capital and capital spend requirements. Free cash flow in 2013 benefited, in part, from reduced inventory levels and the receipt of $28 of interest relating to a callable payment-in-kind note receivable. With the sale of this note in 2014, free cash flow benefited from the additional receipt of $40 of interest. Lower pension contributions, restructuring payments and cash taxes also benefited free cash flow in 2014, while increased new program launches resulted in higher capital spending. We currently expect free cash flow in 2015 to be around $170, down from our July 2015 outlook principally as a result of lower earnings. Our capital spend requirements in 2015 are now expected to be about $280, higher than the past two years due to new program launches this year. Net interest will consume cash of around $90, cash taxes will require about $90 and restructuring expenditures will approximate $20. Pension contributions are expected to again be relatively low at around $15 as we do not expect to make contributions to our U.S. defined benefit plans in 2015 based on their present funding levels.

Among our Operational and Strategic Initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. This, more than anything, is what we believe will position us for profitable future growth. Our success on this front is measured, in part, by our sales backlog which is net new business that we have received that will be launching in the future and adding to our base annual sales. At December 31, 2014, our sales backlog of net new business for the 2015 through 2017 period was $730. This backlog compares to a three-year sales backlog at the end of 2013 that approximated $560 – an increase of 30%. The higher returns associated with this new business are expected to help drive increased future Adjusted EBITDA margins.

Results of Operations

Summary Consolidated Results of Operations (Third Quarter, 2015 versus 2014)

	Three Months Ended September 30,
	2015		2014
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,468		$1,637		$(169)
Cost of sales	1,255	85.5%	1,397	85.3%	(142)
Gross margin	213	14.5%	240	14.7%	(27)
Selling, general and administrative expenses	98	6.7%	97	5.9%	1
Amortization of intangibles	4		10		(6)
Restructuring charges, net	1		2		(1)
Impairment of long-lived assets	(36)				(36)
Other income, net	2		20		(18)
Income from continuing operations before interest expense and income taxes	76		151		(75)
Interest expense	31		30		1
Income from continuing operations before income taxes	45		121		(76)
Income tax expense (benefit)	(77)		29		(106)
Equity in earnings of affiliates	—		2		(2)
Income from continuing operations	122		94		28
Loss from discontinued operations	—		(1)		1
Net income	122		93		29
Less: Noncontrolling interests net income	3		3		—
Net income attributable to the parent company	$119		$90		$29

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended September 30,			Amount of Change Due To
	2015	2014	Increase/(Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$786	$780	$6	$(14)	$—	$20
Europe	407	462	(55)	(72)		17
South America	88	203	(115)	(33)	(22)	(60)
Asia Pacific	187	192	(5)	(17)		12
Total	$1,468	$1,637	$(169)	$(136)	$(22)	$(11)

Sales in the third quarter of 2015 were $169 lower than the same period in 2014. Weaker international currencies decreased sales by $136 and the divestiture of our operations in Venezuela reduced sales by $22. The organic sales decrease resulted primarily from significantly lower unit production levels in Brazil that were partially offset by stronger overall volume levels in other regions and contributions from new business.

Stronger light vehicle production levels in North America were largely responsible for the 3% organic sales increase in this region. Light vehicle engine production and full frame light truck production were 4% and 10% stronger than last year. New light vehicle programs coming on line over the past year also contributed to increased year-over-year third quarter sales. Partially offsetting these favorable light vehicle market developments were lower production in the medium/heavy vehicle market of about 2% and somewhat weaker off-highway market demand. Third quarter 2015 sales were also lower due to reduced demand from commercial vehicle customers, partly a result of supply chain constraints that also affected our first half 2015 performance.

Excluding currency effects, principally from a weaker euro, third quarter sales in Europe in 2015 were 4% higher than in 2014. Growth in light truck and medium/heavy truck production of about 12% and an increase in light engine production of around 7% were the primary drivers, with reduced off-highway market demand providing a partial offset.

South America sales in this year's third quarter were impacted by weaker currencies in Brazil, Argentina and Colombia and the divestiture of our operations in Venezuela. Excluding these effects, sales were down 30% from the same period in 2014. The organic sales decrease in the region was primarily driven by reductions in medium/heavy truck production levels of around 49% and lower light truck and light vehicle engine build of about 15% and 21%.

Asia Pacific third quarter 2015 sales were down slightly from 2014 due to currency effects. The organic sales increase of 6% in the region was driven principally by stronger medium/heavy truck sales volumes in India and increased off-highway sales levels in our operation in China.

Cost of sales and gross margin — Cost of sales for the third quarter of 2015 declined $142, or 10%, compared to the third quarter of 2014. Similar to the reduction in sales, the change was due primarily to currency effects. Cost of sales as a percent of sales in this year's third quarter was 20 basis points higher than in the same period last year. Material cost savings reduced cost of sales in this year's third quarter by $21, including $6 from lower commodity costs. Lower warranty activity reduced costs by $4. The material and warranty cost savings were more than offset by a $6 increase in environmental expense, a $2 increase in engineering and product development expense, higher new program launch costs of about $2 and other cost increases, partly due to the volume reductions in our South America commercial vehicle business where our actions to align cost with the lower demand level are limited.

Gross margin of $213 for the third quarter of 2015 decreased $27 from the same period in 2014, representing 14.5% of sales in 2015 as compared to 14.7% of sales in 2014. The 20 basis point reduction in gross margin was principally driven by overall lower sales volumes with net savings on material and warranty providing a partial offset.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2015 were $98 (6.7% of sales) as compared to $97 (5.9% of sales) in 2014. This year's third quarter included a one-time expense of $5 for executive separation and transition related actions. Exclusive of this item, salaries and benefits expense was lower by $2, while selling expense and other discretionary spending also declined $2.

Amortization of intangibles — The reduction of $6 in amortization of intangibles is primarily attributable to certain customer related intangibles becoming fully amortized.

Restructuring charges — Restructuring charges in the third quarter of 2015 and 2014 are related to continuing employee separation and exit costs associated with previously announced actions.

Impairment charges — Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for discussion of charges recognized in connection with an impairment of long-lived assets attributable to an exclusive supply relationship with a South American supplier.

Other income, net — The following table shows the major components of other income, net.

	Three Months Ended September 30,
	2015	2014
Interest income	$4	$5
Government grants and incentives	1
Foreign exchange gain (loss)	(4)	6
Strategic transaction expenses	(1)	(2)
Insurance recoveries		2
Other	2	9
Other income, net	$2	$20

Effective March 31, 2014, we ceased using the official exchange rate of 6.3 bolivars per U.S. dollar and began using the Complementary System of Foreign Currency Administration (SICAD) rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014 to remeasure the financial statements of our Venezuelan subsidiaries. The SICAD rate declined to 12.0 bolivars per U.S. dollar in last year's third quarter, resulting in a remeasurement charge of $3. During the third quarter of 2014, we realized a $1 gain as the National Center for Foreign Commerce (CENCOEX) approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during the third quarter of 2014, we realized a gain of $8 on the sale of U.S. dollars through SICAD 2 at an average rate of 49.9 bolivars per U.S. dollar. These Venezuela currency-related items resulted in a net currency gain of $6 in the third quarter of 2014. See Note 1 to our consolidated financial statements in Item 8 of our 2014 Form 10-K for a comprehensive discussion of Venezuela's exchange rate environment.

In the third quarter of 2014, we received a payment of $2 from the liquidation proceedings of an insolvent insurer carrier. Additionally, in last year's third quarter, as part of correcting overstatements of our pension and postretirement obligations and goodwill, we credited other income, net for $6 to effectively reverse a portion of the write-off of goodwill assigned to our former Driveshaft segment in 2008. See Note 1 to our consolidated financial statements in Item 1 of Part I for additional information.

Interest expense — Interest expense was $31 and $30 in 2015 and 2014. As discussed in Note 11 to our consolidated financial statements in Item 1 of Part I, interest expense during the third quarter of 2015 was negatively impacted by $2 as a result of accounting associated with an interest rate swap. Average debt levels were comparable in the third quarters of 2015 and 2014. Average effective interest rates, inclusive of amortization of debt issuance costs and accounting associated with the interest rate swap, approximated 7.1% and 7.0% in the third quarter of 2015 and 2014.

Income tax expense — Income taxes were a benefit of $77 in the third quarter of 2015, compared to expense of $29 in the same period of 2014. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. As discussed in Note 14 of the consolidated financial statements in Item 1 of Part I, we released $100 of valuation allowance on U.S. deferred tax assets in this year's third quarter. Excluding this valuation allowance release, the effective tax rate was 51% in 2015 as compared to 24% in 2014. Lower income in 2015 from jurisdictions with valuation allowances resulted in less valuation allowance release than in last year's third quarter.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that up to $400 of the valuation allowances against our U.S. deferred tax assets could be released in the next twelve months. See Note 14 to our consolidated financial statements in Item 1 of Part I for a discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in earnings of affiliates — Net earnings from equity investments were de minimis in 2015 and $2 in 2014. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) of $3 in 2015 were offset by a loss of $3 from Dongfeng Dana Axle Co., Ltd. (DDAC). Equity in earnings from BSFB were $3 in 2014.

Loss from discontinued operations — Loss from discontinued operations activity relates to our Structural Products business. See Note 2 to our consolidated financial statements in Item 1 of Part I.

Summary Consolidated Results of Operations (Year-to-Date, 2015 versus 2014)

	Nine Months Ended September 30,
	2015		2014
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$4,685		$5,035		$(350)
Cost of sales	4,008	85.5%	4,313	85.7%	(305)
Gross margin	677	14.5%	722	14.3%	(45)
Selling, general and administrative expenses	299	6.4%	310	6.2%	(11)
Amortization of intangibles	13		33		(20)
Restructuring charges, net	13		14		(1)
Impairment of long-lived assets	(36)				(36)
Loss on extinguishment of debt	(2)				(2)
Other income, net	18		35		(17)
Income from continuing operations before interest expense and income taxes	332		400		(68)
Interest expense	86		89		(3)
Income from continuing operations before income taxes	246		311		(65)
Income tax expense (benefit)	(10)		96		(106)
Equity in earnings of affiliates	3		9		(6)
Income from continuing operations	259		224		35
Loss from discontinued operations	—		(4)		4
Net income	259		220		39
Less: Noncontrolling interests net income	18		10		8
Net income attributable to the parent company	$241		$210		$31

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended September 30,			Amount of Change Due To
	2015	2014	Increase/(Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$2,472	$2,350	$122	$(36)	$—	$158
Europe	1,326	1,532	(206)	(259)		53
South America	315	593	(278)	(87)	(69)	(122)
Asia Pacific	572	560	12	(31)		43
Total	$4,685	$5,035	$(350)	$(413)	$(69)	$132

Sales in the first nine months of 2015 were $350 lower than in the same period in 2014. Weaker international currencies decreased sales by $413 and the divestiture of our operations in Venezuela reduced sales by $69. The organic sales increase resulted from stronger overall volume levels that added $123 and cost recovery pricing which contributed $9.

Stronger light vehicle and medium/heavy truck production levels in North America were largely responsible for the 7% organic sales increase in this region. Full frame light truck production was 5% stronger than last year, while medium/heavy truck production levels were about 8% higher. New light vehicle programs coming on line over the past year also contributed to increased year-over-year nine-month sales.

Excluding currency effects, principally from a weaker euro and British pound, our sales in Europe in the first nine months of 2015 were 3% higher than in 2014. Higher sales from increases in light vehicle engine and light truck production of around 5% and 9%, growth in medium/heavy truck production of about 8% and new light vehicle programs were partially offset by weaker off-highway demand levels.

South America sales in this year's first nine months were impacted by weaker currencies in Brazil, Argentina and Colombia and the divestiture of our operations in Venezuela. Excluding these effects, sales were down 21% from the same period in 2014.

The organic sales decrease in the region was primarily driven by reductions in medium/heavy truck production levels of about 47%, a decline in light truck production of 14% and weaker off-highway demand. Partially offsetting weaker demand levels in the region were higher sales associated with light vehicle new business, content increases and cost recovery pricing.

Asia Pacific sales in the first nine months of 2015 were up slightly from 2014. The organic sales increase of 8% in the region was driven principally by stronger light vehicle and medium/heavy truck sales volumes in Thailand and India and increased off-highway sales levels in our operation in China.

Cost of sales and gross margin — Cost of sales declined $305, or 7%, in the first nine months of 2015 when compared to the same period in 2014. Similar to our reduction in sales, the change was due primarily to currency effects with a partial offset provided by higher sales volumes. Cost of sales as a percent of sales in this year's first nine months was 20 basis points lower than the same period of last year. In addition to the benefit of strong volume levels, savings from material cost reduction initiatives reduced cost by $43, with lower commodity costs contributing an additional $6. Lower warranty expense reduced cost by $7. These benefits were partially offset by costs attributed to supply chain disruptions in our Commercial Vehicle segment of $14 incurred during the first half of this year, an increase in engineering and product development expense of $11, an increase in environmental remediation expense of $6 and other cost increases.

Gross margin of $677 for the first nine months of 2015 decreased $45 versus the same period in 2014, representing 14.5% of sales in 2015 as compared to 14.3% of sales in 2014. The 20 basis point improvement in gross margin was principally driven by stronger sales volumes and overall better cost performance, principally from material cost reduction initiatives.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2015 were $299 (6.4% of sales) as compared to $310 (6.2% of sales) in 2014. Salary and benefits expenses in 2015 were $4 lower than in 2014, while selling expense and other discretionary spending declined $7.

Amortization of intangibles — The reduction of $20 in amortization of intangibles is primarily attributable to certain customer related intangibles becoming fully amortized.

Restructuring charges — Restructuring charges of $13 in 2015 included $10 related to headcount reductions in our Brazil operations, primarily in our Commercial Vehicle segment, which have been significantly impacted by lower demand levels. The remaining 2015 cost was primarily attributable to exit costs associated with previously announced facility closure and realignment actions. The restructuring expense of $14 in 2014 represented employee separation costs associated with the closure of our Commercial Vehicle foundry in Argentina and continuing employee separation and exit costs associated with previously announced actions.

Impairment charges — Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for discussion of charges recognized in connection with an impairment of long-lived assets attributable to an exclusive supply relationship with a South American supplier.

Other income, net — The following table shows the major components of other income, net.

	Nine Months Ended September 30,
	2015	2014
Interest income	$11	$11
Government grants and incentives	2	2
Foreign exchange gain (loss)	(10)	8
Strategic transaction expenses	(3)	(3)
Gain on derecognition of noncontrolling interest	5
Gain on sale of marketable securities	1
Recognition of unrealized gain on payment-in-kind note receivable		2
Insurance recoveries	4	2
Other	8	13
Other income, net	$18	$35

Effective March 31, 2014, we ceased using the official exchange rate of 6.3 bolivars per U.S. dollar and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014 to remeasure the financial statements of our Venezuelan subsidiaries. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. After remaining relatively unchanged during the second quarter, the SICAD rate declined to 12.0 bolivars per U.S. dollar at September 30, 2014, resulting in a remeasurement charge of $3 during last year's third quarter. During the first nine months 2014, we realized gains of $8 as CENCOEX approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during the first nine months of 2014, we realized net gains of $14 on the sales and purchases of U.S. dollars through SICAD 2 at an average rate of 49.9 bolivars per U.S. dollar. See Note 1 to our consolidated financial statements in Item 8 of our 2014 Form 10-K for a comprehensive discussion of Venezuela's exchange rate environment. These Venezuela currency-related items resulted in a net currency gain of $2 in the first nine months of 2014. Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a $5 gain on the derecognition of the noncontrolling interest in one of our former Venezuelan subsidiaries. See Notes 2 and 15 to our consolidated financial statements in Item 1 of Part I for additional information.

In the first quarter of 2014, the sale of a payment-in-kind note resulted in the recognition of $2 of unrealized gain that arose following the valuation of the note below its callable value at emergence from bankruptcy. During the second quarter of 2015, we reached a $3 settlement with an insurance carrier for the recovery of previously incurred legal costs, while last year's third quarter included a payment of $2 from the liquidation proceedings of an insolvent insurer carrier. Additionally, in last year's third quarter, as part of correcting overstatements of our pension and postretirement obligations and goodwill, we credited other income, net for $6 to effectively reverse a portion of the write-off of goodwill assigned to our former Driveshaft segment in 2008. See Note 1 to our consolidated financial statements in Item 1 of Part I for additional information.

Loss on extinguishment of debt — Actions to refinance a portion of our long-term debt that commenced in last year's fourth quarter were completed in the first quarter of 2015, with expense recognized for the call premium incurred and write-off of unamortized financing costs associated with debt extinguished in this year's first quarter.

Interest expense — Interest expense was $86 and $89 in 2015 and 2014. The impact of higher average debt levels was more than offset by a lower average effective interest rate. As discussed in Note 10 to our consolidated financial statements in Item 1 of Part I, we completed the sale of $425 of 5.5% senior unsecured notes in December 2014 and redeemed $400 of 6.5% senior unsecured notes during the four-month period ended March 2015. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.7% and 7.0% in 2015 and 2014.

Income tax expense — Income taxes were a benefit of $10 for the first nine months of 2015, compared with expense of $96 in the nine-month period of 2014. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. As discussed in Note 14 of the consolidated financial statements in Item 1 of Part I, we released $100 of valuation allowance on U.S. deferred tax assets in this year's third quarter. Excluding this valuation allowance release, the effective tax rate was 37% in 2015 as compared to 31% in 2014. Lower income in 2015 from jurisdictions with valuation allowances resulted in less valuation allowance release, as compared to 2014, thereby increasing the effective tax rate as the tax expense associated with this income is offset by valuation allowance release. Additionally, we recognized expense of $7 and $5 in 2015 and 2014 for withholding taxes relating to repatriation of foreign earnings and provisions of $4 and $5 in 2015 and 2014 for future income taxes and withholding taxes on earnings of foreign operations that are not permanently invested. An additional expense of $2 was recognized in 2014 for settlement of tax matters in Italy.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that up to $400 of the valuation allowances against our U.S. deferred tax assets could be released in the next twelve months. See Note 14 to our consolidated financial statements in Item 1 of Part I for a discussion of the factors considered in our quarterly evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in earnings of affiliates — Equity investments provided net earnings of $3 and $9 in 2015 and 2014. Equity in earnings from BSFB of $9 in 2015 were partially offset by a loss of $7 from DDAC. Equity in earnings from BSFB and DDAC were $8 and $2 in 2014.

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

Segment Results of Operations (2015 versus 2014)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$608	$70	11.5%	$1,862	$176	9.5%
Volume and mix	57	9		165	28
Divestiture	(22)	(6)		(69)	4
Performance	(9)	(3)		(5)	(2)
Currency effects	(29)	(7)		(70)	(13)
2015	$605	$63	10.4%	$1,883	$193	10.2%

Light Vehicle sales in the third quarter and first nine months of 2015 were reduced by currency translation effects, primarily as a result of a weaker British pound sterling, Brazil real, Argentina peso, Thailand baht and South African rand, and the divestiture of our Venezuela operations in January 2015. Sales, exclusive of currency and divestiture effects, were 8% and 9% higher in 2015 than in 2014. The volume related increases were driven in part by stronger production levels. North America full frame light truck production in this year's third quarter was up 10% from the same period of 2014, and light truck production in Europe and Asia Pacific was stronger by 12% and 7%. Higher production levels in these regions also contributed to the volume increase in the comparative nine-month periods. Light Vehicle volume increases in the third quarter and nine-month periods also benefited from new customer programs that came on line over the past year.

Light Vehicle segment EBITDA of $63 in this year's third quarter is down $7 from the same period of 2014, while segment EBITDA of $193 for the first nine months of 2015 is $17 higher than the same period last year. The Venezuela divestiture-related reduction in the third quarter includes a net benefit of $6 from currency-related transaction gains of $9 and devaluation charges of $3 that were recognized in 2014. For the comparative nine-month periods, Venezuela bolivar devaluation charges of $20 in last year's first and third quarters were more than offset by transaction gains of $22 in last year's second and third quarters. Performance-related segment EBITDA in the third quarter was lower by $3, primarily as a result of a higher level of pricing recovery in 2014 of $9 and increased program launch costs of $2 in this year's third quarter, partially offset by material cost savings and lower commodity costs of $9. The nine-month year-to-date segment EBITDA performance decrease is largely due to increased program launch costs of $2, higher engineering and product development expense, net of customer reimbursement, of $10, a higher level of pricing recovery in 2014 of $5, increased warranty expense of $3 and other net cost increases of $5. Largely offsetting these items were lower commodity costs of $11 and other material cost savings of $12.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$487	$47	9.7%	$1,407	$138	9.8%
Volume and mix	(85)	(19)		(80)	(22)
Performance	5	8		19	(2)
Currency effects	(40)	(5)		(115)	(12)
2015	$367	$31	8.4%	$1,231	$102	8.3%

The currency related reduction in sales was primarily due to a weaker euro, Brazil real and Mexico peso. After adjusting for the effects of currency, third quarter and first nine months 2015 sales in our Commercial Vehicle segment decreased 16% and 4% compared to the same periods of 2014. Weaker end market demand in Brazil where medium/heavy truck production was down 49% in this year's third quarter and 47% for the nine-month period contributed $55 and $124 of volume-related sales reduction in the respective periods. The remaining volume reduction in this year's third quarter occurred primarily in North America where year-over-year medium/heavy truck production was down about 2% and we experienced lower demand with certain customers in part due to residual effects of supply chain inefficiencies in the first half of this year. Lower sales in this year's first half resulting from a weaker Brazil were largely offset by stronger North America medium/heavy truck production of about 13%. As such, the nine-month volume related sales reduction resulted from this year's third quarter developments. Pricing recoveries provided a partial offset to the currency and volume impacts on third quarter and nine-month sales.

Commercial Vehicle segment EBITDA of $31 in this year's third quarter was $16 lower than in 2014, with segment EBITDA of $102 for the first nine months of 2015 down $36 compared to the first nine months of last year. Weaker Brazil market demand contributed $11 and $24 of the volume related EBITDA reduction in the comparative third quarter and nine-month periods of 2015. Year-over-year performance-related segment EBITDA in the third quarter benefited by $5 from cost recovery pricing and $6 from lower material cost, partially offset by a net increase in other costs. For the nine-month period, performance-related EBITDA benefited from year-over-year higher cost recovery pricing of $19 and $9 of lower material cost. These benefits were more than offset by supplier transition inefficiency costs of $14 in the first half of this year and other items providing a net reduction of $16.

Off-Highway

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$283	$40	14.1%	$959	$128	13.3%
Volume and mix	2	1		(12)	(1)
Performance	(2)	1			13
Currency effects	(37)	(7)		(138)	(25)
2015	$246	$35	14.2%	$809	$115	14.2%

Reduced year-over-year sales due to currency effects resulted principally from a weaker euro. Off-Highway segment sales for the third quarter, excluding currency effects, were comparable to last year's third quarter. Currency-adjusted sales for the first nine months of 2015 were down slightly from the same period of 2014. New business gains in this business are largely offsetting the impact of continued weakness in global end-market demand.

Off-Highway segment EBITDA of $35 in this year's third quarter was down $5 from 2014, while nine-month segment EBITDA of $115 is $13 lower that the first nine months of last year. Currency effects are the primary driver of the reduced EBITDA, with year-to-date performance-related segment EBITDA benefiting from material cost savings of $14 and lower warranty expense of $5 which more than offset net increases in other costs.

Power Technologies

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$259	$37	14.3%	$807	$120	14.9%
Volume and mix	24	6		50	10
Performance	(3)	2		(5)	4
Currency effects	(30)	(5)		(90)	(17)
2015	$250	$40	16.0%	$762	$117	15.4%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. A weaker euro and Canadian dollar were the primary drivers of the reduced sales due to currency. Net of currency effects, third quarter and first nine-months sales in 2015 increased about 8% and 6% compared to the same periods of last year, principally from stronger market demand. Increases in year-over-year light vehicle engine build of 4% in North America and 7% in Europe were the primary drivers of the third quarter volume increase. Nine-month volume increases were driven by stronger light vehicle engine build of 2% in North America and 5% in Europe, with higher medium/heavy truck production of 8% in both North America and Europe also contributing to increased sales in the nine-month period.

Segment EBITDA of $40 in this year's third quarter was $3 higher than the same period of 2014, with segment EBITDA of $117 for the first nine months of 2015 coming in $3 lower than the same period of last year. The performance-related improvement in third quarter segment EBITDA was primarily driven by lower material costs of $3 and other net cost reductions of $2. Partially offsetting these benefits were pricing actions which reduced segment earnings by $3. Year-over-year nine-month performance-related segment EBITDA benefited by lower warranty expense of $6 and lower material costs of $3, offset by pricing actions of $5.

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as earnings from continuing and discontinued operations before interest, taxes, depreciation, amortization, equity grant expense, restructuring expense and other nonrecurring items (gain/loss on debt extinguishment, pension settlements, divestitures, impairment, etc.). Adjusted EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. Adjusted EBITDA should not be considered a substitute for income before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of segment EBITDA and adjusted EBITDA to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment EBITDA
Light Vehicle	$63	$70	$193	$176
Commercial Vehicle	31	47	102	138
Off-Highway	35	40	115	128
Power Technologies	40	37	117	120
Total Segment EBITDA	169	194	527	562
Corporate expense and other items, net	(2)	4	(4)	6
Adjusted EBITDA	167	198	523	568
Depreciation and amortization	(43)	(52)	(131)	(160)
Restructuring	(1)	(2)	(13)	(14)
Interest expense, net	(27)	(25)	(75)	(78)
Other*	(51)	2	(58)	(5)
Income from continuing operations before income taxes	45	121	246	311
Income tax expense (benefit)	(77)	29	(10)	96
Equity in earnings of affiliates	—	2	3	9
Income from continuing operations	122	94	259	224
Loss from discontinued operations	—	(1)	—	(4)
Net income	$122	$93	$259	$220

*
Other includes stock compensation expense, strategic transaction expenses, impairment of long-lived assets, loss on extinguishment of debt, gain on derecognition of noncontrolling interest, recognition of unrealized gain on payment-in-kind note receivable and other items. See Note 16 to our consolidated financial statements in Item 1 of Part I for additional details.

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

The following table reconciles free cash flow to net cash flows provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$138	$104	$266	$327
Purchases of property, plant and equipment	(70)	(43)	(192)	(169)
Free cash flow	$68	$61	$74	$158
________________________________________________________________________________________
Note: Prior period amounts have been revised. See Note 1 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q.

Liquidity

Our global liquidity at September 30, 2015 was as follows:

Cash and cash equivalents	$817
Less: Deposits supporting obligations	(11)
Available cash	806
Additional cash availability from revolving facility	349
Marketable securities	157
Total global liquidity	$1,312

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

Cash and marketable securities of $144 held by a wholly-owned subsidiary at September 30, 2015 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The components of our September 30, 2015 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$330	$394	$724
Cash and cash equivalents held as deposits	2	9	11
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	81	82
Consolidated cash balance	$333	$484	$817

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

At September 30, 2015, we had no borrowings under the revolving facility but we had utilized $40 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $349 after deducting the outstanding letters of credit.

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

At September 30, 2015, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the revolving facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions so long as there is (i) at least $100 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. The indentures governing the senior notes include similar incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved a share repurchase program of $1,400 that expires on December 31, 2015. During the first nine months of 2015, we paid $245 to acquire 12,482,277 shares of common stock in the open market, leaving $66 available under the program for further share repurchases. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations.

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

Cash Flow

	Nine Months Ended September 30,
	2015	2014
Cash used for working capital	$(92)	$(95)
Other cash provided by operations	358	422
Net cash provided by operating activities	266	327
Net cash used in investing activities	(188)	(177)
Net cash used in financing activities	(318)	(219)
Net decrease in cash and cash equivalents	$(240)	$(69)
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

Operating activities — Exclusive of working capital, other cash provided by operations was $358 and $422 in 2015 and 2014. The year-over-year decrease in other cash provided by operations is primarily attributable to the receipt of $40 of interest related to prior years upon the sale of a payment-in-kind note receivable in 2014, as discussed above, and lower operating earnings in 2015.

Working capital used cash of $92 in the first nine months of 2015 and $95 in last year's first nine months. Cash of $80 was used in 2015 to finance increased receivables and $142 was used in 2014. We also used cash of $82 and $84 to fund higher inventory levels in 2015 and 2014. Partially offsetting the cash used for higher receivables and inventory in both 2015 and 2014 was cash provided by increases in accounts payable and other net liabilities of $70 in 2015 and $131 in 2014.

Investing activities — Expenditures for property, plant and equipment were $192 in the first nine months of 2015 and $169 in the first nine months of 2014. As discussed above, during the first nine months of 2014 we received $35 of principal upon the sale of a payment-in-kind note receivable. During the first nine months of 2015, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities. During the first nine months of 2014, purchases of marketable securities were primarily funded by cash receipts related to our payment-in-kind note receivable. During the first nine months of 2014, we received $9 from the escrow agent upon reaching final agreement on all pending claims related to the sale of our Structural Products business in 2010.

Financing activities — During the nine months of 2015, we redeemed $55 of our February 2019 Notes at a $2 premium, made scheduled long-term debt repayments at international locations and took out additional long-term debt at international locations. During the nine months of 2014, we made scheduled long-term debt repayments at international locations. We used $245 to repurchase 12,482,277 common shares and $181 to repurchase 8,295,202 common shares during the first nine months of 2015 and 2014.

Contractual Obligations

There have been no material changes at September 30, 2015 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2014 Form 10-K.

Contingencies

See Note 12 to our consolidated financial statements in Item 1 of Part I for a summary of litigation and other contingencies. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. There have been no material changes in the application of our significant accounting policies or critical accounting estimates. Our significant accounting policies are described in Note 1 to our consolidated financial statements in Item 1 of Part I, as well as in Note 1 to our consolidated financial statements in Item 8 of our 2014 Form 10-K. Our critical accounting estimates are described in Item 7 of our 2014 Form 10-K.

Long-lived asset impairment — SIFCO S.A. (SIFCO), a key supplier to our Commercial Vehicle business in Brazil, is operating with judicial oversight under reorganization proceedings in Brazil. In 2014, our Commercial Vehicle operating segment had $225 of sales attributable to SIFCO supplied axles and parts. In August of this year, SIFCO discontinued supplying us with parts pursuant to our long-term exclusive supply agreement (the supply agreement). We are pursuing the legal rights and remedies available to us in an effort to enforce resumption of production pursuant to the supply agreement or obtain an alternative satisfactory outcome that enables us to maintain the supply of parts produced by SIFCO to our customers.
Assuming SIFCO does not resume supplying us with parts, subsequent to October 2015 or thereabouts, we would no longer be able to satisfy customer requirements for SIFCO-produced parts. We are working with SIFCO and our customers in an effort to address and minimize supply disruptions to the extent practicable. Currently, SIFCO is the only practical near-term supply source for certain component products and developing alternative supply sources would require considerable time, effort and investment. In the event that we are not successful in effecting resumption of production by SIFCO or otherwise obtaining access to the SIFCO-produced parts, our sales will be adversely impacted and we will be unable to satisfy our customer requirements for these parts.

Assessments of impairment require significant judgment about potential outcomes and the resultant financial implications. As discussed more fully in Note 2 to our consolidated financial statements in Item 1 of Part I, we determined that the net long-lived assets associated with our long-term exclusive supply agreement with SIFCO were impaired at September 30, 2015, and we recorded a pre-tax charge of $36 to write off their remaining value.

Equity affiliate — We have an equity method investment in Dongfeng Dana Axle Co., Ltd., a China-based joint venture with an affiliate of Dongfeng Motor Co., Ltd., that supplies axles to our Dongfeng affiliate partner and other customers operating in the commercial vehicle medium/heavy truck and bus markets. Our 50% ownership investment in DDAC is $126, inclusive of approximately $51 of goodwill and amortizable intangible asset value attributable to amounts paid for our ownership interest in excess of the carrying value of DDAC's net assets. During 2015, the financial performance of DDAC has been adversely impacted by macroeconomic developments in China which have contributed to a decrease in commercial vehicle production levels of around 30%. To the extent that any decline in the value of our investment in DDAC is subsequently determined to be other than temporary, an impairment charge for all or a portion of the $51 of investment value in excess of DDAC net asset carry value could result.

U.S. Pension Plans — Long-term interest rates on high quality corporate debt instruments, which are used to determine the discount rate, have increased moderately during 2015. The higher interest rates, if unchanged during the fourth quarter, would result in a year-end discount rate of 4.12%, which is 41 basis points higher than the December 31, 2014 discount rate. Our 2015 pension fund asset return has been near breakeven through September 30, 2015 versus our annual expected return on plan assets of 7.00%. The year-end valuation, assuming no change in interest rates and asset earnings at the expected rate during the fourth quarter, would result in an actuarial loss of approximately $35 being charged to other comprehensive income. Based on these assumptions, our funded status at the end of 2015 would approximate 90%, comparable to our position at December 31, 2014. We currently expect there to be no minimum funding requirement for 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We continue to execute forward contracts to mitigate our foreign currency exposure associated with forecasted transactions, recorded assets or liabilities and firm commitments, as appropriate. Periodically, we also execute forward contracts as net investment hedges of foreign operations, as appropriate. During the second quarter of 2015, at the scheduled maturity date, we settled our forward contract for a U.S. dollar equivalent notional amount of $98 which had been designated as a net investment hedge of an equivalent portion of certain of our European operations. No such net investment hedges remain outstanding at September 30, 2015. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information.

We also continually monitor our debt portfolio and evaluate our underlying exposure to interest rate risk. During the third quarter of 2015, we terminated a fixed-to-floating interest rate swap on the $425 of our 5.5% senior notes, due 2024. The total notional amount of the interest rate swap was $425, of which $340 had been designated as a fair value hedge of the associated debt. The interest rate swap economically served to convert this portion of our fixed-rate debt to variable-rate debt. No interest rate swaps remain outstanding at September 30, 2015. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2014 Form 10-K for a more complete understanding of the matters covered by the certifications.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities - Our Board of Directors approved a share repurchase program of $1,400 that expires on December 31, 2015. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we used cash of $119 to repurchase shares of our common stock during the third quarter of 2015.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July	Common	1,252,198	$19.61	1,252,198	$161
August	Common	2,472,125	$18.08	2,472,125	$116
September	Common	2,935,933	$17.04	2,935,933	$66

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date:	October 22, 2015	By:	/s/ William G. Quigley III
William G. Quigley III
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.