Form 10-K
period 2015-12-31
DANA HOLDING CORP
filed 2016-02-18
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2015 was $3,289,900,525.

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 149,370,259 shares of the registrant's common stock outstanding at February 5, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 28, 2016 are incorporated by reference into Part III.

DANA HOLDING CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2015

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

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana Holding Corporation (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline (axles, driveshafts and transmissions), sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. We employ approximately 23,100 people, operate in 25 countries and have 90 major facilities around the world.

The terms “Dana,” “we,” “our” and “us,” when used in this report are references to Dana. These references include the subsidiaries of Dana unless otherwise indicated or the context requires otherwise.

Overview of our Business

We have aligned our organization around four operating segments: Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Driveline Technologies (Off-Highway) and Power Technologies. These operating segments have global responsibility and accountability for business commercial activities and financial performance.

External sales by operating segment for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015		2014		2013
	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Light Vehicle	$2,482	40.9%	$2,496	37.7%	$2,549	37.7%
Commercial Vehicle	1,533	25.3%	1,838	27.8%	1,860	27.5%
Off-Highway	1,040	17.2%	1,231	18.6%	1,330	19.6%
Power Technologies	1,005	16.6%	1,052	15.9%	1,030	15.2%
Total	$6,060		$6,617		$6,769

Refer to Segment Results of Operations in Item 7 and Note 18 to our consolidated financial statements in Item 8 for further financial information about our operating segments.

Our business is diversified across end-markets, products and customers. The following table summarizes the markets, products and largest customers of each of our operating segments.

Segment	Markets	Products	Largest Customers
Light Vehicle	Light vehicle market:	Front axles	Ford Motor Company
	Light trucks (full frame)	Rear axles	Hyundai Mobis
	Sport utility vehicles	Driveshafts	Tata Motors
	Crossover utility vehicles	Differentials	Nissan Motor Company
	Vans	Torque couplings	General Motors Company
	Passenger cars	Modular assemblies	Toyota Motor Company
Commercial Vehicle	Medium/heavy vehicle market:	Steer axles	PACCAR
	Medium duty trucks	Drive axles	Ford Motor Company
	Heavy duty trucks	Driveshafts	AB Volvo
	Buses	Tire inflation systems	Daimler AG
	Specialty vehicles		Navistar International Corporation
Off-Highway	Off-Highway market:	Front axles	Deere & Company
	Construction	Rear axles	AGCO Corporation
	Earth moving	Driveshafts	Manitou Group
	Agricultural	Transmissions	Oshkosh Corporation
	Mining	Torque converters	Terex Corporation
	Forestry	Tire inflation systems
	Rail	Electronic controls
Material handling
Power Technologies	Light vehicle market	Gaskets	Ford Motor Company
	Medium/heavy vehicle market	Cover modules	General Motors Company
	Off-Highway market	Heat shields	Volkswagen AG
		Engine sealing systems	Caterpillar Inc.
		Cooling	Cummins Inc.
Heat transfer products

Geographic Operations

We maintain administrative and operational organizations in North America, Europe, South America and Asia Pacific to support our operating segments, assist with the management of affiliate relations and facilitate financial and statutory reporting and tax compliance on a worldwide basis. Our operations are located in the following countries:

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

Sales reported by our non-U.S. subsidiaries comprised $3,255 of our 2015 consolidated sales of $6,060. A summary of sales and long-lived assets by geographic region can be found in Note 18 to our consolidated financial statements in Item 8.

Customer Dependence

We are largely dependent on light vehicle, medium- and heavy-duty vehicle and off-highway original equipment manufacturer (OEM) customers. Ford Motor Company (Ford) was the only individual customer accounting for 10% or more of our consolidated sales in 2015. As a percentage of total sales from operations, our sales to Ford were approximately 20% in 2015, 18% in 2014 and 18% in 2013 and our sales to PACCAR, our second largest customer, were approximately 8% in 2015, 9% in 2014 and 8% in 2013. Hyundai Mobis, Nissan Motor Corporation and Tata Motors were our third, fourth and fifth largest customers in 2015. Our 10 largest customers collectively accounted for approximately 58% of our sales in 2015.

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
Tirsan Kardan
Vertically integrated OEM operations
Off-Highway	Carraro Group
ZF Friedrichshafen AG
GKN plc
Kessler + Co.
Meritor, Inc.
YTO Group
Comer Industries
Hema Endustri A.S.
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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2015, we had eight stand-alone technical and engineering centers with additional research and development activities carried out at eight additional sites. Our research and development costs were $75 in 2015, $72 in 2014 and $64 in 2013. Total engineering expenses including research and development were $183 in 2015, $176 in 2014 and $165 in 2013.

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

Employees

The following table summarizes our employees by operating segment.

Segment	Employees
Light Vehicle	9,500
Commercial Vehicle	4,800
Off-Highway	2,700
Power Technologies	4,900
Technical and administrative	1,200
Total	23,100

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2015.

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

We expect global market conditions to result in overall comparable sales in 2016. We expect the North America economic climate will continue to be modestly strong to stable with light vehicle demand levels continuing to be strong, while the medium/heavy truck market is expected to be weaker and the off-highway market remains relatively stable at already weak levels. Although the rate of growth in the Asia Pacific region has slowed, we expect overall economic improvement in the on-highway markets in 2016, with off-highway segment demand continuing to be weak. The economy in Europe is expected to improve modestly, with on-highway markets being slightly stronger while the off-highway market remains weak but stable. The South America countries where we do business are expected to remain relatively weak across all our markets in 2016. Adverse developments in the economic conditions of these markets could reduce demand for new vehicles, causing our customers to reduce their vehicle production and, as a result, demand for our products would be adversely affected.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 58% of our overall sales in 2015. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

We operate in 25 countries around the world and we depend on significant foreign suppliers and customers. Further, we have several growth initiatives that are targeting emerging markets like China and India. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. Through January 23, 2015, we operated in Venezuela where government exchange controls and policies placed restrictions on our ability to operate effectively and repatriate funds. Our risk associated with operating in this country was eliminated with the divestiture of our operations in Venezuela on January 23, 2015. However, we expect to continue exporting product to Venezuela, and our ability to do so effectively could be adversely impacted by Venezuela government policies. We operate in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At December 31, 2015, our net asset exposure related to Argentina was approximately $21, including $11 of net fixed assets.

We may be adversely impacted by the strength of the U.S. dollar relative to the currencies in the other countries in which we do business.

Approximately 54% of our sales in 2015 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. Strengthening of the U.S. dollar against the euro and currencies of other countries in which we have operations has had and could continue to have an adverse affect our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

We may be adversely impacted by new laws, regulations or policies of governmental organizations related to increased fuel economy standards and reduced greenhouse gas emissions, or changes in existing ones.

The markets and customers we serve are subject to substantial government regulation, which often differs by state, region and country. These regulations, and proposals for additional regulation, are advanced primarily out of concern for the environment (including concerns about global climate change and its impact) and energy independence. We anticipate that the number and extent of these regulations, and the costs to comply with them, will increase significantly in the future.

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

During 2013, we advised one of our largest suppliers that we did not intend to extend our existing contractual relationship beyond the contract expiration date of December 31, 2014. As a consequence, we established relationships with alternative suppliers. During the first half of 2015 as we transitioned to new suppliers, we were challenged with relatively high levels of demand in the market segment supported by these suppliers. This resulted in increased costs in the first half of 2015. Additionally, our inability to fully satisfy customer demands led to some lost business with a significant customer. There is a risk that our operating results and customer relationships could be adversely impacted if other supplier transitions are not completed effectively.

In 2014, the financial condition of a major supplier to our South America operations led to them pursuing legal reorganization. As more fully described in Note 2 of the consolidated financial statements in Item 8, in 2015, legal actions were required to maintain the supply of product from this supplier that was necessary to satisfy our customer commitments. Although we are currently operating under an arrangement with this supplier that is providing us with the required supply, we have incurred additional costs and there is continued uncertainty whether we will be able to maintain cost effective, uninterrupted supply. Our future operating results and customer relationships could be adversely impacted depending on the actions required to maintain existing product supply and the outcome of this supplier's legal reorganization. Our Commercial Vehicle operating segment had sales $98 and $225 in 2015 and 2014 attributable to axles and parts sourced from this supplier.

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

Our operations are subject to environmental laws and regulations in the U.S. and other countries that govern emissions to the air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties. Historically, other than an U.S. Environmental Protection Agency settlement as part of our bankruptcy proceedings, environmental costs related to our former and existing operations have not been material. However, there is no assurance that the costs of complying with current environmental laws and regulations, or those that may be adopted in the future, will not increase and adversely impact us.

There is also no assurance that the costs of complying with current laws and regulations, or those that may be adopted in the future, that relate to health, safety and product liability matters will not adversely impact us. There is also a risk of warranty and product liability claims, as well as product recalls, if our products fail to perform to specifications or cause property damage, injury or death, and a risk that asbestos-related product liability claims could result in increased liabilities at Dana Companies, LLC, a wholly owned subsidiary. (See Notes 14 and 15 to our consolidated financial statements in Item 8 for additional information on product liabilities and warranties.)

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

We participate in certain multi-employer pension plans which are not fully funded.

We contribute to certain multi-employer defined benefit pension plans for our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2015. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 10 to our consolidated financial statements in Item 8 for additional information on multi-employer pension plans.)

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

Net operating loss carryforwards (NOLs) approximating $729 were available at December 31, 2015 to reduce future U.S. income tax liabilities. Our ability to utilize these NOLs may be limited as a result of certain change of control provisions of the U.S. Internal Revenue Code of 1986, as amended (Code). Of this amount, NOLs of approximately $594 are treated as losses incurred before the change of control upon emergence from Chapter 11 and are limited to annual utilization of $84. The balance of our NOLs, treated as incurred subsequent to the change in control, is not subject to limitation as of December 31, 2015. However, there can be no assurance that trading in our shares will not effect another change in control under the Code, which would further limit our ability to utilize our available NOLs. Such limitations may cause us to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to limitation.

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

Item 1B. Unresolved Staff Comments

-None-

Item 2. Properties

Type of Facility	North America	Europe	South America	Asia Pacific	Total
Light Vehicle
Manufacturing/Distribution	13	3	5	9	30
Commercial Vehicle
Manufacturing/Distribution	8	4	3	4	19
Off-Highway
Manufacturing/Distribution	2	8		2	12
Power Technologies
Manufacturing/Distribution	12	4		2	18
Technical and Engineering Centers	3				3
Corporate and other
Administrative Offices	2			1	3
Technical and Engineering Centers - Multiple Segments	2			3	5
	42	19	8	21	90

We operate in 25 countries and have 90 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices. In addition to the eight stand-alone technical and engineering centers in the table above, we have eight technical and engineering centers housed within manufacturing sites. We lease 32 of these facilities and a portion of four others and own the remainder. We believe that all of our property and equipment is properly maintained.

Our corporate headquarters facilities are located in Maumee, Ohio. This facility and other facilities in the greater Detroit, Michigan and Maumee, Ohio areas house functions that have global or North American regional responsibility for finance and accounting, treasury, risk management, legal, human resources, procurement and supply chain management, communications and information technology.

Item 3. Legal Proceedings

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Notes 2 and 14 to our consolidated financial statements in Item 8.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information — Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "DAN." The following table shows the high and low prices of our common stock as reported by the NYSE for each of our fiscal quarters during 2015 and 2014.

	2015		2014
	High	Low	High	Low
Fourth quarter	$18.12	$13.01	$22.36	$16.81
Third quarter	20.81	15.33	24.82	18.93
Second quarter	22.73	20.35	24.48	20.60
First quarter	23.48	20.04	23.28	18.06

Holders of common stock — Based on reports by our transfer agent, there were approximately 3,720 registered holders of our common stock on February 5, 2016.

Stockholder return — The following graph shows the cumulative total shareholder return for our common stock since December 31, 2010. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on December 31, 2010. Each of the returns shown assumes that all dividends paid were reinvested.

Performance chart

Index

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Dana Holding Corporation	$100.00	$74.70	$96.66	$121.92	$135.84	$89.58
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Dow Jones US Auto Parts Index	100.00	88.21	98.71	154.04	170.42	164.10

Dividends — We declared and paid quarterly common stock dividends in 2015 and 2014, raising the dividend from five cents to six cents per share in the second quarter of 2015.

Issuer's purchases of equity securities — On July 30, 2014, our Board of Directors approved an expansion of our existing share repurchase program from $1,000 to $1,400. We repurchased shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases were subject to prevailing market conditions and other considerations. Under the program, we used cash of $66 to repurchase shares of our common stock during the fourth quarter of 2015.

The following table shows repurchases of our common stock for each calendar month in the quarter ended December 31, 2015.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October	Common	2,948,254	$16.75	2,948,254	$17
November	Common	981,954	$16.80	981,954	$—
December					$—

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. The share repurchase program expires on December 31, 2017.

Annual meeting — We will hold an annual meeting of stockholders on April 28, 2016.

Item 6. Selected Financial Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Results
Net sales	$6,060	$6,617	$6,769	$7,224	$7,544
Income from continuing operations before income taxes	292	260	368	364	306
Income from continuing operations	176	343	261	315	240
Income (loss) from discontinued operations	4	(15)	(1)	—	(8)
Net income	180	328	260	315	232

Net income attributable to the parent company	$159	$319	$244	$300	$219
Preferred stock dividend requirements	—	7	25	31	31
Preferred stock redemption premium	—	—	232	—	—
Net income (loss) available to common stockholders	$159	$312	$(13)	$269	$188

Net income (loss) per share available to common stockholders
Basic
Income (loss) from continuing operations	$0.98	$2.07	$(0.08)	$1.82	$1.34
Income (loss) from discontinued operations	0.02	(0.10)	(0.01)	—	(0.06)
Net income (loss)	1.00	1.97	(0.09)	1.82	1.28
Diluted
Income (loss) from continuing operations	$0.97	$1.93	$(0.08)	$1.40	$1.05
Income (loss) from discontinued operations	0.02	(0.09)	(0.01)	—	(0.03)
Net income (loss)	0.99	1.84	(0.09)	1.40	1.02

Depreciation and amortization of intangibles	$174	$213	$262	$277	$307
Net cash provided by operating activities	406	510	577	339	370
Purchases of property, plant and equipment	260	234	209	164	196

Financial Position
Cash and cash equivalents and marketable securities	$953	$1,290	$1,366	$1,119	$987
Total assets	4,326	4,905	5,103	5,131	5,262
Long-term debt, less debt issuance costs	1,553	1,588	1,541	790	816
Total debt	1,575	1,653	1,598	891	887
Preferred stock	—	—	372	753	753
Common stock and additional paid-in capital	2,313	2,642	2,842	2,670	2,644
Treasury stock	(1)	(33)	(366)	(25)	(9)
Total parent company stockholders' equity	728	1,080	1,309	1,836	1,730
Book value per share	$4.58	$6.83	$8.94	$12.41	$11.81

Common Share Information
Dividends declared per common share	$0.23	$0.20	$0.20	$0.20	$—
Weighted-average common shares outstanding
Basic	159.0	158.0	146.4	148.0	146.6
Diluted	160.0	173.5	146.4	214.7	215.3
Market prices
High	$23.48	$24.82	$23.46	$16.76	$19.35
Low	13.01	16.81	15.17	11.13	9.45

Note:
In April 2015, the Financial Accounting Standards Board issued guidance which changes the presentation of debt issuance costs. Debt issuance costs related to term debt will be presented on the balance sheet as a direct deduction from the related debt liability rather than recorded as a separate asset. The guidance requires retrospective application to all prior periods presented. We have presented $21, $25, $26, $13 and $15 of debt issuance costs as a direct deduction from long-term debt as of December 31, 2015, 2014, 2013, 2012 and 2011. See Note 1 to our consolidated financial statements in Item 8 for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth global operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2015, 53% of our sales came from North American operations and 47% from operations throughout the rest of the world. Our sales by operating segment were Light Vehicle – 41%, Commercial Vehicle – 25%, Off-Highway – 17% and Power Technologies – 17%.

Operational and Strategic Initiatives

Over the past several years, we have significantly improved our overall financial position — improving the overall profitability of our business, simplifying our capital structure, maintaining strong cash flows and addressing structural costs. We have also strengthened our leadership team and streamlined our operating segments to focus on our core competencies of driveline technologies, sealing systems and thermal management. As a result, we believe that we are well-positioned to place increasing focus on profitable growth and shareholder returns.

Shareholder returns and capital structure actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position in recent years enabled us to simplify our capital structure while providing returns to our common shareholders in the form of cash dividends and reduction in the number of common share equivalents outstanding.  During 2013, we redeemed our Series A preferred stock, the equivalent of 21 million common shares on an as converted basis, for $474. In 2014, we exercised our option to convert all remaining outstanding preferred shares to common shares. In 2014, our Board of Directors approved the expansion of our share repurchase program from $1,000 to $1,400. In 2015, we used $311 under this program to repurchase common shares, bringing the total shares repurchased since program inception to 67 million, inclusive of the common share equivalent reduction resulting from redemption of preferred shares. In January 2016, our Board of Directors approved the expansion of our share repurchase program from $1,400 to $1,700. Additionally, we declared and paid quarterly common stock dividends over the past four years, raising the dividend from five cents to six cents per share in the second quarter of 2015.

In December 2014 and the first quarter of 2015, we completed the redemption of our senior notes maturing in 2019, replacing them with senior notes having lower interest rates and maturing in 2024. Additionally, in the fourth quarter of 2014, we completed a voluntary program offered to deferred vested salaried participants in our U.S. pension plans. With this program, we reduced plan benefit obligations by $171 with lump sum payments of $133 from plan assets.

Technology leadership — With a clear focus on market-based value drivers, global-mega trends and customer sustainability objectives and requirements, we are driving innovation to create differentiated value for our customers, enabling a “market pull” product pipeline. Our sealing and thermal engine expertise provides us with early insight into some of the critical design factors important to our customers. When combined with our drivetrain expertise, we are able to collaborate with our customers on complete power conveyance solutions, from the engine through the vehicle driveline. We are committed to making investments and diversifying our product offerings to strengthen our competitive position in our core driveline, sealing and thermal technologies businesses, creating value for our customers through improved fuel efficiency, emission control, electric and hybrid electric solutions, durability and cost of ownership, software integration and systems solutions. Our industry leading electronically actuated disconnecting all wheel drive technology, which we believe is the most fuel efficient rapidly disconnecting system in the market, was recently selected by one of our major customers for a significant new global vehicle platform - opening up new commercial channels for us in the passenger car, crossover and sport utility vehicle markets. A strategic alliance with Fallbrook Technologies Inc. (Fallbrook) provides us the opportunity to leverage leading edge continuously variable planetary (CVP) technology into the development of advanced drivetrain and transmission solutions for customers in our end markets.

Additional engineering and operational investment is being channeled into reinvigorating our product portfolio and capitalizing on technology advancement opportunities. Combined engineering centers of our Light Vehicle and Commercial Vehicle segments allow us the opportunity to better share technologies among these businesses. New engineering facilities in India and China were opened in the past few years and are now on line, more than doubling our engineering presence in the Asia Pacific region with state-of-the-art development and test capabilities that globally support each of our businesses. Additionally, in 2014, we opened a new technology center in Cedar Park, Texas to support our CVP technology development initiatives.

Geographic expansion — Our manufacturing and technology center footprint positions us to support customers globally - an important factor as many of our customers are increasingly focused on common powertrain solutions for global platforms. While growth opportunities are present in each region of the world, we have a primary focus on building our presence and local capability in the Asia Pacific region, especially India and China. In addition to new engineering facilities in those countries, new gear manufacturing facilities were recently established in India and Thailand. We have expanded our China off-highway activities and we believe there is considerable opportunity for growth in this market.

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses – targeting increased future aftermarket sales.

Selective acquisitions — Our current acquisition focus is to identify “bolt-on” or adjacent acquisition opportunities that have a strategic fit with our existing core businesses, particularly opportunities that support our growth initiatives and enhance the value proposition of our customer product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities – with a disciplined financial approach designed to ensure profitable growth.

New commercial channels — In each of our operating segments, we have customer, geographic and product growth opportunities. By leveraging our relentless pursuit of customer satisfaction, innovative technology and differentiated products, we believe there are opportunities to open new, as well as further penetrate existing, commercial channels.

Manufacturing excellence/cost management — Although we have taken significant strides to improve our profitability and margins, particularly through streamlining and rationalizing our manufacturing activities and administrative support processes, we believe additional opportunities remain to further improve our financial performance. We have ramped up our material cost efforts to ensure that we are rationalizing our supply base and obtaining appropriate competitive pricing. We have embarked on information technology initiatives to reduce and streamline systems and supporting costs. With a continued emphasis on process improvements and productivity throughout the organization, we expect cost reductions to continue contributing to future margin improvement.

Divestitures

Disposal of operations in Venezuela — The operating, political and economic environment in Venezuela in recent years was very challenging. Foreign exchange controls restricted our ability to import required parts and material and satisfy the related U.S. dollar obligations. Production activities were curtailed for most of 2014 as our major original equipment customers suspended production, with a limited amount of activity coming back on line later in the year. Our sales in Venezuela during 2014 approximated $110 as compared to $170 in 2013. Results of operations were adversely impacted by the reduced production levels making break-even operating performance a significant challenge. Further, devaluations of the bolivar along with other foreign exchange developments provided added volatility to results of operations and increased uncertainty around future performance.

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

Divestiture of Structural Products Business — In 2010, we completed the sale of substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). We had received cash proceeds of $134 by the end of 2011, excluding amounts related to working capital adjustments and tooling. The parties reached a final agreement on disputed issues in May 2014, resulting in the receipt of additional cash proceeds of $9 and a charge of $1 to other expense. Prior to the third quarter of 2012, Structural Products was reported as an operating segment of continuing operations. With the cessation of the retained operations in the third quarter of 2012, we began reporting the activities relating to the Structural Products business as discontinued operations.

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

Trends in Our Markets

Global Vehicle Production

				Actual
(Units in thousands)	Dana 2016 Outlook			2015	2014	2013
North America
Light Truck (Full Frame)	4,250	to	4,300	4,123	3,834	3,632
Light Vehicle Engines	15,500	to	16,000	15,355	15,119	14,233
Medium Truck (Classes 5-7)	230	to	240	235	226	201
Heavy Truck (Class 8)	240	to	260	322	297	245
Agricultural Equipment	55	to	60	58	64	75
Construction/Mining Equipment	155	to	165	158	158	157
Europe (including Eastern Europe)
Light Truck	8,800	to	8,900	8,525	7,790	7,276
Light Vehicle Engines	22,500	to	23,000	22,617	21,510	20,836
Medium/Heavy Truck	440	to	445	438	397	400
Agricultural Equipment	200	to	205	202	220	244
Construction/Mining Equipment	300	to	305	299	301	298
South America
Light Truck	950	to	1,000	948	1,146	1,302
Light Vehicle Engines	2,500	to	2,550	2,486	3,176	3,775
Medium/Heavy Truck	80	to	90	86	167	218
Agricultural Equipment	30	to	35	32	43	54
Construction/Mining Equipment	10	to	15	13	17	20
Asia-Pacific
Light Truck	24,000	to	25,000	24,031	22,337	20,515
Light Vehicle Engines	48,500	to	49,500	47,060	46,497	45,213
Medium/Heavy Truck	1,400	to	1,450	1,378	1,573	1,522
Agricultural Equipment	655	to	690	676	710	788
Construction/Mining Equipment	400	to	420	405	509	555

North America

Light vehicle markets — Improving economic conditions during the past three years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles, greater availability of credit, stronger consumer confidence and other factors have combined to stimulate new vehicle sales. Light vehicle sales in 2015 increased about 6% from 2014, with sales that year being up 6% from 2013. Many of our programs are focused in the full frame light truck segment. Sales in this segment were especially strong the past two years, being up about 9% in 2015 and 8% in 2014. Light vehicle production levels were reflective of the stronger vehicle sales. Production of approximately 17.5 million light vehicles in 2015 was 3% higher than in 2014, after increased production of about 5% the preceding year. Light vehicle engine production was similarly higher, up 2% in 2015 and 6% in 2014. In the key full frame light truck segment, production levels increased about 8% in 2015 compared with an increase of 6% in 2014. Days’ supply of total light vehicles in the U.S. at the end of December 2015 was around 61 days, comparable with the number of days at the end of 2014 and down slightly from 64 days at the end of 2013. In the full frame light truck segment, an inventory level of 62 days at the end of 2015 compares favorably with 63 days at the end of 2014 and 67 days at the end of 2013.

Looking ahead to 2016, we believe the North American markets will continue to be relatively strong. Reduced unemployment levels, low fuel prices and stable consumer confidence are expected to provide a favorable economic climate. Our current outlook for 2016 light vehicle engine production is 15.5 to 16.0 million units, a 1 to 4% increase over 2015, with full frame light truck production expected to be in the range of 4.25 to 4.3 million units, an increase of about 3 to 4% from 2015.

Medium/heavy vehicle markets — Similar to the light vehicle market, the commercial vehicle segment benefited from an improving North America economy in recent years, leading to increased medium duty Classes 5-7 truck production the past three years. After increasing 12% in 2014, medium duty production increased another 4% in 2015. In the Class 8 segment, after declining 12% in 2013, production levels increased about 21% in 2014 as confidence in a sustained stronger economy took hold. That continued in 2015, as production climbed about 8% to around 322,000 units.

Orders for Class 8 trucks weakened some in the fourth quarter of 2015, which led to customers pulling back some on production near the end of the quarter and into the first month of 2016. Combined with the strong production level in 2015, inventory levels are higher and customers are being somewhat cautious about 2016 production levels. At present, we expect Class 8 production in the region to be in the range of 240,000 to 260,000 units, a decrease of around 19 to 25% from 2015. Medium duty production is expected to be relatively comparable with 2015.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 5% in 2015 after increasing 3% in 2014 and light truck production being higher by 9% in 2015 after being up about 7% in 2014. We expect the current economic stability to persist in 2016 with light vehicle engine and light truck production being comparable to up slightly from 2015. The economic climate in most South America markets the past three years has been weak, volatile and challenging. After rebounding some in 2013 from a relatively weak 2012, light truck production declined 12% in 2014 and was down another 17% in 2015. Light vehicle engine production was similarly down 16% in 2014 and another 22% in 2015. Our current 2016 outlook for light trucks and light vehicle engines has production being relatively flat with 2015. The Asia Pacific markets have been relatively strong the past few years, principally fueled by growth in China. Light truck production increased 9% in 2014 and was up another 8% in 2015, while light vehicle engine production increased 3% in 2014 and another 1% in 2015. We expect to see continued growth in 2016, with year-over-year light truck production being flat to up 4% and light vehicle engine production being higher by about 3 to 5%.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. Whereas some modest improvement was reflected in light vehicle production levels in 2013 and 2014, production levels in the medium/heavy truck market were relatively comparable as improvement was a little slower to manifest in this market. Signs of a strengthening European market emerged in 2015 with medium/heavy truck production in 2015 being up about 10% from the preceding year. For 2016, we expect Europe medium/heavy truck production to be comparable with 2015. South America medium/heavy truck production rebounded some in 2013 from low production levels in 2012, due in part to engine emission changes in Brazil that year. A weakening economic climate in 2014 in the region, however, led to medium/heavy truck production declining about 23% in 2014. Further weakening in 2015 resulted in a further decline in production, with vehicle build being down about 49% from 2014. Our outlook in South America for 2016 anticipates persistent economic weakness in the region, with medium/heavy truck production likely to be relatively flat with 2015. Asia Pacific medium/heavy truck production levels in 2012 and early 2013 were still restrained from the effects of natural disasters that significantly impacted the region in 2011, along with a sluggish 2012 commercial vehicle market in China. After strengthening about 2% in 2013, the medium/truck market in Asia Pacific has been sluggish the past two years, being up a modest 3% in 2014 and declining about 12% in 2015 as a slow down in the China market materialized. While the China market is expected to be comparable to up modestly in 2016, an improving India market is expected to help improve production in the region by about 2 to 5% in 2016.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with more than 75% of its sales coming from Europe and approximately 12% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments. After experiencing increased global demand in 2011 and 2012, these markets have been relatively weak the past three years. Global demand in the agriculture market was up about 3% in 2013, but down 11% in 2014 and 7% in 2015. The construction/mining segment weakened about 8% in 2013 and was down about 4% in 2014 and 11% in 2015. Both markets are expected to remain weak in 2016, with demand levels in the agriculture segment expected to range from down 3% to up 2% from 2015 and construction/mining segment demand expected to be flat to up 3% compared to 2015.

Foreign Currency Effects

Weaker international currencies relative to the U.S. dollar had a significant impact on our sales and results of operations in 2015. Approximately 54% of our consolidated sales were outside the U.S., with euro zone countries and Brazil accounting for approximately 41% and 7% of our non-U.S. sales. Translation of our international activities at average exchange rates in 2015 as compared to average rates in 2014 reduced sales by $516, with $268 attributable to a weaker euro and $91 to a weaker Brazil real. Our current 2016 sales outlook anticipates additional weakening in international currencies, with an assumed euro/U.S. dollar rate of 1.08 to 1.05 and U.S. dollar/Brazil real rate of 4.00 to 4.25. A 5% movement on the euro and Brazil real rates would impact 2016 sales in our outlook by approximately $65 and $10, respectively.

Brazil Market

Reduced market demand resulting from the weak economic environment in Brazil in 2015 has led to production levels in the light vehicle and medium/heavy duty vehicle markets that are lower by about 22% and 44% from 2014. As a consequence, sales by our operations in Brazil for 2015 were $240, down from $505 the preceding year. Our medium/heavy duty presence is particularly significant, with approximately 74% of our Brazil sales originating in our Commercial Vehicle operating segment in 2015. In response to the challenging economic conditions in this country, we implemented restructuring and other reduction actions in 2015. As discussed in the Critical Accounting Estimates section of this Item 7 and in Note 2 to our consolidated financial statements in Item 8, one of our major suppliers is operating with judicial oversight under reorganization proceedings in Brazil.

Commodity Costs

The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper and brass. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes.

Lower commodity prices decreased our costs by approximately $10 in 2015, while higher commodity prices increased our costs by approximately $35 in 2014 and $20 in 2013. Material recovery and other pricing actions increased sales by about $1 in 2015, $65 in 2014 and $30 in 2013.

Sales, Earnings and Cash Flow Outlook

	2016 Outlook	2015	2014	2013
Sales	$5,800 - $6,000	$6,060	$6,617	$6,769
Adjusted EBITDA	$640 - $670	$652	$746	$745
Free Cash Flow	$160 - $180	$146	$276	$368

Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. See the Non-GAAP Financial Measures discussion below for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable U.S. generally accepted accounting principles (GAAP) measures.

During the past three years, weaker international currencies relative to the U.S. dollar were the most significant factor reducing our sales. Lower sales attributable to currency over the three-year period approximated $900, with a reduction of more than $500 occurring in 2015. We divested our Venezuela operation in January 2015, which further reduced consolidated sales by approximately $100. Adjusted for currency and divestiture effects, our sales have been relatively stable. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. New business with customers has largely offset the lower sales attributable to overall weaker end user demand. Our outlook for 2016 includes additional weakening of international currencies in the range of $200 to $300. Increased sales from new business coming on line in 2016 is expected to partially offset the currency related reduction, with end user market demand remaining relatively comparable to 2015.

Over the past three years, adjusted EBITDA margin as a percent of sales has remained relatively constant at around 11% despite certain markets being weak and volatile. Where practicable, we have aligned our cost with weaker demand levels in certain markets. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. With a continued focus on cost and new business coming on at competitive rates, we expect to see a slight margin improvement in 2016. Further margin improvement following 2016 is anticipated as we expect to see increased end user demand in certain markets and we continue to benefit from higher margin on new business coming on line.

Free cash flow generation has been strong the past three years as we benefited from strong earnings and closely managed working capital and capital spend requirements. Free cash flow in 2013 benefited, in part, from reduced inventory levels and the receipt of $28 of interest relating to a callable payment-in-kind note receivable. With the sale of this note in 2014, free cash flow benefited from the additional receipt of $40 of interest. Lower pension contributions, restructuring payments and cash taxes also benefited free cash flow in 2014, while increased new program launches resulted in higher capital spending. The lower free cash flow in 2015 is primarily due to lower earnings and increased capital spend to support new program launches, with lower cash taxes and restructuring payments providing a partial offset. Based on our outlook for 2016, we expect free cash flow to be in the range of $160 to $180. An increased level of program launches in 2016 is expected to require overall capital spend of $280 to $300. Net interest will consume cash of around $90, with estimated cash taxes being about $90, restructuring expenditures about $25 and pension contributions around $15 – all relatively comparable with 2015.

Among our Operational and Strategic Initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. This, more than anything, is what will position us for profitable future growth. Our success on this front is measured, in part, by our sales backlog which is net new business received that will be launching in the future and adding to our base annual sales. This backlog of new business does not represent firm orders. At December 31, 2015, our sales backlog of net new business for the 2016 through 2018 period was $750. This current backlog compares to a three-year sales backlog at the end of 2014 that approximated $680 when adjusted for current exchange rates and market demand – an increase of 10%. The higher returns associated with this new business are expected to help drive increased future adjusted EBITDA margins.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2015 versus 2014)

	2015		2014
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$6,060		$6,617		$(557)
Cost of sales	5,211	86.0%	5,672	85.7%	(461)
Gross margin	849	14.0%	945	14.3%	(96)
Selling, general and administrative expenses	391	6.5%	411	6.2%	(20)
Amortization of intangibles	14		42		(28)
Restructuring charges, net	15		21		(6)
Impairment of long-lived assets	(36)				(36)
Loss on disposal group held for sale			(80)		80
Pension settlement charges			(42)		42
Loss on extinguishment of debt	(2)		(19)		17
Other income, net	14		48		(34)
Income from continuing operations before interest expense and income taxes	405		378		27
Interest expense	113		118		(5)
Income from continuing operations before income taxes	292		260		32
Income tax expense (benefit)	82		(70)		152
Equity in earnings (losses) of affiliates	(34)		13		(47)
Income from continuing operations	176		343		(167)
Income (loss) from discontinued operations	4		(15)		19
Net income	180		328		(148)
Less: Noncontrolling interests net income	21		9		12
Net income attributable to the parent company	$159		$319		$(160)

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
	2015	2014	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$3,210	$3,126	$84	$(48)	$—	$132
Europe	1,723	1,978	(255)	(313)		58
South America	377	771	(394)	(110)	(107)	(177)
Asia Pacific	750	742	8	(45)		53
Total	$6,060	$6,617	$(557)	$(516)	$(107)	$66

Sales for 2015 declined $557 or 8% from 2014. Weaker international currencies decreased sales by $516 and the divestiture of our operations in Venezuela reduced sales by $107. The organic sales increase resulted from stronger overall volume levels that added $65 and cost recovery pricing which contributed $1.

Stronger light vehicle and light vehicle engine production levels in North America were largely responsible for the 4% organic sales increase in this region. Full frame light truck production was 8% stronger than last year, while light vehicle engine production levels were about 2% higher. Increased medium/heavy truck production of about 6% and new customer programs coming on line over the past year also contributed to increased year-over-year sales. Partially offsetting this stronger demand and new business was lower sales with a significant Commercial Vehicle segment customer.

Excluding currency effects, principally from a weaker euro and British pound, our sales in Europe were 3% higher than in 2014. Higher sales from increases in light vehicle engine and light truck production of around 5% and 9%, growth in medium/heavy truck production of about 10% and new customer programs were partially offset by weaker off-highway demand levels.

South America sales were reduced by weaker currencies in Brazil, Argentina and Colombia and the divestiture of our operations in Venezuela. Excluding these effects, sales were down 23% from 2014. The organic sales decrease in the region was primarily driven by reductions in medium/heavy truck production levels of about 49%, a decline in light truck production of 17% and weaker off-highway demand. Partially offsetting weaker demand levels in the region were higher sales associated with light vehicle new business, content increases and cost recovery pricing.

Asia Pacific sales in 2015 were up slightly from 2014. The organic sales increase of 7% in the region was driven principally by stronger light vehicle and medium/heavy truck sales volumes in Thailand and India and increased off-highway sales levels in our operation in China.

Cost of sales and gross margin — Cost of sales for 2015 declined $461, or 8%, when compared to 2014. Similar to our reduction in sales, the change was due primarily to currency effects with a partial offset provided by higher sales volumes. Cost of sales as a percent of sales in 2015 was 30 basis points higher than last year. In addition to the benefit of stronger volume levels in some of our markets, savings from material cost reduction initiatives reduced cost by $48, with lower commodity costs contributing an additional $14. These favorable impacts on cost of sales were more than offset by an increase in warranty expense of $11, costs attributed to supply chain disruptions in our Commercial Vehicle segment of $16, an increase in engineering and product development expense of $7, an increase in environmental remediation expense of $8, higher costs in certain markets where we were unable to effectively flex our cost with lower demand levels and other inflationary cost increases.

Gross margin of $849 in 2015 was $96 lower than last year, representing 14.0% of sales in 2015 as compared to 14.3% of sales in 2014. The 30 basis point decrease in gross margin was principally driven by the net effect of the cost factors referenced above, partially offset by a nominal pricing and cost recovery benefit.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2015 were $391 (6.5% of sales) as compared to $411 (6.2% of sales) in 2014. Salary and benefits expenses in 2015 were $15 lower than in 2014 primarily due to lower anticipated payouts under various annual incentive programs, while selling expense and other discretionary spending declined $5.

Amortization of intangibles — The reduction of $28 in amortization of intangibles is primarily attributable to certain customer related intangibles becoming fully amortized.

Restructuring charges — Restructuring charges of $15 in 2015 included $12 of employee separation costs and $3 of exit costs. The majority of the separation cost was attributable to headcount reductions in our Brazil operations, primarily in our Commercial Vehicle segment, in response to significantly lower demand levels. The exit costs in 2015 were primarily related to activities associated with previously announced facility closure and realignment actions. The restructuring charges of $21 in 2014 primarily represented the impact of headcount reduction initiatives in our Commercial Vehicle and Light Vehicle businesses in South America and Europe, including the closure of our Commercial Vehicle foundry in Argentina and other severance and exit costs associated with previously announced initiatives.

Impairment charges — Reference is made to Note 2 of the consolidated financial statements in Item 8 for discussion of charges recognized in connection with an impairment of long-lived assets attributable to an exclusive supply relationship with a South American supplier.

Other income, net — The following table shows the major components of other income, net.

	2015	2014
Interest income	$13	$15
Government grants and incentives	3	4
Foreign exchange gain (loss)	(20)	11
Gain on derecognition of noncontrolling interest	5
Strategic transaction expenses	(4)	(3)
Insurance and other recoveries	4	2
Gain on sale of marketable securities	1
Recognition of unrealized gain on payment-in-kind note receivable		2
Amounts attributable to previously divested/closed operations	1
Other	11	17
Other income, net	$14	$48

During 2015, net foreign exchange loss primarily reflects the adverse impact of settlements of certain Mexican peso and euro forward contracts driven by the strengthening of the U.S. dollar. Net foreign exchange gain in 2014 resulted in large part from favorable currency movement on an intercompany loan that was fully paid in the first half of 2014. As described in Notes 1 and 7 to the consolidated financial statements in Item 8, devaluation of the Venezuelan bolivar, net of transactional gains, resulted in a net foreign currency gain of $2 in 2014. Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a $5 gain on the derecognition of the noncontrolling interest in one of our former Venezuelan subsidiaries. See Notes 2 and 17 to our consolidated financial statements in Item 8 for additional information. The January 2014 sale of a payment-in-kind note resulted in the recognition of $2 of unrealized gain that arose following the valuation of the note below its callable value at emergence from bankruptcy. During 2015, we reached a $3 settlement with an insurance carrier for the recovery of previously incurred legal costs, while 2014 included a payment of $2 from the liquidation proceedings of an insolvent insurer carrier. Additionally, as part of correcting overstatements of our pension obligations and goodwill in 2014, we credited other income, net for $6 to effectively reverse a portion of the write-off of goodwill assigned to our former Driveshaft segment in 2008. See Note 1 to our consolidated financial statements in Item 8 for additional information.

Loss on extinguishment of debt — Actions to refinance a portion of our long-term debt that commenced in last year's fourth quarter were completed in the first quarter of 2015, with expense recognized for the call premium incurred and write-off of unamortized financing costs associated with debt extinguished in this year's first quarter.

Interest expense — Interest expense was $113 and $118 in 2015 and 2014. The impact of higher average debt levels was more than offset by a lower average effective interest rate. As discussed in Note 12 to our consolidated financial statements in Item 8, we completed the sale of $425 of 5.5% senior unsecured notes in December 2014 and redeemed $400 of 6.5% senior unsecured notes during the four-month period ended March 2015. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.6% and 6.9% in 2015 and 2014.

Income tax expense (benefit) — Income tax expense of our continuing operations was $82 in 2015 and a benefit of $70 in 2014. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. During 2015, we completed an intercompany transfer of an affiliate’s stock and certain operating assets, as discussed in Note 16 of the consolidated financial statements in Item 8. In conjunction with this transaction, we released $66 of valuation allowance on U.S. deferred tax assets and recognized $23 of tax expense related to the stock sale and $2 of amortization of a prepaid tax asset created as a part of the transaction. We also established a valuation allowance of $15 against the deferred tax assets of a South American subsidiary. During 2014, we released valuation allowance of $179 related to the intercompany transaction discussed above that was partially offset by a valuation allowance adjustment related to the $80 charge recorded in connection with the divestiture of our Venezuelan operations. Excluding these items, the effective tax rate was 37% in 2015 as compared to 33% in 2014. The main driver of the increase is related to the jurisdictional mix of the earnings of our non-U.S. operations.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. See Note 16 to our consolidated financial statements in Item 8 for a discussion of the factors considered in our evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in earnings (losses) of affiliates — Equity investments provided a net loss of $34 in 2015 and earnings of $13 in 2014. Our equity in earnings from Bendix Spicer Foundation Brake, LLC were $11 in 2015 and $10 in 2014. Our share of Dongfeng Dana Axle Co., Ltd.'s (DDAC) operating results were a loss of $7 in 2015 and earnings of $5 in 2014. During the fourth quarter of 2015, we determined that we had an other-than-temporary decrease in the carrying value of our DDAC investment and recorded a $39 impairment charge. See Note 19 to our consolidated financial statements in Item 8.

Income (loss) from discontinued operations — Income (loss) from discontinued operations activity relates to our Structural Products business. See Note 2 to our consolidated financial statements in Item 8.

Noncontrolling interests net income — As more fully discussed in Note 1 to our consolidated financial statements in Item 8, the first quarter of 2015 included $9 for correction of previously reported noncontrolling interests net income.

Segment Results of Operations (2015 versus 2014)

Light Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$2,496	$250	10.0%
Volume and mix	200	34
Performance	(12)
Venezuelan divestiture	(107)
Currency effects	(95)	(22)
2015	$2,482	$262	10.6%

Light Vehicle sales in 2015 were reduced by currency translation effects, primarily as a result of a weaker British pound sterling, Brazil real, Argentina peso, Thailand baht and South African rand, and the divestiture of our Venezuela operations in January 2015. Sales, exclusive of currency and divestiture effects, were 8% higher in 2015 than in 2014. The volume related increases were driven in part by stronger production levels. North America full frame light truck production in 2015 was up 8% from the same period of 2014, and light truck production in Europe and Asia Pacific was stronger by 9% and 8%. Light Vehicle volume increases in 2015 also benefited from new customer programs that came on line over the past couple years.

Light Vehicle segment EBITDA of $262 in 2015 is $12 higher than 2014 as the benefit of stronger sales volumes was partially offset by currency effect. In addition to reductions resulting from translation of international results at weaker exchange rates relative to the U.S. dollar, we experienced increased year-over-year transactional currency losses of $10 on non-functional currency denominated activities and intercompany balances. Performance-related segment EBITDA was neutral, with $33 from material cost savings and lower commodity costs being offset by $12 due to lower pricing, a $4 increase in warranty costs, a $2 increase in program launch costs, an additional $2 of engineering and product development expense, net of customer reimbursement, and other items.

Commercial Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$1,838	$172	9.4%
Volume and mix - Brazil	(166)	(35)
Volume and mix - All other	(19)	(9)
Performance	24	(11)
Currency effects	(144)	(17)
2015	$1,533	$100	6.5%

The currency related reduction in sales was primarily due to a weaker euro, Brazil real and Mexico peso. After adjusting for the effects of currency, 2015 sales in our Commercial Vehicle segment decreased 9% compared to 2014. Weaker end market demand in Brazil where year-over-year medium/heavy truck production was down 44% reduced sales by $166. The remaining volume reduction is primarily attributable to lower sales of about $100 from lost market share with a major customer due to residual effects of the supply chain inefficiencies that impacted our performance in the first half of 2015. Partially offsetting this was higher sales from stronger production levels in North America where year-over-year medium/heavy truck production was up about 6%. Pricing recoveries provided a partial offset to the currency and volume impacts on 2015 sales.

Commercial Vehicle segment EBITDA of $100 was $72 lower than in 2014. Weaker Brazil market demand contributed $35, with an additional $9 resulting from net lower sales elsewhere, principally in North America as a result of the above-mentioned market share reduction with a major customer. Year-over-year performance-related segment EBITDA includes a benefit of $25 for increased pricing/recoveries and material cost savings and lower commodity costs of $5. These benefits were more than offset by increased warranty expense of $16, higher supplier transition costs of $8 and other cost increases.

Off-Highway

	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$1,231	$169	13.7%
Volume and mix	(25)	(10)
Performance	(1)	14
Currency effects	(165)	(26)
2015	$1,040	$147	14.1%

Reduced year-over-year sales due to currency effects resulted principally from a weaker euro. Currency-adjusted sales for 2015 were down slightly from 2014. New business gains in this business are largely offsetting the impact of continued weakness in global end-market demand.

Off-Highway segment EBITDA of $147 in 2015 was down $22 from 2014. Currency effects are the primary driver of the reduced EBITDA, reflecting a weaker euro and other international currencies. The performance-related segment EBITDA improvement is primarily attributable to material cost savings of $18 and lower warranty expense of $3 which is partially offset by increases in other costs.

Power Technologies

	Sales	Segment EBITDA	Segment EBITDA Margin
2014	$1,052	$154	14.6%
Volume and mix	75	15
Performance	(10)	2
Currency effects	(112)	(22)
2015	$1,005	$149	14.8%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. A weaker euro and Canadian dollar were the primary drivers of the reduced sales due to currency. Net of currency effects, sales in 2015 increased about 6% compared to 2014, principally from stronger market demand. Increases in year-over-year light vehicle engine build of 2% in North America and 5% in Europe were the primary drivers of the volume increase.

Segment EBITDA of $149 in 2015 was $5 lower than 2014, due principally to currency effects. The performance-related improvement in 2015 segment EBITDA was primarily driven by lower warranty expense of $7 and higher material cost savings of $6, partially offset by pricing actions which reduced segment earnings by $10.

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

The 2014 sales increase of 6% in North America was driven primarily by stronger production levels in the light vehicle and medium/heavy vehicle markets. Light vehicle engine builds and full frame light truck production were both up about 6% and combined medium/heavy truck production was higher by about 17%. Partially offsetting these stronger volumes was lower demand in the off-highway markets.

Our sales in Europe in 2014 were generally flat with 2013, with currency movements having a nominal impact. Our Off-Highway segment has a significant European presence. The weaker demand in the markets served by this segment contributed to reduced sales of around $60. Largely offsetting the weaker off-highway demand were stronger production levels in the light vehicle market where light engine build was up 3% and light truck production was higher by about 7%. Our sales in Europe in 2014 also benefited from new Light Vehicle programs coming on line during the year.

South America sales in 2014 were significantly reduced by currency effects from a weaker Brazilian real and Argentine peso along with devaluation of the Venezuelan bolivar. Adjusted for currency effects, 2014 sales in South America were down

$42 or about 4%. Production levels were down in our light and commercial vehicle end markets – light truck production off 12%, light vehicle engine build down about 16% and medium/heavy truck production lower by 23%. Partially offsetting the effects of lower demand levels was cost recovery pricing for material and other cost inflation.

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

Gross margin in 2014 of $945, which excludes pension settlement charges, increased $25 from 2013, representing 14.3% of sales – 70 basis points higher than the prior year's gross margin percentage of 13.6%. The gross margin improvement was attributable to the reduced cost of sales as a percent of sales discussed in the preceding paragraph.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2014 were $411 (6.2% of sales) as compared to $410 (6.1% of sales) in 2013. Salary and benefits expense in 2014 was approximately $7 less than in 2013, nearly offsetting an increase of $8 in selling expense and other discretionary spending.

Restructuring charges, net — Restructuring charges of $21 in 2014 primarily represented the impact of headcount reduction initiatives in our Commercial Vehicle and Light Vehicle businesses in South America and Europe, including the closure of our Commercial Vehicle foundry in Argentina and other severance and exit costs associated with previously announced initiatives. Restructuring charges of $24 in 2013 include the impact of headcount reduction initiatives, primarily in our Light Vehicle and Commercial Vehicle businesses in Argentina and Australia as well as in our Off-Highway business in Europe. Restructuring charges in 2013 also include severance and exit costs associated with previously announced initiatives, offset in part by a $10 reversal of previously accrued obligations. New customer programs and other developments in our Light Vehicle and Power Technologies businesses in North America and a decision by our Off-Highway business in Europe to in-source the manufacturing of certain parts were the primary factors leading to the reversal of previously accrued severance obligations.

Loss on disposal group held for sale — During the fourth quarter of 2014, we entered into an agreement to sell our operations in Venezuela. We completed the sale in January 2015. The divested business was determined to be held for sale at December 31, 2014, resulting in the recognition of a loss of $80 to reduce the assets and liabilities of this business to their fair value less cost to sell. Reference is made to Divestitures in this Item 7 and to Note 2 of the consolidated financial statements in Item 8 for additional disclosures regarding this transaction.

Pension settlement charges — We completed two actions in the fourth quarter of 2014 that reduced our pension plan obligations. Lump sum payments to deferred vested salaried participants in our U.S. pension plans under a voluntary program resulted in a settlement charge of $36, while completion of a wind-up of certain Canadian pension plans resulted in a charge of $6. See Note 10 of the consolidated financial statements in Item 8 for additional discussion of these two actions.

Loss on extinguishment of debt — In connection with a refinancing of long-term debt obligations in the fourth quarter of 2014, we recognized expense for the call premium incurred and the write-off of the unamortized financing costs associated with the extinguished obligations. See Note 12 of the consolidated financial statements in Item 8 for additional disclosure surrounding this debt refinancing.

Other income, net — The following table shows the major components of other income, net.

	2014	2013
Interest income	$15	$25
Government grants and incentives	4	3
Foreign exchange gain (loss)	11	(5)
Strategic transaction expenses	(3)	(4)
Insurance and other recoveries	2	13
Gain on sale of marketable securities		9
Write-off of deferred financing costs		(4)
Recognition of unrealized gain on payment-in-kind note receivable	2	5
Other	17	13
Other income, net	$48	$55

The change in interest income in 2014 includes a reduction of $11 attributable to a payment-in-kind note receivable being partially prepaid in 2013 and subsequently sold in January 2014. Additionally, interest income in 2013 included $3 from a favorable legal ruling related to recovery of gross receipts taxes paid in Brazil in earlier periods. Net foreign exchange gain in 2014 resulted in large part from favorable currency movement on an intercompany loan that was fully paid in the first half of 2014. As described in Note 1 of the consolidated financial statements in Item 8, devaluation of the Venezuelan bolivar was recognized through use of the SICAD rate for translating the bolivar-denominated activities of our operations in Venezuela. Devaluation charges of $20 in 2014 were more than offset by gains of $22 from subsequent settlement of dollar-denominated obligations at the more favorable official exchange rate and sales of U.S. dollars at the SICAD 2 exchange rate. The net foreign exchange loss for 2013 included a charge of $6 resulting from the devaluation of the Venezuelan bolivar and subsequent recoveries of $5 on transactions existing at the date of devaluation that were subsequently settled at the former exchange rate. See Note 17 of the consolidated financial statements in Item 8 for additional information. During 2013, we received $4 on the sale of our interest in claims pending in the liquidation proceedings of an insurer to a third party, $7 of other asbestos-related recoveries and a $2 insurance recovery related to business interruptions resulting from flooding in Thailand. During 2013, we wrote off deferred financing costs of $2 associated with our prior revolving credit facility and $2 upon the termination of our European accounts receivable backed credit facility. The January 2014 sale and 2013 prepayment of the payment-in-kind note receivable resulted in recognition of $2 and $5 of an unrealized gain that arose following the valuation of the note receivable below its callable value at emergence from bankruptcy.

Interest expense — Interest expense was $118 and $99 in 2014 and 2013. The impact of higher average debt levels was partially offset by a lower average effective interest rate. As discussed in Note 12 to the consolidated financial statements in Item 8, we completed the sale of $425 and $750 in senior unsecured notes in December 2014 and July 2013, respectively, and redeemed $345 in senior unsecured notes in December 2014. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.9% and 7.8% in 2014 and 2013.

Income tax expense (benefit) — Income taxes of our continuing operations was a benefit of $70 in 2014. The primary driver was a benefit of $179 recorded for the release of a portion of our U.S. deferred tax asset valuation allowance. As discussed more fully in Note 16 to our consolidated financial statements in Item 8, the release resulted from income forecasted to be realized in 2015 in connection with certain tax planning actions expected to be completed in 2015. The $80 charge associated with the divestiture of our operations in Venezuela provided a partial offset as the expected tax benefit was negated by an adjustment to the valuation allowance. Excluding these valuation allowance adjustments, the effective tax rate of continuing operations in 2014 was 33% as the benefit of income in certain jurisdictions outside the U.S. being taxed at lower statutory rates more than offset withholding taxes incurred in connection with the repatriation of income to the U.S. In 2013, tax expense of $119 resulted in an effective tax rate of 32%. Adjusted for valuation allowance effects, primarily in the U.S., the effective income tax rate in 2013 was 34%. Lower statutory rates outside the U.S. were the primary contributor to the adjusted 2013 rate being less than the U.S. statutory rate.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. See Note 16 to our consolidated financial statements in Item 8 for additional information.

Equity in earnings of affiliates — Equity investments provided net earnings of $13 in 2014 and $12 in 2013. Our equity in earnings of Bendix Spicer Foundation Brake, LLC increased $2 in 2014 to $10 while our equity in earnings of Dongfeng Dana Axle Co., Ltd. (DDAC) decreased $2 in 2014 to $5.

Loss from discontinued operations — Loss from discontinued operations relates to our former Structural Products business. The loss in 2014 reflects the charges resulting from final settlement of the claims presented by the buyer of this business and the settlement of an outstanding legal matter relating to this business along with associated costs incurred during the year to achieve the settlements. See Note 2 to our consolidated financial statements in Item 8.

Segment Results of Operations (2014 versus 2013)

Light Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2013	$2,549	$242	9.5%
Volume and mix	35	8
Performance	60	38
Venezuelan bolivar devaluation		(11)
Currency effects	(148)	(27)
2014	$2,496	$250	10.0%

Adverse currency effects in our Light Vehicle segment were attributable in large part to devaluation of the Venezuelan bolivar and a weaker Argentine peso, South African rand and Thai baht. Exclusive of currency effects, Light Vehicle sales for 2014 were 4% higher than in 2013. Volume and mix increased largely from stronger 2014 full frame light truck production in North America of 6% and increased light truck production in Europe of 7%, along with contributions from new program roll-outs. Partially offsetting these volume increases were lower demand levels in Thailand, India, Australia and Venezuela. Performance sales impact is primarily increased pricing to recover material, devaluation and inflationary costs in Argentina and Venezuela.

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

Reduced sales resulting from currency effects in our Commercial Vehicle segment were due primarily to a weaker Brazilian real. After adjusting for the effects of currency, sales in our Commercial Vehicle segment in 2014 were up about 2% from the previous year. Increases in Class 8 and medium truck production in North America of 21% and 12% were the primary drivers of the volume-related sales increase. This was largely offset, however, by the effects of a reduction of about 23% in medium/heavy truck production in South America where we have a significant commercial vehicle market presence.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as earnings from continuing and discontinued operations before interest, taxes, depreciation, amortization, equity grant expense, restructuring expense and other adjustments not related to our core operations (gain/loss on debt extinguishment, pension settlements or divestitures, impairment, etc.). Adjusted EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. Adjusted EBITDA should not be considered a substitute for income before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of segment EBITDA and adjusted EBITDA to net income.

	2015	2014	2013
Segment EBITDA
Light Vehicle	$262	$250	$242
Commercial Vehicle	100	172	194
Off-Highway	147	169	163
Power Technologies	149	154	150
Total Segment EBITDA	658	745	749
Corporate expense and other items, net	(6)	1	(2)
Structures EBITDA			(2)
Adjusted EBITDA	652	746	745
Depreciation and amortization	(174)	(213)	(262)
Restructuring	(15)	(21)	(24)
Interest expense, net	(100)	(103)	(74)
Structures EBITDA			2
Other*	(71)	(149)	(19)
Income from continuing operations before income taxes	292	260	368
Income tax expense (benefit)	82	(70)	119
Equity in earnings (losses) of affiliates	(34)	13	12
Income from continuing operations	176	343	261
Income (loss) from discontinued operations	4	(15)	(1)
Net income	$180	$328	$260

*
Other includes stock compensation expense, strategic transaction expenses, impairment of long-lived assets, gain on derecognition of noncontrolling interest, loss on disposal group held for sale, distressed supplier costs, amounts attributable to previously divested/closed operations, pension settlement charges, loss on extinguishment of debt, write-off of deferred financing costs, recognition of unrealized gain on payment-in-kind note receivable, and other items. See Note 18 to our consolidated financial statements in Item 8 for additional details.

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

The following table reconciles free cash flow to net cash flows provided by operating activities.

	2015	2014	2013
Net cash provided by operating activities	$406	$510	$577
Purchases of property, plant and equipment	(260)	(234)	(209)
Free cash flow	$146	$276	$368

Liquidity

Our global liquidity at December 31, 2015 was as follows:

Cash and cash equivalents	$791
Less: Deposits supporting obligations	(8)
Available cash	783
Additional cash availability from revolving facility	260
Marketable securities	162
Total global liquidity	$1,205

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

Cash and marketable securities of $143 held by a wholly-owned subsidiary at December 31, 2015 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The components of our December 31, 2015 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$260	$427	$687
Cash and cash equivalents held as deposits	2	6	8
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	93	96
Consolidated cash balance	$265	$526	$791

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

At December 31, 2015, we had no borrowings under the revolving facility but we had utilized $37 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $260 after deducting the outstanding letters of credit.

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

At December 31, 2015, we were in compliance with the covenants of our financing agreements. Under the revolving facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the revolving facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions so long as there is (i) at least $100 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. The indentures governing our senior notes include similar incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. During 2015, we paid $311 to acquire 16,412,485 shares of common stock in the open market.

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

Cash Flow

	2015	2014	2013
Cash provided by (used for) changes in working capital	$(41)	$(39)	$104
Other cash provided by operations	447	549	473
Net cash provided by operating activities	406	510	577
Net cash used in investing activities	(258)	(246)	(222)
Net cash used in financing activities	(403)	(254)	(150)
Net increase (decrease) in cash and cash equivalents	$(255)	$10	$205

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

Operating activities — Exclusive of working capital, other cash provided by operations was $447 during 2015 compared to $549 during 2014 and $473 during 2013. The decrease during 2015 was primarily attributable to lower operating earnings and lower year-over-year cash received on our payment-in-kind note receivable attributable to interest of $40, partially offset by lower year-over-year cash income taxes of $26, cash paid for interest of $26 and restructuring payments of $10. The increase during 2014 was primarily attributable to lower year-over-year pension contributions of $41 and higher year-over-year cash received on our payment-in-kind note receivable attributed to interest of $14. Lower cash taxes and restructuring payments in 2014 contributed an additional $20 and $14 to improved operating cash flows.

Working capital used cash of $41 and $39 in 2015 and 2014. Cash of $32 was used to finance increased receivables in 2014. Cash of $28 and $56 was used to fund higher inventory levels in 2015 and 2014. Decreases in accounts payable and other net liabilities used cash of $13 in 2015 while increases in accounts payable and other net liabilities provided cash of $49 in 2014.

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

Investing activities — Expenditures for property plant and equipment were $260, $234 and $209 in 2015, 2014 and 2013. During 2015, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities. As discussed above, we received proceeds in 2014 from the sale of a payment-in-kind note receivable which included $35 of principal. During 2014, net purchases of marketable securities were primarily funded by cash receipts related to the sale of our payment-in-kind notes receivable. Also during 2014, we received $9 that was released from escrow related to the 2010 sale of our former Structural Products business. During 2013, we paid $8 related to our strategic alliance with Fallbrook. As discussed above, we received a payment in 2013 on a payment-in-kind note receivable which included $33 of principal. During 2013, net purchases of marketable securities were primarily funded by cash receipts related to our payment-in-kind notes receivable.

Financing activities — During 2015, we redeemed $55 of our February 2019 Notes at a $2 premium. During 2014, we completed the sale of $425 in senior unsecured notes and paid financing costs of $7 related to the notes. Also during 2014, we redeemed $345 of our February 2019 Notes at a $15 premium. During 2013, we completed the sale of $750 in senior unsecured notes and paid financing costs of $14 related to the notes and $3 to amend our revolving facility. During 2013, we used cash of $474 to redeem our Series A preferred stock and $7 to purchase the noncontrolling interests in our United Kingdom subsidiaries. We used cash of $311, $260 and $337 to repurchase common shares under our share repurchase program in 2015, 2014 and 2013. We used $8 and $28 for dividend payments to preferred stockholders in 2014 and 2013 and used $37, $32 and $30 for dividend payments to common stockholders in 2015, 2014 and 2013. Distributions to noncontrolling interest totaled $9, $9 and $11 in 2015, 2014 and 2013.

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2015.

		Payments Due by Period
Contractual Cash Obligations	Total	2016	2017 - 2018	2019 - 2020	After 2020
Long-term debt(1)	$1,583	$17	$38	$3	$1,525
Interest payments(2)	633	91	180	178	184
Leases(3)	159	34	56	28	41
Unconditional purchase obligations(4)	93	90	1	1	1
Pension contribution(5)	14	14
Retiree health care benefits(6)	86	4	9	10	63
Uncertain income tax positions(7)
Total contractual cash obligations	$2,568	$250	$284	$220	$1,814
______________________________________________________
Notes:

(1)	Principal payments on long-term debt and capital lease obligations in place at December 31, 2015.

(2)	Interest payments are based on long-term debt and capital leases in place at December 31, 2015 and the interest rates applicable to such obligations.

(3)	Operating leases related to real estate, vehicles and other assets.

(4)	Unconditional purchase obligations are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.

(5)
This amount represents estimated 2016 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2016 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

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

(7)
We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2015 of $87. See Note 16 to our consolidated financial statements in Item 8 for additional discussion.

At December 31, 2015, we maintained cash balances of $8 on deposit with financial institutions primarily to support property insurance policy deductibles, certain employee retirement obligations and specific government approved environmental remediation efforts.

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

At December 31, 2015, we continue to carry a valuation allowance against the deferred tax assets in the U.S. because, on a more likely than not basis, we have concluded that the U.S. deferred tax assets are not expected to be realized. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not taken place as of the assessment date. We also consider the changes to historical profitability of actions that have occurred through the year of assessment and objectively verifiable effects of material forecasted events that have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable and the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013. We also consider the changes to historical and prospective income from tax planning strategies expected to be implemented. A sustained period of profitability, after considering the effect of implemented actions, planned actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released.

In 2015, we generated taxable income associated with a tax planning action originally contemplated in 2014. At that time, the gain and related income associated with these actions were estimated to generate tax of $179. Upon completion of the tax planning action in 2015, it was determined that the final income generated by the transaction was higher than anticipated as a consequence of proposed Internal Revenue Service regulations issued during 2015 providing guidance on the tax treatment afforded a component of the tax planning action we undertook as well as revised income estimates, which resulted in an additional $66 release of valuation allowance. In conjunction with the tax planning action, a prepaid tax asset of $190 was recorded. The prepaid tax asset represents the usage of tax attributes recognized in 2014 and 2015 through the release of the valuation allowance on our deferred tax assets and will be amortized into tax expense over the life of the assets transferred in the transaction. During 2015, $2 of the prepaid tax asset was recognized in tax expense as a result of this amortization. In addition, we recognized tax expense of $23 related to the sale of the affiliate's stock. While our U.S. operations have experienced improved profitability in recent years, our analysis of the income of the U.S. operations, as adjusted for changes to historical income for developments through 2015, demonstrates historical losses as of December 31, 2015. Therefore, we have not achieved a level of sustained profitability that would, in our judgment, support a release of the valuation allowance at December 31, 2015. While there may be opportunity for our U.S. operations to generate profits in the future, our near-term level of profitability is uncertain. The potential long-term profitability cannot be given as much weight in our analysis given the objectively verifiable lack of sustained pro forma historical profitability and uncertainty associated with the future U.S. operations.

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

U.S. retirement plans

Our U.S. defined benefit pension plans comprise about 85% of our consolidated defined benefit pension obligations at December 31, 2015. These plans are frozen and no service-related costs are being incurred. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Declining discount rates increase the present value of future pension obligations – a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $43. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 6.5% as the expected return on our U.S. pension plan assets for 2016 is appropriate. See Note 10 to the consolidated financial statements in Item 8 for information about the investing and allocation objectives related to our U.S. pension plan assets.

During the fourth quarter of 2015, the Society of Actuaries (SOA) issued new mortality improvement scales (MP-2015). When it issued MP-2014 a year earlier, the SOA had projected improvement from the beginning of 2008 after analyzing historical data through 2007. In connection with selecting our assumptions in 2014, we had compared actual experience for years after 2007 to the improvement projected in MP-2014, along with other information, before concluding that a 0.75% long-term improvement rate (LTIR) for periods beginning with 2014 was appropriate and that the LTIR would be attained by 2020, sooner than the period assumed in MP-2014. The mortality improvement assumptions adopted in 2014 were not modified in 2015 as they are generally consistent with MP-2015.

Effective January 1, 2016, we changed the method used to estimate the service (where applicable) and interest components of the annual cost of our pension and other postretirement benefit plans. Prior to 2016, we estimated interest and service expense using the discount rate underlying the calculation of the related projected benefit obligation at the end of the preceding year, which was a weighted-average rate derived from the corresponding yield curve. The new method, referred to as a full yield curve approach, estimates interest and service expense using the specific spot rates, from the yield curve, that relate to projected cash flows. This method, which we believe is more precise, will reduce interest expense for our pension plans in the U.S. by approximately $14 in 2016. The determination of the projected benefit obligation at year end is unchanged, accordingly the actuarial gain or loss will be affected by the amount of the change in interest and service expense.

At December 31, 2015, we have $513 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Actuarial gains and losses can also impact required cash contributions. Based on the current funded status of our U.S. plans, there are no minimum contribution requirements for 2016.

See Note 10 to our consolidated financial statements in Item 8 for additional discussion of our pension and OPEB obligations.

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
The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of the goodwill in our Off-Highway reporting unit and our other indefinite-lived intangible assets as of October 31, 2015 were reasonable. There is a significant excess of fair value over the carrying value of these assets at December 31, 2015.

Long-lived assets with definite lives — We perform impairment assessments on our property, plant and equipment and our definite-lived intangible assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to the carrying amounts of such assets. We utilize the cash flow projections discussed above for property, plant and equipment and amortizable intangibles. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows using the life of the primary assets. If the carrying amounts of the long-lived assets are not recoverable from future cash flows and exceed their fair value, an impairment loss is recognized to reduce the carrying amounts of the long-lived assets to their fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. Determining whether a triggering event has occurred, performing the impairment analysis and estimating the fair value of the assets require numerous assumptions and a considerable amount of management judgment. During 2015, we recorded a $36 charge, fully impairing the long-lived assets related to a significant South American supplier to our Commercial Vehicle operating segment. See Note 2 to our consolidated financial statements in Item 8 for additional information.

Investments in affiliates — As of December 31, 2015 and 2014 , we had aggregate investments in affiliates of $153 and $204. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. Fair value is generally determined using the discounted cash flows (an income approach) or guideline public company (a market approach) methods. A deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments. During 2015, we recorded a $39 impairment charge related to our investment in DDAC. See Note 19 to our consolidated financial statements in Item 8 for additional information.

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

Foreign currency exchange rate risk — The majority of our foreign currency exposures are associated with intercompany and third party sales and purchase transactions and with cross-currency intercompany loans. We use forward contracts to manage our foreign currency exchange rate risk associated with a portion of our forecasted foreign currency-denominated sales and purchase transactions and with certain foreign currency-denominated assets and liabilities. We also use currency swaps to manage foreign currency exchange rate risk associated with certain intercompany loans. Foreign currency exposures are reviewed quarterly, at a minimum, and natural offsets are considered prior to entering into derivative instruments.

Changes in the fair value of derivative instruments treated as cash flow hedges are reported in OCI. Deferred gains and losses are reclassified to earnings in the same period in which the underlying transactions affect earnings. Changes in the fair value of derivative instruments not treated as cash flow hedges are recognized in earnings in the period in which those changes occur. Changes in the fair value of derivative instruments associated with product-related transactions are recorded in cost of sales, while those associated with non-product transactions are recorded in other income, net. See Note 13 to our consolidated financial statements in Item 8.

The following table summarizes the sensitivity of the fair value of our derivative instruments, including forward contracts and currency swaps, at December 31, 2015 to a 10% change in foreign exchange rates (versus the currencies presented).

	10% Increase in Rates Gain (Loss)	10% Decrease in Rates Gain (Loss)
Foreign currency rate sensitivity:
Forward contracts and currency swaps
Long U.S. dollars	$(18)	$18
Short U.S. dollars	$10	$(10)
Long euros (short other than U.S. dollar)	$(5)	$5
Short euros (long other than U.S. dollar)	$9	$(9)
Other, net	$(1)	$1

At December 31, 2015, approximately one-half of our foreign currency derivative instruments are associated with recorded intercompany loans while the other half is primarily associated with our forecasted foreign currency-denominated sales and purchase transactions. Except where not necessary due to the existence of natural hedges, our foreign currency-denominated loans are nearly fully hedged, eliminating virtually all currency exposure on those loans.

We are also subject to currency translation risk with respect to our net investments in foreign subsidiaries and, as deemed appropriate, we hedge such risk. As of December 31, 2015, no net investment hedge contracts remain outstanding.

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

Interest rate risk — Our long-term debt portfolio consists mostly of fixed-rate instruments. On occasion we enter into interest rate swaps to convert fixed-rate debt to floating-rate debt. As of December 31, 2015, we do not hold any derivative contracts that hedge our interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Holding Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Holding Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 18, 2016

Dana Holding Corporation
Consolidated Statement of Operations
(In millions except per share amounts)

	2015	2014	2013
Net sales	$6,060	$6,617	$6,769
Costs and expenses
Cost of sales	5,211	5,672	5,849
Selling, general and administrative expenses	391	411	410
Amortization of intangibles	14	42	74
Restructuring charges, net	15	21	24
Impairment of long-lived assets	(36)
Loss on disposal group held for sale		(80)
Pension settlement charges		(42)
Loss on extinguishment of debt	(2)	(19)
Other income, net	14	48	55
Income from continuing operations before interest expense and income taxes	405	378	467
Interest expense	113	118	99
Income from continuing operations before income taxes	292	260	368
Income tax expense (benefit)	82	(70)	119
Equity in earnings (losses) of affiliates	(34)	13	12
Income from continuing operations	176	343	261
Income (loss) from discontinued operations	4	(15)	(1)
Net income	180	328	260
Less: Noncontrolling interests net income	21	9	16
Net income attributable to the parent company	159	319	244
Preferred stock dividend requirements		7	25
Preferred stock redemption premium			232
Net income (loss) available to common stockholders	$159	$312	$(13)

Net income (loss) per share available to parent company common stockholders:
Basic:
Income (loss) from continuing operations	$0.98	$2.07	$(0.08)
Income (loss) from discontinued operations	$0.02	$(0.10)	$(0.01)
Net income (loss)	$1.00	$1.97	$(0.09)

Diluted:
Income (loss) from continuing operations	$0.97	$1.93	$(0.08)
Income (loss) from discontinued operations	$0.02	$(0.09)	$(0.01)
Net income (loss)	$0.99	$1.84	$(0.09)

Weighted-average common shares outstanding
Basic	159.0	158.0	146.4
Diluted	160.0	173.5	146.4

Dividends declared per common share	$0.23	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income
(In millions)

	2015	2014	2013
Net income	$180	$328	$260
Less: Noncontrolling interests net income	21	9	16
Net income attributable to the parent company	159	319	244

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(181)	(185)	(40)
Hedging gains and losses	5	(9)	(4)
Investment and other gains and losses	(3)	2	(9)
Defined benefit plans	2	(78)	122
Other comprehensive income (loss) attributable to the parent company	(177)	(270)	69

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	(5)	(4)	(5)
Hedging gains and losses			1
Defined benefit plans	1
Other comprehensive loss attributable to noncontrolling interests	(4)	(4)	(4)

Total comprehensive income (loss) attributable to the parent company	(18)	49	313
Total comprehensive income attributable to noncontrolling interests	17	5	12
Total comprehensive income (loss)	$(1)	$54	$325

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet
(In millions except share and per share amounts)

	2015	2014
Assets
Current assets
Cash and cash equivalents	$791	$1,121
Marketable securities	162	169
Accounts receivable
Trade, less allowance for doubtful accounts of $5 in 2015 and $6 in 2014	673	755
Other	115	117
Inventories	625	654
Other current assets	108	111
Current assets of disposal group held for sale		27
Total current assets	2,474	2,954
Goodwill	80	90
Intangibles	102	169
Other noncurrent assets	353	312
Investments in affiliates	150	204
Property, plant and equipment, net	1,167	1,176
Total assets	$4,326	$4,905

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$22	$65
Accounts payable	712	791
Accrued payroll and employee benefits	145	158
Taxes on income	19	32
Other accrued liabilities	193	194
Current liabilities of disposal group held for sale		21
Total current liabilities	1,091	1,261
Long-term debt, less debt issuance costs of $21 in 2015 and $25 in 2014	1,553	1,588
Pension and postretirement obligations	521	580
Other noncurrent liabilities	330	279
Noncurrent liabilities of disposal group held for sale		17
Total liabilities	3,495	3,725
Commitments and contingencies (Note 14)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 150,068,040 and 166,070,057 shares outstanding	2	2
Additional paid-in capital	2,311	2,640
Accumulated deficit	(410)	(532)
Treasury stock, at cost (23,963 and 1,588,990 shares)	(1)	(33)
Accumulated other comprehensive loss	(1,174)	(997)
Total parent company stockholders' equity	728	1,080
Noncontrolling equity	103	100
Total equity	831	1,180
Total liabilities and equity	$4,326	$4,905
 The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows
(In millions)

	2015	2014	2013
Operating activities
Net income	$180	$328	$260
Depreciation	158	164	175
Amortization of intangibles	16	49	87
Amortization of deferred financing charges	5	5	5
Call premium on senior notes	2	15
Write off of deferred financing costs	1	4	4
Earnings of affiliates, net of dividends received	12	4	(2)
Stock compensation expense	14	16	16
Deferred income taxes	(10)	(199)	(10)
Pension expense (contributions), net	(18)	30	(60)
Impairment of long-lived assets	36
Impairment of equity affiliate	39
Loss on disposal group held for sale		78
Interest payment received on payment-in-kind note receivable		40	26
Change in working capital	(41)	(39)	104
Change in other noncurrent assets and liabilities	(7)	(16)	(3)
Other, net	19	31	(25)
Net cash provided by operating activities	406	510	577
Investing activities
Purchases of property, plant and equipment	(260)	(234)	(209)
Principal payment received on payment-in-kind note receivable		35	33
Purchases of marketable securities	(43)	(84)	(84)
Proceeds from sales of marketable securities	17	7	28
Proceeds from maturities of marketable securities	30	21	8
Proceeds from sale of businesses		9	1
Other	(2)		1
Net cash used in investing activities	(258)	(246)	(222)
Financing activities
Net change in short-term debt	(5)	(8)	(14)
Proceeds from letters of credit		12
Repayment of letters of credit	(4)	(8)
Proceeds from long-term debt	18	448	817
Repayment of long-term debt	(60)	(372)	(57)
Call premium on senior notes	(2)	(15)
Deferred financing payments		(7)	(17)
Preferred stock redemption			(474)
Dividends paid to preferred stockholders		(8)	(28)
Dividends paid to common stockholders	(37)	(32)	(30)
Distributions to noncontrolling interests	(9)	(9)	(11)
Repurchases of common stock	(311)	(260)	(337)
Other	7	5	1
Net cash used in financing activities	(403)	(254)	(150)
Net increase (decrease) in cash and cash equivalents	(255)	10	205
Cash and cash equivalents - beginning of period	1,121	1,256	1,059
Effect of exchange rate changes on cash balances	(75)	(118)	(8)
Less: cash of disposal group held for sale		(27)
Cash and cash equivalents - end of period	$791	$1,121	$1,256
The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Stockholders’ Equity
(In millions)

	Parent Company Stockholders'
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Compre- hensive Loss	Parent Company Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2012	$753	$2	$2,668	$(769)	$(25)	$(793)	$1,836	$112	$1,948
Net income				244			244	16	260
Other comprehensive income (loss)						69	69	(4)	65
Preferred stock dividends ($4.00 per share)				(25)			(25)		(25)
Common stock dividends ($0.20 per share)				(30)			(30)		(30)
Distributions to noncontrolling interests							—	(11)	(11)
Preferred stock redemption	(242)			(232)			(474)		(474)
Share conversion	(139)		140				1		1
Common stock share repurchases					(337)		(337)		(337)
Purchase of noncontrolling interests			6			(3)	3	(9)	(6)
Repurchase of equity awards			(2)				(2)		(2)
Stock compensation			28				28		28
Stock withheld for employees taxes					(4)		(4)		(4)
Balance, December 31, 2013	372	2	2,840	(812)	(366)	(727)	1,309	104	1,413
Net income				319			319	9	328
Other comprehensive loss						(270)	(270)	(4)	(274)
Preferred stock dividends ($3.00 per share)				(7)			(7)		(7)
Common stock dividends ($0.20 per share)				(32)			(32)		(32)
Distributions to noncontrolling interests							—	(9)	(9)
Share conversion	(372)		74		301		3		3
Common stock share repurchases					(260)		(260)		(260)
Retire treasury shares			(294)		294		—		—
Stock compensation			20				20		20
Stock withheld for employees taxes					(2)		(2)		(2)
Balance, December 31, 2014	—	2	2,640	(532)	(33)	(997)	1,080	100	1,180
Net income				159			159	21	180
Other comprehensive loss						(177)	(177)	(4)	(181)
Common stock dividends ($0.23 per share)				(37)			(37)		(37)
Distributions to noncontrolling interests							—	(9)	(9)
Derecognition of noncontrolling interest							—	(5)	(5)
Common stock share repurchases					(311)		(311)		(311)
Retire treasury shares			(346)		346		—		—
Stock compensation			17				17		17
Stock withheld for employees taxes					(3)		(3)		(3)
Balance, December 31, 2015	$—	$2	$2,311	$(410)	$(1)	$(1,174)	$728	$103	$831

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements include the accounts of all subsidiaries where we hold a controlling financial interest. The ownership interests in subsidiaries held by third parties are presented in the consolidated balance sheet within equity, but separate from the parent’s equity, as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20 to 50%-owned affiliates, which are not required to be consolidated, are generally accounted for under the equity method. Equity in earnings of these investments is presented separately in the consolidated statement of operations, net of tax. Investments in less-than-20%-owned companies are generally included in the financial statements at the cost of our investment. Dividends, royalties and fees from these cost basis affiliates are recorded in income when received.

In the first quarter of 2015, we identified an error attributable to the calculation of noncontrolling interests net income of a subsidiary. The error resulted in an understatement of noncontrolling equity and noncontrolling interests net income and a corresponding overstatement of parent company stockholders' equity and net income attributable to the parent company in prior periods. Based on our assessments of qualitative and quantitative factors, the error and related impacts were not considered material to the financial statements of the prior periods to which they relate. The error was corrected in March 2015 by increasing noncontrolling interests net income by $9. The correction was not considered material to our 2015 net income attributable to the parent company.

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

Discontinued operations — Prior to January 1, 2015, we would classify a business component that had been disposed of or classified as held for sale as discontinued operations if the cash flows of the component were eliminated from our ongoing operations and we no longer had any significant continuing involvement in or with the component. The results of operations of our discontinued operations, including any gains or losses on disposition, were aggregated and presented on one line in the income statement. See Recently adopted accounting pronouncements in this note for a description of the current practice and Note 2 for additional information regarding our discontinued operations.

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

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2015, the machinery and equipment component of property, plant and equipment includes $3 of our tooling related to long-term supply arrangements, while trade and other accounts receivable includes $27 of costs related to tooling that we have a contractual right to collect from our customers.

Goodwill — We test goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Goodwill impairment testing is performed at the reporting unit level, which is our operating segment. We estimate the fair value of the reporting unit in the first step using various valuation methodologies, including projected future cash flows and multiples of current earnings. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the test would be required to determine the implied fair value of the goodwill and any resulting impairment. Our goodwill is assigned to our Off-Highway segment. The estimated fair value of our Off-Highway reporting unit was significantly greater than its carrying value at October 31, 2015. No impairment of goodwill occurred during the three years ended December 31, 2015.

Intangible assets — Intangible assets include the value of core technology, trademarks and trade names, customer relationships and intangible assets used in research and development activities. Core technology and customer relationships have definite lives while intangible assets used in research and development activities and substantially all of our trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful life using the straight-line method of amortization and are periodically reviewed for impairment indicators. Amortization of core technology is charged to cost of sales. Amortization of trademarks and trade names and customer relationships is charged to amortization of intangibles. Intangible assets used in research and development activities have an indefinite life until completion of the associated research and development efforts. Upon completion of development, the assets are amortized over their useful life; if the project is abandoned, the assets are written off immediately. Indefinite-lived intangible assets are tested for impairment annually and more frequently if impairment indicators exist. See Notes 2 and 3 for more information about intangible assets.

Investments in affiliates — Investments in affiliates include investments accounted for under the equity and cost methods. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. Indicators include, but are not limited to, current economic and market conditions, operating performance of the affiliate, including current earnings trends and undiscounted cash flows, and other affiliate-specific information. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the excess of the investment's recorded carrying value over its fair value. The fair value determination, particularly for investments in privately-held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and determination of whether any identified impairment is other than temporary. See Note 19 for further information about our investment in affiliates.

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

Derivatives — Foreign currency forward contracts and currency swaps are carried at fair value. We enter into these contracts to manage our exposure to the impact of currency fluctuations on certain foreign currency-denominated assets and liabilities and on a portion of our forecasted purchase and sale transactions. On occasion, we also enter into net investment hedges to protect the translated U.S. dollar value of our investment in certain foreign subsidiaries.

Changes in the fair value of currency-related contracts treated as cash flow hedges are deferred and included as a component of other comprehensive income (loss) (OCI) to the extent the contracts remain effective and the associated forecasted transactions remain probable. Effectiveness is measured by using regression analysis to determine the degree of correlation between the change in the fair value of the derivative instrument and the change in the associated foreign currency exchange rates. Deferred gains and losses are reclassified to other income, net in the same periods in which the underlying transactions affect earnings.

Changes in the fair value of contracts not treated as cash flow hedges or as net investment hedges are recognized in other income, net in the period in which those changes occur. Changes in the fair value of contracts treated as net investment hedges are recorded in the cumulative translation adjustment (CTA) component of OCI. Amounts recorded in CTA are deferred until such time as the investment in the associated subsidiary is substantially liquidated.

We may also use interest rate swaps to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed-rate and variable-rate debt. With our current portfolio of fixed-rate debt, we occasionally execute a fixed-to-floating interest rate swap which serves to convert our fixed-rate debt to variable-rate debt. As a fair value hedge of the underlying debt, changes in the fair values of the swap and the underlying debt are recorded in interest expense. We do not use derivatives for trading or speculative purposes and we do not hedge all of our exposures.

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

Because the economy in Venezuela was considered highly inflationary under GAAP, we remeasured the financial statements of our subsidiaries in Venezuela through the January 2015 date of divestiture as if their functional currency was the U.S. dollar.

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

In the first quarter of 2014, the Venezuelan government transferred the administration of the official exchange rate to the National Center of Foreign Commerce (CENCOEX) and indicated that the official exchange rate would be increasingly reserved only for the settlement of U.S. dollar-denominated obligations related to purchases of “essential goods and services.” In addition, the Venezuelan government expanded the entities and transactions that would be eligible to use SICAD. Transactions eligible for SICAD included foreign investments and payments of royalties. Also during the first quarter of 2014, the Venezuelan government announced the creation of SICAD 2, a market-based exchange mechanism regulated by the Central Bank of Venezuela. SICAD 2 could be used by all companies incorporated or domiciled in Venezuela who want to obtain U.S. dollars for any purpose.

With the expansion of SICAD and the formation of SICAD 2 there was uncertainty surrounding transactions that CENCOEX would allow to be transacted at the official exchange rate. In consultation with legal counsel we determined that the SICAD rate, which we believed would apply to dividend remittances, was the appropriate rate to remeasure the bolivar- denominated net monetary assets of our subsidiaries in Venezuela. Effective March 31, 2014, we ceased using the official exchange rate and began using the SICAD rate to remeasure the financial statements of our subsidiaries in Venezuela. See Note 17 for additional information. In January 2015, we completed the divestiture of our operations in Venezuela. See Note 2 for additional information.

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

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Salaries, fringes and occupancy costs, including building, utility and overhead costs, comprise the vast majority of these expenses and are expensed as incurred. Research and development expenses were $75, $72 and $64 in 2015, 2014 and 2013.

Recently adopted accounting pronouncements

In August 2015, the Financial Accounting Standards Board (FASB) issued guidance that resolves the issue of whether the scope exception in existing derivatives and hedging guidance is applicable to certain electricity contracts, permitting application of the exception. The guidance confirmed that a forward contract to purchase or sell electricity that is transmitted through a grid operated by an independent system operator will meet the physical delivery criterion under the normal purchases and normal sales scope exception. This guidance is effective immediately, permitting entities to designate prospective qualifying contracts as normal purchases or normal sales. Adoption of the guidance did not impact our consolidated financial statements.

In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. Debt issuance costs related to term debt will be presented on the balance sheet as a direct deduction from the related debt liability rather than recorded as a separate asset. The amendment does not affect the recognition and measurement of debt issuance costs. There is no effect on the statement of operations as debt issuance costs will continue to be amortized to interest expense. Subsequently, the SEC staff announced that it will not object when debt issuance costs related to a revolving debt arrangement are presented as an asset regardless of whether or not there is an outstanding balance on the revolving debt arrangement. The guidance becomes effective January 1, 2016 and requires retrospective application to all prior periods presented. We adopted the guidance effective December 31, 2015. We have presented $21 and $25 of debt issuance costs as a direct deduction from long-term debt as of December 31, 2015 and 2014. We continue to present debt issuance costs associated with revolving debt arrangements in other noncurrent assets.

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

Recently issued accounting pronouncements

In November 2015, the FASB issued guidance that simplifies the balance sheet classification of deferred taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment simplifies the presentation to require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The change to noncurrent classification will have an impact on working capital. This guidance becomes effective January 1, 2017 and allows for prospective or retrospective application, with appropriate disclosures. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

In May 2015, the FASB issued guidance that modifies disclosures related to investments for which fair value is measured using the net asset value (or its equivalent) per share practical expedient by eliminating the requirement to categorize such assets under the fair value hierarchy. The new guidance also eliminates the requirement to include in certain disclosures those investments that are merely eligible to be measured using the practical expedient, limiting the disclosures to those investments actually valued under that approach. This guidance becomes effective January 1, 2016 and requires retrospective application. The adoption of this guidance will have no impact on our consolidated financial statements but could impact pension asset disclosures.
In April 2015, the FASB issued an amendment to provide explicit guidance about a customer's accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The guidance is effective January 1, 2016 and can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We will be adopting the amendment prospectively and do not expect the guidance to have an impact on our consolidated financial statements.

In April 2015, the FASB issued guidance to provide for a practical expedient that permits an entity to measure defined benefit plan assets and obligations as of the month end that is closest to the entity's fiscal year end or the month end that is closest to the date of a significant event caused by the entity that occurred in an interim period. Significant events, such as a plan amendment, settlement or curtailment, call for a remeasurement in accordance with existing requirements. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations. The guidance is effective January 1, 2016. The guidance will not impact our consolidated financial statements.

In February 2015, the FASB released updated consolidation guidance that entities must use to evaluate specific ownership and contractual arrangements that lead to a consolidation conclusion. The updates could change consolidation outcomes affecting presentation and disclosures. This guidance, which is effective January 1, 2016, is not expected to impact our consolidated financial statements.

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

In May 2014, the FASB issued guidance that requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration a company expects to be entitled to in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB adopted a one-year deferral of this guidance. As a result, this guidance will be effective January 1, 2018 with the option to adopt the standard as of the original January 1, 2017 effective date. The guidance allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements including changes to internal processes and controls.

Note 2.  Divestitures, Discontinued Operations and Impairment of Long-Lived Assets

Divestiture of operations in Venezuela — In December 2014, we entered into an agreement to divest our Light Vehicle operations in Venezuela (the disposal group) to an unaffiliated company for no consideration. Upon classification of the disposal group as held for sale in December 2014, we recognized an $80 loss to adjust the carrying value of the net assets of our operations in Venezuela to fair value less cost to sell. The assets and liabilities of our operations in Venezuela were presented as held for sale on our balance sheet as of December 31, 2014. The carrying amounts of the major classes of assets and liabilities of our operations in Venezuela were as follows:

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

Discontinued operations of Structural Products business — The sale of substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa) in 2010 excluded the facility in Longview, Texas and its employees and manufacturing assets related to a significant customer contract. The customer contract was satisfied and operations concluded in August 2012. As a result of the cessation of all operations, activities related to the former Structural Products business have been presented as discontinued operations in the accompanying financial statements.

The Longview facility was sold in March 2013 and a previously closed plant in Canada was sold in January 2014. The proceeds from both transactions approximated the carrying values of the facilities. We reached a final agreement on the remaining issues with the buyer in May 2014, resulting in the receipt of $9 from the escrow agent and a charge of $1 to other income (expense) within discontinued operations in 2014.

The results of the discontinued operations were as follows:

	2015	2014	2013
Sales	$—	$—	$—
Restructuring charges, net			1
Other income (expense)	5	(19)
Pre-tax income (loss)	5	(19)	(1)
Income tax expense (benefit)	1	(4)
Income (loss) from discontinued operations	$4	$(15)	$(1)

In 2012, Ford Motor Company (Ford) filed a complaint alleging quality issues relating to products supplied by the former Structural Products business at Dana Canada Corporation. The Dana Canada facility was closed in 2008. In December 2014, while admitting no liability related to the complaint, we reached a settlement agreement with Ford. The cost of the settlement with Ford and the associated legal fees incurred in connection with this matter were charged to other income (expense) within discontinued operations in the fourth quarter of 2014. The loss reported for 2014 also includes the charge that resulted from the final settlement of the claims presented by Metalsa along with the related legal fees. The income reported for 2015 includes insurance recoveries related to previously outstanding claims.

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

This agreement was accounted for as a business combination for financial reporting purposes. The aggregate fair value of the net assets acquired was allocated primarily to the exclusivity provisions of the supply agreement as a contract-based intangible asset and recorded within our Commercial Vehicle operating segment. Fair value was also allocated to fixed assets and an embedded lease obligation. The intangible asset was being amortized and the fixed assets were being depreciated on a straight-line basis over ten years. The embedded lease obligations were being amortized using the effective interest method over the ten-year useful lives of the related fixed assets.

On April 22, 2014, SIFCO and affiliated companies filed for judicial reorganization before Bankruptcy Court in São Paulo, Brazil and an ancillary Chapter 15 proceeding before the Bankruptcy Court of the Southern District of New York. The Brazilian bankruptcy case has subsequently been moved to the 5th Lower Civil Court in the Judicial District of Jundiai, the location of SIFCO's principal operations. Until the third quarter of 2015, SIFCO complied with the terms of the supply agreement. In August 2015, SIFCO discontinued production of our orders and failed to comply with provisions of the supply agreement. We obtained a judicial injunction requiring that SIFCO release any finished product in their possession that was produced pursuant to the supply agreement, resume production and parts supply pursuant to the terms of the supply agreement and cease communications with our customers regarding direct sale of parts. SIFCO contested the injunction we obtained, without success, and refused to comply with the injunction. Through a judicial seizure order we were successful in obtaining the release of the finished product.

Based on SIFCO's refusal to comply with the terms of the supply agreement and the court injunctions as noted above, we believed that the carrying amount of the contract-based intangible asset was not recoverable and therefore tested the associated asset group for impairment as of September 30, 2015 under ASC 360-10. Based upon management's conclusion that there were no future economic benefits and related cash flows associated with the long-lived assets of this asset group, which is comprised predominantly of the intangible asset, management concluded that the fair value of the asset group was de minimis and accordingly recorded a full impairment charge of $36 in the third quarter of 2015.

On October 27, 2015, we entered into an interim agreement with SIFCO under which they have continued to supply us product while pursuing various mutually satisfactory longer-term alternatives. During 2015, in addition to the above mentioned impairment charge, we incurred approximately $8 of increased costs in connection with maintaining product supply from SIFCO. While agreeing on suitable short-term arrangements with SIFCO, we have preserved the ability to pursue the legal rights and remedies available to us to enforce compliance with the original supply agreement. Our ability to maintain continued

uninterrupted product supply to satisfy our customer commitments is uncertain, dependent on continued mutually satisfactory interim arrangements with SIFCO and the outcome of their reorganization proceedings.

Note 3.  Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway segment. Based on our October 31, 2015 impairment assessment, the fair value of this segment is significantly higher than its carrying value, including goodwill. We do not believe that our goodwill is at risk of being impaired. The change in the carrying amount of goodwill in 2015 is due to currency fluctuations.

Non-amortizable intangible assets — Our non-amortizable intangible assets include trademarks, trade names and intangible assets used in research and development activities. Trademarks and trade names consist of the Dana® and Spicer® trademarks and trade names utilized in our Commercial Vehicle and Off-Highway segments. We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the three years ended December 31, 2015 in connection with the required annual assessment. Intangible assets used in research and development activities relate to our strategic alliance formed with Fallbrook Technologies Inc. in September 2012. We use the multi-period excess earnings method, an income approach, to value the intangible assets used in research and development activities. No impairment has been recorded during the three years ended in December 31, 2015 in connection with the required annual assessment.

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

Components of other intangible assets —

		December 31, 2015			December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$86	$(83)	$3	$90	$(85)	$5
Trademarks and trade names	16	3	(2)	1	3	(1)	2
Customer relationships	7	383	(370)	13	493	(416)	77
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$557	$(455)	$102	$671	$(502)	$169

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at December 31, 2015 were as follows: Light Vehicle Driveline (Light Vehicle) – $11, Commercial Vehicle – $36, Off-Highway – $48 and Power Technologies – $7.

Amortization expense related to amortizable intangible assets —

	2015	2014	2013
Charged to cost of sales	$2	$7	$13
Charged to amortization of intangibles	14	42	74
Total amortization	$16	$49	$87

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on December 31, 2015 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2016	2017	2018	2019	2020
Amortization expense	$8	$5	$2	$1	$1

Note 4.  Restructuring of Operations

Our restructuring activities have historically included rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations and reducing overhead costs. In recent years, however, in response to lower demand and other market conditions in certain businesses, our focus has primarily been headcount reduction initiatives to reduce operating costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs, including costs associated with lease continuation obligations and certain operating costs of facilities that we are in the process of closing.

During 2015, we implemented certain headcount reduction programs, primarily in our Commercial Vehicle business in Brazil in response to lower demand in that region. Including costs associated with these actions and with other previously announced initiatives, total restructuring expense in 2015 was $15 and included $12 of severance and related benefits costs and $3 of exit costs.

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

During 2013, we implemented certain headcount reduction programs, primarily in our Light Vehicle and Commercial Vehicle businesses in Argentina and Australia and in our Off-Highway business in Europe. New customer programs and other developments in our North American Light Vehicle business and a decision by our European Off-Highway business to in-source the manufacturing of certain parts resulted in the reversal of previously accrued severance obligations. Excluding $1 of exit costs associated with discontinued operations, restructuring expense in 2013 was $24, net of the aforementioned reversals, and was attributable to the cost of newly implemented and previously announced initiatives. Restructuring expense included $14 of severance and related benefits costs and $10 of exit costs.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2012	$27	$13	$40
Charges to restructuring	23	11	34
Adjustments of accruals	(9)	(1)	(10)
Discontinued operations charges		1	1
Cash payments	(27)	(13)	(40)
Balance at December 31, 2013	14	11	25
Charges to restructuring	17	6	23
Adjustments of accruals	(2)		(2)
Cash payments	(18)	(8)	(26)
Currency impact	1		1
Balance at December 31, 2014	12	9	21
Charges to restructuring	12	3	15
Cash payments	(12)	(4)	(16)
Currency impact	(3)		(3)
Balance at December 31, 2015	$9	$8	$17

At December 31, 2015, the accrued employee termination benefits relate to the reduction of approximately 100 employees to be completed over the next year. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future Cost to Complete
	Prior to 2015	2015	Total to Date
Light Vehicle	$9	$2	$11	$2
Commercial Vehicle	23	13	36	12
Total	$32	$15	$47	$14

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5.  Inventories

Inventory components at December 31 —

	2015	2014
Raw materials	$303	$304
Work in process and finished goods	368	398
Inventory reserves	(46)	(48)
Total	$625	$654

Note 6.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2015	2014
Other current assets:
Deferred tax assets	$43	$50
Prepaid expenses	57	45
Other	8	16
Total	$108	$111

Other noncurrent assets:
Deferred tax assets	$78	$217
Prepaid income taxes	178
Amounts recoverable from insurers	44	44
Prepaid expenses	5	11
Deferred financing costs	4	5
Pension assets, net of related obligations	2	3
Other	42	32
Total	$353	$312

Property, plant and equipment, net:
Land and improvements to land	$185	$207
Buildings and building fixtures	405	420
Machinery and equipment	1,760	1,700
Total cost	2,350	2,327
Less: accumulated depreciation	(1,183)	(1,151)
Net	$1,167	$1,176

Other accrued liabilities (current):
Non-income taxes payable	$30	$30
Accrued interest	24	25
Warranty reserves	31	24
Asbestos claims obligations	12	13
Deferred income	8	9
Work place injury costs	5	8
Restructuring costs	10	9
Payable under forward contracts	15	20
Environmental	5	3
Other expense accruals	53	53
Total	$193	$194

Other noncurrent liabilities:
Income tax liability	$78	$75
Asbestos claims obligations	66	68
Deferred income tax liability	83	33
Work place injury costs	30	31
Warranty reserves	25	23
Restructuring costs	7	12
Other noncurrent liabilities	41	37
Total	$330	$279

Supplemental cash flow information —

	2015	2014	2013
Change in working capital:
Change in accounts receivable	$—	$(32)	$12
Change in inventories	(28)	(56)	50
Change in accounts payable	(22)	66	60
Change in accrued payroll and employee benefits	3	13	7
Change in accrued income taxes	(1)	(2)	(11)
Change in other current assets and liabilities	7	(28)	(14)
Net	$(41)	$(39)	$104

Cash paid during the period for:
Interest	$96	$122	$72
Income taxes	$90	$116	$136
Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$55	$48	$43
Stock compensation plans	$15	$13	$13
Conversion of preferred stock into common stock	$—	$372	$139
Conversion of preferred dividends into common stock	$—	$3	$1
Dividends on preferred stock accrued not paid	$—	$—	$4
Per share preferred dividends not paid	$—	$—	$1.00

Note 7.  Stockholders' Equity

Preferred Stock

We are authorized to issue 50,000,000 of Dana preferred stock, par value $0.01 per share. There were no preferred shares outstanding at December 31, 2015 or 2014.

Series A Preferred stock issuance and redemption — We had issued 2.5 million shares of our 4.0% Series A Preferred on January 31, 2008 to Centerbridge Partners, L.P. and certain of its affiliates (Centerbridge). Dividends accrued daily until redemption. In August 2013, we paid $474 to redeem our Series A preferred shares, including $3 of redemption costs. The amount paid exceeded the $242 carrying value of our Series A preferred stock. The $232 redemption premium was charged directly to accumulated deficit on our balance sheet. The redemption premium is treated like a dividend on preferred stock and deducted from net income attributable to the parent company in arriving at net income (loss) available to common stockholders.

Series B Preferred stock issuance and conversion — We had issued 5.4 million shares of our 4.0% Series B Preferred on January 31, 2008 to certain investors. Dividends accrued daily until conversion into common stock. During 2014 and 2013, holders of 2,296,802 and 1,417,425 Series B preferred shares elected to convert those preferred shares into common stock and received 19,517,593 and 11,985,254 common shares. The common stock issued included shares to satisfy the accrued dividends owed to the converting Series B preferred stockholders. Based on the market price of Dana common stock on the date of conversion, the fair value of the conversions totaled $409 and $249. As of July 2, 2014, the per share closing price of our common stock exceeded $22.24 for 20 consecutive trading days. As a result, we exercised our right to cause the conversion of all of the remaining outstanding Series B preferred shares at the conversion price of $11.93 upon fulfillment of the required 90-day notice period ending September 30, 2014. We caused the conversion of 1,506,972 Series B shares with holders receiving 12,631,780 common shares valued at $250 based on the market price of Dana common stock on the date of conversion.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At December 31, 2015, there were 150,092,003 shares of our common stock issued and 150,068,040 shares outstanding, net of 23,963 in treasury shares. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our stock compensation plan in addition to share repurchases noted below.

Our Board of Directors declared a quarterly cash dividend of six cents per share of common stock in the second, third and fourth quarters of 2015 and five cents per share of common stock in first quarter of 2015. Aggregate 2015 declared and paid dividends total $37. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Treasury stock — During 2014 we reissued 14,879,935 shares of treasury stock in conjunction with the conversion of 1,772,693 Series B preferred shares into common stock. The reissuance of the treasury shares resulted in a $127 charge to additional paid-in capital as the carrying value of the treasury shares reissued exceeded the carrying value of the Series B preferred shares converted. We use the weighted-average pool price of our treasury shares at the date of reissuance to determine the carrying value of treasury shares reissued. In December 2014, we retired 14,600,000 shares of treasury stock. The $294 excess of the cost of the treasury stock over the common stock par value, based on the weighted-average pool price of our treasury shares at the date of retirement, was charged to additional paid-in capital. In December 2015, we retired 18,100,000 shares of treasury stock. The $346 excess of the cost of the treasury stock over the common stock par value, based on the weighted-average pool price of our treasury shares at the date of retirement, was charged to additional paid-in capital.

Share repurchase program — Our Board of Directors approved a share repurchase program of $1,400, expiring on December 31, 2015. Under the program, we spent $311 to repurchase 16,412,485 shares of our common stock during 2015 through open market transactions.

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$(198)	$3	$12	$(610)	$(793)
Other comprehensive income (loss):
Currency translation adjustments	(40)				(40)
Holding gains (losses)		4	(1)		3
Reclassification of amount to net income (a)		(8)	(8)		(16)
Venezuela bolivar devaluation				2	2
Net actuarial gains				101	101
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				24	24
Tax expense				(5)	(5)
Other comprehensive income (loss)	(40)	(4)	(9)	122	69
Adjustment for purchase of noncontrolling interests	(4)	1			(3)
Balance, December 31, 2013	(242)	—	3	(488)	(727)
Other comprehensive income (loss):
Currency translation adjustments	(185)				(185)
Holding gains (losses)		(12)	3		(9)
Reclassification of amount to net income (a)		2	(1)		1
Venezuelan bolivar devaluation				4	4
Net actuarial losses				(156)	(156)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				60	60
Other				3	3
Tax benefit		1		11	12
Other comprehensive income (loss)	(185)	(9)	2	(78)	(270)
Balance, December 31, 2014	(427)	(9)	5	(566)	(997)
Other comprehensive income (loss):
Currency translation adjustments	(179)				(179)
Holding loss on net investment hedge	(2)				(2)
Holding gains (losses)		(14)	(3)		(17)
Reclassification of amount to net income (a)		20			20
Net actuarial losses				(28)	(28)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				25	25
Elimination of net prior service cost and actuarial losses of disposal group				10	10
Tax expense		(1)		(5)	(6)
Other comprehensive income (loss)	(181)	5	(3)	2	(177)
Balance, December 31, 2015	$(608)	$(4)	$2	$(564)	$(1,174)
___________________________________________________
Notes:
(a) Foreign currency contract and investment reclassifications are included in other income, net.
(b) See Note 10 for additional details.

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

Note 8.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2015	2014	2013
Income from continuing operations	$176	$343	$261
Less: Noncontrolling interests	21	9	16
Less: Preferred stock dividend requirements		7	25
Less: Preferred stock redemption premium			232
Income (loss) from continuing operations available to common stockholders - Numerator basic	155	327	(12)
Preferred stock dividend requirements		7
Numerator diluted	$155	$334	$(12)

Net income (loss) available to common stockholders - Numerator basic	$159	$312	$(13)
Preferred stock dividend requirements		7
Numerator diluted	$159	$319	$(13)

Weighted-average number of shares outstanding - Denominator basic	159.0	158.0	146.4
Employee compensation-related shares, including stock options	1.0	1.2
Conversion of preferred stock		14.3
Denominator diluted	160.0	173.5	146.4

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.4 million and 0.3 million CSEs from the calculations of diluted earnings per share for the years 2015 and 2013 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 1.5 million for 2013 since there was no net income available to common stockholders for this period.

We excluded 12.2 million shares related to the assumed conversion of our Series A preferred stock for 2013 and 39.9 million shares related to the assumed conversion of our Series B preferred stock for 2013, along with the adjustment for the related dividend requirements, as the conversions would have been anti-dilutive for the period.

Note 9.  Stock Compensation

2012 Omnibus Incentive Plan

Our 2012 Omnibus Incentive Plan (the Plan), as approved by our stockholders, authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and performance share units (PSUs) through April 2022. Cash-settled awards do not count against the maximum aggregate number. At December 31, 2015, there were 4.0 million shares available for future grants. Shares of common stock to be issued under the Plan are made available from authorized and unissued Dana common stock.

Award activity — (shares in millions)

	Options		SARs		RSUs		PSUs
		Weighted- Average		Weighted- Average		Weighted- Average Grant-Date		Weighted- Average Grant-Date
Outstanding at	Shares	Exercise Price	Shares	Exercise Price	Shares	Fair Value	Shares	Fair Value
December 31, 2014	1.9	$14.46	0.4	$15.18	1.5	$18.18	0.3	$24.36
Granted					0.7	21.68	0.4	22.97
Exercised or vested	(0.1)	13.83	(0.1)	12.53	(0.7)	17.21	(0.1)	24.48
Forfeited or expired					(0.2)	20.46	(0.2)	24.57
December 31, 2015	1.8	14.50	0.3	15.46	1.3	20.09	0.4	22.92

	2015	2014	2013
Weighted-average grant-date fair value per share granted
Stock options	N/A	N/A	$7.46
SARs	N/A	N/A	7.45
Intrinsic value of awards exercised or vested
Stock options / SARs	$1	$7	$14
RSUs / PSUs	16	8	5

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For options and SARs, we use an option-pricing model to estimate fair value. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $3 and $6 for cash-settled awards at December 31, 2015 and 2014.

We recognized total stock compensation expense of $14, $16 and $16 during 2015, 2014 and 2013. The total fair value of awards vested during 2015, 2014 and 2013 was $21, $13 and $10. We received $2, $7 and $15 of cash from the exercise of stock options and we paid $2, $2 and $4 of cash to settle SARs, RSUs and PSUs during 2015, 2014 and 2013. We issued 0.4 million in RSUs in 2015 based on vesting. At December 31, 2015, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $19. This cost is expected to be recognized over a weighted-average period of 2.0 years.

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

	Options	SARs
	2013	2013
Expected term (in years)	6.0	6.0
Risk-free interest rate	1.07%	1.07%
Dividend yield	1.41%	1.41%
Expected volatility	55.8%	55.8%

Restricted stock units and performance shares units — Each RSU or PSU granted represents the right to receive one share of Dana common stock or, at the election of Dana (for units awarded to board members) or for employees located outside the U.S. (for employee awarded units), cash equal to the market value per share. All RSUs contain dividend equivalent rights. RSUs granted to non-employee directors vest on the first anniversary date of the grant and those granted to employees generally cliff vest fully after three years. PSUs granted to employees vest if specified performance goals are achieved during the respective performance period, generally three years.

The number of PSUs that ultimately vest is contingent on achieving specified return on invested capital targets and specified total shareholder return targets relative to peer companies. For the portion of the PSU award based on the return on invested capital performance metric, we estimated the fair value at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the award is not dividend protected. The estimated grant date value is accrued over the performance period and adjusted as appropriate based on performance relative to the target. For the portion of the PSU award based on shareholder returns, we estimated the fair value at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the performance period. The risk-free interest rate was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield was calculated by dividing the expected annual dividend by the average stock price over the prior year. The expected volatility was based on historical volatility using daily stock price observations.

	PSUs
	2015	2014
Expected term (in years)	3.0	3.0
Risk-free interest rate	0.89%	0.64%
Dividend yield	0.98%	1.02%
Expected volatility	33.9%	43.6%

Outstanding awards expected to vest and exercisable or convertible at December 31, 2015 — (shares in millions)

	Equity Awards Outstanding Expected to Vest				Equity Awards Outstanding That are Exercisable or Convertible
			Weighted-Average				Weighted-Average
	Shares	Aggregate Intrinsic Value	Exercise Price	Remaining Contractual Life in Years	Shares	Aggregate Intrinsic Value	Exercise Price	Remaining Contractual Life in Years
Options / SARs	2.1	$2	$14.66	5.9	1.9	$2	$14.49	5.8
RSUs / PSUs	1.8	24	—	1.3	0.3	4	—	0.9

Annual cash incentive awards — Our 2012 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are based on achieving certain financial target performance goals. The performance goals of the plan are established annually by the Board of Directors.

Under the 2015, 2014 and 2013 programs, participants were eligible to receive annual cash awards based on achieving earnings and cash flow performance goals, with our 2013 program also including a component based on reduction of inventory days. Our long-term incentive programs include a performance-based cash award that consists of three individual annual awards with the related annual performance objectives established at the beginning of each year. Amounts earned under the three individual annual awards of the 2015, 2014 and 2013 long-term incentive programs cliff vest at the end of the respective three year periods covered by the long-term incentive programs. Our 2015, 2014 and 2013 long-term incentive programs included a cash-settled component which provided for payment if we achieved a certain return on invested capital. We accrued $35, $44 and $47 of expense in 2015, 2014 and 2013 for the expected cash payments under these programs.

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

Components of net periodic benefit cost (credit) and other amounts recognized in OCI —

	Pension Benefits
	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$66	$8	$80	$11	$74	$11
Expected return on plan assets	(108)	(2)	(111)	(1)	(117)	(1)
Service cost		5		6		6
Amortization of net actuarial loss	18	7	16	3	20	4
Settlement loss			36	6
Other			(5)	(1)
Net periodic benefit cost (credit)	(24)	18	16	24	(23)	20

Recognized in OCI:
Amount due to net actuarial (gains) losses	40	(6)	93	53	(88)	(1)
Reclassification adjustment for net actuarial losses in net periodic benefit cost	(18)	(7)	(52)	(9)	(20)	(4)
Venezuelan bolivar devaluation				(4)		(2)
Other		(11)	(2)	(1)
Total recognized in OCI	22	(24)	39	39	(108)	(7)
Net recognized in benefit cost (credit) and OCI	$(2)	$(6)	$55	$63	$(131)	$13

	OPEB - Non-U.S.
	2015	2014	2013
Interest cost	$3	$5	$5
Service cost	1	1	1
Amortization of net actuarial gain		(1)
Net periodic benefit cost	$4	$5	$6

Recognized in OCI:
Amount due to net actuarial (gains) losses	(6)	10	(12)
Reclassification adjustment for net actuarial gain in net periodic benefit cost		1
Total recognized in OCI	(6)	11	(12)
Net recognized in benefit cost and OCI	$(2)	$16	$(6)

Our U.S. defined benefit pension plans are frozen and no additional service cost is being accrued. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into benefit cost in 2016 is $21 for our U.S. plans and $5 for our non-U.S. plans. We use the corridor approach for purposes of systematically amortizing deferred gains or losses as a component of net periodic benefit cost into the income statement in future reporting periods. The amortization period used is generally the average remaining service period of active participants in the plan unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of the inactive participants. No portion of the estimated net actuarial gain related to OPEB plans will be amortized from AOCI into benefit cost in 2016.

As discussed in Note 2, upon the divestiture of our operations in Venezuela, we eliminated unrecognized pension expense of $11, of which $1 was attributable to noncontrolling interests.

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits
	2015		2014		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2015	2014
Reconciliation of benefit obligation:
Obligation at beginning of period	$1,823	$325	$1,805	$313	$110	$112
Interest cost	66	8	80	11	3	5
Service cost		5		6	1	1
Actuarial (gain) loss	(70)	(5)	212	54	(6)	10
Benefit payments	(127)	(11)	(124)	(16)	(5)	(6)
New plans		4		16
Settlements		(2)	(133)	(7)
Other			(17)	(11)
Translation adjustments		(36)		(41)	(17)	(12)
Obligation at end of period	$1,692	$288	$1,823	$325	$86	$110

The amounts included on the Other line of the preceding table represent the error correction discussed in Note 1 and the reclassification of the amount related to our operations in Venezuela to noncurrent liabilities of disposal group held for sale as discussed in Note 2.

	Pension Benefits
	2015		2014		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2015	2014
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$1,622	$44	$1,649	$42	$—	$—
Actual return on plan assets	(2)	3	230	2
Employer contributions		12		16	5	6
Benefit payments	(127)	(11)	(124)	(16)	(5)	(6)
Settlements		(2)	(133)	(7)
New plans		3		18
Asset reversion				(6)
Translation adjustments		(9)		(5)
Fair value at end of period	$1,493	$40	$1,622	$44	$—	$—

Funded status at end of period	$(199)	$(248)	$(201)	$(281)	$(86)	$(110)

Amounts recognized in the balance sheet —

	Pension Benefits
	2015		2014		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2015	2014
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$—	$2	$—	$3	$—	$—
Current liabilities		(10)		(10)	(4)	(5)
Noncurrent liabilities	(199)	(240)	(201)	(274)	(82)	(105)
Net amount recognized	$(199)	$(248)	$(201)	$(281)	$(86)	$(110)

Amounts recognized in AOCI —

	Pension Benefits
	2015		2014		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2015	2014
Amounts recognized in AOCI:
Net actuarial loss (gain)	$513	$83	$491	$103	$(15)	$(9)
Prior service cost				3
AOCI before tax	513	83	491	106	(15)	(9)
Deferred taxes		(21)		(25)	4	3
Net	$513	$62	$491	$81	$(11)	$(6)

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

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$—	$10	$—	$14
Projected benefit obligation		10		14
Fair value of plan assets		12		16
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	1,692	254	1,823	283
Projected benefit obligation	1,692	278	1,823	311
Fair value of plan assets	1,493	28	1,622	28

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2015
		U.S.				Non-U.S.
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserv-able Inputs	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserv-able Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. all cap (a)	$64	$64	$—	$—	$—	$—	$—
U.S. large cap	72	72
U.S. small cap	20	20
EAFE composite	132	132
Emerging markets	60	59			1
Fixed income securities:
U.S. core bonds (b)	136		136
Corporate bonds	471		471
U.S. Treasury strips	264		264
Non-U.S. government securities	21					21
Emerging market debt	64		64
Alternative investments:
Hedge fund of funds (c)	75			75
Insurance contracts (d)	12						12
Real estate	41			41
Other (e)	16		11			5
Cash and cash equivalents	85		84			1
Total	$1,533	$347	$1,030	$116	$1	$27	$12

		Fair Value Measurements at December 31, 2014
Equity securities:
U.S. all cap (a)	$76	$76	$—	$—	$—	$—	$—
U.S. large cap	76	76
U.S. small cap	22	22
EAFE composite	139	139
Emerging markets	78	75			3
Fixed income securities:
U.S. core bonds (b)	132		132
Corporate bonds	500		500
U.S. Treasury strips	263		263
Non-U.S. government securities	25					25
Emerging market debt	69		69
Alternative investments:
Hedge fund of funds (c)	87			87
Insurance contracts (d)	10						10
Real estate	50			50
Other (e)	(3)		(3)
Cash and cash equivalents	142		136			6
Total	$1,666	$388	$1,097	$137	$3	$31	$10
________________________________
Notes:

(a)
This category comprises a combination of small-, mid- and large-cap equity stocks that are allocated at the investment manager's discretion. Investments include common and preferred securities as well as equity funds that invest in these instruments.

(b)
This category represents a combination of investment grade corporate bonds, sovereign bonds, Yankee bonds, asset-backed securities and U.S. government bonds. Investments include fixed income funds that invest in these instruments.

(c)
This category includes fund managers that invest in a well-diversified group of hedge funds where strategies include, but are not limited to, event driven, relative value, long/short market neutral, multistrategy and global macro. Investments may be made directly or through pooled funds.

(d)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

(e)	Other assets in the U.S. represent interest rate derivatives which had a market value of $11 at December 31, 2015 and $(3) at December 31, 2014.

	2015			2014
	U.S.		Non-U.S.	U.S.		Non-U.S.
Reconciliation of Level 3 Assets	Hedge Fund of Funds	Real Estate and Other	Insurance Contracts	Hedge Fund of Funds	Real Estate and Other	Insurance Contracts
Fair value at beginning of period	$87	$50	$10	$83	$48	$11
Unrealized gains (losses) relating to:
Assets sold during the period
Assets still held at the reporting date	2	4		4	5
Purchases, sales and settlements		2			(3)	(1)
Currency impact			(1)
Transfers into (out of) Level 3	(14)	(15)	3
Fair value at end of period	$75	$41	$12	$87	$50	$10

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

The allocations among portfolios may be adjusted to meet changing objectives and constraints. We expect that as the funded status of the plans changes, we will increase or decrease the size of the Growth Portfolio in order to manage the risk of losses in the plan. At December 31, 2015, the Growth Portfolio (U.S. and non-U.S. equities, core and high-yield fixed income, hedge fund of funds, real estate, emerging market debt and cash) comprises 45% of total assets, the Immunizing Portfolio (long duration U.S. Treasury strips, corporate bonds and cash) comprises 53% and the Liquidity Portfolio (cash and short-term securities) comprises 2%. During 2015, the mid-points of the target ranges were 45.5% for the Growth Portfolio, 53.5% for the Immunizing Portfolio and 5% for the Liquidity Portfolio.

Significant assumptions — The significant weighted-average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	4.13%	2.83%	3.81%	3.75%	4.63%	4.15%
Net periodic benefit cost:
Discount rate	3.81%	3.75%	4.63%	4.15%	3.77%	3.93%
Rate of compensation increase	N/A	4.83%	N/A	3.77%	N/A	3.73%
Expected return on plan assets	7.00%	5.87%	7.00%	3.41%	7.00%	3.35%

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

We have historically estimated the interest and service cost components of net periodic benefit cost for pension and other postretirement benefits using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation of the plan at the most recent remeasurement date. At December 31, 2015, we changed the method used to estimate those interest and service components for pension and other postretirement benefit plans that utilize a yield curve approach. The new method will use a full yield curve approach to estimate the interest and service components by applying the specific spot rates along the yield curve used in the most recent remeasurement of the benefit obligation to the relevant projected cash flows. We believe the new method improves the correlation between the projected cash flows and the corresponding interest rates and provides a more precise measurement of interest and service costs. This change in accounting estimate will affect the calculation of the interest and service components of net periodic benefit cost beginning in 2016. Since the remeasurement of total benefit obligations is not affected, the 2016 reduction in periodic benefit cost will be offset by a change in the actuarial gain or loss.

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 6.50% expected return on asset assumption for 2016 for our U.S. plans.

The significant weighted-average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2015	2014	2013
	Non-U.S.	Non-U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	3.96%	3.84%	4.65%
Net periodic benefit cost:
Discount rate	3.84%	4.65%	3.90%
Initial health care cost trend rate	5.62%	5.91%	6.11%
Ultimate health care cost trend rate	5.03%	5.02%	5.03%
Year ultimate reached	2018	2018	2018

The discount rate selection process was similar to the process used for the pension plans. Assumed health care cost trend rates have a significant effect on the health care obligation. To determine the trend rates, consideration is given to the plan design, recent experience and health care economics.

A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2015:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on OPEB obligations	10	(9)

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the following five-year period are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	Non-U.S.
2016	$129	$12	$4
2017	124	13	4
2018	120	13	5
2019	117	15	5
2020	113	15	5
2021 to 2025	545	82	25
Total	$1,148	$150	$48

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. Projected contributions to be made during 2016 to the defined benefit pension plans are $14 for our non-U.S. plans. Based on the current funded status of our U.S. plans, there are no minimum contributions required for 2016.

Multi-employer pension plans — We participate in the Steelworkers Pension Trust (SPT) multi-employer pension plan which provides pension benefits to substantially all of our U.S. union-represented employees. We also have a small participation in the IAM National Pension Fund. Benefit levels are set by trustees who manage the plans. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreement expires May 31, 2017. The trustees of the SPT have provided us with the latest data available for the plan year ended December 31, 2015. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers as a result of our participation in the plan. Contribution rates could increase if the plan is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. If we choose to stop participating in the plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

	Employer Identification Number/ Plan Number	PPA Zone Status		Funding Plan Pending/ Implemented	Contributions by Dana			Surcharge Imposed
Pension Fund		2015	2014		2015	2014	2013
SPT	23-6648508 / 499	Green	Green	No	$10	$9	$9	No

Note 11.  Marketable Securities

	2015			2014
	Cost	Unrealized Gains (Losses)	Fair Value	Cost	Unrealized Gains (Losses)	Fair Value
U.S. government securities	$38	$—	$38	$38	$—	$38
Corporate securities	42		42	36		36
Certificates of deposit	18		18	23		23
Other	62	2	64	67	5	72
Total marketable securities	$160	$2	$162	$164	$5	$169

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $38, $54 and $6 at December 31, 2015.

Note 12.  Financing Agreements

Long-term debt at December 31 —

		2015		2014
	Interest Rate	Principal	Unamortized Debt Issue Costs	Principal	Unamortized Debt Issue Costs
Senior Notes due February 15, 2019	6.500%	$—	$—	$55	$(1)
Senior Notes due February 15, 2021	6.750%	350	(4)	350	(5)
Senior Notes due September 15, 2021	5.375%	450	(6)	450	(7)
Senior Notes due September 15, 2023	6.000%	300	(5)	300	(5)
Senior Notes due December 15, 2024	5.500%	425	(6)	425	(7)
Other indebtedness		66		79
Total		$1,591	$(21)	$1,659	$(25)

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions, capital lease obligations and the unamortized fair value adjustment related to a terminated interest rate swap. See Note 13 for additional information on the terminated interest rate swap. During the third quarter of 2015, we reversed the $6 embedded capital lease obligation associated with our exclusive long-term supply agreement with SIFCO. See Note 2 for additional information.

Scheduled principal payments on long-term debt at December 31, 2015 —

	2016	2017	2018	2019	2020	Thereafter	Total
Debt maturities	$17	$18	$20	$3	$—	$1,525	$1,583

Senior notes activity — In December 2014, we completed the sale of $425 in senior unsecured notes. Net proceeds of the offering totaled $418. Financing costs of $7 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The proceeds from the offering were used to redeem our February 2019 Notes.

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

On December 9, 2014, we elected to redeem $40 of our February 2019 Notes effective January 8, 2015 at a price equal to 103.000% plus accrued and unpaid interest. The notes redeemed on January 8, 2015 were included in current portion of long-term debt as of December 31, 2014. On March 16, 2015, we redeemed the remaining $15 of our February 2019 Notes at a price equal to 103.250% plus accrued and unpaid interest. The $2 loss on extinguishment of debt includes the redemption premium and the write-off of previously deferred financing costs associated with the February 2019 Notes.

In July 2013, we completed the sale of $750 in senior unsecured notes. Net proceeds of the offering totaled $734. Financing costs of $16 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. A portion of the net proceeds from the offering were used to repurchase all of our outstanding Series A preferred stock and to fund an accelerated common share repurchase transaction. The remaining net proceeds were be used to fund our previously authorized share repurchase program and for other general corporate purposes.

Senior notes redemption provisions — We may redeem some or all of the senior notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on the anniversary date of the senior notes in the years set forth below:

	Redemption Price
	February	September	September	December
Year	2021 Notes	2021 Notes	2023 Notes	2024 Notes
2016	103.375%	104.031%
2017	102.250%	102.688%
2018	101.125%	101.344%	103.000%
2019	100.000%	100.000%	102.000%	102.750%
2020	100.000%	100.000%	101.000%	101.833%
2021			100.000%	100.917%
2022			100.000%	100.000%
2023				100.000%

Prior to February 15, 2016 for the February 2021 Notes, during any 12-month period, we may at our option redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103.000% of the principal amount, plus accrued and unpaid interest. Prior to this date, we may redeem some or all of the February 2021 at a price equal to the aggregate principal amount thereof, plus accrued and unpaid interest, plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument, as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

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

There were no borrowings under the revolving facility at December 31, 2015 but we had utilized $37 for letters of credit. Based on our borrowing base collateral of $297, we had potential availability at December 31, 2015 under the revolving facility of $260 after deducting the outstanding letters of credit.

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

Debt covenants — At December 31, 2015, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 13.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs
December 31, 2015	Total	(Level 1)	(Level 2)
Marketable securities	$162	$64	$98
Currency forward contracts - Accounts receivable other
Cash flow hedges	1		1
Undesignated	2		2
Currency forward contracts - Other accrued liabilities
Cash flow hedges	5		5
Undesignated	1		1
Currency swaps - Accounts receivable other
Undesignated	4		4
Currency swaps - Other accrued liabilities
Undesignated	9		9

December 31, 2014
Marketable securities	$169	$72	$97
Currency forward contracts - Accounts receivable other
Cash flow hedges	1		1
Undesignated	1		1
Currency forward contracts - Other accrued liabilities
Cash flow hedges	11		11
Currency swaps - Other accrued liabilities
Undesignated	9		9

Changes in Level 3 recurring fair value measurements —

Notes receivable, including current portion	2013
Beginning of period	$129
Accretion of value (interest income)	11
Payment received and other	(61)
Unrealized loss (OCI)	(4)
Transfer out (to Level 2)	(75)
End of period	$—

During January 2014, we sold our interest in a payment-in-kind callable note to a third party for $75. Accordingly, we reclassified the note to current assets and, with observable market value readily available, we reduced the unrealized gain and transferred the note from Level 3 to Level 2 at December 31, 2013.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,525	$1,552	$1,580	$1,643
Other indebtedness*	66	56	79	77
Total	$1,591	$1,608	$1,659	$1,720
* The carrying value at December 31, 2015 includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap.

The fair value of our senior notes is estimated based upon a market approach (Level 2) while the fair value of our other indebtedness is based upon an income approach (Level 2). See Note 12 for additional information about financing arrangements.

Fair value measurements on a nonrecurring basis — Certain assets are measured at fair value on a nonrecurring basis. These are long-lived assets that are subject to fair value adjustments only in certain circumstances. These assets include intangible assets and property, plant and equipment which may be written down to fair value when they are held for sale or as a result of impairment.

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. Near the end of the third quarter of 2015, we terminated a fixed-to-floating interest rate swap on our December 2024 Notes. This interest rate swap served to convert the designated fixed-rate debt into variable-rate debt, using the 3-month U.S. LIBOR as the benchmark interest rate plus a spread of 307 basis points. Of the $425 total notional amount of the interest rate swap, $340 had been designated as a fair value hedge of the December 2024 Notes.

During the third quarter of 2015, prior to its termination, we realized a $2 interest expense reduction and cash savings from the interest rate swap. Upon termination, we also received a cash settlement of $4, indicative of the swap's favorable market value at that date. As a fair value hedge of the December 2024 Notes, the difference between the changes in fair value of the designated portion of the interest rate swap and the December 2024 Notes was treated as ineffectiveness and was recorded in the income statement as an adjustment to interest expense. Changes in the fair value associated with the undesignated portion of the interest rate swap did not represent ineffectiveness but were also recorded as an adjustment to interest expense. The total amount recorded as ineffectiveness and other such costs was $4 during the third quarter of 2015.

At December 31, 2015, no interest rate swaps remain outstanding. However, at that date, $8 remains on the balance sheet as the unamortized portion of the fair value adjustment to the carrying amount of the December 2024 Notes. The balance is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized during the fourth quarter of 2015 was not material.

Foreign currency derivatives — Our foreign currency derivatives include forward contracts associated with forecasted transactions, primarily involving the purchases and sales of inventory through the next sixteen months, as well as currency swaps associated with certain recorded intercompany loans receivable and payable. Periodically, our foreign currency derivatives also include net investment hedges of certain of our investments in foreign operations.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $212 at December 31, 2015 and $296 at December 31, 2014. The total notional amount of outstanding foreign currency swaps was $219 at December 31, 2015 and $10 at December 31, 2014.

The following currency derivatives were outstanding at December 31, 2015:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Euro	$47	$2	$49	Mar-17
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	46	30	76	Apr-17
British pound	U.S. dollar, Euro	12	1	13	Mar-17
Swedish krona	Euro	13		13	Mar-17
South African rand	U.S. dollar, Euro		15	15	Jun-16
Thai baht	U.S. dollar, Australian dollar		25	25	Dec-16
Brazilian real	U.S. dollar, Euro		2	2	Jun-16
Indian rupee	U.S. dollar, British pound, Euro		19	19	Feb-17
Total forward contracts		118	94	212

U.S. dollar	Mexican peso, Euro		139	139	Aug-16
Euro	Canadian dollar, British pound		80	80	Dec-16
Total currency swaps		—	219	219
Total currency derivatives		$118	$313	$431

Cash flow hedges — With respect to contracts designated as cash flow hedges, changes in fair value during the period in which the contracts remain outstanding are reported in OCI to the extent such contracts remain effective. Effectiveness is measured by using regression analysis to determine the degree of correlation between the change in the fair value of the derivative instrument and the change in the associated foreign currency exchange rates. Changes in fair value of contracts not designated as cash flow hedges or as net investment hedges are recognized in other income, net in the period in which the changes occur. Realized gains and losses from currency-related forward contracts, including those that have been designated as cash flow hedges and those that have not been designated, are recognized in other income, net.

Net investment hedges — With respect to contracts designated as net investment hedges, we apply the forward method and report changes in fair value in the CTA component of OCI during the period in which the contracts remain outstanding to the extent such contracts remain effective.

During the second quarter of 2015, we settled a $98 forward contract that had been executed and designated as a net investment hedge of the equivalent portion of certain of our European operations during the first quarter of 2015. Although no net investment hedges remain outstanding at December 31, 2015, a deferred loss of $2 associated with this settled contract has been recorded in AOCI as of that date and will remain deferred until such time as the investment in the associated subsidiary is substantially liquidated.

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to December 31, 2015 exchange rates. Deferred losses of $4 at December 31, 2015 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $10 at December 31, 2014. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during 2015.

Note 14.  Commitments and Contingencies

Asbestos personal injury liabilities — As part of our reorganization in 2008, assets and liabilities associated with personal injury asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company. The assets of DCLLC include insurance rights relating to coverage against these liabilities, marketable securities and other assets which are considered sufficient to satisfy its liabilities. DCLLC had approximately 25,000 active pending asbestos personal injury liability claims at both December 31, 2015 and 2014.

DCLLC had accrued $78 for indemnity and defense costs for settled, pending and future claims at December 31, 2015, compared to $81 at December 31, 2014. A fifteen-year time horizon was used to estimate the value of this liability.

At December 31, 2015, DCLLC had recorded $51 as an asset for probable recovery from insurers for the pending and projected asbestos personal injury liability claims, compared to $52 recorded at December 31, 2014. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. DCLLC has coverage agreements in place with insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount DCLLC would expect to recover if the accrued indemnity and defense costs were paid in full.

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

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at December 31, 2015 and 2014, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $11 at December 31, 2015 and $7 at December 31, 2014. During the third quarter of 2015, in response to additional information provided by continuing studies at our former foundry operation in Argentina, we recognized a $6 charge to cost of sales increasing our accrual for this location. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities. Other accounts receivable included a related recoverable from insurers or other parties of $1 at December 31, 2014.

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

In November 2013, we received an arbitration notice from Sypris Solutions, Inc. (Sypris), formerly our largest supplier, alleging damage claims under the 2007 long-term supply agreement that expired on December 31, 2014. In December 2013, we received Notice of Supplemental Claims by Sypris under the 2007 supply agreement. The arbitration proceedings related to these supplemental claims concluded in the second quarter of 2015 with Sypris being awarded immaterial damages. Sypris also alleged that Dana and Sypris entered into a new binding long-term supply agreement in July 2013. Dana filed suit against Sypris requesting a declaratory judgment that the parties did not enter into a new supply agreement. During the first quarter of 2015, the trial court granted summary judgment in Dana’s favor, rejecting Sypris’ position that a new contract was formed in July 2013. The Ohio Sixth District Court of Appeals upheld the summary judgment ruling and Sypris has not appealed that decision. It is uncertain whether Sypris will pursue its remaining claim that Dana failed to negotiate in good faith under the 2007 agreement. Dana maintains that this claim is without merit.

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

	2016	2017	2018	2019	2020	Thereafter	Total
Lease commitments	$34	$32	$24	$15	$13	$41	$159

	2015	2014	2013
Rent expense	$49	$51	$58

Note 15.  Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available.

Changes in warranty liabilities —

	2015	2014	2013
Balance, beginning of period	$47	$54	$66
Amounts accrued for current period sales	26	19	17
Adjustments of prior estimates	22	18	6
Settlements of warranty claims	(36)	(41)	(34)
Currency impact	(3)	(3)	(1)
Balance, end of period	$56	$47	$54

Note 16.  Income Taxes

Income tax expense (benefit) attributable to continuing operations —

	2015	2014	2013
Current
U.S. federal and state	$12	$(5)	$23
Non-U.S.	80	134	106
Total current	92	129	129

Deferred
U.S. federal and state	(9)	(177)	(1)
Non-U.S.	(1)	(22)	(9)
Total deferred	(10)	(199)	(10)
Total expense (benefit)	$82	$(70)	$119

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income from continuing operations before income taxes —

	2015	2014	2013
U.S. operations	$72	$175	$151
Non-U.S. operations	220	85	217
Income from continuing operations before income taxes	$292	$260	$368

Income tax audits — We conduct business globally and, as a result, file income tax returns in multiple jurisdictions that are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 2009. The U.S. federal income tax audits for 2011 and 2012 were settled during the first quarter of 2015, resulting in no incremental cash taxes.

We are currently under audit by U.S. and foreign authorities for certain taxation years. When the issues related to these periods are settled, the total amounts of unrecognized tax benefits for all open tax years may be modified. We accrued tax reserves of $2 in 2014 and $6 in 2013 for an uncertain tax position in Italy, which was settled in 2015. Audit outcomes and the timing of the audit settlements are subject to uncertainty and we cannot make an estimate of the impact on our financial position at this time.

Effective tax rate reconciliation for continuing operations —

	2015	2014	2013
U.S. federal income tax rate	35%	35%	35%
Adjustments resulting from:
State and local income taxes, net of federal benefit	1	1
Non-U.S. income	(10)	(6)	(4)
Non-U.S. tax incentives	(2)	(4)	(4)
Non-U.S. withholding taxes on undistributed earnings of non-U.S. operations	5	4	5
Intercompany sale of certain operating assets	9
Settlement and return adjustments		3	1
Miscellaneous items	2		1
Valuation allowance adjustments	(12)	(60)	(2)
Effective income tax rate for continuing operations	28%	(27)%	32%

The income tax rate varies from the U.S. federal statutory rate of 35% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

In 2014, income tax expense in the U.S. was reduced by $179 for release of valuation allowances for income forecasted to be realized in 2015 in connection with a tax planning action that involved a sale of an affiliate’s stock and certain operating assets by a U.S. subsidiary of the company to a non-U.S. affiliate expected to be completed in 2015. During the fourth quarter of 2015, the tax planning action was completed. The final income generated by the transaction was higher than anticipated as a consequence of proposed Internal Revenue Service regulations issued in 2015 providing guidance on the tax treatment afforded a component of the tax planning action we undertook, as well as revised income estimates, which resulted in an additional $66 release of valuation allowance. In conjunction with the completion of the intercompany sale of certain operating assets to a non-U.S. affiliate, a prepaid tax asset of $190 was recorded. The prepaid tax asset represents the usage of tax attributes recognized in 2014 and 2015, through the release of valuation allowance on our deferred tax assets, and will be amortized into tax expense over the life of the assets transferred in the transaction. During 2015, $2 of the prepaid tax asset was recognized in tax expense, as a result of this amortization. In addition, we recognized tax expense of $23 related to the sale of the affiliate’s stock.

No tax benefit was recognized on a charge of $80 in 2014 relating to the divestiture of our Venezuela operations due to the existence of a valuation allowance, resulting in an increase in the effective tax rate.

In 2013, income tax expense was reduced by $7 for the impact of new tax legislation and tax rate changes outside the U.S. Additionally, non-U.S. income in each of the three years contributed to an effective tax rate of less than 35% due to lower statutory tax rates in the countries where we operate outside the U.S.

Foreign income repatriation — We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized net expense of $1, $3 and $8 for 2015, 2014 and 2013 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $7, $7 and $13 during 2015, 2014 and 2013 related to the actual transfer of funds to the U.S. and between foreign subsidiaries.

The earnings of our non-U.S. subsidiaries will likely be repatriated to the U.S. in the form of repayments of intercompany borrowings and distributions from earnings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $1,233 at the end of 2015. Included in this amount are intercompany loans and related interest accruals with an equivalent value of $32 which are denominated in a foreign currency and considered to be permanently invested.

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

At December 31, 2015, we have a valuation allowance against our deferred tax assets in the U.S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weigh the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider changes to historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, the effect on historical profits of nonrecurring events, as well as tax planning strategies. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable, the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013 and the effects of the intercompany transfer of an affiliate's stock and certain operating assets, as discussed above. A sustained period of profitability, after considering historical changes from implemented actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released. Our U.S. operations have experienced improved profitability in recent years, but our analysis of the income of the U.S. operations, including changes to the historical income for the effects of developments through the current date and planned future actions, demonstrates historical losses as of December 31, 2015. Therefore, we have not achieved a level of sustained historical profitability that would, in our judgment, support a release of the valuation allowance at December 31, 2015.

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.

	2015	2014
Net operating loss carryforwards	$448	$654
Postretirement benefits, including pensions	137	148
Research and development costs	89	110
Expense accruals	58	57
Other tax credits recoverable	63	60
Capital loss carryforwards	50	55
Inventory reserves	15	18
Postemployment and other benefits	5	4
Other		25
Total	865	1,131
Valuation allowance	(662)	(728)
Deferred tax assets	203	403

Unremitted earnings	(68)	(31)
Intangibles	(29)	(41)
Depreciation	(43)	(39)
Other	(27)	(58)
Deferred tax liabilities	(167)	(169)
Net deferred tax assets	$36	$234

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating loss (NOL), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at December 31, 2015. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred Tax Asset	Valuation Allowance	Carryforward Period	Earliest Year of Expiration
Net operating losses
U.S. federal	$256	$(256)	20	2028
U.S. state	108	(108)	Various	2016
Brazil	20	(20)	Unlimited
France	12		Unlimited
Australia	31	(31)	Unlimited
South Africa	3	(3)	Unlimited
U.K.	7	(4)	Unlimited
Argentina	11	(11)	5	2016
Total	$448	$(433)

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets related to capital loss carryforwards of $50 which are fully offset with valuation allowances at December 31, 2015. We also have deferred tax assets of $63 related to other credit carryforwards which are offset with $61 of valuation allowances at December 31, 2015. The capital losses can be carried forward indefinitely while the other credits are generally available for 10 to 20 years with portions currently expiring. We also have a deferred tax asset of $32 related to NOLs for excess tax benefits generated upon the settlement of stock awards that increased a current year net operating loss. We cannot record the benefit of these losses in the financial statements until the losses are utilized to reduce our income taxes payable at which time we will recognize the tax benefit in equity.

The use of a portion of our $730 U.S. federal NOL as of December 31, 2015 is subject to limitation due to the change in ownership of our stock upon emergence from bankruptcy. Generally, the application of the relevant Internal Revenue Code (IRC) provisions will release the limitation on $84 of pre-change NOLs each year, allowing pre-change losses to offset post-change taxable income. Through further evaluation and audit adjustment, and after considering U.S. taxable income in 2015, we estimate that $594 of our U.S. federal NOLs remains subject to limitation as of December 31, 2015. The remainder of our U.S. federal NOLs represents a combination of post-change NOLs and pre-change NOLs on which the limitation has been released. However, there can be no assurance that trading in our shares will not effect another change in ownership under the IRC which would further limit our ability to utilize our available NOLs.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements, are recognized as components of income tax expense or benefit. Interest of $6 was accrued on the uncertain tax positions at both December 31, 2015 and 2014.

Reconciliation of gross unrecognized tax benefits —

	2015	2014	2013
Balance, beginning of period	$109	$101	$108
Decrease related to expiration of statute of limitations	(6)	(3)	(7)
Decrease related to prior years tax positions	(8)		(6)
Increase related to current year tax positions	8	25	6
Decrease related to settlements	(16)	(14)
Balance, end of period	$87	$109	$101

We anticipate that the change in our gross unrecognized tax benefits will not be significant in the next twelve months, as a result of examinations in various jurisdictions. The settlement of these matters will not impact the effective tax rate. Gross unrecognized tax benefits of $46 would impact the effective tax rate if recognized. If other open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 17.  Other Income, Net

	2015	2014	2013
Interest income	$13	$15	$25
Government grants and incentives	3	4	3
Foreign exchange gain (loss)	(20)	11	(5)
Gain on derecognition of noncontrolling interest	5
Strategic transaction expenses	(4)	(3)	(4)
Insurance and other recoveries	4	2	13
Gain on sale of marketable securities	1		9
Write-off of deferred financing costs			(4)
Recognition of unrealized gain on payment-in-kind note receivable		2	5
Amounts attributable to previously divested/closed operations	1
Other	11	17	13
Other income, net	$14	$48	$55

Interest income decreased from 2013 as a result of selling our payment-in-kind note receivable during the first quarter of 2014. The receipt of a payment on our payment-in-kind note receivable during the second quarter of 2013 resulted in the recognition of a portion of the related unrealized gain that arose following the valuation of the note receivable below its callable value at emergence from bankruptcy. The subsequent sale of the payment-in-kind note receivable during the first quarter of 2014 resulted in the recognition of the remaining unrealized gain. See Note 13 for additional information.

During 2013, we recorded $3 of interest income as a result of a favorable legal ruling related to recovery of gross receipts tax paid in Brazil in earlier periods.

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. During 2015, foreign exchange losses were primarily driven by the impact the strengthening U.S. dollar had on our Mexican peso and euro forward contracts. As discussed in Note 1 above, effective March 31, 2014, we ceased using the official bolivar exchange rate of 6.3 and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our subsidiaries in Venezuela. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. After remaining relatively unchanged during the second quarter the SICAD rate declined to 12.0 bolivars per U.S. dollar at September 30, 2014, resulting in a remeasurement charge of $3 during the third quarter. During 2014, we realized gains of $8 as CENCOEX approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during 2014 we realized net gains of $14 on sales and purchases of U.S. dollars through SICAD 2 at average rates of 49.9 bolivars per U.S. dollar. The foreign exchange gains and losses associated with our subsidiaries in Venezuela are included in the segment EBITDA of our Light Vehicle operating segment. Foreign exchange loss for 2013 includes a first quarter charge of $6 resulting from the February 2013 devaluation of Venezuela's official exchange rate from 4.3 to 6.3 bolivars per U.S. dollar. The charge was largely recovered over the balance of 2013 as the Venezuelan government allowed certain transactions to be settled at the former exchange rate.

Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a gain on the derecognition of the noncontrolling interest in a former Venezuelan subsidiary.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities.

During 2015, we reached a settlement with an insurance carrier for the recovery of previously incurred legal costs. During 2014 we received a payment from the liquidation proceedings of insurers. During 2013, we sold claims pending in the liquidation proceedings of an insurer to a third party, received payments from the liquidation proceedings of insurers and recorded an insurance recovery related to business interruptions resulting from flooding in Thailand.

As discussed in Note 12 above, during 2013 we wrote off previously deferred financing costs associated with our prior revolving credit facility and our terminated European Facility.

As part of correcting overstatements of our pension and postretirement obligations and goodwill in September 2014, we credited other income, net for $6 to effectively reverse a portion of the write-off of goodwill assigned to our former Driveshaft segment in 2008. See Note 1 for additional information.

Note 18.  Segments, Geographical Area and Major Customer Information

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

Segment information —

2015	External Sales	Inter- Segment Sales	Segment EBITDA	Capital Spend	Depreciation	Net Assets
Light Vehicle	$2,482	$126	$262	$140	$63	$1,002
Commercial Vehicle	1,533	95	100	33	32	692
Off-Highway	1,040	37	147	18	20	309
Power Technologies	1,005	15	149	34	28	421
Eliminations and other		(273)		35	15	493
Total	$6,060	$—	$658	$260	$158	$2,917

2014
Light Vehicle	$2,496	$139	$250	$129	$63	$1,002
Commercial Vehicle	1,838	92	172	38	34	869
Off-Highway	1,231	37	169	23	21	344
Power Technologies	1,052	19	154	30	32	442
Eliminations and other		(287)		14	14	378
Total	$6,617	$—	$745	$234	$164	$3,035

2013
Light Vehicle	$2,549	$124	$242	$82	$67	$970
Commercial Vehicle	1,860	119	194	40	44	938
Off-Highway	1,330	44	163	33	18	379
Power Technologies	1,030	21	150	33	35	454
Eliminations and other		(308)		21	11	311
Total	$6,769	$—	$749	$209	$175	$3,052

Net assets include certain cash balances, accounts receivable, inventories, other current assets, certain intangibles, investments in affiliates, other noncurrent assets, net property, plant and equipment, notes payable and short term debt, accounts payable and current accrued liabilities.

Reconciliation of segment EBITDA to consolidated net income —

	2015	2014	2013
Segment EBITDA	$658	$745	$749
Corporate expense and other items, net	(6)	1	(2)
Depreciation	(158)	(164)	(175)
Amortization of intangibles	(16)	(49)	(87)
Restructuring	(15)	(21)	(24)
Stock compensation expense	(14)	(16)	(16)
Strategic transaction expenses	(4)	(3)	(4)
Other items	(6)	9
Impairment of long-lived assets	(36)
Distressed supplier costs	(8)
Amounts attributable to previously divested/closed operations	(6)
Loss on disposal group held for sale		(80)
Pension settlement charges		(42)
Loss on extinguishment of debt	(2)	(19)
Write-off of deferred financing costs			(4)
Gain on derecognition of noncontrolling interest	5
Recognition of unrealized gain on payment-in-kind note receivable		2	5
Interest expense	(113)	(118)	(99)
Interest income	13	15	25
Income from continuing operations before income taxes	292	260	368
Income tax expense (benefit)	82	(70)	119
Equity in earnings (losses) of affiliates	(34)	13	12
Income from continuing operations	176	343	261
Income (loss) from discontinued operations	4	(15)	(1)
Net income	$180	$328	$260
Reconciliation of segment net assets to consolidated total assets —

	2015	2014
Segment net assets	$2,917	$3,035
Accounts payable and other current liabilities	1,091	1,261
Other current and long-term assets	318	609
Consolidated total assets	$4,326	$4,905

Geographic information — Of our 2015 consolidated net sales, the U.S., Italy, Germany and Brazil account for 46%, 9%, 6% and 4%, respectively. No other country accounts for more than 5% of our consolidated net sales over the past three years. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment.

	Net Sales			Long-Lived Assets
	2015	2014	2013	2015	2014	2013
North America
United States	$2,805	$2,760	$2,559	$441	$368	$311
Other North America	405	366	399	90	111	131
Total	3,210	3,126	2,958	531	479	442
Europe
Italy	570	703	734	58	61	71
Germany	368	429	410	100	106	124
Other Europe	785	846	850	153	151	161
Total	1,723	1,978	1,994	311	318	356
South America
Brazil	240	505	639	80	119	129
Other South America	137	266	344	19	22	56
Total	377	771	983	99	141	185
Asia Pacific	750	742	834	226	238	242
Total	$6,060	$6,617	$6,769	$1,167	$1,176	$1,225

Sales to major customers — Ford is the only individual customer to whom sales have exceeded 10% of our consolidated sales in the past three years. Sales to Ford for the three most recent years were $1,187 (20% ) in 2015, $1,217 (18%) in 2014 and $1,226 (18% ) in 2013.

Note 19. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Dividends received from equity affiliates were $16, $16 and $10 in 2015, 2014 and 2013.

Equity method investments exceeding $5 at December 31, 2015 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$83
Bendix Spicer Foundation Brake, LLC	20%	49
Axles India Limited	48%	7
All others as a group		9
Investments in equity affiliates		148
Investment in affiliates carried at cost		2
Investment in affiliates		$150

Our equity method investments in Dongfeng Dana Axle Co., Ltd. (DDAC), Bendix Spicer Foundation Brake, LLC and Axles India Limited are included in the net assets of our Commercial Vehicle operating segment.

The significant decline in China's commercial vehicle market during 2015 resulted in a series of monthly operating losses by DDAC. These factors when combined with updated long-range plan information received from DDAC in the fourth quarter of 2015, which incorporated China's projected "new normal" future growth rate, indicated that we may not be able to recover the carrying value of our investment in DDAC. During the fourth quarter of 2015, we calculated the fair value of our investment in DDAC to determine if we had an other-than-temporary decline in the carrying value of our investment. We used both the discounted cash flow (an income approach) and guideline public company (a market approach) methods, weighting each equally, to fair value our investment in DDAC. The discounted cash flow method used DDAC's updated long-range plan and focuses on estimating the expected after-tax cash flows attributable to the subject company over its life and converting these after-tax cash flows to present value through discounting. The discount rate of 16.0% which was used in our assessment accounts for both the time value of money and subject company risk factors. The guideline public company method focuses on comparing a subject company to reasonably similar (or "guideline") publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline public companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the subject company relative to the selected guideline companies; and (iii) applied to the operating data of the subject company to arrive at an indication of fair value. The carrying value of our investment in DDAC exceeded the calculated fair value by $39. The $39 impairment charge has been included in equity in earnings of affiliates.

The carrying value of our equity method investments at December 31, 2015 was $29 more than our share of the affiliates’ book value, including $19 attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in assets, excluding goodwill, is being amortized on a straight-line basis over the underlying assets’ estimated useful lives of five to forty-five years.

Summarized financial information for DDAC and other equity affiliates on a combined basis —

	DDAC			Other Equity Affiliates Combined
	2015	2014	2013	2015	2014	2013
Sales	$554	$762	$835	$582	$564	$497
Gross profit	$45	$82	$82	$113	$100	$79
Pre-tax income	$(14)	$23	$19	$42	$33	$25
Net income	$(6)	$17	$20	$40	$32	$24
Dana's equity earnings in affiliate	$(45)	$5	$7	$11	$8	$5

	DDAC		Other Equity Affiliates Combined
	2015	2014	2015	2014
Current assets	$406	$552	$180	$192
Noncurrent assets	206	177	71	73
Total assets	$612	$729	$251	$265

Current liabilities	$385	$506	$97	$123
Noncurrent liabilities	95	61	12	13
Total liabilities	$480	$567	$109	$136

Dana Holding Corporation
Quarterly Results (Unaudited)
(In millions, except per share amounts)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,608	$1,609	$1,468	$1,375
Gross margin	$228	$236	$213	$172
Net income (loss)	$74	$63	$122	$(79)
Net income (loss) attributable to the parent company	$63	$59	$119	$(82)
Net income (loss) per share available to parent company common stockholders
Basic	$0.38	$0.36	$0.75	$(0.54)
Diluted	$0.38	$0.36	$0.75	$(0.54)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,688	$1,710	$1,637	$1,582
Gross margin	$234	$248	$240	$223
Net income	$37	$90	$93	$108
Net income attributable to the parent company	$34	$86	$90	$109
Net income per share available to parent company common stockholders
Basic	$0.21	$0.54	$0.56	$0.65
Diluted	$0.19	$0.49	$0.52	$0.64
___________________________________________________________
Note: Gross margin is net sales less cost of sales.

Net income for the third quarter of 2015 includes a $36 loss on impairment of long-lived assets and a deferred tax asset valuation allowance release of $100. Net income for the fourth quarter of 2015 includes a $39 impairment loss related to our equity method investment in DDAC, a charge resulting from deferred tax asset valuation allowance adjustments of $49 and tax expense of $23 on the sale of an affiliate's stock to a non-U.S. affiliate. Net income for the fourth quarter of 2014 includes an $80 loss on the disposal group held for sale, $42 of pension settlement charges, a $19 loss on extinguishment of debt and a deferred tax asset valuation allowance release of $179.

Dana Holding Corporation
Schedule II
Valuation and Qualifying Accounts and Reserves
(In millions)

Amounts deducted from assets in the balance sheets —

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Accounts Receivable - Allowance for Doubtful Accounts
2015	$6	$1	$(1)	$(1)	$5
2014	$7	$1	$(1)	$(1)	$6
2013	$8	$—	$(1)	$—	$7

Inventory Reserves
2015	$48	$18	$(16)	$(4)	$46
2014	$48	$20	$(15)	$(5)	$48
2013	$51	$16	$(19)	$—	$48

Deferred Tax Assets - Valuation Allowance
2015	$728	$(49)	$(1)	$(16)	$662
2014	$982	$(246)	$(7)	$(1)	$728
2013	$1,184	$(143)	$(8)	$(51)	$982

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

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Dana has adopted Standards of Business Conduct that apply to all of its officers and employees worldwide. Dana also has adopted Standards of Business Conduct for the Board of Directors. Both documents are available on Dana’s Internet website at http://www.dana.com/investors.

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Selection of Chairman and Chief Executive Officer; Succession Planning,” “Information About the Nominees,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2016, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Pension Benefits,” “Nonqualified Deferred Compensation at Fiscal Year-End,” “Executive Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2016, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2016, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information at December 31, 2015 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	3.6	$14.50	4.0
Equity compensation plans not approved by security holders
Total	3.6	$14.50	4.0
________________________________________
Notes:

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2015.

(2)
Calculated without taking into account the 1.8 shares of common stock subject to outstanding restricted stock and performance share units that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2016, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Auditors" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2016, which section is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date:	February 18, 2016	By:	/s/ James K. Kamsickas
James K. Kamsickas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 18th day of February 2016 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ James K. Kamsickas	President and Chief Executive Officer
James K. Kamsickas	(Principal Executive Officer)

/s/ Rodney R. Filcek	Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer
Rodney R. Filcek	(Principal Financial and Principal Accounting Officer)

/s/ Virginia A. Kamsky*	Director
Virginia A. Kamsky

/s/ Terrence J. Keating*	Director
Terrence J. Keating

/s/ R. Bruce McDonald*	Director
R. Bruce McDonald

/s/ Joseph C. Muscari*	Non-Executive Chairman and Director
Joseph C. Muscari

/s/ Mark A. Schulz*	Director
Mark A. Schulz

/s/ Keith E. Wandell*	Director
Keith E. Wandell

*By:	/s/ Marc S. Levin
Marc S. Levin, Attorney-in-Fact

EXHIBIT INDEX

All documents referenced below were filed by Dana Corporation or Dana Holding Corporation (as successor registrant) - file number 001-01063, unless otherwise indicated.

No.	Description
3.1	Second Restated Certificate of Incorporation of Dana Holding Corporation. Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated October 29, 2014, and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Dana Holding Corporation. Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated January 26, 2016, and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
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

10.1**	Executive Employment Agreement dated August 11, 2015 by and between James K. Kamsickas and Dana Holding Corporation. Filed with this Report.
10.2**
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

10.4**	Dana Limited Supplemental Executive Retirement Plan. Filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.
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

12	Computation of Ratio of Earnings to Fixed Charges. Filed with this Report.
21	List of Consolidated Subsidiaries of Dana Holding Corporation. Filed with this Report.
23	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.
101
The following materials from Dana Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements, filed herewith.

**	Management contract or compensatory plan required to be filed as part of an exhibit pursuant to Item 15(b) of Form 10-K.