Form 10-Q
period 2016-03-31
DANA HOLDING CORP
filed 2016-04-21
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2016
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 147,884,663 shares of the registrant’s common stock outstanding at April 8, 2016.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net sales	$1,449	$1,608
Costs and expenses
Cost of sales	1,250	1,380
Selling, general and administrative expenses	98	100
Amortization of intangibles	2	5
Restructuring charges, net	1	1
Loss on extinguishment of debt		(2)
Other income, net	1	12
Income before interest expense and income taxes	99	132
Interest expense	27	28
Income before income taxes	72	104
Income tax expense	24	31
Equity in earnings of affiliates		1
Net income	48	74
Less: Noncontrolling interests net income	3	11
Net income attributable to the parent company	$45	$63

Net income per share attributable to the parent company
Basic	$0.30	$0.38
Diluted	$0.30	$0.38

Weighted-average shares outstanding - Basic	149.4	164.7
Weighted-average shares outstanding - Diluted	149.9	166.0

Cash dividends declared per share	$0.06	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net income	$48	$74
Less: Noncontrolling interests net income	3	11
Net income attributable to the parent company	45	63

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	29	(99)
Hedging gains and losses	3	(1)
Investment and other gains and losses	2	1
Defined benefit plans	7	16
Other comprehensive income (loss) attributable to the parent company	41	(83)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	1
Defined benefit plans		1
Other comprehensive income attributable to noncontrolling interests	1	1

Total comprehensive income (loss) attributable to the parent company	86	(20)
Total comprehensive income attributable to noncontrolling interests	4	12
Total comprehensive income (loss)	$90	$(8)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$669	$791
Marketable securities	164	162
Accounts receivable
Trade, less allowance for doubtful accounts of $5 in 2016 and 2015	804	673
Other	133	115
Inventories
Raw materials	325	303
Work in process and finished goods	345	322
Other current assets	123	108
Total current assets	2,563	2,474
Goodwill	91	80
Intangibles	112	102
Other noncurrent assets	342	353
Investments in affiliates	150	150
Property, plant and equipment, net	1,210	1,167
Total assets	$4,468	$4,326

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$27	$22
Accounts payable	795	712
Accrued payroll and employee benefits	130	145
Taxes on income	19	19
Other accrued liabilities	181	193
Total current liabilities	1,152	1,091
Long-term debt, less debt issuance costs of $21 in 2016 and 2015	1,574	1,553
Pension and postretirement obligations	523	521
Other noncurrent liabilities	335	330
Total liabilities	3,584	3,495
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 148,074,536 and 150,068,040 shares outstanding	2	2
Additional paid-in capital	2,313	2,311
Accumulated deficit	(374)	(410)
Treasury stock, at cost (2,412,087 and 23,963 shares)	(30)	(1)
Accumulated other comprehensive loss	(1,133)	(1,174)
Total parent company stockholders' equity	778	728
Noncontrolling equity	106	103
Total equity	884	831
Total liabilities and equity	$4,468	$4,326

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$48	$74
Depreciation	41	39
Amortization of intangibles	2	6
Amortization of deferred financing charges	1	1
Call premium on senior notes		2
Earnings of affiliates, net of dividends received	2	1
Stock compensation expense	2	3
Deferred income taxes	4	5
Pension contributions, net	(7)	(5)
Change in working capital	(128)	(141)
Other, net	8	(5)
Net cash used in operating activities	(27)	(20)

Investing activities
Purchases of property, plant and equipment	(71)	(62)
Acquisition of business	(18)
Purchases of marketable securities	(12)	(11)
Proceeds from sales of marketable securities	3	10
Proceeds from maturities of marketable securities	8	6
Other	(2)	(2)
Net cash used in investing activities	(92)	(59)

Financing activities
Net change in short-term debt	11	6
Repayment of letters of credit		(4)
Proceeds from long-term debt	32	18
Repayment of long-term debt	(24)	(56)
Call premium on senior notes		(2)
Dividends paid to common stockholders	(9)
Distributions to noncontrolling interests	(1)	(1)
Repurchases of common stock	(28)	(63)
Other	(1)	(2)
Net cash used in financing activities	(20)	(104)

Net decrease in cash and cash equivalents	(139)	(183)
Cash and cash equivalents – beginning of period	791	1,121
Effect of exchange rate changes on cash balances	17	(53)
Cash and cash equivalents – end of period	$669	$885

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions

3.	Disposal Groups and Impairment of Long-Lived Assets

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our 2015 Form 10-K. Certain prior year amounts have been reclassified to conform to the 2016 presentation.

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

Recently adopted accounting pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued an amendment that eliminates the requirement to restate prior period financial statements for measurement period adjustments in accounting for business combinations. Entities must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance became effective January 1, 2016 and requires prospective application to qualifying business combinations.

In May 2015, the FASB issued guidance that modifies disclosures related to investments for which fair value is measured using the net asset value (or its equivalent) per share practical expedient by eliminating the requirement to categorize such assets under the fair value hierarchy. The new guidance also eliminates the requirement to include in certain disclosures those investments that are merely eligible to be measured using the practical expedient, limiting the disclosures to those investments actually valued under that approach. This guidance became effective January 1, 2016 and requires retrospective application. We are currently evaluating the impact this guidance will have on our year-end pension asset disclosures.
In April 2015, the FASB issued an amendment to provide explicit guidance about a customer's accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer must account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the customer must account for the arrangement as a service contract. We adopted the new guidance effective January 1, 2016. Applying the amendment to all arrangements entered into or materially modified after the effective date did not have an impact on our consolidated financial statements.

In April 2015, the FASB issued guidance to provide for a practical expedient that permits an entity to measure defined benefit plan assets and obligations as of the month end that is closest to the date of a significant event, such as a plan amendment, settlement or curtailment, that calls for a remeasurement in accordance with existing requirements. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations. The new guidance was effective January 1, 2016 and did not impact our consolidated financial statements.

In February 2015, the FASB released updated consolidation guidance that entities must use to evaluate specific ownership and contractual arrangements that lead to a consolidation conclusion. The updates could change consolidation outcomes affecting presentation and disclosures. The new guidance was effective January 1, 2016 and did not impact our consolidated financial statements.

In June 2014, the FASB issued guidance to provide clarity on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of a share-based payment award. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendment requires that a performance target that affects vesting and extends beyond the end of the service period be treated as a performance condition and not as a factor in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance was effective January 1, 2016 and did not impact our consolidated financial statements.

Recently issued accounting pronouncements

In March 2016, the FASB issued simplification guidance to eliminate the requirement to retrospectively apply the equity method of accounting upon obtaining significant influence over an investment that it previously accounted for under the cost basis or at fair value. That is, it is no longer required to restate all periods as if the equity method had been in effect during all previous periods that the investment had been held. The guidance applies to covered transactions that occur after December 31, 2016. Early adoption is permitted. The significance of this guidance for us is dependent on any qualifying future investments.

In March 2016, the FASB issued guidance that simplifies the embedded derivative analysis for debt instruments containing contingent call or put options. The amendment clarifies that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. That is, a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. This guidance becomes effective January 1, 2017 and must be applied on a modified retrospective basis to all existing and future debt instruments. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance that clarifies the hedge accounting impact when there is a change in one of the counterparties to a derivative contract. The new guidance clarifies that a change in the counterparty to a derivative contract by itself does not require the dedesignation of a hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance becomes effective January 1, 2018 and can be applied on either a prospective basis or a modified retrospective basis. Early adoption is permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In February 2016, the FASB issued its new lease accounting standard. The primary focus of the standard addresses the accounting of lessees. It requires all lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease) on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern in the income statement. Quantitative and qualitative disclosures are required to provide insight into the extent of revenue and expense recognized and expected to be recognized from leasing arrangements. This guidance becomes effective January 1, 2019. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In January 2016, the FASB issued an amendment that addresses the recognition, measurement, presentation and disclosure of certain financial instruments. Investments in equity securities currently classified as available-for-sale and carried at fair value, with changes in fair value reported in other comprehensive income (OCI), will be carried at fair value determined on an exit price notion and changes in fair value will be reported in net income. The new guidance also affects the assessment of deferred tax assets related to available-for-sale securities, the accounting for liabilities for which the fair value option is elected and the disclosures of financial assets and financial liabilities in the notes to the financial statements. This guidance, which becomes effective January 1, 2018, is not expected to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued guidance that requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration a company expects to be entitled to in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB adopted a one-year deferral of this guidance. In March 2016, the FASB issued an amendment to clarify the principal versus agent assessment in a revenue transaction. This guidance will be effective January 1, 2018 with the option to adopt the standard as of the original effective date, January 1, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Note 2. Acquisitions

On January 29, 2016, we acquired the aftermarket distribution business of Magnum® Gaskets (Magnum), a U.S.-based supplier of gaskets and sealing products for automotive and commercial-vehicle applications, for a purchase price of $18 at closing and additional cash payments of up to $2 contingent upon the achievement of certain sales metrics over a future two-year period. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $1. Assets acquired included trademarks and trade names, customer relationships and goodwill. The results of operations of Magnum are reported within our Power Technologies operating segment. We acquired Magnum using cash on hand. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements were presented.

Note 3. Disposal Groups and Impairment of Long-Lived Assets

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

Impairment of long-lived assets — On February 1, 2011, we entered into an agreement with SIFCO S.A. (SIFCO), a leading producer of steer axles and forged components in South America. In return for payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components. Our Commercial Vehicle operating segment had sales attributable to SIFCO supplied axles and parts of $98 and $225 in 2015 and 2014.

This agreement was accounted for as a business combination for financial reporting purposes. The aggregate fair value of the net assets acquired were allocated primarily to the exclusivity provisions of the supply agreement as a contract-based intangible asset and recorded within our Commercial Vehicle operating segment. Fair value was also allocated to fixed assets and an embedded lease obligation. The intangible asset were being amortized and the fixed assets were being depreciated on a straight-line basis over ten years. The embedded lease obligations were being amortized using the effective interest method over the ten-year useful lives of the related fixed assets.

On April 22, 2014, SIFCO and affiliated companies filed for judicial reorganization before Bankruptcy Court in São Paulo, Brazil and an ancillary Chapter 15 proceeding before the Bankruptcy Court of the Southern District of New York. The Brazilian bankruptcy case has subsequently been moved to the 5th Lower Civil Court in the Judicial District of Jundiai, the location of SIFCO's principal operations. Until the third quarter of 2015, SIFCO complied with the terms of the supply agreement. In August 2015, SIFCO discontinued production of our orders and failed to comply with provisions of the supply agreement. We obtained a judicial injunction requiring that SIFCO release any finished product in their possession that was produced pursuant to the supply agreement, resume production and parts supply pursuant to the terms of the supply agreement and cease communications with our customers regarding direct sale of parts. SIFCO contested the injunction we obtained, without success, and refused to comply with injunction. Through a judicial seizure order issued on September 9, 2015, we were successful in obtaining the release of the finished product.

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

On October 27, 2015, we entered into an interim agreement with SIFCO under which they have continued to supply us product while pursuing various mutually satisfactory longer-term alternatives. While agreeing on suitable short-term arrangements with SIFCO, we have preserved the ability to pursue the legal rights and remedies available to us to enforce compliance with the original supply agreement. Our ability to maintain continued uninterrupted product supply to satisfy our customer commitments is somewhat uncertain, dependent on continued mutually satisfactory interim arrangements with SIFCO and the outcome of their reorganization proceedings.

Note 4. Goodwill and Other Intangible Assets

Goodwill — The carrying amount of goodwill attributable to each of our operating segments at March 31, 2016 were as follows: Off-Highway — $84 and Power Technologies — $7. The change in the carrying amount of goodwill in 2016 is due to currency fluctuation and the acquisition of an aftermarket distribution business. See Note 2 for additional information.

Components of other intangible assets —

		March 31, 2016			December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$88	$(85)	$3	$86	$(83)	$3
Trademarks and trade names	12	5	(1)	4	3	(2)	1
Customer relationships	7	400	(380)	20	383	(370)	13
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$578	$(466)	$112	$557	$(455)	$102

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at March 31, 2016 were as follows: Light Vehicle — $23, Commercial Vehicle — $35, Off-Highway — $36 and Power Technologies — $18.

Amortization expense related to amortizable intangible assets —

	Three Months Ended March 31,
	2016	2015
Charged to cost of sales	$—	$1
Charged to amortization of intangibles	2	5
Total amortization	$2	$6

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2016 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2016	2017	2018	2019	2020
Amortization expense	$7	$6	$3	$2	$1

Note 5. Restructuring of Operations

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

During the first quarter of 2016, we continued to execute our previously announced actions. Restructuring expense during the first quarter of 2016 was $1 and primarily represented continuing exit costs.

During the first quarter of 2015, restructuring expense of $1 also primarily represented continuing exit costs associated with previously announced actions.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2015	$9	$8	$17
Charges to restructuring		1	1
Cash payments	(1)	(2)	(3)
Balance at March 31, 2016	$8	$7	$15

At March 31, 2016, the accrued employee termination benefits include costs to reduce approximately 100 employees to be completed over the next year. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our approved restructuring initiatives for our business segments at March 31, 2016.

	Expense Recognized			Future Cost to Complete
	Prior to 2016	2016	Total to Date
Light Vehicle	$9	$—	$9	$2
Commercial Vehicle	25	1	26	12
Total	$34	$1	$35	$14

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Actions approved subsequent to the balance sheet date — During April 2016, we approved and announced the closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky. The closure is expected to be completed by mid-2017. Specific actions to implement the closure are still being evaluated. At present, we expect that completion of this action will require cash expenditures in the range of $15 to $20, including restructuring charges for employee separation and equipment relocation costs, capital investment costs for supplier tooling and other exit costs.

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a quarterly cash dividend of six cents per share of common stock in the first quarter of 2016. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. The program expires on December 31, 2017. Under the program, we spent $28 to repurchase 2,264,692 shares of our common stock during the first quarter of 2016 through open market transactions. Approximately $272 remained available under the program for future share repurchases as of March 31, 2016.

Changes in equity —

	2016			2015
Three Months Ended March 31,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, December 31	$728	$103	$831	$1,080	$100	$1,180
Total comprehensive income (loss)	86	4	90	(20)	12	(8)
Common stock dividends	(9)		(9)	(8)		(8)
Distributions to noncontrolling interests		(1)	(1)		(1)	(1)
Common stock share repurchases	(28)		(28)	(63)		(63)
Derecognition of noncontrolling interests			—		(5)	(5)
Stock compensation	2		2	4		4
Stock withheld for employee taxes	(1)		(1)	(2)		(2)
Balance, March 31	$778	$106	$884	$991	$106	$1,097

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(608)	$(4)	$2	$(564)	$(1,174)
Other comprehensive income:
Currency translation adjustments	29				29
Holding gains and losses		1	2		3
Reclassification of amount to net income (a)		2			2
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				7	7
Other comprehensive income	29	3	2	7	41
Balance, March 31, 2016	$(579)	$(1)	$4	$(557)	$(1,133)

Balance, December 31, 2014	$(427)	$(9)	$5	$(566)	$(997)
Other comprehensive income (loss):
Currency translation adjustments	(101)				(101)
Holding loss on net investment hedge	2				2
Holding gains and losses		(6)	1		(5)
Reclassification of amount to net income (a)		5			5
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				6	6
Elimination of net prior service costs and actuarial losses of disposal group				10	10
Other comprehensive income (loss)	(99)	(1)	1	16	(83)
Balance, March 31, 2015	$(526)	$(10)	$6	$(550)	$(1,080)
(a) Foreign currency contract and investment reclassifications are included in other income, net.
(b) See Note 9 for additional details.

Upon completion of the divestiture of our operations in Venezuela in January 2015, we eliminated the unrecognized pension expense and the noncontrolling interest related to our former Venezuelan subsidiaries. See Note 3 for additional information regarding the disposal group held for sale at the end of 2014 and divested in January 2015.

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended March 31,
	2016	2015
Numerator - Basic and Diluted:
Net income attributable to the parent company	$45	$63

Denominator:
Weighted-average shares outstanding - Basic	149.4	164.7
Employee compensation-related shares, including stock options	0.5	1.3
Weighted-average shares outstanding - Diluted	149.9	166.0

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 1.9 million and 0.2 million CSEs from the calculations of diluted earnings per share in 2016 and 2015 as the effect of including them would have been anti-dilutive.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the first quarter of 2016.

		Weighted-average Per Share
	Granted (In millions)	Grant Date Fair Value
RSUs	1.1	$13.24
PSUs	0.4	$13.21

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified return on invested capital targets and specified total shareholder return targets relative to peer companies. For the portion of the award based on the return on invested capital performance metric, we estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the award is not dividend protected. For the portion of the award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 1.00% was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield of 1.40% was calculated by dividing the expected annual dividend by the average stock price over the prior year. The expected volatility of 33.4% was based on historical volatility over the prior three years using daily stock price observations.

We paid $1 of cash to settle RSUs during 2016 and issued 0.4 million shares of common stock based on the vesting of RSUs. We recognized stock compensation expense of $2 and $3 during 2016 and 2015. At March 31, 2016, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $34. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2016		2015		OPEB - Non-U.S.
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	2016	2015
Interest cost	$13	$2	$17	$2	$1	$1
Expected return on plan assets	(23)	(1)	(27)	(1)
Service cost		1		2
Amortization of net actuarial loss	5	2	5	1
Net periodic benefit cost (credit)	$(5)	$4	$(5)	$4	$1	$1

Pension expense was a credit of $1 for the three months ended March 31, 2016, unchanged from the comparable period in 2015 as the effect of a lower assumed return on plan assets was offset by a reduction in the interest component. Approximately $4 of the reduction in interest resulted from adopting a full yield curve approach to estimating interest expense effective at the beginning of 2016. The new method applies the specific spot rates along the yield curve used in the most recent remeasurement of the benefit obligation, resulting in a more precise estimate.

Note 10. Marketable Securities

	March 31, 2016			December 31, 2015
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$37	$—	$37	$38	$—	$38
Corporate securities	40		40	42		42
Certificates of deposit	23		23	18		18
Other	60	4	64	62	2	64
Total marketable securities	$160	$4	$164	$160	$2	$162

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $43, $53 and $4 at March 31, 2016.

Note 11. Financing Agreements

Long-term debt at —

		March 31, 2016		December 31, 2015
	Interest Rate	Principal	Unamortized Debt Issue Costs	Principal	Unamortized Debt Issue Costs
Senior Notes due February 15, 2021	6.750%	$350	$(4)	$350	$(4)
Senior Notes due September 15, 2021	5.375%	450	(6)	450	(6)
Senior Notes due September 15, 2023	6.000%	300	(4)	300	(5)
Senior Notes due December 15, 2024	5.500%	425	(6)	425	(6)
Other indebtedness		81	(1)	66
Total		$1,606	$(21)	$1,591	$(21)

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions, capital lease obligations and the unamortized fair value adjustment related to a terminated interest rate swap. See Note 12 for additional information on the terminated interest rate swap.

Senior notes — On December 9, 2014, we elected to redeem $40 of our previously outstanding February 2019 Notes effective January 8, 2015 at a price equal to 103.000% plus accrued and unpaid interest. On March 16, 2015, we redeemed the remaining $15 of our February 2019 Notes at a price equal to 103.250% plus accrued and unpaid interest. The $2 loss on extinguishment of debt includes the redemption premium and the write-off of previously deferred financing costs associated with the February 2019 Notes.

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

There were no borrowings under the revolving facility at March 31, 2016 but we had utilized $37 for letters of credit. Based on our borrowing base collateral of $341, we had potential availability at March 31, 2016 under the revolving facility of $304 after deducting the outstanding letters of credit.

Debt covenants — At March 31, 2016, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs
March 31, 2016	Total	(Level 1)	(Level 2)
Marketable securities	$164	$64	$100
Currency forward contracts - Accounts receivable other
Cash flow hedges	1		1
Undesignated	1		1
Currency forward contracts - Other accrued liabilities
Cash flow hedges	2		2
Undesignated	1		1
Currency swaps - Accounts receivable other
Undesignated	9		9
Currency swaps - Other accrued liabilities
Undesignated	8		8

December 31, 2015
Marketable securities	$162	$64	$98
Currency forward contracts - Accounts receivable other
Cash flow hedges	1		1
Undesignated	2		2
Currency forward contracts - Other accrued liabilities
Cash flow hedges	5		5
Undesignated	1		1
Currency swaps - Accounts receivable other
Undesignated	4		4
Currency swaps - Other accrued liabilities
Undesignated	9		9

Fair value of financial instruments – The financial instruments that are not carried in our balance sheet at fair value are as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,525	$1,525	$1,525	$1,552
Other indebtedness*	81	71	66	56
Total	$1,606	$1,596	$1,591	$1,608
* The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap.

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

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of March 31, 2016, no interest rate swaps remain outstanding. However, an $8 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at March 31, 2016. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the first quarter of 2016.

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $191 as of March 31, 2016 and $212 as of December 31, 2015. The total notional amount of outstanding foreign currency swaps was $155 as of March 31, 2016 and $219 as of December 31, 2015.

The following currency derivatives were outstanding at March 31, 2016:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$60	$2	$62	Jun-17
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	44	13	57	Aug-17
British pound	U.S. dollar, Euro	5		5	Jun-17
Swedish krona	Euro	13		13	Jun-17
South African rand	U.S. dollar, Euro		16	16	Sep-16
Thai baht	U.S. dollar, Australian dollar		18	18	Dec-16
Canadian dollar	U.S. dollar		4	4	Mar-17
Brazilian real	Euro		4	4	Mar-17
Indian rupee	U.S. dollar, British pound, Euro		12	12	Feb-17
Total forward contracts		122	69	191

U.S. dollar	Mexican peso		85	85	Apr-16
Euro	Canadian dollar, British pound		70	70	Dec-16
Total currency swaps		—	155	155
Total currency derivatives		$122	$224	$346

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

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to March 31, 2016 exchange rates. Deferred losses of $1 at March 31, 2016 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $4 at December 31, 2015. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during the first quarter of 2016.

Note 13. Commitments and Contingencies

Asbestos personal injury liabilities — As part of our reorganization in 2008, assets and liabilities associated with personal injury asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company. The assets of DCLLC include insurance rights relating to coverage against these liabilities, marketable securities and other assets which are considered sufficient to satisfy its liabilities. DCLLC had approximately 25,000 active pending asbestos personal injury liability claims at both March 31, 2016 and December 31, 2015. DCLLC had accrued $75 for indemnity and defense costs for settled, pending and future claims at March 31, 2016, compared to $78 at December 31, 2015. A fifteen-year time horizon was used to estimate the value of this liability.

At March 31, 2016, DCLLC had recorded $49 as an asset for probable recovery from insurers for the pending and projected asbestos personal injury liability claims, compared to $51 recorded at December 31, 2015. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. DCLLC has coverage agreements in place with insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of the insurance coverage, but rather the amount DCLLC would expect to recover if the accrued indemnity and defense costs were paid in full.

DCLLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. Dana Holding Corporation has no obligation to increase its investment in or otherwise support DCLLC.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at March 31, 2016 and December 31, 2015, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $10 at March 31, 2016 and $11 at December 31, 2015. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

In November 2013, we received an arbitration notice from Sypris Solutions, Inc. (Sypris), formerly our largest supplier, alleging damage claims under the long-term supply agreement that expired on December 31, 2014. The arbitration proceedings related to these claims concluded in the second quarter of 2015 with Sypris being awarded immaterial damages. Sypris also alleged that Dana and Sypris entered into a new binding long-term supply agreement in July 2013. Dana filed suit against Sypris requesting declaratory judgment that the parties did not enter into a new supply agreement. During the first quarter of 2015, the court granted summary judgment in Dana’s favor, rejecting Sypris’ position that a new contract was formed in July 2013. The Ohio Sixth District Court of Appeals upheld the summary judgment ruling in December 2015 and that decision is no longer subject to appeal. It is uncertain whether Sypris will pursue its remaining claim that Dana failed to negotiate in good faith under the 2007 agreement. Dana maintains that this claim is without merit.

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

Changes in warranty liabilities —

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$56	$47
Amounts accrued for current period sales	7	7
Adjustments of prior estimates	5	2
Settlements of warranty claims	(10)	(8)
Currency impact	1	(2)
Balance, end of period	$59	$46

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

We reported income tax expense related to operations of $24 and $31 for the quarters ended March 31, 2016 and 2015. The effective income tax rates vary from the U.S. federal statutory rate of 35% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S. Tax expense in 2016 included $3 from the amortization of a prepaid tax asset related to an intercompany transaction completed in 2015. Our effective tax rates were 33% and 30% in 2016 and 2015.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $1 for the quarters ended March 31, 2016 and 2015 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $1 during the first quarter of 2016 and 2015 related to the actual transfer of funds to the U.S. and transfers of funds between foreign subsidiaries.

At March 31, 2016, we have a valuation allowance against our deferred tax assets in the U.S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider changes to historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, the effect on historical profits of nonrecurring events, as well as tax planning strategies. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable, the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013 and the effects of the intercompany transfer of an affiliate's stock and certain operating assets by a U.S. subsidiary of the company to a non-U.S. affiliate. A sustained period of profitability, after considering historical changes from implemented actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released. Our U.S. operations have experienced improved profitability in recent years, but our analysis of the income of the U.S. operations, including changes to the historical income for the effects of developments through the current date and planned future actions, demonstrated historical losses as of March 31, 2016. Therefore, we have not achieved a level of sustained historical profitability that would, in our judgment, support a release of the valuation allowance at March 31, 2016.

Note 16. Other Income, Net

	Three Months Ended March 31,
	2016	2015
Interest income	$3	$3
Foreign exchange loss	(2)
Strategic transaction expenses	(2)	(1)
Gain on derecognition of noncontrolling interest		5
Gain on sale of marketable securities		1
Other	2	4
Other income, net	$1	$12

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Upon completion of the disposal of our operations in Venezuela in January 2015, we recognized a gain on the derecognition of the noncontrolling interest in a former Venezuelan subsidiary.

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

Segment information —

	2016			2015
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$613	$32	$58	$637	$37	$64
Commercial Vehicle	333	22	26	433	25	35
Off-Highway	241	9	32	284	11	39
Power Technologies	262	3	35	254	4	38
Eliminations and other		(66)			(77)
Total	$1,449	$—	$151	$1,608	$—	$176

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended March 31,
	2016	2015
Segment EBITDA	$151	$176
Corporate expense and other items, net	(3)
Depreciation	(41)	(39)
Amortization of intangibles	(2)	(6)
Restructuring	(1)	(1)
Stock compensation expense	(2)	(3)
Strategic transaction expenses	(2)	(1)
Other items	(4)
Distressed supplier costs	(1)
Amounts attributable to previously divested/closed operations	1
Gain on derecognition of noncontrolling interest		5
Loss on extinguishment of debt		(2)
Interest expense	(27)	(28)
Interest income	3	3
Income before income taxes	72	104
Income tax expense	24	31
Equity in earnings of affiliates		1
Net income	$48	$74

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at March 31, 2016 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$81
Bendix Spicer Foundation Brake, LLC	20%	50
Axles India Limited	48%	7
All others as a group		10
Investments in equity affiliates		148
Investments in affiliates carried at cost		2
Investments in affiliates		$150

Summarized financial information for DDAC —

	Three Months Ended March 31,
	2016	2015
Sales	$120	$154
Gross profit	$10	$11
Pre-tax loss	$(3)	$(2)
Net loss	$(2)	$(2)
Dana's equity in loss of affiliate	$(2)	$(2)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.

Forward-Looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can often be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “predicts,” “seeks,” “estimates,” “projects,” “outlook,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, variations or negatives of these words. These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries (Dana) based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline, sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At March 31, 2016, we employed approximately 23,600 people, operated in 25 countries and had 90 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices.

External sales by operating segment for the quarters ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016		2015
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$613	42.3%	$637	39.6%
Commercial Vehicle	333	23.0%	433	26.9%
Off-Highway	241	16.6%	284	17.7%
Power Technologies	262	18.1%	254	15.8%
Total	$1,449		$1,608

See Note 17 to our consolidated financial statements in Item 1 of Part I for further financial information about our operating segments.

Our internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Operational and Strategic Initiatives

Over the past several years, we have focused on maintaining a strong overall financial position — driving profitability in our business, simplifying our capital structure, maintaining strong cash flows and addressing structural costs. We have also strengthened and streamlined our operating segments to focus on our core competencies of driveline technologies, sealing systems and thermal management. With an experienced leadership team, we believe that we are well-positioned to place increasing focus on profitable growth and shareholder returns.

Shareholder returns and capital structure actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our common shareholders in the form of cash dividends and reduction in the number of common share equivalents outstanding.  Over the past three years, we returned $1,400 of cash to shareholders in connection with redemption of preferred stock and repurchase of common shares. From program inception in 2012 through December 31, 2015, we repurchased 67 million shares, inclusive of the common share equivalent reduction resulting from redemption of preferred shares. In January 2016, our Board of Directors approved the expansion of our share repurchase program from $1,400 to $1,700, and during the first quarter of 2016 we repurchased 2.3 million shares for $28. Additionally, we declared and paid quarterly common stock dividends over the past four years, raising the dividend from five cents to six cents per share in the second quarter of 2015.

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

Technology leadership — With a clear focus on market-based value drivers, global-mega trends and customer sustainability objectives and requirements, we are driving innovation to create differentiated value for our customers, enabling a “market pull” product pipeline. Our sealing and thermal engine expertise provides us with early insight into some of the critical design factors important to our customers. When combined with our drivetrain expertise, we are able to collaborate with our customers on complete power conveyance solutions, from the engine through the vehicle driveline. We are committed to making investments and diversifying our product offerings to strengthen our competitive position in our core driveline, sealing and thermal technologies businesses, creating value for our customers through improved fuel efficiency, emission control, electric and hybrid electric solutions, durability and cost of ownership, software integration and systems solutions. Our industry leading electronically actuated disconnecting all wheel drive technology, which we believe is the most fuel efficient rapidly disconnecting system in the market, was recently selected by one of our major customers for a significant new global vehicle platform - opening up new commercial channels for us in the passenger car, crossover and sport utility vehicle markets. A strategic alliance with Fallbrook Technologies Inc. (Fallbrook) provides us the opportunity to leverage leading edge continuously variable planetary (CVP) technology into the development of advanced drivetrain and transmission solutions for customers in our light vehicle and off-highway markets.

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

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses – targeting increased future aftermarket sales. In January 2016, we completed the acquisition of Magnum® Gaskets' (Magnum) aftermarket distribution business which includes the Magnum brand, product portfolio, existing customer contracts and distribution rights. The Magnum brand is the third largest aftermarket sealing brand in the U.S. and Canada, providing us with access to new customers for sealing products and an additional aftermarket channel for other products.

Selective acquisitions — Our current acquisition focus is to identify “bolt-on” or adjacent acquisition opportunities that have a strategic fit with our existing core businesses, particularly opportunities that support our growth initiatives and enhance the value proposition of our customer product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities and other uses of capital – with a disciplined financial approach designed to ensure profitable growth and increased shareholder value.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2016 Outlook			2015	2014
North America
Light Truck (Full Frame)	4,300	to	4,400	4,136	3,834
Light Vehicle Engines	16,000	to	16,500	15,510	15,119
Medium Truck (Classes 5-7)	230	to	240	237	226
Heavy Truck (Class 8)	240	to	260	323	297
Agricultural Equipment	50	to	55	58	64
Construction/Mining Equipment	145	to	155	158	158
Europe (including Eastern Europe)
Light Truck	8,800	to	8,900	8,525	7,790
Light Vehicle Engines	22,500	to	23,000	22,423	21,510
Medium/Heavy Truck	440	to	445	435	397
Agricultural Equipment	190	to	195	202	220
Construction/Mining Equipment	295	to	305	299	301
South America
Light Truck	900	to	950	941	1,146
Light Vehicle Engines	2,100	to	2,150	2,488	3,176
Medium/Heavy Truck	70	to	80	88	167
Agricultural Equipment	30	to	35	32	43
Construction/Mining Equipment	10	to	15	13	17
Asia-Pacific
Light Truck	24,000	to	25,000	24,132	22,337
Light Vehicle Engines	48,500	to	49,500	47,247	46,497
Medium/Heavy Truck	1,400	to	1,450	1,383	1,573
Agricultural Equipment	655	to	690	676	710
Construction/Mining Equipment	390	to	410	405	509

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles, greater availability of credit, stronger consumer confidence and other factors have combined to stimulate new vehicle sales. Light vehicle sales in 2015 increased about 6% from 2014, with sales that year being up 6% from 2013. The market continued to be strong in early 2016 with this year's first quarter sales up 7% from the same period of 2015. Many of our programs are focused in the full frame light truck segment. Sales in this segment were especially strong the past two years, being up about 9% in 2015 and 8% in 2014. Production levels were reflective of the stronger light vehicle sales. Production of approximately 17.5 million light vehicles in 2015 was 3% higher than in 2014, after production increased about 5% the preceding year. Light vehicle engine production was similarly higher, up 2% in 2015 and 6% in 2014. In the key full frame light truck segment, production levels increased about 8% in 2015 compared with an increase of 6% in 2014. Production levels in the first quarter of this year continued to follow the sales pattern, with light vehicle production higher than last year's first quarter by about 5%, light vehicle engine build up 9% and full frame light truck production up 17%. Days’ supply of total light vehicles in the U.S. at the end of March 2016 was around 65, up slightly from 61 days at December 2015 and 58 days at the end of March 2015. In the full frame light truck segment, this year's strong first quarter production raised inventory levels at the end of March to 75 days, up from 62 days at the end of 2015 and 67 days at the end of March 2015.

Looking ahead to the remainder of 2016, we believe the North American markets will continue to be relatively strong. Generally improved employment levels, low fuel prices and relatively stable consumer confidence are expected to provide a favorable economic climate. We've increased our current outlook for 2016, with light vehicle engine production now expected to be around 16.0 to 16.5 million units and full frame light truck production expected to be in the range of 4.3 to 4.4 million units, increases of 4 to 6% from 2015.

Medium/heavy vehicle markets — Similar to the light vehicle market, the commercial vehicle segment benefited from an improving North America economy in recent years, leading to increased medium duty Classes 5-7 truck production the past two years. After increasing 12% in 2014, medium duty production increased another 4% in 2015. In the Class 8 segment, production levels increased 21% in 2014 and another 8% in 2015 to around 323,000 units. Medium duty production has been relatively stable this year, with first quarter 2016 production being up about 2% from the same period last year. In the Class 8 segment, order levels and production began declining in the second half of 2015. As expected, first quarter 2016 Class 8 production is about 19% lower than last year's first quarter.

Our full year Class 8 production outlook remains at 240,000 to 260,000 units, a decrease of around 20 to 26% from 2015. However, based on the current level of orders, we expect production will likely be closer to the low end of our range. Our medium duty production outlook is unchanged and expected to be relatively comparable with 2015.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 5% in 2015 after increasing 3% in 2014 and light truck production being higher by 9% in 2015 after being up about 7% in 2014. A stable to modestly improving current economic environment contributed to continued year-over-year production increases, with light vehicle engine build in the first quarter of 2016 being about 1% higher than the same period of last year and light truck production in this year's first quarter increasing about 8%. We expect the current economic stability to persist in 2016. As such, our full year forecast is unchanged and reflects light truck and light vehicle engine production that is relatively comparable to or up slightly from 2015. The economic climate in most South America markets the past couple years has been weak, volatile and challenging. Light truck production declined 12% in 2014 and was down another 17% in 2015. Light vehicle engine production was similarly down 16% in 2014 and another 22% in 2015. During the first quarter of 2016, we've seen continuing market weakness with this year's first quarter light truck and light vehicle engine production being lower than any quarter of 2015. Year-over-year first quarter light truck and light vehicle engine production was 14% and 29% lower than last year. With the region now expected to be somewhat weaker over the full year, we've lowered our 2016 outlook to levels that are flat to down 15% compared with 2015. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 9% in 2014 and was up another 8% in 2015, while light vehicle engine production increased 3% in 2014 and another 1% in 2015. First quarter 2016 light truck production in the region was up 7% compared with the same period of 2015, with year-over-year first-quarter light vehicle engine build being comparable. Our full year outlooks are unchanged. We expect to see continued growth in 2016, with year-over-year light truck production being flat to up 4% and light vehicle engine production being higher by about 3 to 5%.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets, albeit with improvements in the medium/heavy truck market being a little slower to manifest. Signs of a strengthening European market emerged in 2015 with medium/heavy truck production in 2015 being up about 10% from the preceding year. In this year's first three months, medium/heavy truck production increased about 2% compared with last year's first quarter. For the full year 2016, our outlook is unchanged. We expect Europe medium/heavy truck production to be up modestly from 2015. A weakening South America economic climate in 2014 led to medium/heavy truck production declining about 23% in 2014 and another 49% in 2015. As with the light vehicle markets, we've seen additional weakness in South America in early 2016. Sequentially, first quarter truck production was about the same as last year's fourth quarter but down 18% compared with last year's third quarter. With the demand having weakened over the course of 2015, the year-over-year first quarter medium/heavy truck production comparison reflects a decrease of about 35%. With South America now expected to be somewhat weaker, we've lowered our full year 2016 outlook reflecting a year-over-year decline in medium/heavy truck production of around 9 to 20%. The medium/heavy truck market in Asia Pacific was sluggish the past two years, being up a modest 3% in 2014 and declining about 12% in 2015 as a slowdown in the China market materialized. While the China market is expected to be comparable to up modestly in 2016, an improving India market is expected to help improve production in the region. First quarter 2016 medium/heavy truck production was up about 11% from the same period of last year. For the full year of 2016, our outlook is unchanged with production expected to be 1 to 5% higher than in 2015.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with more than 75% of its sales coming from Europe and more than 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments. After experiencing increased global demand in 2011 and 2012, these markets have been relatively weak over the past three years. Global demand in the agriculture market was down about 11% in 2014 and 7% in 2015. The construction/mining segment weakened about 4% in 2014 and 11% in 2015. We currently expect these markets to be somewhat weaker than our previous outlook in February, with demand levels in both segments now expected to range from flat to down 4% compared to 2015.

Foreign Currency Effects
Weaker international currencies relative to the U.S. dollar had a significant impact on our sales and results of operations in 2015. Approximately 54% of our consolidated sales were outside the U.S., with euro zone countries and Brazil accounting for approximately 41% and 7% of our non-U.S. sales. Translation of our international activities at average exchange rates in 2015 as compared to average rates in 2014 reduced sales by $516, with $268 attributable to a weaker euro and $91 to a weaker Brazil real. In this year's first quarter, weaker international currencies compared to last year's first quarter reduced sales by $72. A weaker Brazil real and Argentina peso reduced South America sales by $29, with a weaker euro and South Africa rand reducing Europe region sales by $16. Our current full year 2016 sales outlook anticipates overall weaker international currencies reducing year-over-year sales by $200 to $300, with an assumed euro/U.S. dollar rate of 1.10 to 1.05 and U.S. dollar/Brazil real rate of 4.00 to 4.25. A 5% movement on the euro and Brazil real rates would impact 2016 sales in our outlook by approximately $65 and $10, respectively.

Brazil Market
Reduced market demand resulting from the weak economic environment in Brazil in 2015 has led to production levels in the light vehicle and medium/heavy duty vehicle markets that are lower by about 22% and 44% from 2014. As a consequence, sales by our operations in Brazil for 2015 were $240, down from $505 the preceding year. Continuing weakness occurred in this year's first quarter, with light vehicle production being about 13% lower than last year's fourth quarter and about 21% lower than last year's third quarter. Sequentially, first-quarter 2016 medium/heavy truck production was comparable with last year's fourth quarter and about 17% lower than last year's third quarter. The full year outlook for Brazil now has light vehicle production down about 15% and medium/heavy truck production lower by about 11% from 2015. Our medium/heavy duty presence is particularly significant, with approximately 75% of our 2015 and first-quarter 2016 Brazil sales originating in our Commercial Vehicle operating segment. In response to the challenging economic conditions in this country, we implemented restructuring and other reduction actions in 2015 and continue to trim costs to the extent practicable. As discussed in Note 2 to our consolidated financial statements in Item 1, one of our major suppliers is operating with judicial oversight under reorganization proceedings in Brazil. We are continuing to operate under an interim agreement with this supplier while continuing to evaluate alternatives to ensuring continued uninterrupted product supply to satisfy our customer commitments.

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

Lower commodity prices decreased our costs by approximately $7 in the first three months of 2016, while higher commodity prices increased our costs by approximately $2 in the same period of 2015. Material recovery and other pricing actions reduced sales by about $8 in this year's first three months, while first-quarter 2015 sales were increased by $15 from such actions.

Sales, Earnings and Cash Flow Outlook

	2016 Outlook	2015	2014
Sales	$5,800 - $6,000	$6,060	$6,617
Adjusted EBITDA	$640 - $670	$652	$746
Free Cash Flow	$120 - $140	$146	$276

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

Over the past three years, adjusted EBITDA margin as a percent of sales has remained relatively constant at around 11% despite certain markets being weak and volatile. Where practicable, we have aligned our cost with weaker demand levels in certain markets. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. With a continued focus on cost and new business coming on at competitive rates, we expect to see a slight margin improvement in 2016. Further margin improvement following 2016 is anticipated as we expect to see increased end user demand in certain markets, along with continued benefit from additional new business and cost reduction actions.

Free cash flow generation has been strong the past three years as we benefited from strong earnings and closely managed working capital and capital spend requirements. Free cash flow in 2014 benefited from the receipt of $40 of interest from the sale of an in-kind note receivable. Lower pension contributions, restructuring payments and cash taxes also benefited free cash flow in 2014, while increased new program launches resulted in higher capital spending. The lower free cash flow in 2015 is primarily due to lower earnings and increased capital spend to support new program launches, with lower cash taxes and restructuring payments providing a partial offset. During the first quarter of 2016, we were successful in being selected by certain of our major customers for new programs. Although not scheduled to begin production until 2018, these programs will require capital investment during the remainder of this year. As such, we increased our expected capital spend in 2016 by $40 to a range of $320 to $340 and correspondingly reduced our 2016 free cash flow outlook to $120 to $140. Other free cash flow elements were unchanged from our previous outlook. Net interest will consume cash of around $90, with estimated cash taxes being about $90, restructuring expenditures about $25 and pension contributions around $15 – all relatively comparable with 2015.

Among our Operational and Strategic Initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. This, more than anything, is what will position us for profitable future growth. Our success on this front is measured, in part, by our sales backlog which is net new business received that will be launching in the future and adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At December 31, 2015, our sales backlog of net new business for the 2016 through 2018 period was $750. This current backlog compares to a three-year sales backlog at the end of 2014 that approximated $680 when adjusted for current exchange rates and market demand – an increase of 10%.

Summary Consolidated Results of Operations (Year-to-Date, 2016 versus 2015)

	Three Months Ended March 31,
	2016		2015
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,449		$1,608		$(159)
Cost of sales	1,250	86.3%	1,380	85.8%	(130)
Gross margin	199	13.7%	228	14.2%	(29)
Selling, general and administrative expenses	98	6.8%	100	6.2%	(2)
Amortization of intangibles	2		5		(3)
Restructuring charges, net	1		1		—
Loss on extinguishment of debt			(2)		2
Other income, net	1		12		(11)
Income before interest expense and income taxes	99		132		(33)
Interest expense	27		28		(1)
Income before income taxes	72		104		(32)
Income tax expense	24		31		(7)
Equity in earnings of affiliates			1		(1)
Net income	48		74		(26)
Less: Noncontrolling interests net income	3		11		(8)
Net income attributable to the parent company	$45		$63		$(18)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended March 31,			Amount of Change Due To
	2016	2015	Increase/ (Decrease)	Currency Effects	Acquisitions	Organic Change
North America	$782	$834	$(52)	$(8)	$2	$(46)
Europe	410	463	(53)	(21)		(32)
South America	66	117	(51)	(30)		(21)
Asia Pacific	191	194	(3)	(13)		10
Total	$1,449	$1,608	$(159)	$(72)	$2	$(89)

Sales in the first quarter of 2016 were $159 lower than in the same period in 2015. Weaker international currencies decreased sales by $72. The volume-related organic sales decrease of $81 resulted from weaker global Off-Highway demand, lower commercial vehicle production in North America and Brazil and lower sales with a major North America commercial vehicle customer, partially offset by stronger overall light vehicle volume levels in North America, Europe and Asia Pacific. Cost recovery pricing actions reduced sales by an additional $8.

The North America organic sales reduction of 6% was driven principally by a decline in Class 8 production of about 19%, reduced sales levels with a major commercial vehicle customer and weaker Off-Highway demand. These effects were partially offset by increases in full frame light truck production of around 17% and in light vehicle engine build of 9% and by higher sales from new customer programs.

Excluding currency effects, principally from a weaker euro, British pound and South African rand, our sales in Europe in the first quarter of 2016 were 7% lower than in 2015. Weaker Off-Highway demand was the primary driver of this reduction in sales.

South America sales in this year's first quarter were impacted by weaker currencies in Brazil and Argentina. Excluding these effects, sales were down 18% from the same period in 2015. The organic sales decrease in the region was primarily driven by lower medium/heavy truck production levels, which were down about 35%, and a decrease in light truck production of about 14%.

Asia Pacific sales in this year's first quarter were relatively comparable to 2015. Weaker currencies in Thailand, India and China contributed to the currency-related sales reduction. The 5% organic sales increase resulted primarily from increased production levels in the region along with new customer programs.

Cost of sales and gross margin — Cost of sales declined $130, or 9%, in the first quarter of 2016 when compared to the same period in 2015. Similar to sales, the reduction was primarily due to currency effects and lower overall sales volumes. Cost of sales as a percent of this year's sales was 50 basis points higher than the same period of last year. Underabsorption of cost as a result of lower sales volumes contributed to the increase in cost of sales as a percent of sales. Compared to last year, first quarter 2016 engineering and product development costs increased $7 and warranty expense was higher by $3. Partially offsetting these increases were material cost savings of $19 and the elimination of supplier transition costs in our Commercial Vehicle segment, which totaled $8 in the first quarter of 2015.

Gross margin of $199 for the first quarter of 2016 decreased $29 from the same period in 2015, representing 13.7% of sales in 2016 as compared to 14.2% of sales in 2015. The 50 basis point reduction in gross margin was principally driven by lower sales volumes, the cost of sales factors referenced above and pricing actions which reduced first quarter year-over-year margin by $8.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2016 were $98 (6.8% of sales) as compared to $100 (6.2% of sales) in 2015. Salary and benefits expenses in the first quarter of 2016 were comparable to 2015 while selling expense and other discretionary spending declined $2.

Amortization of intangibles — The reduction of $3 in amortization of intangibles is primarily attributable to certain customer related intangibles becoming fully amortized.

Restructuring charges — Restructuring charges in both periods were attributable to ongoing exit costs associated with previously announced facility closure and realignment actions.

During April 2016, we approved and announced the closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky. The closure is expected to be completed by mid-2017. Specific actions to implement the closure are still being evaluated. At present, we expect that completion of this action will require cash expenditures in the range of $15 to $20, including restructuring charges for employee separation and equipment relocation costs, capital investment costs for supplier tooling and other exit costs.

Other income, net — The following table shows the major components of other income, net.

	Three Months Ended March 31,
	2016	2015
Interest income	$3	$3
Foreign exchange loss	(2)
Strategic transaction expenses	(2)	(1)
Gain on derecognition of noncontrolling interest		5
Gain on sale of marketable securities		1
Other	2	4
Other income, net	$1	$12

Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a $5 gain on the derecognition of the noncontrolling interest in one of our former Venezuelan subsidiaries. See Notes 3 and 16 to our consolidated financial statements in Item 1 of Part I for additional information.

Loss on extinguishment of debt — Actions to refinance a portion of our long-term debt that commenced in the fourth quarter of 2014 were completed in the first quarter of 2015, with expense recognized for the call premium incurred and the write-off of unamortized financing costs associated with debt extinguished in the first quarter of 2015.

Interest expense — Interest expense was $27 and $28 in 2016 and 2015. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.5% in both 2016 and 2015.

Income tax expense — Income tax expense was $24 and $31 in 2016 and 2015. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. The effective tax rate was 33% in 2016 as compared to 30% in 2015. In 2016, the primary factors for the effective rate being less than the 35% U.S. statutory rate included the jurisdictional profit mix and valuation allowance effects partially offset by tax expense of $3 from the amortization of a prepaid tax asset related to an intercompany transaction completed in 2015. The primary factors for 2015 were the jurisdictional profit mix and valuation allowance effects.

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

Equity in earnings of affiliates — Net earnings from equity investments were de minimis in 2016 and $1 in 2015. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) of $2 in 2016 were offset by a loss of $2 from Dongfeng Dana Axle Co., Ltd. (DDAC). Equity in earnings from BSFB of $3 in 2015 were partially offset by a loss of $2 from DDAC.

Noncontrolling interests net income — As more fully discussed in Note 1 to our consolidated financial statements in Item 1, the first quarter of 2015 included $9 for correction of previously reported noncontrolling interests net income.

Segment Results of Operations (2016 versus 2015)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$637	$64	10.0%
Volume and mix	13	2
Performance	(1)	(4)
Currency effects	(36)	(4)
2016	$613	$58	9.5%

Light Vehicle sales in 2016 were reduced by currency translation effects, primarily as a result of a weaker Argentina peso, Thailand baht, South Africa rand, and British pound sterling. Sales in this year's first quarter, exclusive of currency effects, were 2% higher than in 2015. The volume-related increases were driven primarily by stronger production levels. Although overall North America full frame light truck production in the first quarter of 2016 was up 17% from the same period of 2015, this comparison was significantly impacted by a vehicle platform that does not have significant Dana product. Exclusive of this vehicle, full frame light truck production in North America was about 8% higher. Light truck production in Europe and Asia Pacific was stronger by 8% and 7%. Partially offsetting these production increases were lower sales from a discontinued program in Europe and weaker South America demand.

Light Vehicle segment EBITDA of $58 for the first three months of 2016 is $6 lower than in 2015. Weaker international currencies reduced segment EBITDA by $4, with net higher sales volumes providing a benefit of $2. The performance-related reduction of $4 is primarily attributable to lower engineering and product development cost recovery from customers in this year's first quarter along with start-up costs associated with a higher level of new program launches.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$433	$35	8.1%
Volume and mix	(60)	(9)
Volume and mix - Brazil	(19)	(5)
Performance	(1)	8
Currency effects	(20)	(3)
2016	$333	$26	7.8%

The currency-related reduction in sales was primarily due to a weaker Brazil real and Mexico peso. After adjusting for the effects of currency, 2016 sales in our Commercial Vehicle segment decreased 18% compared to 2015. The volume-related reduction was primarily attributable to weaker end market demand in Brazil, where year-over-year medium/heavy truck production was down about 35%, a decline in first quarter North America Class 8 production of about 19% and lower sales with a major North America customer.

Commercial Vehicle segment EBITDA of $26 in this year's first quarter was $9 lower than in 2015. Lower sales volumes reduced segment EBITDA by $14, with weaker international currencies reducing earnings by another $3. Partially offsetting these reductions was performance-related segment EBITDA improvement of $8, principally due to supplier transition costs incurred in last year's first quarter and material cost savings in 2016.

Off-Highway

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$284	$39	13.7%
Volume and mix	(33)	(8)
Performance	(2)	3
Currency effects	(8)	(2)
2016	$241	$32	13.3%

The year-over-year reduction in sales due to currency effects resulted principally from a weaker euro. Currency-adjusted first-quarter 2016 sales were down 12% compared to 2015, primarily from lower global end-market demand.

Off-Highway segment EBITDA of $32 in the first quarter of 2016 was down $7 from 2015. Segment EBITDA reductions due to currency effects and lower sales volumes were partially offset by material cost savings and other cost reduction actions which provided a net $3 performance-related earnings improvement.

Power Technologies

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$254	$38	15.0%
Volume and mix	20	4
Performance	(4)	(6)
Currency effects	(8)	(1)
2016	$262	$35	13.4%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. A weaker euro and Canadian dollar were the primary drivers of the reduced sales due to currency. Net of currency effects, sales in 2016 increased about 6% compared to 2015, principally from stronger market demand. Increases in light vehicle engine build of 9% in North America and 1% in Europe were the primary drivers of the volume increase.

Segment EBITDA of $35 in 2016 was $3 lower than in 2015. The performance-related reduction in segment EBITDA was primarily driven by increased engineering and development expense, customer pricing and other cost increases.

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as earnings from operations before interest, taxes, depreciation, amortization, equity grant expense, restructuring expense and other adjustments not related to our core operations (gain/loss on debt extinguishment, pension settlements or divestitures, impairment, etc.). Adjusted EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. Adjusted EBITDA should not be considered a substitute for income before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of segment EBITDA and adjusted EBITDA to net income.

	Three Months Ended March 31,
	2016	2015
Segment EBITDA
Light Vehicle	$58	$64
Commercial Vehicle	26	35
Off-Highway	32	39
Power Technologies	35	38
Total Segment EBITDA	151	176
Corporate expense and other items, net	(3)
Adjusted EBITDA	148	176
Depreciation and amortization	(43)	(45)
Restructuring	(1)	(1)
Interest expense, net	(24)	(25)
Other*	(8)	(1)
Income before income taxes	72	104
Income tax expense	24	31
Equity in earnings of affiliates		1
Net income	$48	$74

*
Other includes stock compensation expense, strategic transaction expenses, gain on derecognition of noncontrolling interest, distressed supplier costs, amounts attributable to previously divested/closed operations, loss on extinguishment of debt, write-off of deferred financing costs and other items.  See Note 17 to our consolidated financial statements in Item 1 of Part I for additional details.

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

The following table reconciles free cash flow to net cash flows provided by operating activities.

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(27)	$(20)
Purchases of property, plant and equipment	(71)	(62)
Free cash flow	$(98)	$(82)

Liquidity

Our global liquidity at March 31, 2016 was as follows:

Cash and cash equivalents	$669
Less: Deposits supporting obligations	(9)
Available cash	660
Additional cash availability from revolving facility	304
Marketable securities	164
Total global liquidity	$1,128

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

Cash and marketable securities of $143 held by a wholly-owned subsidiary at March 31, 2016 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The components of our March 31, 2016 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$208	$354	$562
Cash and cash equivalents held as deposits	2	7	9
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	96	98
Consolidated cash balance	$212	$457	$669

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

At March 31, 2016, we had no borrowings under the revolving facility but we had utilized $37 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $304 after deducting the outstanding letters of credit.

At March 31, 2016, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

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

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. During the first quarter of 2016, we paid $28 to acquire 2,264,692 shares of common stock in the open market.

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

Cash Flow

	Three Months Ended March 31,
	2016	2015
Cash used for working capital	$(128)	$(141)
Other cash provided by operations	101	121
Net cash used in operating activities	(27)	(20)
Net cash used in investing activities	(92)	(59)
Net cash used in financing activities	(20)	(104)
Net decrease in cash and cash equivalents	$(139)	$(183)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $101 and $121 in 2016 and 2015. The year-over-year decrease in other cash provided by operations is primarily attributable to lower operating earnings in 2016.

Working capital used cash of $128 and $141 in 2016 and 2015. Cash of $129 and $173 was used to finance increased receivables in 2016 and 2015. Cash of $33 and $64 was used to fund higher inventory levels in 2016 and 2015. Partially offsetting cash used for higher receivables and inventory in both 2016 and 2015 was cash provided by increases in accounts payable and other net liabilities of $34 and $96.

Investing activities — Expenditures for property, plant and equipment were $71 and $62 in the 2016 and 2015. During 2016, we paid $18 to acquire the aftermarket distribution business of Magnum. During 2016 and 2015, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2016, we made scheduled repayments of $24 and took out $32 of additional long-term debt at international locations. During 2015, we redeemed $55 of our February 2019 Notes at a $2 premium and took out additional long-term debt at international locations. We used $9 for dividend payments to common stockholders in 2016. We used $28 to repurchase 2,264,692 common shares and $63 to repurchase 2,913,720 common shares during the first quarters of 2016 and 2015.

Contractual Obligations

There have been no material changes at March 31, 2016 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2015 Form 10-K.

Contingencies

For a summary of litigation and other contingencies, see Note 13 to our consolidated financial statements in Item 1 of Part I. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. There have been no material changes in the application of our significant accounting policies or critical accounting estimates. Our significant accounting policies are described in Note 1 to our consolidated financial statements in Item 1 of Part I, as well as in Note 1 to our consolidated financial statements in Item 8 of our 2015 Form 10-K. Our critical accounting estimates are described in Item 7 of our 2015 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2015 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2015 Form 10-K for a more complete understanding of the matters covered by the certifications.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Note 13 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities - Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. The share repurchase program expires on December 31, 2017. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we used cash of $28 to repurchase shares of our common stock during the first quarter of 2016.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January	Common	428,595	$11.34	428,595	$295
February	Common	1,019,482	$11.79	1,019,482	$283
March	Common	816,615	$13.08	816,615	$272

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date:	April 21, 2016	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.