Form 10-Q
period 2016-06-30
DANA HOLDING CORP
filed 2016-07-21
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2016
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 143,732,969 shares of the registrant’s common stock outstanding at July 8, 2016.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,546	$1,609	$2,995	$3,217
Costs and expenses
Cost of sales	1,313	1,373	2,563	2,753
Selling, general and administrative expenses	106	101	204	201
Amortization of intangibles	2	4	4	9
Restructuring charges, net	5	11	6	12
Loss on extinguishment of debt	(17)		(17)	(2)
Other income, net	7	4	8	16
Income before interest expense and income taxes	110	124	209	256
Interest expense	30	27	57	55
Income before income taxes	80	97	152	201
Income tax expense	29	36	53	67
Equity in earnings of affiliates	4	2	4	3
Net income	55	63	103	137
Less: Noncontrolling interests net income	2	4	5	15
Net income attributable to the parent company	$53	$59	$98	$122

Net income per share attributable to the parent company
Basic	$0.36	$0.36	$0.66	$0.75
Diluted	$0.36	$0.36	$0.66	$0.74

Weighted-average shares outstanding - Basic	146.6	162.1	148.0	163.4
Weighted-average shares outstanding - Diluted	147.0	163.2	148.4	164.6

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$55	$63	$103	$137
Less: Noncontrolling interests net income	2	4	5	15
Net income attributable to the parent company	53	59	98	122

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(24)	14	5	(85)
Hedging gains and losses	(13)	3	(10)	2
Investment and other gains and losses	1	(1)	3
Defined benefit plans	6	7	13	23
Other comprehensive income (loss) attributable to the parent company	(30)	23	11	(60)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments		(2)	1	(2)
Defined benefit plans				1
Other comprehensive income (loss) attributable to noncontrolling interests	—	(2)	1	(1)

Total comprehensive income attributable to the parent company	23	82	109	62
Total comprehensive income attributable to noncontrolling interests	2	2	6	14
Total comprehensive income	$25	$84	$115	$76

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$745	$791
Marketable securities	164	162
Accounts receivable
Trade, less allowance for doubtful accounts of $5 in 2016 and 2015	808	673
Other	129	115
Inventories
Raw materials	326	303
Work in process and finished goods	340	322
Other current assets	125	108
Total current assets	2,637	2,474
Goodwill	88	80
Intangibles	110	102
Other noncurrent assets	344	353
Investments in affiliates	147	150
Property, plant and equipment, net	1,241	1,167
Total assets	$4,567	$4,326

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$31	$22
Accounts payable	843	712
Accrued payroll and employee benefits	140	145
Taxes on income	30	19
Other accrued liabilities	193	193
Total current liabilities	1,237	1,091
Long-term debt, less debt issuance costs of $23 in 2016 and $21 in 2015	1,637	1,553
Pension and postretirement obligations	510	521
Other noncurrent liabilities	345	330
Total liabilities	3,729	3,495
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 143,732,969 and 150,068,040 shares outstanding	2	2
Additional paid-in capital	2,317	2,311
Accumulated deficit	(330)	(410)
Treasury stock, at cost (6,759,923 and 23,963 shares)	(83)	(1)
Accumulated other comprehensive loss	(1,163)	(1,174)
Total parent company stockholders' equity	743	728
Noncontrolling equity	95	103
Total equity	838	831
Total liabilities and equity	$4,567	$4,326

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$103	$137
Depreciation	84	78
Amortization of intangibles	4	10
Amortization of deferred financing charges	2	2
Call premium on senior notes	12	2
Write off of deferred financing costs	5	1
Earnings of affiliates, net of dividends received	3	9
Stock compensation expense	7	8
Deferred income taxes	5	2
Pension contributions, net	(9)	(9)
Change in working capital	(65)	(108)
Other, net	7	(4)
Net cash provided by operating activities	158	128

Investing activities
Purchases of property, plant and equipment	(148)	(122)
Acquisition of business	(18)
Purchases of marketable securities	(25)	(26)
Proceeds from sales of marketable securities	4	12
Proceeds from maturities of marketable securities	22	16
Other	(3)	(3)
Net cash used in investing activities	(168)	(123)

Financing activities
Net change in short-term debt	12	3
Repayment of letters of credit		(4)
Proceeds from long-term debt	441	18
Repayment of long-term debt	(376)	(58)
Call premium on senior notes	(12)	(2)
Deferred financing payments	(10)
Dividends paid to common stockholders	(18)	(18)
Distributions to noncontrolling interests	(3)	(3)
Repurchases of common stock	(81)	(126)
Other		1
Net cash used in financing activities	(47)	(189)

Net decrease in cash and cash equivalents	(57)	(184)
Cash and cash equivalents – beginning of period	791	1,121
Effect of exchange rate changes on cash balances	11	(43)
Cash and cash equivalents – end of period	$745	$894

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our 2015 Form 10-K.

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

In May 2015, the FASB issued guidance that modifies disclosures related to investments for which fair value is measured using the net asset value (or its equivalent) per share practical expedient by eliminating the requirement to categorize such assets under the fair value hierarchy. The new guidance also eliminates the requirement to include in certain disclosures those investments that are merely eligible to be measured using the practical expedient, limiting the disclosures to those investments actually valued under that approach. This guidance became effective January 1, 2016 and requires retrospective application. We believe that this guidance will result in substantially all of the hedge fund of funds and real estate investments held by our pension plans being removed from the fair value hierarchy within our year-end pension disclosures.
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

Recently issued accounting pronouncements

In June 2016, the FASB issued new guidance for the accounting for credit losses on certain financial instruments. It introduces a new approach to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This guidance, which becomes effective January 1, 2020, is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The simplifications address income tax effects of share-based payments, tax withholding requirements, recognition for forfeitures and presentation requirements in the statement of cash flows. This guidance becomes effective January 1, 2017. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

In May 2014, the FASB issued guidance that requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration a company expects to be entitled to in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB adopted a one-year deferral of this guidance. In March 2016, the FASB issued an amendment to clarify the principal versus agent assessment in a revenue transaction. In April 2016, the FASB finalized amendments on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB finalized amendments on collectibility, noncash consideration, presentation of sales tax and transition. This guidance will be effective January 1, 2018 with the option to adopt the standard as of the original effective date, January 1, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

This agreement was accounted for as a business combination for financial reporting purposes. The aggregate fair value of the net assets acquired were allocated primarily to the exclusivity provisions of the supply agreement as a contract-based intangible asset and recorded within our Commercial Vehicle operating segment. Fair value was also allocated to fixed assets and an embedded lease obligation. The intangible asset was being amortized and the fixed assets were being depreciated on a straight-line basis over ten years. The embedded lease obligation was being amortized using the effective interest method over the ten-year useful lives of the related fixed assets.

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

Note 4. Goodwill and Other Intangible Assets

Goodwill — The carrying amount of goodwill attributable to each of our operating segments at June 30, 2016 were as follows: Off-Highway — $82 and Power Technologies — $6. The change in the carrying amount of goodwill in 2016 is due to currency fluctuation and the acquisition of an aftermarket distribution business. See Note 2 for additional information.

Components of other intangible assets —

		June 30, 2016			December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$87	$(84)	$3	$86	$(83)	$3
Trademarks and trade names	12	5	(2)	3	3	(2)	1
Customer relationships	7	397	(378)	19	383	(370)	13
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$574	$(464)	$110	$557	$(455)	$102

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at June 30, 2016 were as follows: Light Vehicle — $23, Commercial Vehicle — $34, Off-Highway — $36 and Power Technologies — $17.

Amortization expense related to amortizable intangible assets —

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Charged to cost of sales	$—	$—	$—	$1
Charged to amortization of intangibles	2	4	4	9
Total amortization	$2	$4	$4	$10

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on June 30, 2016 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2016	2017	2018	2019	2020
Amortization expense	$5	$6	$3	$2	$1

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

During the second quarter of 2016, we approved and announced the closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky. The closure is expected to be completed by mid-2017. We expect that completion of this action will require cash expenditures in the range of $15 and $20, of which $6 represents estimated restructuring charges for employee separation costs, $3 represents estimated restructuring charges for equipment relocation costs and the remainder represents expected capital investment costs for supplier tooling and other exit costs. We also implemented a headcount reduction action at our corporate facilities in the U.S. Including costs associated with these actions and with other previously announced initiatives, restructuring expense during the second quarter of 2016 was $5, including $4 of severance and benefits costs and $1 of exit costs.

During the first quarter of 2016, we continued to execute our previously announced actions. Restructuring expense during the first quarter of 2016 was $1 and primarily represented continuing exit costs.

During the first half of 2015, we implemented certain headcount reduction initiatives, primarily in our Commercial Vehicle business in Brazil in response to lower demand in that region. Including costs associated with this action and with other previously announced initiatives, restructuring expense during the first half of 2015 was $12, including $11 of severance and benefits costs and $1 of exit costs.

Accrued restructuring costs and activity, including noncurrent portion

	Employee Termination Benefits	Exit Costs	Total
Balance at March 31, 2016	$8	$7	$15
Charges to restructuring	5	1	6
Adjustments of accruals	(1)		(1)
Cash payments	(3)	(1)	(4)
Balance at June 30, 2016	$9	$7	$16

Balance at December 31, 2015	$9	$8	$17
Charges to restructuring	5	2	7
Adjustments of accruals	(1)		(1)
Cash payments	(4)	(3)	(7)
Balance at June 30, 2016	$9	$7	$16

At June 30, 2016, the accrued employee termination benefits include costs to reduce approximately 300 employees to be completed over the next year. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at June 30, 2016.

	Expense Recognized			Future Cost to Complete
	Prior to 2016	2016	Total to Date
Light Vehicle	$9	$—	$9	$1
Commercial Vehicle	25	5	30	18
Corporate		1	1
Total	$34	$6	$40	$19

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared quarterly cash dividends of six cents per share of common stock in the first and second quarters of 2016. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. The program expires on December 31, 2017. Under the program, we spent $81 to repurchase 6,612,537 shares of our common stock during the first half of 2016 through open market transactions. Approximately $219 remained available under the program for future share repurchases as of June 30, 2016.

Changes in equity —

	2016			2015
Three Months Ended June 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, March 31	$778	$106	$884	$991	$106	$1,097
Total comprehensive income	23	2	25	82	2	84
Common stock dividends	(9)		(9)	(10)		(10)
Distributions to noncontrolling interests		(13)	(13)		(5)	(5)
Common stock share repurchases	(53)		(53)	(63)		(63)
Stock compensation	4		4	6		6
Balance, June 30	$743	$95	$838	$1,006	$103	$1,109

Six Months Ended June 30,
Balance, December 31	$728	$103	$831	$1,080	$100	$1,180
Total comprehensive income	109	6	115	62	14	76
Common stock dividends	(18)		(18)	(18)		(18)
Distributions to noncontrolling interests		(14)	(14)		(6)	(6)
Common stock share repurchases	(81)		(81)	(126)		(126)
Derecognition of noncontrolling interests			—		(5)	(5)
Stock compensation	6		6	10		10
Stock withheld for employee taxes	(1)		(1)	(2)		(2)
Balance, June 30	$743	$95	$838	$1,006	$103	$1,109

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2016	$(579)	$(1)	$4	$(557)	$(1,133)
Other comprehensive income (loss):
Currency translation adjustments	(24)				(24)
Holding gains and losses		(14)	1		(13)
Reclassification of amount to net income (a)		1			1
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				6	6
Other comprehensive income (loss)	(24)	(13)	1	6	(30)
Balance, June 30, 2016	$(603)	$(14)	$5	$(551)	$(1,163)

Balance, March 31, 2015	$(526)	$(10)	$6	$(550)	$(1,080)
Other comprehensive income (loss):
Currency translation adjustments	18				18
Holding loss on net investment hedge	(4)				(4)
Holding gains and losses		(3)	(1)		(4)
Reclassification of amount to net income (a)		6			6
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				7	7
Other comprehensive income (loss)	14	3	(1)	7	23
Balance, June 30, 2015	$(512)	$(7)	$5	$(543)	$(1,057)

Balance, December 31, 2015	$(608)	$(4)	$2	$(564)	$(1,174)
Other comprehensive income (loss):
Currency translation adjustments	5				5
Holding gains and losses		(13)	3		(10)
Reclassification of amount to net income (a)		3			3
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				13	13
Other comprehensive income (loss)	5	(10)	3	13	11
Balance, June 30, 2016	$(603)	$(14)	$5	$(551)	$(1,163)

Balance, December 31, 2014	$(427)	$(9)	$5	$(566)	$(997)
Other comprehensive income (loss):
Currency translation adjustments	(83)				(83)
Holding loss on net investment hedge	(2)				(2)
Holding gains and losses		(9)			(9)
Reclassification of amount to net income (a)		11			11
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				13	13
Elimination of net prior service costs and actuarial losses of disposal group				10	10
Other comprehensive income (loss)	(85)	2	—	23	(60)
Balance, June 30, 2015	$(512)	$(7)	$5	$(543)	$(1,057)
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

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator - Basic and Diluted:
Net income attributable to the parent company	$53	$59	$98	$122

Denominator:
Weighted-average shares outstanding - Basic	146.6	162.1	148.0	163.4
Employee compensation-related shares, including stock options	0.4	1.1	0.4	1.2
Weighted-average shares outstanding - Diluted	147.0	163.2	148.4	164.6

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 2.1 million and 0.3 million CSEs from the calculations of diluted earnings per share for the second quarters of 2016 and 2015 and excluded 2.1 million and 0.2 million CSEs for the year-to-date periods of 2016 and 2015 as the effect of including them would have been anti-dilutive.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the first half of 2016.

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

We paid $1 of cash to settle RSUs during 2016 and issued 0.4 million shares of common stock based on the vesting of RSUs. We recognized stock compensation expense of $5 during the second quarters of both 2016 and 2015 and $7 and $8 during the first half of 2016 and 2015. At June 30, 2016, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $28. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2016		2015		OPEB - Non-U.S.
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2016	2015
Interest cost	$13	$2	$17	$2	$1	$1
Expected return on plan assets	(23)		(28)
Service cost		1		1
Other		1
Amortization of net actuarial loss	5	1	5	2
Net periodic benefit cost (credit)	$(5)	$5	$(6)	$5	$1	$1

Six Months Ended June 30,
Interest cost	$26	$4	$34	$4	$2	$2
Expected return on plan assets	(46)	(1)	(55)	(1)
Service cost		2		3
Other		1
Amortization of net actuarial loss	10	3	10	3
Net periodic benefit cost (credit)	$(10)	$9	$(11)	$9	$2	$2

Pension expense for the six months ended June 30, 2016 was comparable to the same period in 2015 as the effect of a lower assumed return on plan assets was offset by a reduction in the interest component. The $8 reduction in interest resulted primarily from adopting a full yield curve approach to estimating interest expense effective at the beginning of 2016. The new method applies the specific spot rates along the yield curve used in the most recent remeasurement of the benefit obligation, resulting in a more precise estimate.

Note 10. Marketable Securities

	June 30, 2016			December 31, 2015
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$35	$—	$35	$38	$—	$38
Corporate securities	39	1	40	42		42
Certificates of deposit	22		22	18		18
Other	63	4	67	62	2	64
Total marketable securities	$159	$5	$164	$160	$2	$162

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities are primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $37, $51 and $8 at June 30, 2016.

Note 11. Financing Agreements

Long-term debt at —

			June 30, 2016		December 31, 2015
	Interest Rate		Principal	Unamortized Debt Issue Costs	Principal	Unamortized Debt Issue Costs
Senior Notes due February 15, 2021	6.750%		$—	$—	$350	$(4)
Senior Notes due September 15, 2021	5.375%		450	(6)	450	(6)
Senior Notes due September 15, 2023	6.000%		300	(4)	300	(5)
Senior Notes due December 15, 2024	5.500%		425	(6)	425	(6)
Senior Notes due June 1, 2026	6.500%	*	375	(7)
Other indebtedness			124	—	66
Total			$1,674	$(23)	$1,591	$(21)

*
In conjunction with the issuance of the June 2026 Notes we entered into two 10-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the June 2026 Notes to euro denominated debt at a fixed rate of 5.140%. See Note 12 for additional information.

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions, capital lease obligations and the unamortized fair value adjustment related to a terminated interest rate swap. See Note 12 for additional information on the terminated interest rate swap.

Senior notes — On May 27, 2016, Dana Financing Luxembourg S.à.r.l., a wholly-owned subsidiary of Dana, issued $375 in senior notes (June 2026 Notes). The June 2026 Notes were issued through a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the Securities Act). The June 2026 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and, outside the United States, only to non-U.S. investors in reliance on Regulation S under the Securities Act. The June 2026 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on June 15 and December 15 of each year, beginning on December 15, 2016. The June 2026 Notes will mature on June 1, 2026. Net proceeds of the offering totaled $368. Financing costs of $7 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The proceeds from the offering were used to redeem our February 2021 Notes, to pay related fees and expenses and for general corporate purposes.

At any time prior to June 1, 2019, we may redeem up to 35% of the aggregate principal amount of the June 2026 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 106.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 50% of the original aggregate principal amount of the June 2026 Notes remains outstanding after the redemption.

Prior to June 1, 2021, we may redeem some or all of the June 2026 Notes at a redemption price of 100.000% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and the risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

We may redeem some or all of the June 2026 Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on June 1 in the years set forth below:

Year	Redemption Price
2021	103.250%
2022	102.167%
2023	101.083%
2024	100.000%
2025	100.000%

On June 23, 2016, we redeemed all of our February 2021 Notes at a price equal to 103.375% plus accrued and unpaid interest. The $16 loss on extinguishment of debt includes the $12 redemption premium and the write-off of $4 of previously deferred financing costs associated with the February 2021 Notes.

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

Revolving facility — On June 9, 2016, we received commitments from new and existing lenders for a $500 amended and restated revolving credit facility (the Amended Revolving Facility) which expires on June 9, 2021. In connection with the Amended Revolving Facility, we paid $3 in deferred financing costs to be amortized to interest expense over the life of the facility. We wrote off $1 of previously deferred financing costs associated with our prior revolving credit facility to loss on extinguishment of debt. Deferred financing costs on our Amended Revolving Facility are included in other noncurrent assets.

The Amended Revolving Facility is guaranteed by all of our wholly-owned domestic subsidiaries, subject to certain exceptions, including exceptions for Dana Credit Corporation and Dana Companies, LLC and their respective subsidiaries (the guarantors), and grants a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

Advances under the Amended Revolving Facility bear interest at a floating rate based on, at our option, the base rate or Eurodollar rate (each as described in the revolving credit agreement) plus a margin. The margin on the base rate and Eurodollar rate is 0.75% and 1.75% per annum respectively until September 30, 2016 and as set forth below thereafter:

	Margin
Total Net Leverage Ratio	Base Rate	Eurodollar Rate
Less than or equal to 1.00:1.00	0.50%	1.50%
Greater than 1.00:1.00 but less than or equal to 2.00:1.00	0.75%	1.75%
Greater than 2.00:1.00	1.00%	2.00%

Commitment fees are applied based on the average daily unused portion of the available amounts under the Amended Revolving Facility. The applicable fee will be 0.375% per annum until September 30, 2016 and as set forth below thereafter:

Total Net Leverage Ratio	Commitment Fee
Less than or equal to 1.00:1.00	0.250%
Greater than 1.00:1.00 but less than or equal to 2.00:1.00	0.375%
Greater than 2.00:1.00	0.500%

Up to $275 of the Amended Revolving Facility may be applied to letters of credit, which reduces availability. We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable margin for Eurodollar rate advances based on quarterly average availability under the revolving facility and a per annum fronting fee of 0.125%, payable quarterly.

There were no borrowings under the Amended Revolving Facility at June 30, 2016 but we had utilized $25 for letters of credit. We had availability at June 30, 2016 under the Amended Revolving Facility of $475 after deducting the outstanding letters of credit.

Debt covenants — At June 30, 2016, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types including, in the case of the Amended Revolving Facility, a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs
June 30, 2016	Total	(Level 1)	(Level 2)
Marketable securities	$164	$67	$97
Currency forward contracts - Accounts receivable other
Cash flow hedges	2		2
Undesignated	2		2
Currency forward contracts - Other accrued liabilities
Cash flow hedges	4		4
Undesignated	2		2
Currency swaps - Accounts receivable other
Undesignated	2		2
Currency swaps - Other accrued liabilities
Undesignated	9		9
Currency swaps - Other noncurrent liabilities
Cash flow hedges	12		12

December 31, 2015
Marketable securities	$162	$64	$98
Currency forward contracts - Accounts receivable other
Cash flow hedges	1		1
Undesignated	2		2
Currency forward contracts - Other accrued liabilities
Cash flow hedges	5		5
Undesignated	1		1
Currency swaps - Accounts receivable other
Undesignated	4		4
Currency swaps - Other accrued liabilities
Undesignated	9		9

Fair value of financial instruments – The financial instruments that are not carried in our balance sheet at fair value are as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,550	$1,562	$1,525	$1,552
Other indebtedness*	124	108	66	56
Total	$1,674	$1,670	$1,591	$1,608

*	The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap.

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

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of June 30, 2016, no fixed-to-floating interest rate swaps remain outstanding. However, an $8 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at June 30, 2016. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the quarter or six months ended June 30, 2016.

Foreign currency derivatives — Our foreign currency derivatives include forward contracts associated with forecasted transactions, primarily involving the purchases and sales of inventory through the next fifteen months, as well as currency swaps associated with certain recorded external notes payable and intercompany loans receivable and payable. Periodically, our foreign currency derivatives also include net investment hedges of certain of our investments in foreign operations.

During May 2016, in conjunction with the issuance of the U.S. dollar-denominated June 2026 Notes by euro-functional Dana Financing Luxembourg S.à.r.l. (euro-functional subsidiary), we executed two fixed-to-fixed cross-currency swaps with the same critical terms as the June 2026 Notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the U.S. dollar / euro exchange rates associated with the forecasted principal and interest payments. Designated as a cash flow hedge of the forecasted principal and interest payments of the June 2026 Notes, or subsequent replacement debt, the swaps economically convert the June 2026 Notes from $375 of U.S. dollar-denominated debt at a fixed rate of 6.500% to €338 of euro-denominated debt at a fixed rate of 5.140%. The June 2026 Notes and any subsequent replacement debt have both been designated as the hedged items (collectively, the "designated debt") in the cash flow hedge relationship. See Note 11 for additional information about the June 2026 Notes.

The swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the designated debt. Based on our qualitative assessment that the critical terms of the June 2026 Notes and the swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As an effective cash flow hedge, changes in the fair value of the swaps will be recorded in other comprehensive income (OCI) during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of OCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying U.S. dollar-denominated debt by the euro-functional subsidiary.

In the event our ongoing assessment demonstrates that the critical terms of either the swaps or the designated debt have changed, or that there have been adverse developments regarding counterparty risk, we will use the long haul method to assess ineffectiveness of the hedging relationship. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings. At June 30, 2016, a deferred loss of $12 associated with the fixed-to-fixed cross-currency swaps remains in accumulated other comprehensive income (AOCI). The deferred loss represents the unfavorable fair value of the swaps.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $181 as of June 30, 2016 and $212 as of December 31, 2015. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $524 as of June 30, 2016 and $219 as of December 31, 2015.

The following currency derivatives were outstanding at June 30, 2016:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$53	$1	$54	Sep-17
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	39	8	47	Sep-17
British pound	U.S. dollar, Euro	5		5	Sep-17
Swedish krona	Euro	13		13	Sep-17
South African rand	U.S. dollar, Euro		13	13	Sep-16
Thai baht	U.S. dollar, Australian dollar		23	23	Jun-17
Canadian dollar	U.S. dollar		3	3	May-17
Brazilian real	Euro		3	3	May-17
Indian rupee	U.S. dollar, British pound, Euro		20	20	Aug-17
Total forward contracts		110	71	181

U.S. dollar	Mexican peso		80	80	Aug-16
Euro	U.S. dollar, Canadian dollar, British pound	375	69	444	Jun-26
Total currency swaps		375	149	524
Total currency derivatives		$485	$220	$705

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

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges of forecasted transactions are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to June 30, 2016 exchange rates. Deferred losses of $2 at June 30, 2016 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $4 at December 31, 2015. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during the first half of 2016.

Note 13. Commitments and Contingencies

Asbestos personal injury liabilities — As part of our reorganization in 2008, assets and liabilities associated with personal injury asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company. The assets of DCLLC include insurance rights relating to coverage against these liabilities, marketable securities and other assets which are considered sufficient to satisfy its liabilities. DCLLC had approximately 25,000 active pending asbestos personal injury liability claims at both June 30, 2016 and December 31, 2015. DCLLC had accrued $74 for indemnity and defense costs for settled, pending and future claims at June 30, 2016, compared to $78 at December 31, 2015. A fifteen-year time horizon was used to estimate the value of this liability.

At June 30, 2016, DCLLC had recorded $49 as an asset for probable recovery from insurers for the pending and projected asbestos personal injury liability claims, compared to $51 recorded at December 31, 2015. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. DCLLC has coverage agreements in place with insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of the insurance coverage, but rather the amount DCLLC would expect to recover if the accrued indemnity and defense costs were paid in full.

DCLLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. Dana Holding Corporation has no obligation to increase its investment in or otherwise support DCLLC.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at June 30, 2016 and December 31, 2015, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $10 at June 30, 2016 and $11 at December 31, 2015. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

In November 2013, we received an arbitration notice from Sypris Solutions, Inc. (Sypris), formerly our largest supplier, alleging damage claims under the long-term supply agreement that expired on December 31, 2014. The arbitration proceedings related to these claims concluded in the second quarter of 2015 with Sypris being awarded immaterial damages. Sypris also alleged that Dana and Sypris entered into a new binding long-term supply agreement in July 2013. Dana filed suit against Sypris requesting declaratory judgment that the parties did not enter into a new supply agreement. During the first quarter of 2015, the court granted summary judgment in Dana’s favor, rejecting Sypris’ position that a new contract was formed in July 2013. The Ohio Sixth District Court of Appeals upheld the summary judgment ruling in December 2015 and that decision is no longer subject to appeal. We have been advised that Sypris will not pursue its claim that Dana failed to negotiate in good faith under the 2007 agreement.

On September 25, 2015, the Brazilian antitrust authority (“CADE”) announced an investigation of an alleged cartel involving a former Dana business in Brazil and various competitors related to sales of shock absorbers between 2000 and 2014. We divested this business as a part of the sale of our aftermarket business in 2004. The investigation of Dana's involvement in this matter concluded in the second quarter of 2016 without a material impact on Dana.

Note 14. Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available.

Changes in warranty liabilities —

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$59	$46	$56	$47
Amounts accrued for current period sales	6	7	13	14
Adjustments of prior estimates	7	2	12	4
Settlements of warranty claims	(8)	(8)	(18)	(16)
Currency impact	(1)	1		(1)
Balance, end of period	$63	$48	$63	$48

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

We reported income tax expense related to operations of $29 and $36 for the quarters ended June 30, 2016 and 2015 and $53 and $67 for the respective six-month periods. The effective income tax rates vary from the U.S. federal statutory rate of 35% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S. Tax expense in 2016 included $6 from the amortization of a prepaid tax asset related to an intercompany transaction completed in 2015. Our effective tax rates were 35% and 33% in the first half of 2016 and 2015.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $3 and $2 for the quarters ended June 30, 2016 and 2015 and $4 and $3 for the respective six-month periods related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $1 and $3 for the quarters ended June 30, 2016 and 2015 and $2 and $4 for the respective six-month periods related to the actual transfer of funds to the U.S. and transfers of funds between foreign subsidiaries. We recognized expense of $6 in the second quarter of 2015 for withholding taxes associated with changes to planned repatriations of certain foreign earnings.

At June 30, 2016, we have a valuation allowance against our deferred tax assets in the U.S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider changes to historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, the effect on historical profits of nonrecurring events, as well as tax planning strategies. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of a payment-in-kind callable note receivable, the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013, the effects of a 2015 intercompany transfer of an affiliate's stock and certain operating assets by a U.S. subsidiary of the company to a non-U.S. affiliate and, as discussed in Note 11, the recent debt refinancing transaction which included an issuance of new debt by an international subsidiary and repayment of certain debt obligations held by the U.S. parent company. Management believes a sustained period of profitability, after considering historical changes from implemented actions and nonrecurring events, along with positive expectations for future profitability is important evidence for a determination that a valuation allowance should be released.

While our U.S. operations have experienced improved profitability, there is considerable uncertainty around demand levels in the U.S. in certain of our end markets. After weighting the positive and negative evidence at June 30, 2016, in our judgment, release of the valuation allowance against U.S. deferred tax assets was not appropriate. Within the next twelve months, to the extent our operating performance demonstrates sustained profitability as defined above, certain of our end markets stabilize and we are able to affirm sustained profitability in our forecasts, we believe that release of U.S. valuation allowances approximating $500 is reasonably possible.

Note 16. Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$2	$4	$5	$7
Government grants and incentives	2		3	1
Foreign exchange loss		(6)	(2)	(6)
Strategic transaction expenses	(1)	(1)	(3)	(2)
Gain on derecognition of noncontrolling interest				5
Gain on sale of marketable securities				1
Insurance recoveries		3	1	4
Other	4	4	4	6
Other income, net	$7	$4	$8	$16

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

Segment information —

	2016			2015
Three Months Ended June 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$669	$32	$71	$641	$35	$66
Commercial Vehicle	349	21	32	431	26	36
Off-Highway	252	8	37	279	10	41
Power Technologies	276	5	43	258	4	39
Eliminations and other		(66)			(75)
Total	$1,546	$—	$183	$1,609	$—	$182

Six Months Ended June 30,
Light Vehicle	$1,282	$64	$129	$1,278	$72	$130
Commercial Vehicle	682	43	58	864	51	71
Off-Highway	493	17	69	563	21	80
Power Technologies	538	8	78	512	8	77
Eliminations and other		(132)			(152)
Total	$2,995	$—	$334	$3,217	$—	$358

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA	$183	$182	$334	$358
Corporate expense and other items, net	(5)	(2)	(8)	(2)
Depreciation	(43)	(39)	(84)	(78)
Amortization of intangibles	(2)	(4)	(4)	(10)
Restructuring	(5)	(11)	(6)	(12)
Stock compensation expense	(5)	(5)	(7)	(8)
Strategic transaction expenses	(1)	(1)	(3)	(2)
Other items	1		(3)
Distressed supplier costs			(1)
Amounts attributable to previously divested/closed operations	2		3
Gain on derecognition of noncontrolling interest				5
Loss on extinguishment of debt	(17)		(17)	(2)
Interest expense	(30)	(27)	(57)	(55)
Interest income	2	4	5	7
Income before income taxes	80	97	152	201
Income tax expense	29	36	53	67
Equity in earnings of affiliates	4	2	4	3
Net income	$55	$63	$103	$137

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at June 30, 2016 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$81
Bendix Spicer Foundation Brake, LLC	20%	48
Axles India Limited	48%	8
All others as a group		8
Investments in equity affiliates		145
Investments in affiliates carried at cost		2
Investments in affiliates		$147

Summarized financial information for DDAC —

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$160	$134	$280	$288
Gross profit	$22	$12	$32	$23
Income (loss) before income taxes	$6	$(2)	$3	$(4)
Net income (loss)	$4	$(1)	$2	$(3)
Dana's equity in earnings (loss) of affiliate	$2	$(2)	$—	$(4)

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline, sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At June 30, 2016, we employed approximately 23,800 people, operated in 25 countries and had 90 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices.

External sales by operating segment for the quarters ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$669	43.3%	$641	39.8%	$1,282	42.8%	$1,278	39.7%
Commercial Vehicle	349	22.6%	431	26.8%	682	22.8%	864	26.9%
Off-Highway	252	16.3%	279	17.4%	493	16.4%	563	17.5%
Power Technologies	276	17.8%	258	16.0%	538	18.0%	512	15.9%
Total	$1,546		$1,609		$2,995		$3,217

See Note 17 to our consolidated financial statements in Item 1 of Part I for further financial information about our operating segments.

Our internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Operational and Strategic Initiatives

Over the past several years, we have focused on maintaining a strong overall financial position – driving profitability in our business, simplifying our capital structure, maintaining strong cash flows and addressing structural costs. We have also strengthened and streamlined our operating segments to focus on our core competencies of driveline technologies, sealing systems and thermal management. With an experienced leadership team, we believe that we are well-positioned to place increasing focus on profitable growth and shareholder returns.

Shareholder returns and capital structure actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our common shareholders in the form of cash dividends and reduction in the number of common share equivalents outstanding.  Over the past three years, we returned $1,400 of cash to shareholders in connection with redemption of preferred stock and repurchase of common shares. From program inception in 2012 through December 31, 2015, we repurchased 67 million shares, inclusive of the common share equivalent reduction resulting from redemption of preferred shares. In January 2016, our Board of Directors approved the expansion of our share repurchase program from $1,400 to $1,700, and during the first half of 2016 we repurchased 6.6 million shares for $81. Additionally, we declared and paid quarterly common stock dividends over the past four years, raising the dividend from five cents to six cents per share in the second quarter of 2015.

We've taken advantage of the lower interest rate environment to refinance our senior notes at lower rates while extending the maturities. In December 2014 and the first quarter of 2015, we completed the redemption of notes maturing in 2019, replacing them with notes maturing in 2024. During the second quarter of 2016, we redeemed notes maturing in 2021, replacing them with notes maturing in 2026. Additionally, in the fourth quarter of 2014, we completed a voluntary program offered to deferred vested salaried participants in our U.S. pension plans. With this program, we reduced plan benefit obligations by $171 with lump sum payments of $133 from plan assets.

Technology leadership — With a clear focus on market-based value drivers, global-mega trends and customer sustainability objectives and requirements, we are driving innovation to create differentiated value for our customers, enabling a “market pull” product pipeline. Our sealing and thermal engine expertise provides us with early insight into some of the critical design factors important to our customers. When combined with our drivetrain expertise, we are able to collaborate with our customers on complete power conveyance solutions, from the engine through the vehicle driveline. We are committed to making investments and diversifying our product offerings to strengthen our competitive position in our core driveline, sealing and thermal technologies businesses, creating value for our customers through improved fuel efficiency, emission control, electric and hybrid electric solutions, durability and cost of ownership, software integration and systems solutions. Our industry leading electronically actuated disconnecting all wheel drive technology, which we believe is the most fuel efficient rapidly disconnecting system in the market, was recently selected by one of our major customers for a significant new global vehicle platform – opening up new commercial channels for us in the passenger car, crossover and sport utility vehicle markets. A strategic alliance with Fallbrook Technologies Inc. (Fallbrook) provides us the opportunity to leverage leading edge continuously variable planetary (CVP) technology into the development of advanced drivetrain and transmission solutions for customers in our light vehicle market.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2016 Outlook			2015	2014
North America
Light Truck (Full Frame)	4,400	to	4,500	4,136	3,834
Light Vehicle Engines	16,000	to	16,500	15,474	15,119
Medium Truck (Classes 5-7)	230	to	240	237	226
Heavy Truck (Class 8)	230	to	240	323	297
Agricultural Equipment	50	to	55	58	64
Construction/Mining Equipment	145	to	155	158	158
Europe (including Eastern Europe)
Light Truck	8,800	to	8,900	8,546	7,790
Light Vehicle Engines	22,500	to	23,000	22,570	21,510
Medium/Heavy Truck	440	to	445	434	397
Agricultural Equipment	190	to	195	202	220
Construction/Mining Equipment	290	to	295	299	301
South America
Light Truck	900	to	950	940	1,146
Light Vehicle Engines	2,100	to	2,150	2,439	3,176
Medium/Heavy Truck	70	to	80	88	167
Agricultural Equipment	25	to	30	32	43
Construction/Mining Equipment	10	to	15	13	17
Asia-Pacific
Light Truck	24,000	to	25,000	24,160	22,337
Light Vehicle Engines	48,500	to	49,500	47,209	46,497
Medium/Heavy Truck	1,400	to	1,450	1,383	1,573
Agricultural Equipment	655	to	675	676	710
Construction/Mining Equipment	390	to	410	405	509

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles, greater availability of credit, stronger consumer confidence and other factors have combined to stimulate new vehicle sales. Light vehicle sales in 2015 increased about 6% from 2014, with sales that year being up 6% from 2013. The market has remained strong through the first six months of 2016 with this year's first half sales up 4% from the same period of 2015. Many of our programs are focused in the full frame light truck segment. Sales in this segment were especially strong the past two years, being up about 9% in 2015 and 8% in 2014. Sales of vehicles in this segment during the first six months of 2016 were similarly up 8% from the first half of last year. Production levels were reflective of the stronger light vehicle sales. Production of approximately 17.5 million light vehicles in 2015 was 3% higher than in 2014, after production increased about 5% the preceding year. Light vehicle engine production was similarly higher, up 2% in 2015 and 6% in 2014. In the key full frame light truck segment, production levels increased about 8% in 2015 compared with an increase of 6% in 2014. Production levels in the first half of this year continued to follow the sales pattern, with light vehicle production higher than last year's first six months by about 4%, light vehicle engine build up 7% and full frame light truck production up 14%. Days’ supply of total light vehicles in the U.S. at the end of June 2016 was around 66, up slightly from 61 days at December 2015 and 60 days at the end of June 2015. In the full frame light truck segment, this year's strong first half production raised inventory levels at the end of June to 79 days, up from 62 days at the end of 2015 and 72 days at the end of June 2015.

Looking ahead to the remainder of 2016, we believe the North American markets will continue to be relatively strong, with light vehicle sales and production levels in the second half of the year being relatively comparable with the first half. Steady employment levels and low fuel prices are expected to provide a generally solid economic climate albeit with more tepid consumer and business sentiment around the outlook for the North America economy and global macroeconomic developments providing increased uncertainty. We've maintained our full year 2016 outlook for light vehicle engine production at 16.0 to 16.5 million units and with increased strength of light truck sales, we increased our full frame light truck production expectation to a range of 4.4 to 4.5 million units. At these levels, light vehicle engine production will be up 3 to 7% compared with 2015 and full frame light truck production higher by about 6 to 9%.

Medium/heavy vehicle markets — Similar to the light vehicle market, the commercial vehicle segment benefited from an improving North America economy in recent years, leading to increased medium duty Classes 5-7 truck production the past two years. After increasing 12% in 2014, medium duty production increased another 4% in 2015. In the Class 8 segment, production levels increased 21% in 2014 and another 8% in 2015 to around 323,000 units. Medium duty production has been relatively stable this year, with first half 2016 production being up about 10% from the same period last year. In the Class 8 segment, order levels and production began declining in the second half of 2015. As expected, 2016 Class 8 production in this year's first six months is about 26% lower than in the first half of last year.

Orders for Class 8 trucks continued to weaken in this year's second quarter, as on-highway freight demand levels are being met with existing trucks and operators are taking a cautious view until sustained increases in demand levels are apparent. As a result, we've reduced our full year Class 8 production outlook to 230,000 to 240,000 vehicles from our previous expectation of 240,000 to 260,000 units, placing current year production about 26 to 29% lower than in 2015. Our medium duty production outlook is unchanged as we expect some softening in demand during the second half of this year to result in production levels being down about 15% from the first half of this year.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 5% in 2015 after increasing 3% in 2014 and light truck production being higher by 9% in 2015 after being up about 7% in 2014. A stable to modestly improving current economic environment contributed to continued year-over-year production increases, with light vehicle engine build in the first half of 2016 being about 3% higher than in the same period last year and light truck production in this year's first six months increasing about 9%. The United Kingdom's recent decision to withdraw from the European Union has cast an element of uncertainty around continued economic improvement in the region. At present, we expect the near term effects to be moderate, with light vehicle engine and light truck production over the remainder of this year being down slightly from this year's first six months. As such, our full year forecast is unchanged and reflects light truck and light vehicle engine production that is relatively comparable to or up slightly from 2015. The economic climate in most South America markets the past couple years has been weak, volatile and challenging. Light truck production declined 12% in 2014 and was down another 17% in 2015. Light vehicle engine production was similarly down 16% in 2014 and another 22% in 2015. During the first half of 2016, we've seen continuing market weakness with this year's first quarter light truck and light vehicle engine production being lower than any quarter of 2015. Second quarter 2016 production levels in both segments were up slightly from this year's first quarter, with year-over-year first six-month light truck and light vehicle engine production at levels 9% and 23% lower than last year. Our full year forecast for South America is unchanged and reflects an expectation that the region will remain relatively weak over the remainder of this year, with full year light truck production flat to down 4% and light vehicle engine production down about 13% compared with 2015. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 9% in 2014 and was up another 8% in 2015, while light vehicle engine production increased 3% in 2014 and another 1% in 2015. First half 2016 light truck production in the region was up 10% compared with the same period of 2015, with year-over-year first-half light vehicle engine build up 2%. Our full year outlooks are unchanged. We expect to see continued growth in 2016, with year-over-year light truck production being flat to up 3% and light vehicle engine production being higher by about 3 to 5%.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets, albeit with improvements in the medium/heavy truck market being a little slower to manifest. Signs of a strengthening European market emerged in 2015 with medium/heavy truck production in 2015 being up about 10% from the preceding year. In this year's first six months, medium/heavy truck production increased about 10% compared with the first half of last year. For the full year 2016, our outlook is unchanged. We expect Europe medium/heavy truck production to be up modestly from 2015. A weakening South America economic climate in 2014 led to medium/heavy truck production declining about 23% in 2014 and another 49% in 2015. As with the light vehicle markets, we've seen additional weakness in South America in early 2016. This year's first quarter truck production was about the same as last year's fourth quarter but down 16% compared with last year's third quarter. Second quarter 2016 production improved slightly from this year's first quarter. Compared with 2015, year-over-year second quarter medium/heavy truck production is down 16% while six-month production is lower by about 25%. Our full year 2016 outlook for South America reflects continued weakness over the remainder of the year, with full year medium/heavy truck production down around 9 to 20%. The medium/heavy truck market in Asia Pacific was sluggish the past two years, being up a modest 3% in 2014 and declining about 12% in 2015 as a slowdown in the China market materialized. While the China market is expected to be comparable to up modestly in 2016, an improving India market is expected to help improve production in the region. First half 2016 medium/heavy truck production was up about 11% from the same period of last year. For the full year of 2016, our outlook is unchanged with production expected to be 1 to 5% higher than in 2015.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with more than 75% of its sales coming from Europe and more than 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments. After experiencing increased global demand in 2011 and 2012, these markets have been relatively weak over the past three years. Global demand in the agriculture market was down about 11% in 2014 and 7% in 2015. The construction/mining segment weakened about 4% in 2014 and 11% in 2015. Our full year outlooks reflect some additional weakness in the second half of this year from our previous outlook in April, with demand levels in both segments now expected to range from flat to down 5% compared to 2015.

Foreign Currency and Brexit Effects

Weaker international currencies relative to the U.S. dollar had a significant impact on our sales and results of operations in 2015. The United Kingdom's recent decision to exit the European Union ("Brexit") has provided further uncertainty and potential volatility around European currencies, along with uncertain effects of future trade and other cross-border activities of the United Kingdom with the European Union and other countries. Approximately 54% of our consolidated sales in the first six months of 2016 were outside the U.S., with euro zone countries, the United Kingdom and Brazil accounting for approximately 42%, 7% and 6% of our non-U.S. sales. Translation of our international activities at average exchange rates in 2015 as compared to average rates in 2014 reduced sales by $516, with $268 attributable to a weaker euro and $91 to a weaker Brazil real. In this year's first six months, weaker international currencies compared to the first half of last year reduced sales by $116. A weaker Brazil real and Argentina peso reduced South America sales by $55, with a weaker euro, British pound and South Africa rand reducing Europe region sales by $25. Our full year 2016 sales outlook anticipates overall weaker international currencies reducing year-over-year sales by about $150 to $200, with an assumed euro/U.S. dollar rate of 1.05 to 1.10, a U.S. dollar/Brazil real rate of 3.5 to 4.0 and a British pound/U.S. dollar rate of 1.25 to 1.30 during the remainder of this year. At our current outlook for the full year of 2016, a 5% movement on the euro, Brazil real and British pound rates would impact our annual sales by approximately $65, $10 and $10, respectively.

Brazil Market

Reduced market demand resulting from the weak economic environment in Brazil in 2015 led to production levels in the light vehicle and medium/heavy duty vehicle markets that were lower by about 22% and 44% from 2014. As a consequence, sales by our operations in Brazil for 2015 were $240, down from $505 the preceding year. Continuing weakness occurred in this year's first six months, with light vehicle production in this year's first half being about 13% lower than in the second half of 2015 and 22% lower than in the first six months of 2015. In the medium/heavy truck market, production in the first half of this year was down 6% from the second half of 2015 and down about 27% from the first half of last year. For the full year 2016, Brazil light vehicle and medium/heavy truck production is expected to be down about 15%. Our medium/heavy duty presence is particularly significant, with approximately 75% of our 2015 and first-half 2016 Brazil sales originating in our Commercial Vehicle operating segment. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions in 2015 and continue to trim costs to the extent practicable. As discussed in Note 3 to our consolidated financial statements in Item 1, one of our major suppliers is operating with judicial oversight under reorganization proceedings in Brazil. We are continuing to operate under an interim agreement with this supplier while continuing to evaluate alternatives to ensuring continued uninterrupted product supply to satisfy our customer commitments.

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

Higher commodity prices, driven in part by inflationary costs in Argentina, increased our costs by approximately $2 in the second quarter of 2016, with overall lower commodity costs benefiting the first six months of 2016 by $5. The net impact of material commodity costs on our second quarter and first six month results in 2015 as compared to the corresponding periods in 2014 was nominal. Material recovery and other pricing actions increased sales by $3 in this year's second quarter and reduced sales by $5 for the first six months, while second-quarter and first half 2015 sales were increased by $3 and $18 from such actions.

Sales, Earnings and Cash Flow Outlook

	2016 Outlook	2015	2014
Sales	$5,800 - $6,000	$6,060	$6,617
Adjusted EBITDA	$640 - $670	$652	$746
Net cash provided by operating activities	$450 - $470	$406	$510
Purchases of property, plant and equipment	$320 - $340	$260	$234
Free Cash Flow	$120 - $140	$146	$276

Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. See the Non-GAAP Financial Measures discussion below for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable U.S. generally accepted accounting principles (GAAP) measures. We have not provided a reconciliation of our Adjusted EBITDA outlook to the most comparable GAAP measure of net income. Providing net income guidance is potentially misleading and not practical given the difficulty of projecting event driven transactional and other non-core operating items that are included in net income, including restructuring actions, asset impairments and income tax valuation adjustments. The accompanying reconciliations of these non-GAAP measures with the most comparable GAAP measures for the historical periods presented are indicative of the reconciliations that will be prepared upon completion of the periods covered by the non-GAAP guidance.

During the past three years, weaker international currencies relative to the U.S. dollar were the most significant factor reducing our sales. The sales reduction attributable to currency over the three-year period approximated $900, with a reduction of more than $500 occurring in 2015. We divested our Venezuela operation in January 2015, which further reduced consolidated sales by approximately $100. Adjusted for currency and divestiture effects, our sales have been relatively stable. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. New business with customers has largely offset the lower sales attributable to overall weaker end user demand. Our full year sales outlook for 2016 includes an impact due to additional weakening of international currencies in the range of $150 to $200. Net new business coming on line in 2016 is increasing sales. Our outlook for 2016 anticipates overall end user market demand across our businesses being relatively comparable to down slightly from 2015, with the impacts of weaker North America heavy truck, global off-highway and Brazil markets largely being offset with the benefits of stronger light vehicle markets.

Over the past three years, adjusted EBITDA margin as a percent of sales has remained relatively constant at around 11% despite certain markets being weak and volatile. Where practicable, we have aligned our cost with weaker demand levels in certain markets. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. Although our sales outlook has weakened some, with a continued focus on cost and new business coming on at competitive rates, we expect to maintain our adjusted EBITDA margin at a level slightly improved over 2015. Further margin improvement following 2016 is anticipated as we expect to see increased end user demand in certain markets, along with continued benefit from additional new business and cost reduction actions.

Free cash flow generation has been strong the past three years as we benefited from strong earnings and closely managed working capital and capital spend requirements. Free cash flow in 2014 benefited from the receipt of $40 of interest from the sale of an in-kind note receivable. Lower pension contributions, restructuring payments and cash taxes also benefited free cash flow in 2014, while increased new program launches resulted in higher capital spending. The lower free cash flow in 2015 is primarily due to lower earnings and increased capital spend to support new program launches, with lower cash taxes and restructuring payments providing a partial offset. During the first quarter of 2016, we were successful in being selected by certain of our major customers for new programs. Although not scheduled to begin production until 2018, these programs will require capital investment during the remainder of this year. As such, we increased our expected capital spend in 2016 by $40 to a range of $320 to $340 and correspondingly reduced our 2016 free cash flow outlook to $120 to $140. Other free cash flow elements were largely unchanged. Net interest will consume cash of around $95, with estimated cash taxes being about $90, restructuring expenditures about $25 and pension contributions around $15 – all relatively comparable with 2015.

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

Summary Consolidated Results of Operations (Second Quarter, 2016 versus 2015)

	Three Months Ended June 30,
	2016		2015
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,546		$1,609		$(63)
Cost of sales	1,313	84.9%	1,373	85.3%	(60)
Gross margin	233	15.1%	236	14.7%	(3)
Selling, general and administrative expenses	106	6.9%	101	6.3%	5
Amortization of intangibles	2		4		(2)
Restructuring charges, net	5		11		(6)
Loss on extinguishment of debt	(17)				(17)
Other income, net	7		4		3
Income before interest expense and income taxes	110		124		(14)
Interest expense	30		27		3
Income before income taxes	80		97		(17)
Income tax expense	29		36		(7)
Equity in earnings of affiliates	4		2		2
Net income	55		63		(8)
Less: Noncontrolling interests net income	2		4		(2)
Net income attributable to the parent company	$53		$59		$(6)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended June 30,			Amount of Change Due To
	2016	2015	Increase/(Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$821	$852	$(31)	$(6)	$2	$(27)
Europe	448	456	(8)	(4)		(4)
South America	91	110	(19)	(26)		7
Asia Pacific	186	191	(5)	(8)		3
Total	$1,546	$1,609	$(63)	$(44)	$2	$(21)

Sales in the second quarter of 2016 were $63 lower than in the same period in 2015. Weaker international currencies decreased sales by $44. A volume-related organic sales decrease of $24 resulted primarily from weaker global Off-Highway demand, lower commercial vehicle production in North America and Brazil and lower sales with a major North America commercial vehicle customer, partially offset by stronger overall light vehicle volume levels in North America, Europe and Asia Pacific and contributions from new business. Cost recovery pricing actions increased sales by $3.

The North America organic sales reduction of 3% was driven principally by a decline in Class 8 production of about 31%, reduced sales levels with a major commercial vehicle customer and weaker Off-Highway demand. These effects were partially offset by increases in full frame light truck production of around 10% and in light vehicle engine build of 6% and by higher sales from new customer programs.

Excluding currency effects, principally from a weaker South African rand and British pound, our sales in Europe in the second quarter of 2016 were down slightly from 2015. Weaker Off-Highway demand more than offset the benefit from higher light truck production of about 10% and increased light vehicle engine build of about 6%.

South America sales in this year's second quarter were impacted by weaker currencies in Argentina and Brazil. Excluding these effects, sales were up 6% from the same period in 2015. The organic sales increase in the region was driven by new customer programs, which more than offset the effects of lower medium/heavy truck production levels of about 16%.

Asia Pacific sales in this year's second quarter were relatively comparable to 2015. Weaker currencies in Thailand, China and India contributed to the currency-related sales reduction. The 2% organic sales increase resulted primarily from increased production levels in the region along with new customer programs.

Cost of sales and gross margin — Cost of sales declined $60, or 4%, in the second quarter of 2016 when compared to the same period in 2015. Similar to sales, the reduction was primarily due to currency effects and lower overall sales volumes. Cost of sales as a percent of this year's sales was 40 basis points lower than the same period of last year. Lower material costs of $17 contributed to lower year-over-year cost of sales in 2016. Additionally, the second quarter of 2015 included non-recurring costs of about $7 relating to supplier transition costs in our Commercial Vehicle segment. These benefits more than offset the under absorption of cost associated with lower sales volumes, higher warranty cost of $4 and increased engineering and product development costs of $2.

Gross margin of $233 for the second quarter of 2016 decreased $3 from the same period in 2015, representing 15.1% of sales in 2016 as compared to 14.7% of sales in 2015. The 40 basis point increase in gross margin was principally driven by the cost of sales factors referenced above and pricing actions which increased second quarter year-over-year margin by $3.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2016 were $106 (6.9% of sales) as compared to $101 (6.3% of sales) in 2015. Salary and benefits expenses in 2016 were $1 higher than in 2015, while selling and other discretionary spending increased $4, due in part to execution of certain project initiatives that were largely completed this past quarter.

Amortization of intangibles — The reduction of $2 in amortization of intangibles is primarily attributable to certain customer related intangibles becoming fully amortized.

Restructuring charges — Restructuring charges of $5 reflect the second quarter 2016 commencement of the closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky and a headcount reduction action at our corporate facilities in the U.S., along with continuing employee separation and exit costs associated with previously announced headcount reduction and facility closure actions. The Glasgow, Kentucky closure is expected to be completed by mid-2017. Specific actions to implement the closure are still being evaluated. At present, we expect that completion of this action will require cash expenditures in the range of $15 to $20, including restructuring charges of $9 for employee separation and equipment relocation costs, capital investment costs of $4 for supplier tooling and $2 to $7 for other exit costs. Restructuring charges of $11 in 2015 were primarily attributable to headcount reductions in our Commercial Vehicle segment operations in Brazil which were significantly impacted by lower demand levels, along with costs associated with previously announced restructuring actions.

Loss on extinguishment of debt — During the second quarter of 2016, we redeemed our February 2021 Notes and incurred a redemption premium of $12. We also restructured our domestic revolving credit facility. In connection with the February 2021 Notes redemption and the revolving credit facility restructuring, we wrote off $5 of previously deferred financing costs.

Other income, net — The following table shows the major components of other income, net.

	Three Months Ended June 30,
	2016	2015
Interest income	$2	$4
Government grants and incentives	2
Foreign exchange loss		(6)
Strategic transaction expenses	(1)	(1)
Insurance recoveries		3
Other	4	4
Other income, net	$7	$4

Interest expense — Interest expense was $30 and $27 in the three months ended June 30, 2016 and 2015. The increase in interest expense is primarily due to higher average debt levels in 2016. As discussed in Note 11 to our consolidated financial statements in Item 1 of Part I, on May 27, 2016 Dana Financing Luxembourg S.à.r.l. issued $375 of senior notes and on June 23, 2016 we redeemed $350 of our February 2021 Notes. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.4% and 6.3% in 2016 and 2015.

Income tax expense — Income tax expense was $29 and $36 in 2016 and 2015. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. The effective tax rate was 36% in 2016 as compared to 37% in 2015. In 2016, jurisdictions with valuation allowances had aggregate pre-tax losses thereby increasing the effective rate, whereas in 2015 these jurisdictions had pre-tax income which reduced the effective rate. Withholding tax related to repatriation of foreign earnings and future income taxes and withholding taxes on earnings of foreign operations that are not permanently invested of $1 and $3 in 2016 and $3 and $2 in 2015 increased the effective tax rate. In 2015, we also recognized expense of $6 related to withholding taxes associated with the changes to planned repatriations of certain foreign earnings. Also causing the effective rate to be higher than the 35% U.S. statutory rate in 2016 was tax expense of $3 from the amortization of a prepaid tax asset related to an intercompany transaction completed in 2015. Overall lower tax rates in jurisdictions outside the U.S. reduced the effective tax rate in both periods.

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

Equity in earnings of affiliates — Net earnings from equity investments was $4 in 2016 and $2 in 2015. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) and Dongfeng Dana Axle Co., Ltd. (DDAC) were both $2 in 2016. Equity in earnings from BSFB of $4 in 2015 was partially offset by a loss of $2 from DDAC.

Summary Consolidated Results of Operations (Year-to-Date, 2016 versus 2015)

	Six Months Ended June 30,
	2016		2015
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,995		$3,217		$(222)
Cost of sales	2,563	85.6%	2,753	85.6%	(190)
Gross margin	432	14.4%	464	14.4%	(32)
Selling, general and administrative expenses	204	6.8%	201	6.2%	3
Amortization of intangibles	4		9		(5)
Restructuring charges, net	6		12		(6)
Loss on extinguishment of debt	(17)		(2)		(15)
Other income, net	8		16		(8)
Income before interest expense and income taxes	209		256		(47)
Interest expense	57		55		2
Income before income taxes	152		201		(49)
Income tax expense	53		67		(14)
Equity in earnings of affiliates	4		3		1
Net income	103		137		(34)
Less: Noncontrolling interests net income	5		15		(10)
Net income attributable to the parent company	$98		$122		$(24)

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended June 30,			Amount of Change Due To
	2016	2015	Increase/ (Decrease)	Currency Effects	Acquisitions	Organic Change
North America	$1,603	$1,686	$(83)	$(14)	$4	$(73)
Europe	858	919	(61)	(25)		(36)
South America	157	227	(70)	(56)		(14)
Asia Pacific	377	385	(8)	(21)		13
Total	$2,995	$3,217	$(222)	$(116)	$4	$(110)

Sales in the first half of 2016 were $222 lower than in the same period in 2015. Weaker international currencies decreased sales by $116. A volume-related organic sales decrease of $105 resulted primarily from weaker global Off-Highway demand, lower commercial vehicle production in North America and Brazil and lower sales with a major North America commercial vehicle customer, partially offset by stronger overall light vehicle volume levels in North America, Europe and Asia Pacific and contributions from new customer programs. Cost recovery pricing actions reduced sales by $5.

The North America organic sales reduction of 4% was driven principally by a decline in Class 8 production of about 26%, reduced sales levels with a major commercial vehicle customer and weaker Off-Highway demand. These effects were partially offset by increases in full frame light truck production of around 14% and in light vehicle engine build of 7% and by higher sales from new customer programs.

Excluding currency effects, principally from a weaker South African rand, British pound and euro, our sales in Europe in the first half of 2016 were 4% lower than in 2015. Weaker Off-Highway demand was the primary driver of this reduction in sales, with increased light vehicle engine and light truck production providing a partial offset.

South America sales in this year's first half were impacted by weaker currencies in Argentina and Brazil. Excluding these effects, sales were down 6% from the same period in 2015. The organic sales decrease in the region was primarily driven by lower medium/heavy truck production levels, which were down about 25%, and a decrease in light truck production of about 9%. Partially offsetting the weaker production levels were increased sales from new customer programs.

Asia Pacific sales in this year's first half were relatively comparable to 2015. Weaker currencies in Thailand, India and China contributed to the currency-related sales reduction. The 3% organic sales increase resulted primarily from increased production levels in the region along with new customer programs.

Cost of sales and gross margin — Cost of sales declined $190, or 7%, in the first half of 2016 when compared to the same period in 2015. Similar to sales, the reduction was primarily due to currency effects and lower overall sales volumes. Cost of sales as a percent of this year's sales was the same as last year. Under absorption of cost as a result of lower sales volumes increased cost of sales as a percent of sales along with increased engineering and product development costs of $9 and higher warranty expense of $7. Offsetting these increases were lower material costs of $36 and the elimination of supplier transition costs in our Commercial Vehicle segment, which totaled $14 in the first half of 2015.

Gross margin of $432 for the first half of 2016 decreased $32 from the same period in 2015. Gross margin as a percent of sales was 14.4% in both 2016 and 2015. The net effect of the cost of sales factors referenced above and pricing actions which reduced first half year-over-year margin by $5 were generally offsetting.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2016 were $204 (6.8% of sales) as compared to $201 (6.2% of sales) in 2015. Salary and benefits expenses in 2016 were $2 higher than in 2015, while selling and other discretionary spending increased $1.

Amortization of intangibles — The reduction of $5 in amortization of intangibles is primarily attributable to certain customer related intangibles becoming fully amortized.

Restructuring charges — Restructuring charges of $6 primarily reflect the second quarter 2016 commencement of the closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky and a headcount reduction action at our corporate facilities in the U.S., along with continuing employee separation and exit costs associated with previously announced headcount reduction and facility closure actions. Restructuring charges of $12 in 2015 were primarily attributable to headcount reductions in our Commercial Vehicle segment operations in Brazil which were significantly impacted by lower demand levels, along with costs associated with previously announced restructuring actions.

Other income, net — The following table shows the major components of other income, net.

	Six Months Ended June 30,
	2016	2015
Interest income	$5	$7
Government grants and incentives	3	1
Foreign exchange loss	(2)	(6)
Strategic transaction expenses	(3)	(2)
Gain on derecognition of noncontrolling interest		5
Gain on sale of marketable securities		1
Insurance recoveries	1	4
Other	4	6
Other income, net	$8	$16

Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a $5 gain on the derecognition of the noncontrolling interest in one of our former Venezuelan subsidiaries. See Note 3 to our consolidated financial statements in Item 1 of Part I for additional information.

Loss on extinguishment of debt — During the second quarter of 2016, we redeemed our February 2021 Notes and incurred a redemption premium of $12. We also restructured our domestic revolving credit facility. In connection with the February 2021 Notes redemption and the revolving credit facility restructuring, we wrote off $5 of previously deferred financing costs. The prior year expense was attributable to the call premium and write-off of previously deferred financing costs associated with the redemption of $15 of our February 2019 Notes in the first quarter of 2015.

Interest expense — Interest expense was $57 and $55 in 2016 and 2015. The increase in interest expense is primarily due to higher average debt levels in 2016. As discussed in Note 11 to our consolidated financial statements in Item 1 of Part I, on May 27, 2016 Dana Financing Luxembourg S.à.r.l. issued $375 of senior notes and on June 23, 2016 we redeemed $350 of our

February 2021 Notes. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.5% and 6.4% in 2016 and 2015.

Income tax expense — Income tax expense was $53 and $67 in 2016 and 2015. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. The effective tax rate was 35% in 2016 as compared to 33% in 2015. In 2016, jurisdictions with valuation allowances had aggregate pre-tax losses thereby increasing the effective rate, whereas in 2015 these jurisdictions had pre-tax income which reduced the effective rate. Withholding tax related to repatriation of foreign earnings and future income taxes and withholding taxes on earnings of foreign operations that are not permanently invested of $2 and $4 in 2016 and $4 and $3 in 2015 increased the effective tax rate. In 2015, we also recognized expense of $6 related to withholding taxes associated with the changes to planned repatriations of certain foreign earnings. Also causing the effective rate to be higher than the 35% U.S. statutory rate in 2016 was tax expense of $6 from the amortization of a prepaid tax asset related to an intercompany transaction completed in 2015. Overall lower tax rates in jurisdictions outside the U.S. reduced the effective tax rate in both periods.

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

Equity in earnings of affiliates — Net earnings from equity investments was $4 in 2016 and $3 in 2015. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $5 in 2016 while earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were negligible. Equity in earnings from BSFB of $7 in 2015 was partially offset by a loss of $4 from DDAC.

Noncontrolling interests net income — As more fully discussed in Note 1 to our consolidated financial statements in Item 1, the first quarter of 2015 included $9 for correction of previously reported noncontrolling interests net income.

Segment Results of Operations (2016 versus 2015)

Light Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$641	$66	10.3%	$1,278	$130	10.2%
Volume and mix	62	9		75	11
Performance	8	3		7	(1)
Currency effects	(42)	(7)		(78)	(11)
2016	$669	$71	10.6%	$1,282	$129	10.1%

Light Vehicle sales in 2016 were reduced by currency translation effects, primarily as a result of a weaker Argentina peso, Thailand baht, South Africa rand, and British pound sterling. Sales in this year's second quarter and first six months, exclusive of currency effects, were 11% and 6% higher than in 2015. The volume-related increases were driven primarily by stronger production levels. North America full frame light truck production in the second quarter and first six months of 2016 was up 10% and 14% from the same periods of 2015. Light truck production in Europe and Asia Pacific was stronger by 10% and 8% for the comparative second quarter periods and stronger by 9% and 10% for the year-over-year six-month periods. Partially offsetting these production increases were lower sales from a discontinued program in Europe and weaker South America demand.

Light Vehicle segment EBITDA of $71 for the second quarter of 2016 is $5 higher than the same period of 2015, with segment EBITDA for the first half of 2016 being $1 lower than 2015. Weaker international currencies reduced segment EBITDA by $7 in the second quarter and $11 for this year's first six months. Higher sales volumes from overall stronger production levels and new business provided a benefit of $9 and $11 in the second quarter and first six months. The year-over-year second-quarter performance-related improvement of $3 is primarily attributable to pricing and material recovery of $8, which largely offset $6 of higher material commodity cost. Material cost savings initiatives provided a benefit of $7, while higher warranty expense, launch costs and other items reduced segment EBITDA by $6. The comparative six-month period performance-related EBITDA included pricing and material recovery benefit of $7, which offset increased commodity cost of $3. Material cost savings actions provided additional benefit of $9. Lower cost recovery from customers in this year's first quarter contributed to higher net engineering and product development expense of $5, while start-up costs associated with a higher level of new program launches and other items reduced performance-related segment EBITDA by $9.

Commercial Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$431	$36	8.4%	$864	$71	8.2%
Volume and mix	(66)	(9)		(126)	(18)
Volume and mix - Brazil	(14)	(4)		(33)	(9)
Performance	2	10		1	18
Currency effects	(4)	(1)		(24)	(4)
2016	$349	$32	9.2%	$682	$58	8.5%

The currency-related reduction in sales was primarily due to a weaker Brazil real in both the second quarter and six-month comparisons, with weakness in the Mexico peso also contributing to the year-over-year six-month reduction. After adjusting for the effects of currency, second-quarter and six-month 2016 sales in our Commercial Vehicle segment decreased 18% compared to 2015. The volume-related reduction in both periods was primarily attributable to weaker end market demand in Brazil, where medium/heavy truck production in the second quarter and first half was down about 17% and 27% from last year, a year-over-year decline in second-quarter and first-half North America Class 8 production of about 31% and 26% and lower sales in this year's first six months with a major North America customer.

Commercial Vehicle segment EBITDA of $32 in this year's second quarter was $4 lower than in 2015, with six-month year-to-date segment EBITDA down $13 from last year. Lower sales volumes reduced segment EBITDA by $13 and $27 in this year's second quarter and first six months, with weaker international currencies reducing earnings by another $1 and $4. Partially offsetting these reductions was performance-related segment EBITDA improvement of $10 in the second quarter and $18 in the first half of this year, principally due to avoidance of supplier transition costs incurred in last year's second quarter and first half of $7 and $14. Material cost savings initiatives improved performance-related EBITDA in the second quarter and first half by $4 and $8. Partially offsetting these benefits was higher warranty expense and other items.

Off-Highway

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$279	$41	14.7%	$563	$80	14.2%
Volume and mix	(25)	(9)		(58)	(17)
Performance	(3)	2		(5)	5
Currency effects	1	3		(7)	1
2016	$252	$37	14.7%	$493	$69	14.0%

Currency-adjusted second-quarter and first-half 2016 sales were down 10% and 11% compared to 2015, primarily from lower global end-market demand.

Off-Highway segment EBITDA of $37 in the second quarter of 2016 was down $4 from 2015, with segment EBITDA for the first six months lower by $11 compared with the previous year. The impact of lower sales volumes on segment EBITDA was partially offset by currency effects and by material cost savings and other cost reduction actions which contributed to a performance-related earnings improvement of $2 and $5 for the comparative three and six-month periods.

Power Technologies

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$258	$39	15.1%	$512	$77	15.0%
Volume and mix	21	5		41	9
Performance	(4)	—		(8)	(6)
Currency effects	1	(1)		(7)	(2)
2016	$276	$43	15.6%	$538	$78	14.5%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. A weaker Canadian dollar was the primary driver of the reduced six-month sales due to currency. Net of currency effects, sales in the second quarter and first six months of 2016 increased about 6% compared to the same periods of 2015, principally from stronger market demand. Light vehicle engine build in North America and Europe was up about 6% in the comparative second-quarter periods, with comparative first half build up 7% in North America and 3% in Europe.

Segment EBITDA of $43 in 2016 was $4 higher than 2015, with first-half 2016 segment EBITDA being up $1 from the same period of last year. Lower material costs offset the effects of reductions attributable to pricing actions and higher engineering and product development expense in the year-over-year second quarter performance-related segment EBITDA comparison. Six-month performance-related comparative segment EBITDA is reflective of increased engineering and development expense of $4 which along with customer pricing and other cost increases largely offset the benefit from lower material costs.

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, equity grant expense, restructuring expense and other adjustments not related to our core operations (gain/loss on debt extinguishment, pension settlements, divestitures, impairment, etc.). Adjusted EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. Adjusted EBITDA should not be considered a substitute for income before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of segment EBITDA and adjusted EBITDA to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA
Light Vehicle	$71	$66	$129	$130
Commercial Vehicle	32	36	58	71
Off-Highway	37	41	69	80
Power Technologies	43	39	78	77
Total Segment EBITDA	183	182	334	358
Corporate expense and other items, net	(5)	(2)	(8)	(2)
Adjusted EBITDA	178	180	326	356
Depreciation and amortization	(45)	(43)	(88)	(88)
Restructuring	(5)	(11)	(6)	(12)
Interest expense, net	(28)	(23)	(52)	(48)
Other*	(20)	(6)	(28)	(7)
Income before income taxes	80	97	152	201
Income tax expense	29	36	53	67
Equity in earnings of affiliates	4	2	4	3
Net income	$55	$63	$103	$137

*
Other includes stock compensation expense, strategic transaction expenses, gain on derecognition of noncontrolling interest, distressed supplier costs, amounts attributable to previously divested/closed operations, loss on extinguishment of debt and other items.  See Note 17 to our consolidated financial statements in Item 1 of Part I for additional details.

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

The following table reconciles free cash flow to net cash flows provided by operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$185	$148	$158	$128
Purchases of property, plant and equipment	(77)	(60)	(148)	(122)
Free cash flow	$108	$88	$10	$6

Liquidity

Our global liquidity at June 30, 2016 was as follows:

Cash and cash equivalents	$745
Less: Deposits supporting obligations	(9)
Available cash	736
Additional cash availability from revolving facility	475
Marketable securities	164
Total liquidity	1,375
Less: Liquidity at subsidiary*	(142)
Operating liquidity	$1,233

*	Cash and marketable securities, net of deposits supporting obligations, held by a wholly-owned subsidiary can be transferred out of this subsidiary only if approved by its independent board member.

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

The components of our June 30, 2016 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$212	$432	$644
Cash and cash equivalents held as deposits	2	7	9
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	91	92
Consolidated cash balance	$215	$530	$745

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

In May 2016, Dana Financing Luxembourg S.à.r.l. completed the issuance of $375 of its June 2026 Notes. Net proceeds of the offering after transaction costs totaled $368, of which $362 was used to redeem all of our February 2021 Notes at a price of 103.375%.

In June 2016, we received commitments from new and existing lenders for a $500 amended and restated revolving credit facility (the Amended Revolving Facility) which expires in June 2021. At June 30, 2016, we had no borrowings under the Amended Revolving Facility but we had utilized $25 for letters of credit. We had availability at June 30, 2016 under the Amended Revolving Facility of $475 after deducting the outstanding letters of credit.

At June 30, 2016, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Amended Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Amended Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. During the first half of 2016, we paid $81 to acquire 6,612,537 shares of common stock in the open market.

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

Cash Flow

	Six Months Ended June 30,
	2016	2015
Cash used for working capital	$(65)	$(108)
Other cash provided by operations	223	236
Net cash provided by operating activities	158	128
Net cash used in investing activities	(168)	(123)
Net cash used in financing activities	(47)	(189)
Net decrease in cash and cash equivalents	$(57)	$(184)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $223 and $236 in 2016 and 2015. The year-over-year decrease in other cash provided by operations is primarily attributable to lower operating earnings in 2016.

Working capital used cash of $65 and $108 in 2016 and 2015. Cash of $138 and $158 was used to finance increased receivables in 2016 and 2015. The higher level of cash required for receivables in 2015 was due in part to timing of customer payments. Cash of $31 and $67 was used to fund higher inventory levels in 2016 and 2015. Higher inventory requirements in 2015 were due in part to a supplier transition initiative in our Commercial Vehicle operating segment. Partially offsetting cash used for higher receivables and inventory in both 2016 and 2015 was cash provided by increases in accounts payable and other net liabilities of $104 and $117.

Investing activities — Expenditures for property, plant and equipment were $148 and $122 in the first half of 2016 and 2015. During 2016, we paid $18 to acquire the aftermarket distribution business of Magnum. During 2016 and 2015, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2016, Dana Financing Luxembourg S.à.r.l. completed the issuance of $375 of senior notes and paid financing costs of $10 related to the notes and the Amended Revolving Facility. We redeemed all of our February 2021 Notes at a $12 premium. Also during 2016, we made scheduled repayments of $26 and took out $66 of additional long-term debt at international locations. During 2015, we redeemed $55 of our February 2019 Notes at a $2 premium and took out additional long-term debt at international locations. We used $18 for dividend payments to common stockholders in both 2016 and 2015. We used $81 to repurchase 6,612,537 common shares and $126 to repurchase 5,822,021 common shares in 2016 and 2015.

Contractual Obligations

Aside from the impacts of the financing activities described in Note 11 to our consolidated financial statements in Item 1 of Part I, there have been no material changes at June 30, 2016 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2015 Form 10-K.

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

In the second quarter of 2016, we completed a refinancing of senior notes, redeeming our February 2021 Notes and issuing the June 2026 Notes through a wholly-owned subsidiary, Dana Financing Luxembourg S.à.r.l. As referenced in Note 15 to our consolidated financial statements in Item 1, we evaluated the effects of this transaction along with other factors as part of our assessment of valuation allowances against U.S. deferred tax assets. Based on our assessment, we determined that no release of valuation allowance in the second quarter of 2016 was appropriate. However, we believe that within the next twelve months, to the extent our operating performance demonstrates sustained profitability, certain of our end markets stabilize and we are able to affirm sustained profitability in our forecasts, release of U.S. valuation allowances approximating $500 is reasonably possible.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of 2016, we executed certain refinancing activities and entered into derivative instruments to manage our debt portfolio. We redeemed our February 2021 Notes and issued the June 2026 Notes through a wholly-owned subsidiary, Dana Financing Luxembourg S.à.r.l. In conjunction with the issuance of the June 2026 Notes, we executed two fixed-to-fixed cross-currency swaps with the same critical terms as the June 2026 Notes. See Notes 11 and 12 to our consolidated financial statements in Item 1 of Part I for additional information.

Other than the refinancing activities described above, there have been no no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2015 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. The share repurchase program expires on December 31, 2017. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we used cash of $53 to repurchase shares of our common stock during the second quarter of 2016.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April	Common	716,275	$13.37	716,275	$263
May	Common	1,466,406	$12.02	1,466,406	$245
June	Common	2,165,164	$12.00	2,165,164	$219

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date:	July 21, 2016	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1
Indenture, dated May 27, 2016, among Dana Luxembourg Financing S.à r.l., Dana Holding Corporation and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2016 and incorporated by reference herein.

10.1
Revolving Credit and Guaranty Agreement, dated as of June 9, 2016, among Dana Holding Corporation, as borrower, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, and the other lenders party thereto. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 9, 2016 and incorporated by reference herein.

10.2
Revolving Facility Security Agreement, dated as of June 9, 2016, from Dana Holding Corporation and the other guarantors referred to therein, as grantors, to Citibank, N.A., as collateral agent. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 9, 2016 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.