Form 10-Q
period 2016-09-30
DANA INC
filed 2016-10-20
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2016
Commission File Number: 1-1063

Dana Incorporated
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 143,823,091 shares of the registrant’s common stock outstanding at October 7, 2016.

DANA INCORPORATED – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated
Consolidated Statement of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,384	$1,468	$4,379	$4,685
Costs and expenses
Cost of sales	1,176	1,255	3,739	4,008
Selling, general and administrative expenses	99	98	303	299
Amortization of intangibles	2	4	6	13
Restructuring charges, net	17	1	23	13
Impairment of long-lived assets		(36)		(36)
Loss on extinguishment of debt			(17)	(2)
Other income, net	9	2	17	18
Income before interest expense and income taxes	99	76	308	332
Interest expense	27	31	84	86
Income before income taxes	72	45	224	246
Income tax expense (benefit)	13	(77)	66	(10)
Equity in earnings of affiliates	2	—	6	3
Net income	61	122	164	259
Less: Noncontrolling interests net income	4	3	9	18
Net income attributable to the parent company	$57	$119	$155	$241

Net income per share attributable to the parent company
Basic	$0.40	$0.75	$1.06	$1.49
Diluted	$0.39	$0.75	$1.05	$1.48

Weighted-average shares outstanding - Basic	144.0	158.0	146.7	161.6
Weighted-average shares outstanding - Diluted	144.6	158.9	147.1	162.7

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.17

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$61	$122	$164	$259
Less: Noncontrolling interests net income	4	3	9	18
Net income attributable to the parent company	57	119	155	241

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(8)	(66)	(3)	(151)
Hedging gains and losses	(11)	1	(21)	3
Investment and other gains and losses	(5)	(5)	(2)	(5)
Defined benefit plans		17	13	40
Other comprehensive loss attributable to the parent company	(24)	(53)	(13)	(113)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments		(3)	1	(5)
Defined benefit plans				1
Other comprehensive income (loss) attributable to noncontrolling interests	—	(3)	1	(4)

Total comprehensive income attributable to the parent company	33	66	142	128
Total comprehensive income attributable to noncontrolling interests	4	—	10	14
Total comprehensive income	$37	$66	$152	$142

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Balance Sheet (Unaudited)
(In millions, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$727	$791
Marketable securities	126	162
Accounts receivable
Trade, less allowance for doubtful accounts of $6 in 2016 and $5 in 2015	802	673
Other	150	115
Inventories
Raw materials	331	303
Work in process and finished goods	365	322
Other current assets	140	108
Total current assets	2,641	2,474
Goodwill	89	80
Intangibles	108	102
Other noncurrent assets	345	353
Investments in affiliates	147	150
Property, plant and equipment, net	1,283	1,167
Total assets	$4,613	$4,326

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$50	$22
Accounts payable	833	712
Accrued payroll and employee benefits	147	145
Taxes on income	20	19
Other accrued liabilities	202	193
Total current liabilities	1,252	1,091
Long-term debt, less debt issuance costs of $23 in 2016 and $21 in 2015	1,615	1,553
Pension and postretirement obligations	508	521
Other noncurrent liabilities	368	330
Total liabilities	3,743	3,495
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 143,813,145 and 150,068,040 shares outstanding	2	2
Additional paid-in capital	2,322	2,311
Accumulated deficit	(281)	(410)
Treasury stock, at cost (6,810,678 and 23,963 shares)	(83)	(1)
Accumulated other comprehensive loss	(1,187)	(1,174)
Total parent company stockholders' equity	773	728
Noncontrolling equity	97	103
Total equity	870	831
Total liabilities and equity	$4,613	$4,326

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$164	$259
Depreciation	129	117
Amortization of intangibles	7	14
Amortization of deferred financing charges	4	3
Call premium on senior notes	12	2
Write-off of deferred financing costs	5	1
Earnings of affiliates, net of dividends received	3	12
Stock compensation expense	11	14
Deferred income taxes	1	(97)
Pension contributions, net	(12)	(14)
Impairment of long-lived assets		36
Change in working capital	(142)	(92)
Other, net		11
Net cash provided by operating activities	182	266

Investing activities
Purchases of property, plant and equipment	(198)	(192)
Acquisition of business	(18)
Purchases of marketable securities	(41)	(29)
Proceeds from sales of marketable securities	47	15
Proceeds from maturities of marketable securities	33	21
Other	(10)	(3)
Net cash used in investing activities	(187)	(188)

Financing activities
Net change in short-term debt	14	3
Repayment of letters of credit		(4)
Proceeds from long-term debt	441	18
Repayment of long-term debt	(378)	(59)
Call premium on senior notes	(12)	(2)
Deferred financing payments	(10)
Dividends paid to common stockholders	(26)	(27)
Distributions to noncontrolling interests	(16)	(8)
Repurchases of common stock	(81)	(245)
Other	(4)	6
Net cash used in financing activities	(72)	(318)

Net decrease in cash and cash equivalents	(77)	(240)
Cash and cash equivalents – beginning of period	791	1,121
Effect of exchange rate changes on cash balances	13	(64)
Cash and cash equivalents – end of period	$727	$817

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
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

Notes to Consolidated Financial Statements (Unaudited)
(In millions, except share and per share amounts)

Note 1. Organization and Summary of Significant Accounting Policies

General

Effective August 1, 2016, Dana Holding Corporation changed its legal name to Dana Incorporated. Dana Incorporated (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline (axles, driveshafts and transmissions), sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets.

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

In the third quarter of 2016, we identified an error attributable to our second quarter 2016 calculation of cash used for purchases of property, plant and equipment. While the error had no impact on the total net cash flows presented for the period it did result in a misclassification between net cash provided by operating activities and net cash used in investing activities. Purchases of property, plant and equipment previously presented for the six months ended June 30, 2016 should have been $18 lower with a corresponding offset to the change in working capital. Based on our assessments of qualitative and quantitative factors, the error and related impacts were not considered to be material to our consolidated financial statements in Item 1 of Part I of our June 30, 2016 Form 10-Q. Purchases of property, plant and equipment and change in working capital for the six months ended June 30, 2016, will be revised to reflect the correction when presented as the comparable period in our June 30, 2017 Form 10-Q. At September 30, 2016 and September 30, 2015, we had $82 and $42 of purchases of property, plant and equipment included in accounts payable.

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

Recently adopted accounting pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The guidance addresses income tax effects of share-based payments, tax withholding requirements, recognition for forfeitures and presentation requirements in the statement of cash flows. This guidance becomes effective January 1, 2017 with earlier adoption permitted. We elected to adopt the new guidance in the third quarter of 2016, requiring us to reflect any adjustments as of January 1, 2016 in retained earnings. The primary impact of adopting the new guidance was an increase in deferred tax assets of $32 related to the cumulative excess tax benefits resulting from share-based payments. Previous guidance resulted in credits to equity for such tax benefits and delayed recognition until the tax benefits reduced income taxes payable. Because we continue to carry a valuation allowance against certain of our deferred tax assets in the U.S., the increase in deferred tax assets was offset by an increase in our valuation allowance of $32, resulting in no impact to retained earnings as of January 1, 2016. With respect to other provisions in the new guidance, our plans currently do not permit tax withholdings in excess of the statutory minimums and we have elected to continue estimating forfeitures expected to occur when determining the amount of compensation cost to be recognized in each period. The presentation requirements for cash flows under the new standard had no impact on our consolidated statement of cash flows.

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

Recently issued accounting pronouncements

In August 2016, the FASB released guidance intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. This guidance becomes effective January 1, 2018 and is applied on a retrospective basis. This guidance is not expected to have a material impact on our consolidated statement of cash flows.

In June 2016, the FASB issued new guidance for the accounting for credit losses on certain financial instruments. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This guidance, which becomes effective January 1, 2020, is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued simplification guidance to eliminate the requirement for an entity to retrospectively apply the equity method of accounting upon obtaining significant influence over an investment that it previously accounted for under the cost basis or at fair value. That is, it is no longer required to restate all periods as if the equity method had been in effect during all previous periods that the investment had been held. The guidance applies to covered transactions that occur after

December 31, 2016. Early adoption is permitted. The significance of this guidance for us is dependent on any qualifying future investments.

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

In February 2016, the FASB issued its new lease accounting standard. The primary focus of the standard addresses the accounting by lessees. This standard requires all lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease) on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern in the income statement. Quantitative and qualitative disclosures are required to provide insight into the extent of revenue and expense recognized and expected to be recognized from leasing arrangements. We continue to evaluate the impact this guidance will have on our consolidated financial statements. This guidance becomes effective January 1, 2019. Early adoption is permitted.

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

In November 2015, the FASB issued guidance that simplifies the balance sheet classification of deferred taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment simplifies the presentation to require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The change to noncurrent classification will have an impact on working capital. This guidance becomes effective January 1, 2017 and allows for prospective or retrospective application, with appropriate disclosures. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and expect to complete out assessment and early adopt the guidance in the fourth quarter of 2016.

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

On October 27, 2015, we entered into an interim agreement with SIFCO under which they have continued to supply us product while pursuing various mutually satisfactory longer-term alternatives. On October 10, 2016, we submitted a bid to the

Brazilian bankruptcy court overseeing SIFCO’s reorganization in the competitive process to sell SIFCO's commercial vehicle steer axle systems business and its related forged components business. The bid and the proposed transaction are governed by a purchase agreement entered into between certain of Dana’s affiliates and SIFCO and certain of its affiliates. The transaction is subject to certain closing conditions, including that Dana is the winning bidder pursuant to the bankruptcy court supervised competitive auction process and certain Brazilian regulatory approvals. If Dana’s bid is approved in the bankruptcy court supervised competitive auction process and the applicable Brazilian regulatory approvals are received, closing is expected to occur in the fourth quarter of 2016. The purchase price for the business being acquired is 275 Brazilian reals, which approximates $85 at current exchange rates.

Our ability to maintain continued uninterrupted product supply to satisfy our customer commitments is somewhat uncertain, dependent on SIFCO's compliance with the terms of the supply agreement until the closing of the transaction. We continue to preserve the ability to pursue the legal rights and remedies available to us to enforce compliance with the original supply agreement.

Note 4. Goodwill and Other Intangible Assets

Goodwill — The carrying amount of goodwill attributable to each of our operating segments at September 30, 2016 were as follows: Off-Highway — $83 and Power Technologies — $6. The change in the carrying amount of goodwill in 2016 is due to currency fluctuation and the acquisition of an aftermarket distribution business. See Note 2 for additional information.

Components of other intangible assets —

		September 30, 2016			December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$87	$(85)	$2	$86	$(83)	$3
Trademarks and trade names	12	5	(2)	3	3	(2)	1
Customer relationships	7	399	(381)	18	383	(370)	13
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$576	$(468)	$108	$557	$(455)	$102

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at September 30, 2016 were as follows: Light Vehicle — $23, Commercial Vehicle — $34, Off-Highway — $36 and Power Technologies — $15.

Amortization expense related to amortizable intangible assets —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Charged to cost of sales	$1	$—	$1	$1
Charged to amortization of intangibles	2	4	6	13
Total amortization	$3	$4	$7	$14

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2016 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2016	2017	2018	2019	2020
Amortization expense	$2	$6	$3	$2	$1

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

During the third quarter of 2016, we approved plans to implement certain headcount reduction initiatives, primarily in our Off-Highway business. Including costs associated with this action and with other previously announced initiatives, restructuring expense during the third quarter of 2016 was $17, including $16 of severance and benefits costs and $1 of exit costs.

During the first half of 2016, we approved and announced the closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky. The closure is expected to be completed by mid-2017. We expect that completion of this action will require cash expenditures in the range of $15 to $20, of which $6 represents estimated restructuring charges for employee separation costs, $3 represents estimated restructuring charges for equipment relocation costs and the remainder represents expected capital investment costs for supplier tooling and other exit costs. Including costs associated with these actions and with other previously announced initiatives, restructuring expense for the nine months ended September 30, 2016 was $23, including $20 of contractual severance and benefits costs and $3 of exit costs.

During the first nine months of 2015, we implemented certain headcount reduction initiatives, primarily in our Commercial Vehicle business in Brazil in response to lower demand in that region. Including costs associated with this action and with other previously announced initiatives, restructuring expense during the first nine months of 2015 was $13, including $11 of severance and benefits costs and $2 of exit costs.

Accrued restructuring costs and activity, including noncurrent portion

	Employee Termination Benefits	Exit Costs	Total
Balance at June 30, 2016	$9	$7	$16
Charges to restructuring	16	1	17
Cash payments	(2)	(1)	(3)
Balance at September 30, 2016	$23	$7	$30

Balance at December 31, 2015	$9	$8	$17
Charges to restructuring	21	3	24
Adjustments of accruals	(1)		(1)
Cash payments	(6)	(4)	(10)
Balance at September 30, 2016	$23	$7	$30

At September 30, 2016, the accrued employee termination benefits include costs to reduce approximately 400 employees to be completed over the next two years. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at September 30, 2016.

	Expense Recognized			Future Cost to Complete
	Prior to 2016	2016	Total to Date
Light Vehicle	$9	$1	$10	$1
Commercial Vehicle	25	6	31	17
Off-Highway		14	14
Corporate		2	2
Total	$34	$23	$57	$18

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared quarterly cash dividends of six cents per share of common stock in each of the first three quarters of 2016. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. The program expires on December 31, 2017. Under the program, we spent $81 to repurchase 6,612,537 shares of our common stock during the first nine months of 2016 through open market transactions. Approximately $219 remained available under the program for future share repurchases as of September 30, 2016.

Changes in equity —

	2016			2015
Three Months Ended September 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, June 30	$743	$95	$838	$1,006	$103	$1,109
Total comprehensive income	33	4	37	66		66
Common stock dividends	(8)		(8)	(9)		(9)
Distributions to noncontrolling interests		(2)	(2)		(2)	(2)
Common stock share repurchases			—	(119)		(119)
Stock compensation	5		5	7		7
Stock withheld for employee taxes			—	(1)		(1)
Balance, September 30	$773	$97	$870	$950	$101	$1,051

Nine Months Ended September 30,
Balance, December 31	$728	$103	$831	$1,080	$100	$1,180
Total comprehensive income	142	10	152	128	14	142
Common stock dividends	(26)		(26)	(27)		(27)
Distributions to noncontrolling interests		(16)	(16)		(8)	(8)
Common stock share repurchases	(81)		(81)	(245)		(245)
Derecognition of noncontrolling interests			—		(5)	(5)
Stock compensation	11		11	17		17
Stock withheld for employee taxes	(1)		(1)	(3)		(3)
Balance, September 30	$773	$97	$870	$950	$101	$1,051

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2016	$(603)	$(14)	$5	$(551)	$(1,163)
Other comprehensive income (loss):
Currency translation adjustments	(8)				(8)
Holding gains and losses		(17)	2		(15)
Reclassification of amount to net income (a)		6	(7)		(1)
Actuarial loss on census update				(6)	(6)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				7	7
Tax expense				(1)	(1)
Other comprehensive loss	(8)	(11)	(5)	—	(24)
Balance, September 30, 2016	$(611)	$(25)	$—	$(551)	$(1,187)

Balance, June 30, 2015	$(512)	$(7)	$5	$(543)	$(1,057)
Other comprehensive income (loss):
Currency translation adjustments	(66)				(66)
Holding gains and losses		(4)	(5)		(9)
Reclassification of amount to net income (a)		5			5
Actuarial gain on census update				13	13
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				5	5
Tax expense				(1)	(1)
Other comprehensive income (loss)	(66)	1	(5)	17	(53)
Balance, September 30, 2015	$(578)	$(6)	$—	$(526)	$(1,110)

Balance, December 31, 2015	$(608)	$(4)	$2	$(564)	$(1,174)
Other comprehensive income (loss):
Currency translation adjustments	(3)				(3)
Holding gains and losses		(30)	5		(25)
Reclassification of amount to net income (a)		9	(7)		2
Actuarial loss on census update				(6)	(6)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				20	20
Tax expense				(1)	(1)
Other comprehensive income (loss)	(3)	(21)	(2)	13	(13)
Balance, September 30, 2016	$(611)	$(25)	$—	$(551)	$(1,187)

Balance, December 31, 2014	$(427)	$(9)	$5	$(566)	$(997)
Other comprehensive income (loss):
Currency translation adjustments	(149)				(149)
Holding loss on net investment hedge	(2)				(2)
Holding gains and losses		(13)	(5)		(18)
Reclassification of amount to net income (a)		16			16
Actuarial gain on census update				13	13
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				18	18
Elimination of net prior service costs and actuarial losses of disposal group				10	10
Tax expense				(1)	(1)
Other comprehensive income (loss)	(151)	3	(5)	40	(113)
Balance, September 30, 2015	$(578)	$(6)	$—	$(526)	$(1,110)
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

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator - Basic and Diluted:
Net income attributable to the parent company	$57	$119	$155	$241

Denominator:
Weighted-average shares outstanding - Basic	144.0	158.0	146.7	161.6
Employee compensation-related shares, including stock options	0.6	0.9	0.4	1.1
Weighted-average shares outstanding - Diluted	144.6	158.9	147.1	162.7

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 2.1 million and 0.2 million CSEs from the calculations of diluted earnings per share for the third quarters of 2016 and 2015 and excluded 2.1 million and 0.1 million CSEs for the year-to-date periods of 2016 and 2015 as the effect of including them would have been anti-dilutive.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the first nine months of 2016.

		Weighted-average Per Share
	Granted (In millions)	Grant Date Fair Value
RSUs	1.2	$13.30
PSUs	0.4	$13.21

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

We paid $1 of cash to settle RSUs and issued 0.5 million shares of common stock based on the vesting of RSUs during 2016. We recognized stock compensation expense of $4 and $6 during the third quarter of 2016 and 2015 and $11 and $14 during the first nine months of 2016 and 2015. At September 30, 2016, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $24. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2016		2015		OPEB - Non-U.S.
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2016	2015
Interest cost	$13	$2	$16	$2	$1	$1
Expected return on plan assets	(23)	(1)	(27)	(1)
Service cost		2		2		1
Other
Amortization of net actuarial loss	6	1	4	1
Net periodic benefit cost (credit)	$(4)	$4	$(7)	$4	$1	$2

Nine Months Ended September 30,
Interest cost	$39	$6	$50	$6	$3	$3
Expected return on plan assets	(69)	(2)	(82)	(2)
Service cost		4		5		1
Other		1
Amortization of net actuarial loss	16	4	14	4
Net periodic benefit cost (credit)	$(14)	$13	$(18)	$13	$3	$4

Pension expense for the nine months ended September 30, 2016 increased modestly versus the same period in 2015 as the effect of a lower assumed return on plan assets was mostly offset by a reduction in the interest component. The $11 reduction in interest resulted primarily from adopting a full yield curve approach to estimating interest expense effective at the beginning of 2016. The new method applies the specific spot rates along the yield curve used in the most recent remeasurement of the benefit obligation, resulting in a more precise estimate.

Note 10. Marketable Securities

	September 30, 2016			December 31, 2015
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$34	$—	$34	$38	$—	$38
Corporate securities	42		42	42		42
Certificates of deposit	24		24	18		18
Other	26		26	62	2	64
Total marketable securities	$126	$—	$126	$160	$2	$162

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities are primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $41, $48 and $11 at September 30, 2016.

Note 11. Financing Agreements

Long-term debt at —

			September 30, 2016		December 31, 2015
	Interest Rate		Principal	Unamortized Debt Issue Costs	Principal	Unamortized Debt Issue Costs
Senior Notes due February 15, 2021	6.750%		$—	$—	$350	$(4)
Senior Notes due September 15, 2021	5.375%		450	(6)	450	(6)
Senior Notes due September 15, 2023	6.000%		300	(4)	300	(5)
Senior Notes due December 15, 2024	5.500%		425	(6)	425	(6)
Senior Notes due June 1, 2026	6.500%	*	375	(7)
Other indebtedness			119	—	66
Total			$1,669	$(23)	$1,591	$(21)

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

Senior notes — On May 27, 2016, Dana Financing Luxembourg S.à r.l., a wholly-owned subsidiary of Dana, issued $375 in senior notes (June 2026 Notes). The June 2026 Notes were issued through a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the Securities Act). The June 2026 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and, outside the United States, only to non-U.S. investors in reliance on Regulation S under the Securities Act. The June 2026 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on June 15 and December 15 of each year, beginning on December 15, 2016. The June 2026 Notes will mature on June 1, 2026. Net proceeds of the offering totaled $368. Financing costs of $7 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The proceeds from the offering were used to redeem our February 2021 Notes, to pay related fees and expenses and for general corporate purposes.

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

On June 23, 2016, we redeemed all of our February 2021 Notes at a price equal to 103.375% plus accrued and unpaid interest. The $16 loss on extinguishment of debt includes the $12 redemption premium and the $4 write-off of previously deferred financing costs associated with the February 2021 Notes.

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

Advances under the Amended Revolving Facility bear interest at a floating rate based on, at our option, the base rate or Eurodollar rate (each as described in the revolving credit agreement) plus a margin. The margins on the base rate and Eurodollar rate are 0.75% and 1.75% per annum respectively until September 30, 2016 and as set forth below thereafter:

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

There were no borrowings under the Amended Revolving Facility at September 30, 2016 but we had utilized $22 for letters of credit. We had availability at September 30, 2016 under the Amended Revolving Facility of $478 after deducting the outstanding letters of credit.

Debt covenants — At September 30, 2016, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Amended Revolving Facility, a maintenance covenant that the first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs
September 30, 2016	Total	(Level 1)	(Level 2)
Marketable securities	$126	$26	$100
Currency forward contracts - Accounts receivable other
Cash flow hedges	1		1
Undesignated	2		2
Currency forward contracts - Other accrued liabilities
Cash flow hedges	3		3
Undesignated	2		2
Currency swaps - Accounts receivable other
Undesignated	1		1
Currency swaps - Other accrued liabilities
Undesignated	12		12
Currency swaps - Other noncurrent liabilities
Cash flow hedges	28		28

December 31, 2015
Marketable securities	$162	$64	$98
Currency forward contracts - Accounts receivable other
Cash flow hedges	1		1
Undesignated	2		2
Currency forward contracts - Other accrued liabilities
Cash flow hedges	5		5
Undesignated	1		1
Currency swaps - Accounts receivable other
Undesignated	4		4
Currency swaps - Other accrued liabilities
Undesignated	9		9

Fair value of financial instruments – The financial instruments that are not carried in our balance sheet at fair value are as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,550	$1,611	$1,525	$1,552
Other indebtedness*	119	97	66	56
Total	$1,669	$1,708	$1,591	$1,608

*	The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap.

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

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of September 30, 2016, no fixed-to-floating interest rate swaps remain outstanding. However, an $8 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at September 30, 2016. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the quarter or nine months ended September 30, 2016.

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

During May 2016, in conjunction with the issuance of the U.S. dollar-denominated June 2026 Notes by euro-functional Dana Financing Luxembourg S.à r.l. (euro-functional subsidiary), we executed two fixed-to-fixed cross-currency swaps with the same critical terms as the June 2026 Notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the U.S. dollar / euro exchange rates associated with the forecasted principal and interest payments. Designated as a cash flow hedge of the forecasted principal and interest payments of the June 2026 Notes, or subsequent replacement debt, the swaps economically convert the June 2026 Notes from $375 of U.S. dollar-denominated debt at a fixed rate of 6.500% to €338 of euro-denominated debt at a fixed rate of 5.140%. The June 2026 Notes and any subsequent replacement debt have both been designated as the hedged items (collectively, the "designated debt") in the cash flow hedge relationship. See Note 11 for additional information about the June 2026 Notes.

The swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the designated debt. Based on our qualitative assessment that the critical terms of the June 2026 Notes and the swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As an effective cash flow hedge, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying U.S. dollar-denominated debt by the euro-functional subsidiary.

In the event our ongoing assessment demonstrates that the critical terms of either the swaps or the designated debt have changed, or that there have been adverse developments regarding counterparty risk, we will use the long haul method to assess ineffectiveness of the hedging relationship. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings. At September 30, 2016, a deferred loss of $24 associated with the fixed-to-fixed cross-currency swaps remains in AOCI. The deferred loss represents the unfavorable fair value of the swaps, net of a $4 reclassification from AOCI to earnings as an offset to a foreign exchange remeasurement gain during the quarter and nine months ended September 30, 2016.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $136 as of September 30, 2016 and $212 as of December 31, 2015. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $519 as of September 30, 2016 and $219 as of December 31, 2015.

The following currency derivatives were outstanding at September 30, 2016:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$40	$1	$41	Sep-17
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	28	6	34	Sep-17
British pound	U.S. dollar, Euro	3		3	Sep-17
Swedish krona	Euro	10		10	Sep-17
South African rand	U.S. dollar, Euro		10	10	Dec-16
Thai baht	U.S. dollar, Australian dollar		14	14	Jun-17
Canadian dollar	U.S. dollar		2	2	May-17
Brazilian real	Euro		1	1	May-17
Indian rupee	U.S. dollar, British pound, Euro		21	21	Dec-17
Total forward contracts		81	55	136

U.S. dollar	Mexican peso		76	76	Oct-16
Euro	U.S. dollar, Canadian dollar, British pound	375	68	443	Jun-26
Total currency swaps		375	144	519
Total currency derivatives		$456	$199	$655

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

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges of forecasted transactions are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to September 30, 2016 exchange rates. Deferred losses of $1 at September 30, 2016 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $4 at December 31, 2015. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during the first nine months of 2016.

Note 13. Commitments and Contingencies

Asbestos personal injury liabilities — As part of our reorganization in 2008, assets and liabilities associated with personal injury asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company. The assets of DCLLC include insurance rights relating to coverage against these liabilities, marketable securities and other assets which are considered sufficient to satisfy its liabilities. DCLLC had approximately 25,000 active pending asbestos personal injury liability claims at both September 30, 2016 and December 31, 2015. DCLLC had accrued $73 for indemnity and defense costs for settled, pending and future claims at September 30, 2016, compared to $78 at December 31, 2015. A fifteen-year time horizon was used to estimate the value of this liability. In addition to claims and litigation experience, we consider additional qualitative and quantitative factors such as changes in legislation, the legal environment, our strategy in managing claims and obtaining insurance, including our defense strategy, and health related trends in the overall population of individuals potentially exposed to asbestos in determining whether a change in the estimate of its liability for pending and future claims and defense costs or insurance assets is warranted.

At September 30, 2016, DCLLC had recorded $48 as an asset for probable recovery from insurers for the pending and projected asbestos personal injury liability claims, compared to $51 recorded at December 31, 2015. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. DCLLC has coverage agreements in place with insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of the insurance coverage, but rather the amount DCLLC would expect to recover if the accrued indemnity and defense costs were paid in full.

DCLLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. Dana Incorporated has no obligation to increase its investment in or otherwise support DCLLC.

Other product liabilities — We had accrued $4 and $1 for non-asbestos product liability costs at September 30, 2016 and December 31, 2015 and a $4 expected recovery from third parties at September 30, 2016. The increases in the liability and recoverable amounts at September 30, 2016 reflect the recognition of the estimated cost, net of payments made, and the expected recovery of an insured matter. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $9 at September 30, 2016 and $11 at December 31, 2015. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$63	$48	$56	$47
Amounts accrued for current period sales	6	6	19	20
Adjustments of prior estimates	7		19	4
Settlements of warranty claims	(10)	(7)	(28)	(23)
Currency impact	1	(1)	1	(2)
Balance, end of period	$67	$46	$67	$46

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

We reported income tax expense (benefit) related to operations of $13 and $(77) for the quarters ended September 30, 2016 and 2015 and $66 and $(10) for the respective nine-month periods. The third-quarter and nine-month net tax benefits in 2015 included a $100 release of valuation allowances on U.S. deferred tax assets in connection with the planned sale of an affiliate's stock and certain operating assets by a U.S. subsidiary of the company to a non-U.S. affiliate. As a consequence of proposed Internal Revenue Service regulations issued in last year's third quarter providing guidance on the tax treatment afforded a component of the tax planning actions we were undertaking, we revised the estimated forecasted income being generated upon completion of the transaction which led to the third quarter 2015 release. Upon completion of this intercompany transaction in the fourth quarter of 2015, we recognized a prepaid tax asset. Our effective tax rates were 26% and 37% in the first nine months of 2016 and 2015, exclusive of $8 from the amortization of the prepaid tax asset in 2016 and $100 of valuation allowance released on U.S. deferred tax assets in the third quarter of 2015. Our effective income tax rates vary from the U.S. federal statutory rate of 35% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. In 2016, jurisdictions with valuation allowances reported higher aggregate pre-tax income, thereby decreasing the effective rate. In 2015, these jurisdictions had lower pre-tax income, which increased the effective rate.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $1 for both quarters ended September 30, 2016 and 2015 and $5 and $4 in the nine-month periods of 2016 and 2015 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $2 and $1 for the quarters ended September 30, 2016 and 2015 and $4 and $7 for the respective nine-month periods related to the actual transfer of funds to the U.S. and transfers of funds between foreign subsidiaries.

At September 30, 2016, we have a valuation allowance against our deferred tax assets in the U.S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider changes to historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, the effect on historical profits of nonrecurring events, as well as tax planning strategies. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of a payment-in-kind callable note receivable, the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013, the effects of a 2015 intercompany transfer of an affiliate's stock and certain operating assets by a U.S. subsidiary of the company to a non-U.S. affiliate and, as discussed in Note 11, the recent debt refinancing transaction which included an issuance of new debt by an international subsidiary and repayment of certain debt obligations held by the U.S. parent company. Management believes a sustained period of profitability, after considering historical changes from implemented actions and nonrecurring events, along with positive expectations for future profitability is important evidence for a determination that a valuation allowance should be released.

While our U.S. operations have experienced improved profitability, there is considerable uncertainty around demand levels in the U.S. in certain of our end markets. After weighting the positive and negative evidence at September 30, 2016, in our judgment, release of the valuation allowance against U.S. deferred tax assets was not appropriate. Within the next twelve months, to the extent our operating performance demonstrates sustained profitability as defined above, certain of our end markets stabilize and we are able to affirm sustained profitability in our forecasts, we believe that release of U.S. valuation allowances approximating $500 is reasonably possible.

Note 16. Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$3	$4	$8	$11
Government grants and incentives	2	1	5	2
Foreign exchange loss	(2)	(4)	(4)	(10)
Strategic transaction expenses	(3)	(1)	(6)	(3)
Gain on derecognition of noncontrolling interest				5
Gain on sale of marketable securities	7		7	1
Insurance recoveries			1	4
Other	2	2	6	8
Other income, net	$9	$2	$17	$18

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

Segment information —

	2016			2015
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$631	$27	$73	$605	$28	$63
Commercial Vehicle	294	21	23	367	24	31
Off-Highway	199	7	28	246	8	35
Power Technologies	260	3	42	250	5	40
Eliminations and other		(58)			(65)
Total	$1,384	$—	$166	$1,468	$—	$169

Nine Months Ended September 30,
Light Vehicle	$1,913	$91	$202	$1,883	$100	$193
Commercial Vehicle	976	64	81	1,231	75	102
Off-Highway	692	24	97	809	29	115
Power Technologies	798	11	120	762	13	117
Eliminations and other		(190)			(217)
Total	$4,379	$—	$500	$4,685	$—	$527

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment EBITDA	$166	$169	$500	$527
Corporate expense and other items, net	2	(2)	(6)	(4)
Depreciation	(45)	(39)	(129)	(117)
Amortization of intangibles	(3)	(4)	(7)	(14)
Restructuring	(17)	(1)	(23)	(13)
Stock compensation expense	(4)	(6)	(11)	(14)
Strategic transaction expenses	(3)	(1)	(6)	(3)
Other items		(4)	(3)	(4)
Impairment of long-lived assets		(36)		(36)
Distressed supplier costs			(1)
Amounts attributable to previously divested/closed operations		(4)	3	(4)
Gain on derecognition of noncontrolling interest				5
Loss on extinguishment of debt			(17)	(2)
Interest expense	(27)	(31)	(84)	(86)
Interest income	3	4	8	11
Income before income taxes	72	45	224	246
Income tax expense (benefit)	13	(77)	66	(10)
Equity in earnings of affiliates	2	—	6	3
Net income	$61	$122	$164	$259

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at September 30, 2016 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$81
Bendix Spicer Foundation Brake, LLC	20%	48
Axles India Limited	48%	8
All others as a group		8
Investments in equity affiliates		145
Investments in affiliates carried at cost		2
Investments in affiliates		$147

Summarized financial information for DDAC —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$145	$114	$425	$402
Gross profit	$21	$8	$53	$31
Income (loss) before income taxes	$5	$(4)	$8	$(8)
Net income (loss)	$2	$(3)	$4	$(6)
Dana's equity in earnings (loss) of affiliate	$—	$(3)	$—	$(7)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.

Forward-Looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can often be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “predicts,” “seeks,” “estimates,” “projects,” “outlook,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, variations or negatives of these words. These statements represent the present expectations of Dana Incorporated and its consolidated subsidiaries (Dana) based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline, sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At September 30, 2016, we employed approximately 23,800 people, operated in 25 countries and had 90 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$631	45.6%	$605	41.2%	$1,913	43.7%	$1,883	40.2%
Commercial Vehicle	294	21.2%	367	25.0%	976	22.3%	1,231	26.3%
Off-Highway	199	14.4%	246	16.8%	692	15.8%	809	17.3%
Power Technologies	260	18.8%	250	17.0%	798	18.2%	762	16.2%
Total	$1,384		$1,468		$4,379		$4,685

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

Shareholder returns and capital structure actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our common shareholders in the form of cash dividends and reduction in the number of common share equivalents outstanding.  Over the past three years, we returned $1,400 of cash to shareholders in connection with redemption of preferred stock and repurchase of common shares. From program inception in 2012 through December 31, 2015, we repurchased 67 million shares, inclusive of the common share equivalent reduction resulting from redemption of preferred shares. In January 2016, our Board of Directors approved the expansion of our share repurchase program from $1,400 to $1,700, and during the first six months of 2016 we repurchased 6.6 million shares for $81. No shares were repurchased in the third quarter and, at present, we are not expecting to repurchase shares during the remainder of 2016. We declared and paid quarterly common stock dividends over the past four years, raising the dividend from five cents to six cents per share in the second quarter of 2015.

We have taken advantage of the lower interest rate environment to refinance our senior notes at lower rates while extending the maturities. In December 2014 and the first quarter of 2015, we completed the redemption of notes maturing in 2019, replacing them with notes maturing in 2024. During the second quarter of 2016, we redeemed notes maturing in 2021, replacing them with notes maturing in 2026. Additionally, in the fourth quarter of 2014, we completed a voluntary program offered to deferred vested salaried participants in our U.S. pension plans. With this program, we reduced plan benefit obligations by $171 with lump sum payments of $133 from plan assets.

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

Additional engineering and operational investment is being channeled into our product portfolio and technology advancement opportunities. Combined engineering centers of our Light Vehicle and Commercial Vehicle segments allow us the opportunity to better share technologies among these businesses. New engineering facilities in India and China were opened in the past few years and are now on line, more than doubling our engineering presence in the Asia Pacific region with state-of-the-art development and test capabilities that globally support each of our businesses. Additionally, in 2014, we opened a new technology center in Cedar Park, Texas to support our CVP technology development initiatives.

Geographic expansion — Our manufacturing and technology center footprint positions us to support customers globally - an important factor as many of our customers are increasingly focused on common powertrain solutions for global platforms. While growth opportunities are present in each region of the world, we have a primary focus on building our presence and local capability in the Asia Pacific region, especially India and China. In addition to new engineering facilities in those countries, new gear manufacturing facilities were recently established in India and Thailand, and we recently announced plans to establish a new gear manufacturing facility in Hungary. Over the past few years, we expanded our China off-highway activities and we believe there is considerable opportunity for growth in this market.

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

Selective acquisitions — Our current acquisition focus is to identify “bolt-on” or adjacent acquisition opportunities that have a strategic fit with our existing core businesses, particularly opportunities that support our growth initiatives and enhance the value proposition of our customer product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities and other uses of capital – with a disciplined financial approach designed to ensure profitable growth and increased shareholder value. As discussed more fully in Note 3 of the consolidated financial statements in Item 1 of Part I, we recently entered into a definitive purchase agreement with SIFCO S.A., a leading producer of forged and machined components located in Brazil, to acquire certain manufacturing and other assets. Completion of this purchase is subject to closing conditions, including Brazil bankruptcy court and regulatory approvals. If completed, this purchase would enhance our vertically integrated supply chain, further strengthen our our position as a leading supplier of forged and machined components in the region, and allow us to assist our vehicle manufacturing customers satisfy local content requirements.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2016 Outlook			2015	2014
North America
Light Truck (Full Frame)	4,400	to	4,500	4,136	3,834
Light Vehicle Engines	16,000	to	16,500	15,474	15,119
Medium Truck (Classes 5-7)	230	to	240	237	226
Heavy Truck (Class 8)	220	to	230	323	297
Agricultural Equipment	50	to	55	58	64
Construction/Mining Equipment	145	to	155	158	158
Europe (including Eastern Europe)
Light Truck	9,200	to	9,300	8,546	7,790
Light Vehicle Engines	22,500	to	23,000	22,570	21,510
Medium/Heavy Truck	440	to	445	434	397
Agricultural Equipment	190	to	195	202	220
Construction/Mining Equipment	290	to	295	299	301
South America
Light Truck	900	to	950	940	1,146
Light Vehicle Engines	2,100	to	2,150	2,439	3,176
Medium/Heavy Truck	70	to	80	88	167
Agricultural Equipment	25	to	30	32	43
Construction/Mining Equipment	10	to	15	13	17
Asia-Pacific
Light Truck	26,000	to	27,000	24,160	22,337
Light Vehicle Engines	48,500	to	49,500	47,209	46,497
Medium/Heavy Truck	1,450	to	1,500	1,383	1,573
Agricultural Equipment	645	to	665	676	710
Construction/Mining Equipment	390	to	400	405	509

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles, greater availability of credit, stronger consumer confidence and other factors have combined to stimulate new vehicle sales. Light vehicle sales in 2015 increased about 6% from 2014, with sales that year being up 6% from 2013. The market has remained strong in 2016 with sales in this year's first nine months up 2% from the same period of 2015. Many of our programs are focused in the full frame light truck segment. Sales in this segment were especially strong the past two years, being up about 9% in 2015 and 8% in 2014. Sales of vehicles in this segment during the first nine months of 2016 were 6% higher than the comparable period of last year. Production levels were reflective of the stronger light vehicle sales. Production of approximately 17.5 million light vehicles in 2015 was 3% higher than in 2014, after production increased about 5% the preceding year. Light vehicle engine production was similarly higher, up 2% in 2015 and 6% in 2014. In the key full frame light truck segment, production levels increased about 8% in 2015 compared with an increase of 6% in 2014. Production levels in the first nine months of this year continued to follow the sales pattern, with light vehicle production higher than last year's first nine months by about 3%, light vehicle engine build up 5% and full frame light truck production up 9%. Days’ supply of total light vehicles in the U.S. at the end of September 2016 was around 65 days, up slightly from 61 days at December 2015 and 59 days at the end of September 2015. In the full frame light truck segment, this year's strong nine-month production raised inventory levels at the end of September to 74 days, up from 62 days at the end of 2015 and 69 days at the end of September 2015.

Steady employment levels, low fuel prices and favorably trending consumer confidence are expected to provide a generally solid economic climate in North America the remainder of this year. As such, we have maintained our full year 2016 outlook for light vehicle engine production at 16.0 to 16.5 million units and full frame light truck production of 4.4 to 4.5 million units. At these levels, we would expect light vehicle engine production to be up 3 to 7% compared with 2015 and full frame light truck production to be higher by about 6 to 9%.

Medium/heavy vehicle markets — Similar to the light vehicle market, the commercial vehicle segment benefited from an improving North America economy in recent years, leading to increased medium duty Classes 5-7 truck production the past two years. After increasing 12% in 2014, medium duty production increased another 4% in 2015. In the Class 8 segment, production levels increased 21% in 2014 and another 8% in 2015 to reach roughly 323,000 units. Although medium duty production in this year's third quarter declined 12% from the same period last year, production over the first nine months of this year has been relatively stable, being up about 2% from the same period last year. In the Class 8 segment, order levels and production began declining in the second half of 2015. Class 8 production in this year's third quarter is about 39% lower than the comparable 2015 period, with nine-month production down about 29% from 2015.

Orders for Class 8 trucks continued to weaken in this year's third quarter, as on-highway freight demand levels are being met with existing trucks and operators are taking a cautious view until sustained increases in demand levels are apparent. As a result, we've reduced our full year Class 8 production outlook to 220,000 to 230,000 vehicles from our previous expectation of 230,000 to 240,000 units, placing current year production about 29 to 32% lower than in 2015. Our medium duty production outlook is unchanged at 230,000 to 240,000 units. At this level, full year 2016 medium duty production will be about the same as last year, with build levels in the last half of this year being about 15% lower than in the first six months.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 5% in 2015 after increasing 3% in 2014 and light truck production being higher by 9% in 2015 after being up about 7% in 2014. A stable to modestly improving current economic environment contributed to continued year-over-year production increases, with light vehicle engine build in the first nine months of 2016 being about 2% higher than in the same period last year and light truck production in this year's first nine months increasing about 8%. The United Kingdom's recent decision to withdraw from the European Union has cast an element of uncertainty around continued economic improvement in the region. At present, the near-term effects on production levels are expected to remain relatively moderate. With stable to improving economic conditions across the entire region for the remainder of the year, our full year forecast that has light vehicle engine production about the same as last year is unchanged, while we've increased our full year 2016 outlook for light truck production to a level that is about 8 to 9% higher than the previous year. The economic climate in most South America markets the past couple years has been weak, volatile and challenging. Light truck production declined 12% in 2014 and was down another 17% in 2015. Light vehicle engine production was similarly down 16% in 2014 and another 22% in 2015. During the first nine months of 2016, we have seen continuing market weakness. Nine-month light vehicle engine production was 18% lower than the same period of 2015. While third quarter 2016 year-over-year light truck production increased by about 5%, nine-month year-over-year production is down about 1%. Our full year forecast for South

America is unchanged and reflects an expectation that the region will remain relatively weak over the remainder of this year, with full year light truck production flat to down 4% and light vehicle engine production down about 13% compared with 2015. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 9% in 2014 and was up another 8% in 2015, while light vehicle engine production increased 3% in 2014 and another 1% in 2015. In the first nine months of 2016, light truck production in the region was up about 11% compared with the same period of 2015, with year-over-year nine-month light vehicle engine build up 5%. On the strength of stronger demand, primarily in China and India, we have increased our full year light truck production outlook to a level that reflects an increase of 8 to 12% from 2015. Our full year 2016 outlook for light vehicle engine production is unchanged, with year-over-year light vehicle engine build expected to be higher by about 3 to 5%.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets, albeit with improvements in the medium/heavy truck market being a little slower to manifest. Signs of a strengthening European market emerged in 2015 with medium/heavy truck production in 2015 being up about 10% from the preceding year. In this year's first nine months, medium/heavy truck production increased about 8% compared with the first nine months of last year. For the full year 2016, our outlook is unchanged. We expect Europe medium/heavy truck production to be up modestly from 2015. A weakening South America economic climate in 2014 led to medium/heavy truck production declining about 23% in 2014 and another 49% in 2015. As with the light vehicle markets, we have seen additional weakness in South America in early 2016. This year's third quarter truck production was down 14% from an already weak third quarter in 2015. Nine-month medium/heavy truck production is down 21% from the same period last year. Our full year 2016 outlook for South America reflects continued weakness over the remainder of the year, with full year medium/heavy truck production down around 9 to 20%. The medium/heavy truck market in Asia Pacific was sluggish the past two years, being up a modest 3% in 2014 and declining about 12% in 2015 as a slowdown in the China market materialized. While the China market is expected to be comparable to up modestly in 2016, an improving India market is expected to help improve production in the region. Medium/heavy truck production in this year's first nine months was up about 13% from the same period of last year. With the slightly stronger demand levels of the third quarter expecting to continue near term, we have increased our full year 2016 medium/heavy truck production outlook to a level 5 to 8% higher than in 2015.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with more than 75% of its sales coming from Europe and more than 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments. After experiencing increased global demand in 2011 and 2012, these markets have been relatively weak over the past three years. Global demand in the agriculture market was down about 11% in 2014 and 7% in 2015. The construction/mining segment weakened about 4% in 2014 and 11% in 2015. Our full year outlook is largely unchanged from our previous outlook in July, with demand levels in both segments now expected to range from down modestly to down 5% compared to 2015.

Foreign Currency and Brexit Effects

Weaker international currencies relative to the U.S. dollar had a significant impact on our sales and results of operations in 2015. The United Kingdom's recent decision to exit the European Union ("Brexit") has provided further uncertainty and potential volatility around European currencies, along with uncertain effects of future trade and other cross-border activities of the United Kingdom with the European Union and other countries. Approximately 54% of our consolidated sales in the first nine months of 2016 were outside the U.S., with euro zone countries, the United Kingdom and Brazil accounting for approximately 40%, 6% and 6% of our non-U.S. sales. Although sales in Argentina are less than 5% of our non-U.S. sales, a weaker Argentine peso has significantly impacted this year's sales. Translation of our international activities at average exchange rates in 2015 as compared to average rates in 2014 reduced sales by $516, with $268 attributable to a weaker euro and $91 to a weaker Brazil real. In this year's first nine months, weaker international currencies compared to the first nine months of last year reduced sales by $145. A weaker Brazil real and Argentina peso reduced South America sales by $70, with a weaker euro, British pound and South Africa rand reducing Europe region sales by $35. With a nominal net reduction of sales due to currency effects of $5 in this year's fourth quarter, our full year 2016 sales outlook anticipates overall weaker international currencies reducing year-over-year sales by about $150. Our fourth quarter outlook is based on an assumed euro/U.S. dollar rate of 1.10, a U.S. dollar/Brazil real rate of 3.3 and a British pound/U.S. dollar rate of 1.30. At sales levels in our current outlook for calendar 2016, a 5% movement on the euro, Brazil real and British pound rates would impact our annual sales by approximately $65, $10 and $10, respectively.

Brazil Market

Reduced market demand resulting from the weak economic environment in Brazil in 2015 led to production levels in the light vehicle and medium/heavy duty vehicle markets that were lower by about 22% and 44% from 2014. As a consequence, sales by our operations in Brazil for 2015 were $240, down from $505 the preceding year. Continuing weakness occurred in this year's first nine months, with third quarter and nine-month light vehicle production being about 9% and 16% lower than the same periods of 2015. In the medium/heavy truck market, third quarter 2016 production was down about 15% and nine-month 2016 production was lower by 22% from the comparable periods of last year. For the full year 2016, Brazil light vehicle and medium/heavy truck production is expected to be down about 12% and 20% from last year. Our medium/heavy duty presence is particularly significant, with approximately 75% of our 2015 and nine-month 2016 Brazil sales originating in our Commercial Vehicle operating segment. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions in 2015 and continue to trim costs to the extent practicable. As discussed in Note 3 to our consolidated financial statements in Item 1, one of our major suppliers is operating with judicial oversight under reorganization proceedings in Brazil. We are continuing to operate under an interim agreement with this supplier while also pursuing the purchase of certain assets from this supplier through the judicial reorganization proceedings. Completion of this acquisition is subject to bankruptcy court and regulatory approvals. If completed, this transaction will enhance our vertically integrated supply chain capability and further assure uninterrupted product supply to satisfy our customer commitments.

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

Higher commodity prices, driven in part by inflationary costs in Argentina, increased our costs by approximately $8 in the third quarter of 2016, with higher commodity prices increasing costs in this years first nine months by $3. Lower commodity prices benefited our results by $6 in the third quarter and first nine months of 2015 as compared to the corresponding periods in 2014. Material recovery and other pricing actions increased sales by $12 in this year's third quarter and by $7 for the first nine months of 2016. In 2015, these actions reduced third-quarter sales by $9 and increased nine-month 2015 sales by $9.

Sales, Earnings and Cash Flow Outlook

	2016 Outlook	2015	2014
Sales	~ $5,800	$6,060	$6,617
Adjusted EBITDA	~ $655	$652	$746
Net cash provided by operating activities	~ $440	$406	$510
Purchases of property, plant and equipment	~ $320	$260	$234
Free Cash Flow	~ $120	$146	$276

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

During the past three years, weaker international currencies relative to the U.S. dollar were the most significant factor reducing our sales. The sales reduction attributable to currency over the three-year period approximated $900, with a reduction of more than $500 occurring in 2015. We divested our Venezuela operation in January 2015, which further reduced consolidated sales by approximately $100. Adjusted for currency and divestiture effects, sales in the three preceding years have been relatively stable. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. New business with customers has largely offset the lower sales attributable to overall weaker end user demand. For 2016, we now expect full year sales to approximate $5,800, the low end of the range of our July outlook. We expect the currency effect on sales for the remainder of this year to be nominal – about $5. When included with the currency effect on this year's first nine months, the full year currency effect in 2016 due to weaker international currencies will approximate $150. The lower full year expectation compared with our July outlook is primarily attributable to weaker demand levels in the North America heavy truck, global off-highway and Brazil markets more than offsetting the benefits of stronger light vehicle markets.

Over the past three years, adjusted EBITDA margin as a percent of sales has remained relatively constant at around 11% despite certain markets being weak and volatile. Where practicable, we have aligned our cost with weaker demand levels in certain markets. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. Although our sales outlook has weakened some, with a continued focus on cost and new business coming on at competitive rates, we expect full year 2016 adjusted EBITDA margin to be around 11.2% – the high end of our July outlook and an improvement of 40 basis points over 2015. Further margin improvement beyond 2016 is anticipated as we expect to see increased end user demand in certain markets, along with continued benefit from additional new business and cost reduction actions.

Free cash flow generation has been strong the past three years as we benefited from strong earnings and closely managed working capital and capital spend requirements. Free cash flow in 2014 benefited from the receipt of $40 of interest from the sale of an in-kind note receivable. Lower pension contributions, restructuring payments and cash taxes also benefited free cash flow in 2014, while increased new program launches resulted in higher capital spending. The lower free cash flow in 2015 was primarily due to lower earnings and increased capital spend to support new program launches, with lower cash taxes and restructuring payments providing a partial offset. During the first quarter of 2016, we were successful in being selected by certain of our major customers for new programs. Although not scheduled to begin production until 2018, these programs require capital investment this year. As such, we increased our full year 2016 July outlook for capital spend by $40 to a range of $320 to $340 and correspondingly reduced our 2016 free cash flow outlook to $120 to $140. Our current outlook is full year free cash flow of $120. Capital spend is expected to be around $320. Other free cash flow elements were largely unchanged from our July outlook. Net interest will consume cash of around $100, with estimated cash taxes being about $90, restructuring expenditures about $20 and pension contributions around $15 – all relatively comparable with 2015.

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

Summary Consolidated Results of Operations (Third Quarter, 2016 versus 2015)

	Three Months Ended September 30,
	2016		2015
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,384		$1,468		$(84)
Cost of sales	1,176	85.0%	1,255	85.5%	(79)
Gross margin	208	15.0%	213	14.5%	(5)
Selling, general and administrative expenses	99	7.2%	98	6.7%	1
Amortization of intangibles	2		4		(2)
Restructuring charges, net	17		1		16
Impairment of long-lived assets			(36)		36
Other income, net	9		2		7
Income before interest expense and income taxes	99		76		23
Interest expense	27		31		(4)
Income before income taxes	72		45		27
Income tax expense (benefit)	13		(77)		90
Equity in earnings of affiliates	2		—		2
Net income	61		122		(61)
Less: Noncontrolling interests net income	4		3		1
Net income attributable to the parent company	$57		$119		$(62)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended September 30,			Amount of Change Due To
	2016	2015	Increase/(Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$726	$786	$(60)	$(4)	$2	$(58)
Europe	373	407	(34)	(10)		(24)
South America	94	88	6	(15)		21
Asia Pacific	191	187	4			4
Total	$1,384	$1,468	$(84)	$(29)	$2	$(57)

Sales in the third quarter of 2016 were $84 lower than in the same period in 2015. Weaker international currencies decreased sales by $29, and the acquisition of Magnum earlier this year added sales of $2. The organic change in sales, which we define as the change in sales excluding currency and acquisition or divestiture impacts, includes a volume-related decrease of $69 that resulted primarily from weaker global Off-Highway demand and lower commercial vehicle production in North America and Brazil, partially offset by stronger overall light vehicle volume in North America, Europe and Asia Pacific and contributions from new business. Cost recovery pricing actions increased sales by $12.

The North America organic sales reduction of 7% was driven principally by a decline in Class 8 production of about 39% and weaker Off-Highway demand. These effects were partially offset by increases in full frame light truck production and light vehicle engine build of 1% and 2% respectively, along with higher sales from new customer programs.

Excluding currency effects, principally from a weaker South African rand and British pound, our sales in Europe in the third quarter of 2016 were down 6% from 2015. Weaker Off-Highway demand more than offset the benefit from light truck production being higher by about 4%.

South America sales in this year's third quarter were impacted by a weaker Argentine peso, partially offset by a stronger Brazilian real. Excluding currency effects, sales were up 24% from the same period in 2015. The organic sales increase in the region was driven largely by pricing actions, primarily recovery of inflationary cost increases in Argentina, an increase in light truck production of about 5% and contributions from new customer programs. These items more than offset the effects of medium/heavy truck production levels being about 14% lower.

Asia Pacific sales in this year's third quarter were relatively comparable to 2015. Weaker currencies in Thailand, China and India contributed to the currency-related sales reduction. The organic sales increase resulted primarily from increased light and commercial vehicle production levels in the region, partially offset by weaker Off-Highway vehicle demand.

Cost of sales and gross margin — Cost of sales declined $79, or 6%, in the third quarter of 2016 when compared to the same period in 2015. Similar to the factors affecting sales, the reduction was primarily due to currency effects and lower overall sales volumes. Cost of sales as a percent of this year's sales was 50 basis points lower than the same period of last year. Lower material costs contributed $12 to lower year-over-year cost of sales in 2016 along with other cost reduction initiatives. The year-over-year comparison also benefited from a $6 charge in last year's third quarter for environmental remediation. These benefits more than offset the underabsorption of cost associated with lower sales volumes and an increase in warranty cost of $7.

Gross margin of $208 for the third quarter of 2016 decreased $5 from the same period in 2015, representing 15.0% of sales in 2016 as compared to 14.5% of sales in 2015. The 50 basis point increase in gross margin was principally driven by the cost of sales factors referenced above that contributed to costs being reduced by a higher rate than the decrease in sales.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2016 were $99 (7.2% of sales) as compared to $98 (6.7% of sales) in 2015. Salary and benefits expenses in 2016 were $4 lower than in 2015, while selling and other discretionary spending increased $5, due in part to a higher level of trade show and project activity in this year's third quarter.

Amortization of intangibles — The reduction of $2 in amortization of intangibles was primarily attributable to certain customer related intangibles becoming fully amortized.

Restructuring charges — Restructuring charges of $17 in the third quarter of 2016 included charges of $14 for separation costs in connection with headcount reduction actions in our Off-Highway segment that are being implemented as a result of continuing weak demand levels in this business. The remaining expense in 2016 and that recognized in the third quarter of 2015 related primarily to previously announced restructuring actions.

Impairment of long-lived assets —Reference is made to Note 3 of the consolidated financial statements in Item 1 of Part I for discussion of charges recognized in the third quarter of 2015 in connection with an impairment of long-lived assets attributable to an exclusive supply relationship with a South American supplier.

Other income, net — The following table shows the major components of other income, net.

	Three Months Ended September 30,
	2016	2015
Interest income	$3	$4
Government grants and incentives	2	1
Foreign exchange loss	(2)	(4)
Strategic transaction expenses	(3)	(1)
Gain on sale of marketable securities	7
Other	2	2
Other income, net	$9	$2

Interest expense — Interest expense was $27 and $31 in the three months ended September 30, 2016 and 2015. The decrease in interest expense is primarily due to lower average interest rates partially offset by higher average debt levels in 2016. As discussed in Note 11 to our consolidated financial statements in Item 1 of Part I, Dana Financing Luxembourg S.à r.l. issued $375 of its June 2026 Notes on May 27, 2016 and we redeemed $350 of our February 2021 Notes on June 23, 2016. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.3% and 7.1% in 2016 and 2015.

Income tax expense — We recorded income tax expense of $13 in the third quarter of 2016 and a benefit of $77 in the same period in 2015. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. As discussed in Note 15 to our consolidated financial statements in Item 1 of Part I, we released $100 of valuation allowance on U.S. deferred tax assets in the third quarter of 2015. The effective tax rate of 18% in this year's third quarter compares to an effective rate of 51% in the third quarter of 2015 when adjusted to exclude the $100 of valuation allowance release. In 2016, the U.S. and other jurisdictions with valuation allowances reported higher pre-tax income, thereby decreasing the effective rate. In 2015, these jurisdictions had lower pre-tax income, which increased the effective rate. Also contributing to a higher effective tax rate in 2015 was $2 of expense for withholding taxes related to repatriation of foreign earnings, future income taxes and withholding taxes on earnings of foreign operations that are not permanently reinvested, and withholding taxes associated with changes to planned repatriations of certain foreign earnings. These withholding and foreign earnings related expenses were not significant in 2016.

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

Equity in earnings of affiliates — Net earnings from equity investments was $2 in 2016 and de minimis in 2015. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $2 in 2016 while earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were negligible. Equity in earnings from BSFB of $3 in 2015 was offset by a loss of $3 from DDAC.

Summary Consolidated Results of Operations (Year-to-Date, 2016 versus 2015)

	Nine Months Ended September 30,
	2016		2015
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$4,379		$4,685		$(306)
Cost of sales	3,739	85.4%	4,008	85.5%	(269)
Gross margin	640	14.6%	677	14.5%	(37)
Selling, general and administrative expenses	303	6.9%	299	6.4%	4
Amortization of intangibles	6		13		(7)
Restructuring charges, net	23		13		10
Impairment of long-lived assets			(36)		36
Loss on extinguishment of debt	(17)		(2)		(15)
Other income, net	17		18		(1)
Income before interest expense and income taxes	308		332		(24)
Interest expense	84		86		(2)
Income before income taxes	224		246		(22)
Income tax expense (benefit)	66		(10)		76
Equity in earnings of affiliates	6		3		3
Net income	164		259		(95)
Less: Noncontrolling interests net income	9		18		(9)
Net income attributable to the parent company	$155		$241		$(86)

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended September 30,			Amount of Change Due To
	2016	2015	Increase/ (Decrease)	Currency Effects	Acquisitions	Organic Change
North America	$2,329	$2,472	$(143)	$(18)	$6	$(131)
Europe	1,231	1,326	(95)	(35)		(60)
South America	251	315	(64)	(71)		7
Asia Pacific	568	572	(4)	(21)		17
Total	$4,379	$4,685	$(306)	$(145)	$6	$(167)

Sales in the first nine months of 2016 were $306 lower than in the same period in 2015. Weaker international currencies decreased sales by $145 and the acquisition of Magnum earlier this year added sales of $6. A volume-related organic sales decrease of $174 resulted primarily from weaker global Off-Highway demand, lower commercial vehicle production in North America and Brazil and lower sales with a major North America commercial vehicle customer, partially offset by stronger overall light vehicle volume levels in North America, Europe and Asia Pacific and contributions from new customer programs. Cost recovery pricing actions reduced sales by $7.

The North America organic sales reduction of 5% was driven principally by a decline in Class 8 production of about 29%, reduced sales levels with a major commercial vehicle customer and weaker Off-Highway demand. These effects were partially offset by growth in full frame light truck production of around 9%, an increase in light vehicle engine build of 5% and higher sales from new customer programs.

Excluding currency effects, principally from a weaker South African rand and British pound, our sales in Europe in the first nine months of 2016 were 5% lower than in 2015. Weaker Off-Highway demand was the primary driver of this reduction in sales, with increased light vehicle engine and light truck production providing a partial offset.

South America sales in this year's first nine months were impacted by weaker currencies in Argentina and Brazil. Excluding these effects, sales were up slightly from the same period in 2015. The organic sales increase in the region was driven largely by pricing actions, primarily recovery of inflationary cost increases in Argentina and contributions from new customer programs. These increases were largely offset by medium/heavy truck production levels being around 21% lower and light truck production declining about 1%.

Asia Pacific sales in this year's first nine months were relatively comparable to 2015. Weaker currencies in Thailand, India and China contributed to the currency-related sales reduction. The 3% organic sales increase resulted primarily from increased production levels in the region along with new customer programs.

Cost of sales and gross margin — Cost of sales declined $269, or 7%, in the first nine months of 2016 when compared to the same period in 2015. Similar to the factors affecting sales, the reduction was primarily due to currency effects and lower overall sales volumes. Cost of sales as a percent of this year's sales was 10 basis points lower than last year. Underabsorption of cost as a result of lower sales volumes increased cost of sales as a percent of sales. Cost of sales in 2016 was also adversely impacted by increases in engineering and product development costs of $8 and in warranty expense of $14. More than offsetting these increases were savings from lower material costs of $48, avoidance of supplier transition costs in our Commercial Vehicle segment, which totaled $14 in the first nine months of 2015, and a charge of $6 in last year's results for environmental remediation.

Gross margin of $640 for the first nine months of 2016 decreased $37 from the same period in 2015. Gross margin as a percent of sales was 14.6% in 2016, 10 basis points higher than 2015. Margin improvement was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2016 were $303 (6.9% of sales) as compared to $299 (6.4% of sales) in 2015. Salary and benefits expenses in 2016 were $2 lower than in 2015, while selling and other discretionary spending increased $6, due in part to execution of certain project initiatives.

Amortization of intangibles — The reduction of $7 in amortization of intangibles was primarily attributable to certain customer related intangibles becoming fully amortized.

Restructuring charges — Restructuring charges of $23 in 2016 included a third quarter 2016 expense of $14 for separation costs in connection with headcount reduction actions in our Off-Highway segment that are being implemented as a result of continuing weak demand levels in this business. The remaining $9 of restructuring expense this year relates to the closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky, headcount reduction actions at our corporate facilities in the U.S. and employee separation and exit costs associated with previously announced headcount reduction and facility closure actions. Restructuring charges of $13 in 2015 were primarily attributable to headcount reductions in our Commercial Vehicle segment operations in Brazil which were significantly impacted by lower demand levels, along with costs associated with previously announced restructuring actions.

Impairment of long-lived assets —Reference is made to Note 3 of the consolidated financial statements in Item 1 of Part I for a discussion of charges recognized in the third quarter of 2015 in connection with an impairment of long-lived assets attributable to an exclusive supply relationship with a South American supplier.

Loss on extinguishment of debt — During the second quarter of 2016, we redeemed our February 2021 Notes and incurred a redemption premium of $12. We also restructured our domestic revolving credit facility. In connection with these actions, we wrote off $5 of previously deferred financing costs. The prior year expense was attributable to the call premium and write-off of previously deferred financing costs associated with the redemption of $15 of our February 2019 Notes in the first quarter of 2015.

Other income, net — The following table shows the major components of other income, net.

	Nine Months Ended September 30,
	2016	2015
Interest income	$8	$11
Government grants and incentives	5	2
Foreign exchange loss	(4)	(10)
Strategic transaction expenses	(6)	(3)
Gain on derecognition of noncontrolling interest		5
Gain on sale of marketable securities	7	1
Insurance recoveries	1	4
Other	6	8
Other income, net	$17	$18

Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a $5 gain on the derecognition of the noncontrolling interest in one of our former Venezuelan subsidiaries. See Note 3 to our consolidated financial statements in Item 1 of Part I for additional information.

Interest expense — Interest expense was $84 and $86 in the first three quarters of 2016 and 2015. The decrease in interest expense is primarily due to lower average interest rates partially offset by higher average debt levels in 2016. As discussed in Note 11 to our consolidated financial statements in Item 1 of Part I, Dana Financing Luxembourg S.à r.l. issued $375 of its June 2026 Notes on May 27, 2016 and we redeemed $350 of our February 2021 Notes on June 23, 2016. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.4% and 6.7% in 2016 and 2015.

Income tax expense — Income tax expense was $66 in the first nine months of 2016, whereas we had a tax benefit of $10 in the same period in 2015. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. As discussed in Note 15 to our consolidated financial statements in Item 1 of Part I, we released $100 of valuation allowance on U.S. deferred tax assets in the third quarter of 2015 in connection with a planned intercompany transaction. Completion of the transaction in the fourth quarter of 2015 resulted in the recognition of a prepaid tax asset. Excluding the effects of this valuation allowance release, the effective tax rate for the first nine months of 2015 was 37%. Excluding $8 of amortization of the prepaid tax asset, the effective tax rate for the comparable nine-month period of 2016 was 26%. In 2016, jurisdictions with valuation allowances reported higher aggregate pre-tax income, thereby decreasing the effective rate. In 2015, these jurisdictions had lower pre-tax income, which increased the effective rate. We recognized future income taxes and withholding taxes on earnings of foreign operations that are not permanently reinvested of $5 in the first nine months of 2016 and $4 in the same period in 2015 and we paid withholding taxes related to repatriation of foreign earnings of $4 in 2016 and $7 in 2015. Overall lower tax rates in jurisdictions outside the U.S. also reduced the effective tax rate in both periods.

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

Equity in earnings of affiliates — Net earnings from equity investments was $6 in 2016 and $3 in 2015. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $7 in 2016 while earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were negligible. Equity in earnings from BSFB of $9 in 2015 was partially offset by a loss of $7 from DDAC.

Noncontrolling interests net income — As more fully discussed in Note 1 to our consolidated financial statements in Item 1, the first quarter of 2015 included $9 for correction of previously reported noncontrolling interests net income.

Segment Results of Operations (2016 versus 2015)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$605	$63	10.4%	$1,883	$193	10.2%
Volume and mix	43	8		118	19
Performance	16	8		23	7
Currency effects	(33)	(6)		(111)	(17)
2016	$631	$73	11.6%	$1,913	$202	10.6%

Light Vehicle sales in 2016 were reduced by currency translation effects, primarily as a result of a weaker Mexico peso, Argentina peso, Thailand baht, South Africa rand, and British pound sterling. Sales in this year's third quarter and first nine months, exclusive of currency effects, were 10% and 7% higher than in 2015. The volume-related increases were driven primarily by stronger production levels. North America full frame light truck production in the third quarter and first nine months of 2016 was up 1% and 9% from the same periods of 2015. Light truck production in Europe and Asia Pacific was stronger by 4% and 14% for the comparative third quarter periods and stronger by 8% and 11% for the year-over-year nine-month periods. Sales in this segment also benefited by $13 from the inclusion of a customer program in this segment that was previously reported in our Commercial Vehicle segment. Partially offsetting these increases were lower sales from a discontinued program in Europe and weaker South America demand. Cost recovery actions, including inflationary cost recovery in Argentina, were the primary drivers of the sales increase categorized as performance.

Light Vehicle segment EBITDA of $73 for the third quarter of 2016 is $10 higher than the same period of 2015, with segment EBITDA for the first nine months of 2016 being $9 higher than 2015. Weaker international currencies reduced segment EBITDA by $6 in the third quarter and $17 for this year's first nine months. Higher sales volumes from overall stronger production levels and new business provided a benefit of $8 and $19 in the third quarter and first nine months. The year-over-year third-quarter performance-related improvement of $8 is primarily attributable to $16 from pricing and cost recovery actions and $9 from material cost savings initiatives. These cost recovery pricing actions and material savings benefits more partially offset by increased material commodity and other costs of $8, higher warranty expense of $4, and program start-up and launch costs of $5. The comparative nine-month period performance-related EBITDA included pricing and material recovery benefit of $23, with material cost savings actions providing additional benefit of $18. Partially offsetting these items was increased material commodity and other costs of $18, higher warranty costs of $6, start-up and launch related costs of $7, and increased engineering and product development expense net of customer recoveries of $3.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$367	$31	8.4%	$1,231	$102	8.3%
Volume and mix	(78)	(19)		(237)	(46)
Performance	2	12		3	30
Currency effects	3	(1)		(21)	(5)
2016	$294	$23	7.8%	$976	$81	8.3%

Currency effects benefited third quarter 2016 sales, primarily due to a year-over-year stronger Brazil real, whereas currency reduced comparative nine-month sales due primarily to a weaker Brazil real and Mexico peso. After adjusting for the effects of currency, third-quarter and nine-month 2016 sales in our Commercial Vehicle segment decreased 21% and 19% compared to 2015. The volume-related reduction in both periods was primarily attributable to weaker end market demand in Brazil, where medium/heavy truck production in the third quarter and first nine months was down about 15% and 22% from last year and a year-over-year decline in third-quarter and nine-month North America Class 8 production of about 39% and 29%. Also contributing to the volume-related reduction was the transfer of a program having sales of $13 from this segment to Light Vehicle in this year's third quarter and lower share of sales with a major North America customer.

Commercial Vehicle segment EBITDA of $23 in this year's third quarter was $8 lower than in 2015, with nine-month year-to-date segment EBITDA down $21 from last year. Lower sales volumes reduced segment EBITDA by $19 and $46 in this year's third quarter and first nine months. Partially offsetting the effects of lower volume was improved performance-related segment EBITDA of $12 in the third quarter and $30 in the first nine months of this year. Year-over-year third quarter performance benefited by $4 from material cost savings actions, pricing actions of $2 and other net cost reduction initiatives of $6. Nine-month year-over-year performance benefited from $12 of material cost savings, avoidance of supplier transition costs incurred in last year's first nine months of $14, pricing actions of $3 and other net cost reductions of $5. Partially offsetting these nine-month improvements was higher warranty expense of $4.

Off-Highway

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$246	$35	14.2%	$809	$115	14.2%
Volume and mix	(44)	(11)		(102)	(28)
Performance	(2)	4		(7)	9
Currency effects	(1)	—		(8)	1
2016	$199	$28	14.1%	$692	$97	14.0%

Currency-adjusted third-quarter and nine-month 2016 sales were down 19% and 13% compared to 2015, primarily from lower global end-market demand.

Off-Highway segment EBITDA of $28 in the third quarter of 2016 was down $7 from 2015, with segment EBITDA for the first nine months lower by $18 compared with the previous year. The impact of lower sales volumes on segment EBITDA was partially offset by performance related earnings improvement, principally from material cost savings in the year-over-year three-month and nine-month periods of $4 and $13. Pricing actions in the year-over-year third quarter results were offset by cost reduction initiatives. For the comparative nine-month periods, the benefit from material cost savings was reduced by pricing actions of $7, with other net cost reductions providing a net benefit to segment EBITDA of $3.

Power Technologies

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$250	$40	16.0%	$762	$117	15.4%
Volume and mix	12	4		53	13
Performance	(4)	(2)		(12)	(8)
Currency effects	2	—		(5)	(2)
2016	$260	$42	16.2%	$798	$120	15.0%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. A stronger Japanese yen provided a currency benefit in the comparative third quarter results, with the currency-related nine-month sales reduction primarily attributable to a weaker Canadian dollar. Net of currency effects, sales in the third quarter and first nine months of 2016 increased about 3% and 5% compared to the same periods of 2015, principally from stronger market demand. Light vehicle engine build in North America was up about 2% in the comparative third-quarter periods, with comparative nine-month production up 5% in North America and 2% in Europe.

Segment EBITDA of $42 in 2016 was $2 higher than 2015, with nine-month 2016 segment EBITDA being up $3 from the same period of last year. Third quarter 2016 segment EBITDA was impacted by lower pricing and recovery actions of $4 and increased warranty expense of $4, with material cost savings and other items providing a partial offset. Nine-month performance-related comparative segment EBITDA is reflective of lower customer pricing and recovery of $12 and increased warranty expense of $2 which was partially offset by net cost reductions of $6, primarily from material cost savings initiatives.

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, equity grant expense, restructuring expense and other adjustments not related to our core operations (gain/loss on debt extinguishment, pension settlements, divestitures, impairment, etc.). Adjusted EBITDA is a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. We use adjusted EBITDA in assessing the effectiveness of our business strategies, evaluating and pricing potential acquisitions and as a factor in making incentive compensation decisions. In addition to its use by management, we also believe adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate financial performance of our company relative to other Tier 1 automotive suppliers. Adjusted EBITDA should not be considered a substitute for income before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of segment EBITDA and adjusted EBITDA to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment EBITDA
Light Vehicle	$73	$63	$202	$193
Commercial Vehicle	23	31	81	102
Off-Highway	28	35	97	115
Power Technologies	42	40	120	117
Total Segment EBITDA	166	169	500	527
Corporate expense and other items, net	2	(2)	(6)	(4)
Adjusted EBITDA	168	167	494	523
Depreciation and amortization	(48)	(43)	(136)	(131)
Restructuring	(17)	(1)	(23)	(13)
Interest expense, net	(24)	(27)	(76)	(75)
Other*	(7)	(51)	(35)	(58)
Income before income taxes	72	45	224	246
Income tax expense (benefit)	13	(77)	66	(10)
Equity in earnings of affiliates	2	—	6	3
Net income	$61	$122	$164	$259

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

The following table reconciles free cash flow to net cash flows provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$42	$138	$182	$266
Purchases of property, plant and equipment	(68)	(70)	(198)	(192)
Free cash flow	$(26)	$68	$(16)	$74

Liquidity

The following table provides a reconciliation of our operating liquidity, a non-GAAP measure, to cash and cash equivalents at September 30, 2016:

Cash and cash equivalents	$727
Less: Deposits supporting obligations	(8)
Available cash	719
Additional cash availability from revolving facility	478
Marketable securities	126
Total liquidity	1,323
Less: Liquidity at subsidiary*	(143)
Operating liquidity	$1,180

*	Cash and marketable securities, net of deposits supporting obligations, held by a wholly-owned subsidiary can be transferred out of this subsidiary only if approved by its independent board member.

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

The components of our September 30, 2016 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$210	$437	$647
Cash and cash equivalents held as deposits	2	6	8
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	71	72
Consolidated cash balance	$213	$514	$727

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

In May 2016, Dana Financing Luxembourg S.à r.l. completed the issuance of $375 of its June 2026 Notes. Net proceeds of the offering after transaction costs totaled $368, of which $362 was used to redeem all of our February 2021 Notes at a price of 103.375%.

In June 2016, we received commitments from new and existing lenders for a $500 amended and restated revolving credit facility (the Amended Revolving Facility) which expires in June 2021. At September 30, 2016, we had no borrowings under the Amended Revolving Facility but we had utilized $22 for letters of credit. We had availability at September 30, 2016 under the Amended Revolving Facility of $478 after deducting the outstanding letters of credit.

At September 30, 2016, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Amended Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed

3.50:1.00. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Amended Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. During the first half of 2016, we paid $81 to acquire 6,612,537 shares of common stock in the open market. We did not repurchase any shares during the third quarter of 2016.

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

Cash Flow

	Nine Months Ended September 30,
	2016	2015
Cash used for working capital	$(142)	$(92)
Other cash provided by operations	324	358
Net cash provided by operating activities	182	266
Net cash used in investing activities	(187)	(188)
Net cash used in financing activities	(72)	(318)
Net decrease in cash and cash equivalents	$(77)	$(240)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $324 and $358 in 2016 and 2015. The year-over-year decrease in other cash provided by operations is primarily attributable to lower operating earnings in 2016.

Working capital used cash of $142 and $92 in 2016 and 2015. Cash of $152 and $80 was used to finance increased receivables in 2016 and 2015. The higher level of cash required for receivables in 2016 was due primarily to timing of customer payments. Cash of $57 and $82 was used to fund higher inventory levels in 2016 and 2015. Higher inventory requirements in 2015 were due in part to a supplier transition initiative in our Commercial Vehicle operating segment. Partially offsetting cash used for higher receivables and inventory in both 2016 and 2015 was cash provided by increases in accounts payable and other net liabilities of $67 and $70.

Investing activities — Expenditures for property, plant and equipment were $198 and $192 in 2016 and 2015. During 2016, we paid $18 to acquire the aftermarket distribution business of Magnum. During 2016 and 2015, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2016, Dana Financing Luxembourg S.à r.l. completed the issuance of $375 of its June 2026 Notes and paid financing costs of $10 related to the notes and the Amended Revolving Facility. We redeemed all of our February 2021 Notes at a $12 premium. Also during 2016, we made scheduled repayments of $28 and took out $66 of additional long-term debt at international locations. During 2015, we redeemed $55 of our February 2019 Notes at a $2 premium, made scheduled long-term debt repayments at international locations and took out additional long-term debt at international locations. We used $26 and $27 for dividend payments to common stockholders in 2016 and 2015. We used $81 to repurchase 6,612,537 common shares and $245 to repurchase 12,482,277 common shares in 2016 and 2015.

Contractual Obligations

Aside from the impacts of the financing activities described in Note 11 to our consolidated financial statements in Item 1 of Part I, there have been no material changes at September 30, 2016 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2015 Form 10-K.

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

Income Taxes — In the second quarter of 2016, we completed a refinancing of senior notes, redeeming our February 2021 Notes and issuing the June 2026 Notes through a wholly-owned subsidiary, Dana Financing Luxembourg S.à r.l. As referenced in Note 15 to our consolidated financial statements in Item 1, we evaluated the effects of this transaction along with other factors as part of our assessment of valuation allowances against U.S. deferred tax assets. Based on our assessment, we determined that no release of valuation allowance in the third quarter of 2016 was appropriate. However, we believe that within the next twelve months, to the extent our operating performance demonstrates sustained profitability, certain of our end markets stabilize and we are able to affirm sustained profitability in our forecasts, release of U.S. valuation allowances approximating $500 is reasonably possible.

Pension Plans — Long-term interest rates on high quality corporate debt instruments, which are used to determine the discount rate, have decreased during 2016. The lower interest rates, if unchanged during the fourth quarter, would result in a year-end discount rate of 3.33% versus the 4.13% discount rate used for our plans in the U.S. at the end of 2015. Our 2016 pension fund asset return through the first nine months has been significantly better than our 6.5% annual expected return on plan assets. The year-end valuation, assuming no interest rate change and asset earnings at the expected rate during the fourth quarter, would result in an actuarial loss of approximately $35 being charged to other comprehensive income. Based on these assumptions, the funded status of our defined benefit pension plans in the U.S. at the end of 2016 would approximate 89%, slightly better than our position at December 31, 2015. We currently expect there to be no minimum funding requirement for our U.S. plans in 2017.

Long-term interest rates on high quality corporate debt instruments have also declined significantly outside the U.S., especially in Germany where we maintain unfunded plans that comprise the vast majority of our non-U.S. pension obligations. Rates there are approximately 100 basis points lower now than at the end of 2015. If the current discount rate is used in the year-end valuation of our defined benefit pension plans in Germany, we would expect an actuarial loss approximating $35 to be charged to other comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of 2016, we executed certain refinancing activities and entered into derivative instruments to manage our debt portfolio. We redeemed our February 2021 Notes and issued the June 2026 Notes through a wholly-owned subsidiary, Dana Financing Luxembourg S.à r.l. In conjunction with the issuance of the June 2026 Notes, we executed two fixed-to-fixed cross-currency swaps with the same critical terms as the June 2026 Notes. See Notes 11 and 12 to our consolidated financial statements in Item 1 of Part I for additional information.

Other than the refinancing activities described above, there have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2015 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. The share repurchase program expires on December 31, 2017. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. During the third quarter of 2016, there were no shares of our common stock repurchased under the program. Approximately $219 remained available under the program for future share repurchases as of September 30, 2016.

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	October 20, 2016	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1
Certificate of Amendment to the Second Restated Certificate of Incorporation of Dana Holding Corporation, effective as of August 1, 2016. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2016 and incorporated by reference herein.

3.2
Amended and Restated Bylaws of Dana Incorporated, effective as of August 1, 2016. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2016 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.