Form 10-K
period 2016-12-31
DANA INC
filed 2017-02-10
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2016 was $1,512,538,357.

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 144,016,355 shares of the registrant's common stock outstanding at January 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 27, 2017 are incorporated by reference into Part III.

DANA INCORPORATED
FORM 10-K
YEAR ENDED DECEMBER 31, 2016

i

Forward-Looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can often be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “predicts,” “seeks,” “estimates,” “projects,” “outlook,” “may," “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, variations or negatives of these words. These statements represent the present expectations of Dana Incorporated and its consolidated subsidiaries (Dana) based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

ii

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana Incorporated (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline (axles, driveshafts and transmissions), sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. As of December 31, 2016 we employed approximately 24,900 people, operated in 25 countries and had 91 major facilities around the world.

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

External sales by operating segment for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016		2015		2014
	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Light Vehicle	$2,607	44.8%	$2,482	40.9%	$2,496	37.7%
Commercial Vehicle	1,254	21.5%	1,533	25.3%	1,838	27.8%
Off-Highway	909	15.6%	1,040	17.2%	1,231	18.6%
Power Technologies	1,056	18.1%	1,005	16.6%	1,052	15.9%
Total	$5,826		$6,060		$6,617

Refer to Segment Results of Operations in Item 7 and Note 19 to our consolidated financial statements in Item 8 for further financial information about our operating segments.

Our business is diversified across end-markets, products and customers. The following table summarizes the markets, products and largest customers of each of our operating segments as of December 31, 2016.

Segment	Markets	Products	Largest Customers
Light Vehicle	Light vehicle market:	Front axles	Ford Motor Company
	Light trucks (full frame)	Rear axles	Fiat Chrysler Automobiles*
	Sport utility vehicles	Driveshafts/Propshafts	Renault-Nissan Alliance
	Crossover utility vehicles	Differentials	Toyota Motor Company
	Vans	Torque couplings	General Motors Company
	Passenger cars	Modular assemblies	Tata Motors
Commercial Vehicle	Medium/heavy vehicle market:	Steer axles	PACCAR Inc
	Medium duty trucks	Drive axles	Ford Motor Company
	Heavy duty trucks	Driveshafts	AB Volvo
	Buses	Tire inflation systems	Daimler AG
	Specialty vehicles		Navistar International Corporation
Off-Highway	Off-Highway market:	Front axles	Deere & Company
	Construction	Rear axles	AGCO Corporation
	Earth moving	Driveshafts	Manitou Group
	Agricultural	Transmissions	Oshkosh Corporation
	Mining	Torque converters	Sandvik AB
	Forestry	Tire inflation systems
	Rail	Electronic controls
Material handling
Power Technologies	Light vehicle market	Gaskets	Ford Motor Company
	Medium/heavy vehicle market	Cover modules	General Motors Company
	Off-Highway market	Heat shields	Renault-Nissan Alliance
		Engine sealing systems	Mahle GmbH
		Cooling	Volkswagen AG
Heat transfer products
* Via a directed supply relationship with Hyundai Mobis.

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

Sales reported by our non-U.S. subsidiaries comprised $3,131 of our 2016 consolidated sales of $5,826. A summary of sales and long-lived assets by geographic region can be found in Note 19 to our consolidated financial statements in Item 8.

Customer Dependence

We are largely dependent on light vehicle, medium- and heavy-duty vehicle and off-highway original equipment manufacturer (OEM) customers. Ford Motor Company (Ford) was the only individual customer accounting for 10% or more of our consolidated sales in 2016. As a percentage of total sales from operations, our sales to Ford were approximately 22% in 2016, 20% in 2015 and 18% in 2014 and our sales to Fiat Chrysler Automobiles (via a directed supply relationship with Hyundai Mobis), our second largest customer, were approximately 9% in 2016, 9% in 2015 and 8% in 2014. Renault-Nissan Alliance, PACCAR Inc and General Motors Company were our third, fourth and fifth largest customers in 2016. Our 10 largest customers collectively accounted for approximately 62% of our sales in 2016.

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

While our suppliers have generally been able to support our needs, our operations may experience shortages and delays in the supply of raw material from time to time due to strong demand, capacity limitations, short lead times, production schedule increases from our customers and other problems experienced by the suppliers. A significant or prolonged shortage of critical components from any of our suppliers could adversely impact our ability to meet our production schedules and to deliver our products to our customers in a timely manner.

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

The following table summarizes our principal competitors by operating segment as of December 31, 2016.

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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2016, we had eight stand-alone technical and engineering centers and eight additional sites at which we conduct research and development activities. Our research and development costs were $81 in 2016, $75 in 2015 and $72 in 2014. Total engineering expenses including research and development were $196 in 2016, $183 in 2015 and $176 in 2014.

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

Employees

The following table summarizes our employees by operating segment as of December 31, 2016.

Segment	Employees
Light Vehicle	10,100
Commercial Vehicle	5,900
Off-Highway	2,700
Power Technologies	4,900
Technical and administrative	1,300
Total	24,900

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2016.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended (Exchange Act) are available, free of charge, on or through our Internet website at http://www.dana.com/investors as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Copies of any materials we file with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Advocacy at 1-800-732-0330. We also post our Corporate Governance Guidelines, Standards of Business Conduct for Members of the Board of Directors, Board Committee membership lists and charters, Standards of Business Conduct and other corporate governance materials on our Internet website. Copies of these posted materials are also available in print, free of charge, to any stockholder upon request from: Dana Incorporated, Investor Relations, P.O. Box 1000, Maumee, Ohio 43537, or via telephone in the U.S. at 800-537-8823 or e-mail at InvestorRelations@dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

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

We expect global market conditions to result in overall comparable sales in 2017. We expect the North America economic climate will continue to be modestly strong to stable with light vehicle demand levels continuing to be strong, while the medium/heavy truck market is expected to be weaker and the off-highway market remains relatively stable at already weak levels. The economy in Europe is expected to improve modestly, with on-highway markets being slightly stronger while the off-highway market remains weak but stable. The South America countries where we do business are expected to remain relatively weak, but show signs of improvement as we progress through 2017. We expect the rate of growth to be more modest in the Asia Pacific region in 2017, with the markets we serve in the region being relatively stable or facing some headwinds.
Adverse developments in the economic conditions of any of these markets could reduce demand for new vehicles, causing our customers to reduce their vehicle production and, as a result, demand for our products would be adversely affected.

Certain political developments occurring this past year have provided increased economic uncertainty. The United Kingdom's decision to exit the European Union and the results of the presidential election in the U.S. both could result in economic and trade policy actions that would impact economic conditions in various countries, the cost of importing into the U.S. and the competitive landscape of our customers, suppliers and competitors.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 62% of our overall sales in 2016. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

We operate in 25 countries around the world and we depend on significant foreign suppliers and customers. Further, we have several growth initiatives that are targeting emerging markets like China and India. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. Through January 23, 2015, we operated in Venezuela where government exchange controls and policies placed restrictions on our ability to operate effectively and repatriate funds. Our risk associated with operating in this country was eliminated with the divestiture of our operations in Venezuela on January 23, 2015. However, we expect to continue exporting product to Venezuela, and our ability to do so effectively could be adversely impacted by Venezuela government policies. We operate in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At December 31, 2016, our net asset exposure related to Argentina was approximately $15, including $10 of net fixed assets.

We may be adversely impacted by the strength of the U.S. dollar relative to the currencies in the other countries in which we do business.

Approximately 54% of our sales in 2016 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. Strengthening of the U.S. dollar against the euro and currencies of other countries in which we have operations has had and could continue to have an adverse effect on our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

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

In the U.S., vehicle fuel economy and greenhouse gas emissions are regulated under a harmonized national program administered by the National Highway Traffic Safety Administration and the Environmental Protection Agency (EPA). Other governments in the markets we serve are also creating new policies to address these same issues, including the European Union, Brazil, China and India. These government regulatory requirements could significantly affect our customers by altering their global product development plans and substantially increasing their costs, which could result in limitations on the types of vehicles they sell and the geographical markets they serve. Any of these outcomes could adversely affect our financial position and results of operations.

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

We depend on our subsidiaries for cash to satisfy the obligations of the company.

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

We ended the contractual relationship with one of our largest suppliers at the end of 2014 and established relationships with alternative suppliers. During the first half of 2015, as we transitioned to the new suppliers, we were challenged with relatively high levels of demand in the market segment supported by these suppliers. This resulted in increased costs in the first half of 2015. Additionally, our inability to fully satisfy customer demands led to some lost business with a significant customer. There is a risk that our operating results and customer relationships could be adversely impacted if other supplier transitions are not completed effectively.

In 2014, the financial condition of a major supplier to our South America operations led to them pursuing legal reorganization. As more fully described in Notes 2 and 3 of the consolidated financial statements in Item 8, legal actions were required in 2015 to maintain the supply of product from this supplier and, in 2016, we ultimately acquired strategic assets from this supplier necessary to satisfy our customer commitments.

In 2016, the financial condition of a single source supplier to our North American operations led them to request significant price increases which we have not accepted. Although this supplier is providing us with the required supply, there is continued uncertainty whether we will be able to maintain cost-effective, uninterrupted supply.

Our profitability and results of operations may be adversely affected by program launch difficulties.

The launch of new business is a complex process, the success of which depends on a wide range of factors, including the production readiness of our manufacturing facilities and manufacturing processes and those of our suppliers, as well as factors related to tooling, equipment, employees, initial product quality and other factors. Our failure to successfully launch material new or takeover business could have an adverse effect on our profitability and results of operations.

We use important intellectual property in our business. If we are unable to protect our intellectual property or if a third party makes assertions against us or our customers relating to intellectual property rights, our business could be adversely affected.

We own important intellectual property, including patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect these rights, could have a material adverse impact on our business and our competitive position.

We could encounter unexpected difficulties integrating acquisitions and joint ventures.

We acquired businesses in 2016, and we expect to complete additional acquisitions and investments in the future that complement or expand our businesses. The success of this strategy will depend on our ability to successfully complete these transactions or arrangements, to integrate the businesses acquired in these transactions and to develop satisfactory working arrangements with our strategic partners in the joint ventures. We could encounter unexpected difficulties in completing these transactions and integrating the acquisitions with our existing operations. We also may not realize the degree or timing of benefits anticipated when we entered into a transaction.

Several of our joint ventures operate pursuant to established agreements and, as such, we do not unilaterally control the joint venture. There is a risk that the partners’ objectives for the joint venture may not be aligned with ours, leading to potential differences over management of the joint venture that could adversely impact its financial performance and consequent contribution to our earnings. Additionally, inability on the part of our partners to satisfy their contractual obligations under the agreements could adversely impact our results of operations and financial position.

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

We contribute to certain multi-employer defined benefit pension plans for our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2016. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 11 to our consolidated financial statements in Item 8 for additional information on multi-employer pension plans.)

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

Our provision for income taxes and the cash outlays required to satisfy our income tax obligations in the future could be adversely affected by numerous factors. These factors include changes in the level of earnings in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, changes in our plans to repatriate the earnings of our non-U.S. operations to the U.S. and changes in tax laws and regulations. The 2016 presidential election in the U.S. has resulted in an administration and Congress that are controlled by the same party. Changes to tax policy and tax rates are considered likely and, depending on the nature of these changes, could have a significant impact on our business and financial results. Our income tax returns are subject to examination by federal, state and local tax authorities in the U.S. and tax authorities outside the U.S. The results of these examinations and the ongoing assessments of our tax exposures could also have an adverse effect on our provision for income taxes and the cash outlays required to satisfy our income tax obligations.

Our ability to utilize our net operating loss carryforwards may be limited.

Net operating loss carryforwards (NOLs) approximating $796 were available at December 31, 2016 to reduce future U.S. income tax liabilities. Our ability to utilize these NOLs may be limited as a result of certain change of control provisions of the U.S. Internal Revenue Code of 1986, as amended (Code). Of this amount, NOLs of approximately $577 are treated as losses incurred before the change of control upon emergence from Chapter 11 and are limited to annual utilization of $84. The balance of our NOLs, treated as incurred subsequent to the change in control, is not subject to limitation as of December 31, 2016. However, there can be no assurance that trading in our shares will not effect another change in control under the Code, which would further limit our ability to utilize our available NOLs. Such limitations may cause us to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to limitation.

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

Item 1B. Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2016 fiscal year and that remain unresolved.

Item 2. Properties

Type of Facility	North America	Europe	South America	Asia Pacific	Total
Light Vehicle
Manufacturing/Distribution	13	3	5	9	30
Commercial Vehicle
Manufacturing/Distribution	8	4	5	4	21
Off-Highway
Manufacturing/Distribution	2	8		2	12
Power Technologies
Manufacturing/Distribution	12	4		1	17
Technical and Engineering Centers	3				3
Corporate and other
Administrative Offices	2			1	3
Technical and Engineering Centers - Multiple Segments	2			3	5
	42	19	10	20	91

As of December 31, 2016, we operated in 25 countries and had 91 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices. In addition to the eight stand-alone technical and engineering centers in the table above, we have eight technical and engineering centers housed within manufacturing sites. We lease 34 of these facilities and a portion of four others and own the remainder. We believe that all of our property and equipment is properly maintained.

Our world headquarters is located in Maumee, Ohio. This facility and other facilities in the greater Detroit, Michigan and Maumee, Ohio areas house functions that have global or North American regional responsibility for finance and accounting, treasury, risk management, legal, human resources, procurement and supply chain management, communications and information technology.

Item 3. Legal Proceedings

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Notes 3 and 15 to our consolidated financial statements in Item 8.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information — Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "DAN." The following table shows the high and low prices of our common stock as reported by the NYSE for each of our fiscal quarters during 2016 and 2015.

	2016		2015
	High	Low	High	Low
Fourth quarter	$19.81	$13.93	$18.12	$13.01
Third quarter	15.70	9.80	20.81	15.33
Second quarter	14.55	10.21	22.73	20.35
First quarter	14.32	10.62	23.48	20.04

Holders of common stock — Based on reports by our transfer agent, there were approximately 3,494 registered holders of our common stock on January 31, 2017.

Reference is made to the Equity Compensation Plan Information section of Item 12 for certain information regarding our equity compensation plans.

Stockholder return — The following graph shows the cumulative total shareholder return for our common stock since December 31, 2011. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on December 31, 2011. Each of the returns shown assumes that all dividends paid were reinvested.

Performance chart
Index

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Dana Incorporated	$100.00	$129.28	$162.96	$181.52	$119.84	$172.21
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Dow Jones US Auto Parts Index	100.00	111.90	174.63	193.20	186.03	196.10

Dividends — We declared and paid quarterly common stock dividends in 2016 and 2015, raising the dividend from five cents to six cents per share in the second quarter of 2015.

Issuer's purchases of equity securities — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. The share repurchase program expires on December 31, 2017. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. During the second half of 2016, there were no shares of our common stock repurchased under the program. Approximately $219 remained available under the program for future repurchases as of December 31, 2016.

Annual meeting — We will hold an annual meeting of stockholders on April 27, 2017.

Item 6. Selected Financial Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Results
Net sales	$5,826	$6,060	$6,617	$6,769	$7,224
Income from continuing operations before income taxes	215	292	260	368	364
Income from continuing operations	653	176	343	261	315
Income (loss) from discontinued operations		4	(15)	(1)	—
Net income	653	180	328	260	315

Net income attributable to the parent company	$640	$159	$319	$244	$300
Preferred stock dividend requirements	—	—	7	25	31
Preferred stock redemption premium	—	—	—	232	—
Net income (loss) available to common stockholders	$640	$159	$312	$(13)	$269

Net income (loss) per share available to common stockholders
Basic
Income (loss) from continuing operations	$4.38	$0.98	$2.07	$(0.08)	$1.82
Income (loss) from discontinued operations	—	0.02	(0.10)	(0.01)	—
Net income (loss)	4.38	1.00	1.97	(0.09)	1.82
Diluted
Income (loss) from continuing operations	$4.36	$0.97	$1.93	$(0.08)	$1.40
Income (loss) from discontinued operations	—	0.02	(0.09)	(0.01)	—
Net income (loss)	4.36	0.99	1.84	(0.09)	1.40

Depreciation and amortization of intangibles	$182	$174	$213	$262	$277
Net cash provided by operating activities	384	406	510	577	339
Purchases of property, plant and equipment	322	260	234	209	164

Financial Position
Cash and cash equivalents and marketable securities	$737	$953	$1,290	$1,366	$1,119
Total assets	4,860	4,301	4,893	5,068	5,097
Long-term debt, less debt issuance costs	1,595	1,553	1,588	1,541	790
Total debt	1,664	1,575	1,653	1,598	891
Preferred stock	—	—	—	372	753
Common stock and additional paid-in capital	2,329	2,313	2,642	2,842	2,670
Treasury stock	(83)	(1)	(33)	(366)	(25)
Total parent company stockholders' equity	1,157	728	1,080	1,309	1,836
Book value per share	$7.92	$4.58	$6.83	$8.94	$12.41

Common Share Information
Dividends declared per common share	$0.24	$0.23	$0.20	$0.20	$0.20
Weighted-average common shares outstanding
Basic	146.0	159.0	158.0	146.4	148.0
Diluted	146.8	160.0	173.5	146.4	214.7
Market prices
High	$19.81	$23.48	$24.82	$23.46	$16.76
Low	9.80	13.01	16.81	15.17	11.13

Note:
Total assets for 2015, 2014, 2013 and 2012 have been recast to reflect the adoption of the accounting standard requiring all deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than separated into current and noncurrent amounts. The recasting of total assets resulted in reductions of $25, $12, $35 and $34 for 2015, 2014, 2013 and 2012. See Note 1 to our consolidated financial statements in Item 8 for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth global operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2016, 54% of our sales came from North American operations and 46% from operations throughout the rest of the world. Our sales by operating segment were Light Vehicle – 45%, Commercial Vehicle – 21%, Off-Highway – 16% and Power Technologies – 18%.

Operational and Strategic Initiatives

In 2016 we outlined our current enterprise strategy which leverages our strong technology foundation and our commitment to continuous improvement. Our strategy places increased focus leveraging resources across the organization, satisfying customer requirements, expanding products and markets and accelerating commercialization of new technology.

Central to our strategy is leveraging our core operations by sharing our capabilities, technology, assets and people across the enterprise, leading to improved execution and increased customer satisfaction. Although we have taken significant strides to improve our profitability and margins, particularly through streamlining and rationalizing our manufacturing activities, we believe additional opportunities remain to further improve our cost performance. Leveraging investments across multiple end markets and making disciplined, value enhancing acquisitions, will allow us to bring product to market faster, grow our top-line sales and enhance financial returns.

Strengthening customer centricity and expanding global markets are key elements of our strategy that focus on market penetration. Foundational to growing the business is directing the entire organization to putting the customer at the center of our value system and shifting from transactional to relationship-based interactions. These relationships are built on a foundation of providing unparalleled technology with exceptional quality, delivery and value. With even stronger relationships we will be better positioned to support our customers’ most important global and flagship programs and capitalize on future growth opportunities.

We continue to enhance and expand our global footprint, optimizing it to capture growth across all of our end markets. Specifically, our manufacturing and technology center footprint positions us to support customers globally – an important factor as many of our customers are increasingly focused on common solutions for global platforms. While growth opportunities are present in each region of the world, we have a primary focus on building our presence and local capability in the Asia Pacific region. Over the last few years, we have opened two new engineering facilities in the region and recently new gear manufacturing facilities were established in India and Thailand.

In addition to Asia, we see further growth opportunity in Eastern Europe where we recently announced plans to establish a new gear manufacturing facility in Hungary. This will be our third facility in the country and will give us the capability to cost effectively manufacture gears, one of our core technologies, and efficiently service our customers within the region.

The final two elements of our enterprise strategy, commercializing new technology and accelerating hybridization and electrification, focus on opportunities for product expansion. Bringing new innovations to market as industry leading products will drive growth as our new products and technology provide our customers with cutting edge solutions, address end user needs and capitalize on key market trends. An example is our industry leading electronically disconnecting all-wheel drive technology, which we believe is the most fuel efficient rapidly disconnecting system in the market, was recently selected by a major global customer for a significant new global vehicle platform – opening up new commercial channels for us in the passenger car, crossover and sport utility vehicle markets.

Initiatives to capitalize on evolving hybridization and electrification vehicle trends are a core ingredient of the current strategy. In addition to our current technologies in battery cooling and fuel cells, this element of the strategy is leveraging our electronics controls expertise across all our business units and applications such as advanced vehicle hybridization and electrification initiatives. We are working with customers to develop new solutions for those markets where electrification will be adopted first such as hybrids, buses and urban delivery vehicles. These new solutions, which include advanced electric propulsion systems with fully integrated motors and controls, are included in our recently launched Spicer Electrified portfolio of products.

The development and implementation of this enterprise strategy is positioning Dana to grow profitably over the next few years due to increased customer focus as we leverage our core capabilities, expand into new markets, develop and commercialize new technologies including for hybrid and electric vehicles.

Shareholder returns and capital structure actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and reduction in the number of shares outstanding. Over the past four years, we returned $1,481 of cash to shareholders in connection with redemption of all of our preferred stock and repurchase of common shares. From program inception in 2012 through December 31, 2016, we repurchased approximately 74 million shares, inclusive of the common share equivalent reduction resulting from redemption of preferred shares. Remaining share repurchase authorization under the program approved by our Board of Directors is $219. We declared and paid quarterly common stock dividends over the past four years, raising the dividend from five cents to six cents per share in the second quarter of 2015.

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

Selective acquisitions — Our acquisition focus is principally directed at “bolt-on” or adjacent acquisition opportunities that have a strategic fit with our existing core businesses, particularly opportunities that support our enterprise strategy and enhance the value proposition of our product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities and other uses of capital – with a disciplined financial approach designed to ensure profitable growth and increased shareholder value.

Acquisitions

SIFCO — On December 23, 2016, we acquired strategic assets of the commercial vehicle steer axle systems and related forged components businesses of SIFCO. The acquisition enables us to enhance our vertically integrated supply chain, which will further improve our cost structure and customer satisfaction by leveraging SIFCO's extensive experience and knowledge of sophisticated forged components. In addition to strengthening our position as a central source for products that use forged and machined parts throughout the region, this acquisition enables us to better accommodate the local content requirements of our customers, which reduces their import and other region-specific costs.

In 2011, we began purchasing parts from SIFCO under an exclusive supply agreement. In April 2014, SIFCO began operating with judicial oversight under reorganization proceedings in Brazil. We continued purchasing parts from SIFCO under an interim agreement while also pursuing the purchase of certain assets through the judicial reorganization proceedings. In connection with the December 2016 acquisition, we acquired the assets supporting the business previously conducted under the exclusive supply agreement along with certain additional related business. As part of the acquisition, we added two manufacturing facilities and approximately 1,400 employees. The strategic assets were acquired by Dana free and clear of any liens, claims or encumbrances, and without assumption of any legacy liabilities of SIFCO. We had sales of $86 in 2016 resulting from business conducted under the previous supply agreement with SIFCO. With the acquisition completed in December 2016, we obtained additional business relationships that are expected to generate incremental sales of approximately $50 at current production levels.

The purchase price was $69, with the payment of $9 of the purchase price deferred until December 2017 pending any claims under indemnification provisions of the purchase agreement. The purchase price is subject to customary post-closing adjustments for final determination of working capital and other items. Reference is made to Note 2 of the consolidated financial statements in Item 8 of Part II for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of the SIFCO related business are reported within our Commercial Vehicle operating segment.

Magnum — On January 29, 2016, we acquired the aftermarket distribution business of Magnum, a U.S.-based supplier of gaskets and sealing products for automotive and commercial vehicle applications, for a purchase price of $18 at closing and additional cash payments of up to $2 contingent upon the achievement of certain sales metrics over a future two-year period. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $1. Assets acquired included trademarks and trade names, customer relationships and goodwill. The results of operations of Magnum are reported within our Power Technologies operating segment.

Brevini — On February 1, 2017, we acquired 80% ownership interests in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) from Brevini Group S.p.A. (Brevini). The acquisition expands our Off-Highway operating segment product portfolio to include technologies for tracked vehicles, doubling our addressable market for off-highway driveline systems and establishing Dana as the only off-highway solutions provider that can manage the power to both move the equipment and perform its critical work functions. This acquisition also brings a platform of technologies that can be leveraged in our light and commercial vehicle end markets, helping to accelerate our hybridization and electrification initiatives. The acquisition is expected to add approximately $350 of sales and $35 of adjusted EBITDA in 2017.

We paid €167 at closing, using cash on hand, and intend to refinance debt assumed in the transaction during the first quarter of 2017. The purchase price is subject to adjustment upon determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. The terms of the agreement provide Dana the right to call Brevini's noncontrolling interests in BFP and BPT, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement.

Divestitures

Nippon Reinz — On November 30, 2016, we sold our 53.7% interest in Nippon Reinz Co. Ltd. (Nippon Reinz) to Nichias Corporation. Dana received net cash proceeds of $5 and recognized a pre-tax loss of $3 on the divestiture of Nippon Reinz, inclusive of the derecognition of the related noncontrolling interest. Nippon Reinz had sales of $42 in 2016 through the transaction date.

Dana Companies — On December 30, 2016, we completed the divestiture of Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company that was established as part of our reorganization in 2008 to hold and manage personal injury asbestos claims retained by the reorganized Dana Corporation, which was merged into DCLLC. The assets of DCLLC at time of sale included cash and marketable securities along with the rights to insurance coverage in place to satisfy a significant portion of its liabilities. We received net cash proceeds of $29 at closing on December 30, 2016, with $3 retained by the purchaser subject to the satisfaction of certain future conditions that we expect will be achieved in 2017. We recognized a pre-tax loss of $77 in 2016 upon completion of the transaction. In the event the conditions associated with the retained purchase price of $3 are satisfied in the future, income of $3 will be recognized at such time. Following completion of the sale, Dana has no obligation with respect to current or future asbestos claims. The sale of this business also enhanced our available liquidity since the net proceeds from the sale are available for use in our core businesses.

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

In December 2014, we entered into an agreement to divest our operations in Venezuela (the disposal group) to an unaffiliated company for no consideration. We completed the divestiture in January 2015. In connection with the divestiture, we entered into a supply and technology agreement whereby Dana will supply product and technology to the operations at competitive market prices. Dana has no obligations to otherwise provide support to the operations. The disposal group was classified as held for sale at December 31, 2014, and we recognized a net charge of $77 – an $80 loss to adjust the carrying value of the net assets to fair value less cost to sell, with a reduction of $3 for the noncontrolling interest share of the loss. These assets and liabilities were presented as held for sale on our December 31, 2014 balance sheet. Upon completion of the divestiture of the disposal group in January 2015, we recognized a gain of $5 on the derecognition of the noncontrolling interest in a former Venezuelan subsidiary in Other income, net. We also credited other comprehensive loss attributable to the parent for $10 and other comprehensive loss attributable to noncontrolling interests for $1 to eliminate the unrecognized pension expense recorded in accumulated other comprehensive loss. See Note 3 to our consolidated financial statements in Item 8 for additional information. With the completion of the sale in January 2015, Dana has no remaining investment in Venezuela.

Structural Products Business — In 2010, we completed the sale of substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa) and reached a final agreement with the buyer on disputed issues in May 2014. Prior to the third quarter of 2012, Structural Products was reported as an operating segment of continuing operations. With the cessation of the retained operations in the third quarter of 2012, we began reporting the activities relating to the Structural Products business as discontinued operations. Legal and other costs incurred in 2014 to settle a customer complaint and the remaining disputes with Metalsa and insurance recoveries in 2015 related to previously outstanding claims have extended the reporting of discontinued operations.

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

Trends in Our Markets

Global Vehicle Production

				Actual
(Units in thousands)	Dana 2017 Outlook			2016	2015	2014
North America
Light Truck (Full Frame)	4,200	to	4,300	4,438	4,136	3,834
Light Vehicle Engines	15,800	to	16,200	16,065	15,474	15,119
Medium Truck (Classes 5-7)	235	to	250	235	237	226
Heavy Truck (Class 8)	190	to	210	227	323	297
Agricultural Equipment	50	to	60	53	58	64
Construction/Mining Equipment	150	to	160	150	158	158
Europe (including Eastern Europe)
Light Truck	9,300	to	9,500	9,279	8,546	7,790
Light Vehicle Engines	23,800	to	24,300	23,224	22,570	21,510
Medium/Heavy Truck	440	to	470	471	434	397
Agricultural Equipment	190	to	210	193	202	220
Construction/Mining Equipment	290	to	310	290	299	301
South America
Light Truck	1,000	to	1,050	1,010	940	1,146
Light Vehicle Engines	2,000	to	2,100	2,091	2,439	3,176
Medium/Heavy Truck	75	to	85	70	88	167
Agricultural Equipment	25	to	35	29	32	43
Construction/Mining Equipment	10	to	15	10	13	17
Asia-Pacific
Light Truck	26,500	to	27,500	27,179	24,160	22,337
Light Vehicle Engines	50,000	to	51,500	50,075	47,209	46,497
Medium/Heavy Truck	1,450	to	1,550	1,620	1,383	1,573
Agricultural Equipment	680	to	720	648	676	710
Construction/Mining Equipment	380	to	410	396	405	509

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles, greater availability of credit, stronger consumer confidence and other factors have combined to stimulate new vehicle sales. Light vehicle sales in 2016 increased about 1% from 2015, with sales that year being up 6% from 2014. Many of our programs are focused in the full frame light truck segment. Helped by comparatively lower fuel prices, sales in this segment were especially strong, being up about 6% in 2016 and 9% in 2015. Production levels were reflective of the stronger light vehicle sales. Production of approximately 17.8 million light vehicles in 2016 was 2% higher than in 2015, following an increase in production that year of about 3% from 2014. Light vehicle engine production was similarly higher, up 4% in 2016 and 2% in 2015. In the key full frame light truck segment, production levels increased about 7% in 2016 compared with an increase of 8% in 2015. Days’ supply of total light vehicles in the U.S. at the end of December 2016 was around 62 days, up slightly from 61 days at December 2015 and 2014. In the full frame light truck segment, inventory levels have been relatively stable – 65 days at the end of December 2016, compared with 62 days at the end of 2015 and 63 days at the end of 2014.

Looking ahead to 2017, we expect steady employment levels, stable fuel prices and favorably trending consumer confidence will provide a generally solid economic climate in North America. However, with the strength in this market the past couple years, we believe slightly lower production levels are likely. Our full year 2017 outlook for light vehicle engine production is 15.8 to 16.2 million units, a decrease of 2% to an increase of 1% compared with 2016. In the full frame light truck segment where the past two years have been especially strong, our 2017 production outlook is 4.2 to 4.3 million units, a decrease of 3 to 5% from 2016.

Medium/heavy vehicle markets — Similar to the light vehicle market, the commercial vehicle segment benefited from an improving North America economy in recent years. After increasing 12% in 2014, Medium duty Classes 5-7 truck production the past three years has been relatively stable, between 226,000 and 237,000 units. In the Class 8 segment, production levels increased 21% in 2014 and another 9% in 2015 to reach 323,000 units. High levels of production in 2014 and the first half of 2015 led to more trucks than required for freight demand. As such, order levels and production began declining in the second half of 2015 and continued into 2016, resulting in Class 8 production of around 227,000 units, a decline of about 30% from 2015.

With new government leadership in the U.S. in 2017, there is considerable uncertainty around the potential impact of policy changes on the economy. Although modest economic growth is forecast in 2017, more Class 8 trucks are expected to be in service than are needed to satisfy freight demand levels. Accordingly, we expect weaker Class 8 production of around 200,000 units in 2017, a reduction of about 12% from 2016. In the medium duty segment, we expect 2017 production to be in the range of 235,000 to 250,000 units, comparable to up about 6% from 2016.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 3% in 2016 after increasing 5% in 2015 and light truck production being higher by 9 to 10% in each of the past two years. The United Kingdom's decision in 2016 to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region. At present, we expect overall stable to improving economic conditions across the entire region in 2017, with production levels up more modestly in the range of 2% to 5% for light vehicle engines and flat to up 2% for light trucks. The economic climate in most South America markets the past couple years has been weak, volatile and challenging. Light truck production declined 12% in 2014 and was down another 18% in 2015. Light vehicle engine production was similarly down 16% in 2014 and another 23% in 2015. Overall weakness persisted through 2016, with light vehicle engine production down another 14%, but with light truck production showing some improvement in the region with an increase of 7% from 2015. We believe that the region's economic weakness has largely plateaued, and that we'll begin to see some improving market conditions in 2017. Our full year 2017 outlook for South America light vehicle markets has light truck production flat to up 4% and light vehicle engine production flat to down 4% compared with 2016. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 9% in 2014, 8% in 2015 and was up another 12% in 2016, while light vehicle engine production increased 3% in 2014, 2% in 2015 and another 6% in 2016. We expect to see relatively stable to modest growth in the region during 2017. Our full year 2017 outlook for the Asia Pacific light vehicle markets has light truck production down 2% to up 1% and light vehicle engine production flat to up 3% compared with 2016.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets, albeit with improvements in the medium/heavy truck market being a little slower to manifest. Signs of a strengthening European market emerged in 2015 with medium/heavy truck production in 2015 being up about 9% from the preceding year. Production levels in 2016 reflected continued improvement with an increase of about 9% from 2015. Given the higher production levels the past two years and more modest overall economic growth in 2017, we expect Europe medium/heavy truck production this year to be flat to down 7% compared to 2016. A weakening South America economic climate beginning in 2014 led to medium/heavy truck production declining about 23% in 2014, 47% in 2015 and another 20% in 2016. As with the light vehicle markets, we have seen additional weakness in South America in early 2016. As indicated above, we expect to see improving economic conditions in the region as we move through 2017. Our full year 2017 outlook for South America has medium/heavy truck production increasing from about 70,000 units in 2016 to 75,000 to 85,000 units this year. The medium/heavy truck market in Asia Pacific was sluggish the prior two years, being up a modest 3% in 2014 and declining about 12% in 2015 as a slowdown in the China market materialized. A stronger than expected China market and an improving India market contributed to higher medium/heavy truck production in the region of about 17% in 2016. Given a more modest overall economic outlook for the region in 2017 and the strong level of production in 2016, we expect 2017 medium/heavy truck production outlook to be 4% to 10% lower than in 2016.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with more than 75% of its sales coming from Europe and more than 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments. After experiencing increased global demand in 2011 and 2012, these markets have been relatively weak over the past four years. Global demand in the agriculture market was down about 11% in 2014, 7% in 2015 and 5% in 2016. The construction/mining segment weakened about 4% in 2014, 11% in 2015 and 3% in 2016. We expect global demand will continue to be relatively weak in 2017, with improving markets to begin in late 2017 and subsequent years. We expect higher global production in the agriculture segment in 2017, driven by stronger demand in the Asia Pacific region. In the construction market, we expect 2017 global production on balance to be relatively comparable to up slightly from 2016.

Foreign Currency and Brexit Effects

Weaker international currencies relative to the U.S. dollar have had a significant impact on our sales and results of operations the past few years. The United Kingdom's decision to exit the European Union ("Brexit") has provided further uncertainty and potential volatility around European currencies, along with uncertain effects of future trade and other cross-border activities of the United Kingdom with the European Union and other countries. With new government leadership in the U.S. assuming control in early 2017, there is added uncertainly around future economic and trade policy and its potential impact on the U.S. dollar relative to other currencies. Approximately 54% of our consolidated sales in 2016 were outside the U.S., with euro zone countries, Mexico, the United Kingdom and Brazil accounting for approximately 40%, 8%, 6% and 6% of our non-U.S. sales. The potential impact of future U.S. economic and trade policy has led to significant weakening of the Mexican peso against the U.S. dollar since the U.S. presidential election in November 2016. Although sales in Argentina and South Africa are each less than 5% of our non-U.S. sales, weaker currencies of those countries significantly impacted this past year's sales. Translation of our international activities at average exchange rates in 2015 as compared to average rates in 2014 reduced sales by $516, with $268 attributable to a weaker euro and $91 to a weaker Brazil real. In 2016, weaker international currencies reduced sales by another $173. A weaker Argentine peso, British pound, Mexican peso, South African rand and Brazilian real reduced sales by $70, $23, $19, $18 and $11. The euro was relatively stable in 2016. Weaker international currencies are expected to be a headwind to sales again in 2017. Based on our current sales outlook, we expect the translation effect of weaker currencies will reduce 2017 sales by approximately $150, with the impact of an expected weaker euro comprising about $70 of the headwind. Our 2017 outlook is based on an assumed euro/U.S. dollar rate of 1.05, a U.S. dollar/Brazil real rate of 3.80, a British pound/U.S. dollar rate of 1.30 and a U.S. dollar/Mexican peso rate of 21.0. At sales levels in our current outlook for 2017, a 5% movement on the euro would impact our annual sales by approximately $65. A 5% change on the Brazil real, British pound or Mexican peso rates would impact our annual sales in each of those countries by approximately $10.

Brazil Market

The Brazil market is an important market for our Commercial Vehicle segment, representing about 12% of this segment's 2016 sales. Our medium/heavy truck sales in Brazil account for approximately 75% of our total sales in the country. Reduced market demand resulting from the weak economic environment in Brazil in 2015 led to production levels in the light vehicle and medium/heavy duty vehicle markets that were lower by about 22% and 44% from 2014. Continued weakness in 2016 resulted in further reductions in medium/heavy truck production of about 20% and a light vehicle production decline of around 10%. As a consequence, sales by our operations in Brazil for 2016 approximated $200, down from about $500 in 2014. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions the past two years and continue to trim costs to the extent practicable. The economic environment led to one of our major suppliers operating with judicial oversight after entering reorganization proceedings in Brazil in 2014. We continued to work with this supplier to enable us to satisfy our customer requirements while also pursuing the option of purchasing certain assets from this supplier through the judicial reorganization proceedings. As discussed in Note 2 to our consolidated financial statements in Item 8, we completed a transaction in December 2016 that provided us with the underlying assets and personnel supporting our pre-existing business with this supplier along with some incremental business. Looking ahead to 2017, we expect to begin seeing improving market conditions in Brazil, leading to stronger vehicle production levels. With the above-mentioned acquisition, we have enhanced our competitive position in the market and should benefit significantly in future years as the Brazilian markets rebound.

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

Higher commodity prices, driven in part by inflationary costs in Argentina, increased our costs by approximately $8 in 2016, while in 2015 lower commodity prices decreased costs by $10. In 2014, higher commodity prices increased cost by $35. Material recovery and other pricing actions increased sales by $10 in 2016, $1 in 2015 and $65 in 2014.

Sales, Earnings and Cash Flow Outlook

	2017 Outlook	2016	2015	2014
Sales	$6,200 - $6,400	$5,826	$6,060	$6,617
Adjusted EBITDA	$695 - $725	$660	$652	$746
Net cash provided by operating activities	$410 - $450	$384	$406	$510
Purchases of property, plant and equipment	$350 - $370	$322	$260	$234
Free Cash Flow	$50 - $90	$62	$146	$276

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

During the past three years, weaker international currencies relative to the U.S. dollar were the most significant factor reducing our sales. The sales reduction attributable to currency over the three-year period approximated $900. We divested our Venezuela operation in January 2015, which further reduced consolidated sales by approximately $100. Adjusted for currency and divestiture effects, sales in the three preceding years increased slightly. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. New business with customers has largely offset the lower sales attributable to overall weaker end user demand. With the closing of the Brevini transaction on February 1, 2017 we expect full year 2017 sales to be $6,200 to $6,400. The Brevini acquisition is expected to add approximately $400 to 2017 sales. Our net new business backlog will increase sales by about $175, with overall stronger market demand also expected to contribute to higher sales. Partially offsetting these increases are currency headwinds from further weakening of international currencies against the U.S. dollar that are expected to reduce 2017 sales by $150 to $200.

Over the past three years, adjusted EBITDA margin as a percent of sales has remained relatively constant at around 11% despite certain markets being weak and volatile. Where practicable, we have aligned our cost with weaker demand levels in certain markets. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. Further margin improvement beyond 2017 is anticipated as we expect to see increased end user demand in certain markets, along with continued benefit from additional new business and cost reduction actions.

We have generated positive free cash flow the past three years while increasing capital spending to support organic business growth through launching new business with customers. Free cash flow in 2014 benefited from the receipt of $40 of interest from the sale of an in-kind note receivable. Lower pension contributions, restructuring payments and cash taxes also benefited free cash flow in 2014, while increased new program launches resulted in higher capital spending. The lower free cash flow in 2015 was primarily due to lower earnings and increased capital spend to support new program launches, with lower cash taxes and restructuring payments providing a partial offset. Reduced free cash flow in 2016 is primarily attributable to our continued success in being awarded significant new customer programs. Although many of the recent program wins are not scheduled to begin production until 2018, these programs required capital investment beginning in 2016. As such, cash used for capital investment in 2016 was $62 higher than in 2015. An elevated level of capital investment will continue into 2017, with capital spending expected to approximate $350 to $370. Our 2017 outlook anticipates that the higher level of earnings will largely offset the increased level of capital spend, resulting in 2017 free cash flow that is relatively comparable to this past year. The higher level of capital spend in recent years associated with increased new program launches is expected to dissipate after 2017.

Among our Operational and Strategic Initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog which is net new business received that will be launching in the future and adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At December 31, 2016, our sales backlog of net new business for the 2017 through 2019 period was $750. This current backlog is comparable to our three-year sales backlog at the end of 2015, with new business wins that added sales approximating $150 being offset by reductions to the backlog to reflect the effects of weaker international currencies relative to the U.S. dollar and reduced demand levels now expected during the three-year period.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2016 versus 2015)

	2016		2015
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$5,826		$6,060		$(234)
Cost of sales	4,982	85.5%	5,211	86.0%	(229)
Gross margin	844	14.5%	849	14.0%	(5)
Selling, general and administrative expenses	406	7.0%	391	6.5%	15
Amortization of intangibles	8		14		(6)
Restructuring charges, net	36		15		21
Loss on sale of subsidiaries	(80)				(80)
Impairment of long-lived assets			(36)		36
Other income, net	18		1		17
Income before interest and income taxes	332		394		(62)
Loss on extinguishment of debt	(17)		(2)		(15)
Interest income	13		13		—
Interest expense	113		113		—
Income from continuing operations before income taxes	215		292		(77)
Income tax expense (benefit)	(424)		82		(506)
Equity in earnings (losses) of affiliates	14		(34)		48
Income from continuing operations	653		176		477
Income from discontinued operations			4		(4)
Net income	653		180		473
Less: Noncontrolling interests net income	13		21		(8)
Net income attributable to the parent company	$640		$159		$481

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
	2016	2015	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$3,128	$3,210	$(82)	$(24)	$7	$(65)
Europe	1,616	1,723	(107)	(44)		(63)
South America	338	377	(39)	(82)		43
Asia Pacific	744	750	(6)	(23)	(3)	20
Total	$5,826	$6,060	$(234)	$(173)	$4	$(65)

Sales in 2016 were $234 lower than in 2015. Weaker international currencies decreased sales by $173. The acquisition of Magnum earlier this year added sales of $7, with the divestiture of Nippon Reinz at the end of November 2016 reducing sales by $3. A volume-related organic sales decrease of $75 resulted primarily from weaker global Off-Highway demand, lower commercial vehicle production in North America and Brazil and lower sales with a major North America commercial vehicle customer, partially offset by stronger overall light vehicle volume levels in North America, Europe and Asia Pacific and contributions from new customer programs. Cost recovery pricing actions increased sales by $10.

The North America organic sales reduction of 2% was driven principally by a decline in Class 8 production of about 30%, reduced sales levels with a major commercial vehicle customer and weaker Off-Highway demand. These effects were partially offset by growth in full frame light truck production of around 7%, an increase in light vehicle engine build of 4% and higher sales from new customer programs.

Excluding currency effects, principally from a weaker South African rand and British pound, our 2016 sales in Europe were 4% lower than in 2015. Weaker Off-Highway demand was the primary driver of this reduction in sales, with increased light vehicle engine and light truck production providing a partial offset.

South America sales in 2016 were impacted by weaker currencies in Argentina and Brazil. Excluding these effects, sales were up 11% from 2015. The organic sales increase in the region was driven largely by pricing actions, primarily recovery of inflationary cost increases in Argentina and contributions from new customer programs. These increases were partially offset by medium/heavy truck production levels being around 20% lower.

Asia Pacific sales in 2016 were relatively comparable to those in the preceding year. Weaker currencies in Thailand, India and China contributed to the currency-related sales reduction. The 3% organic sales increase resulted primarily from increased production levels in the region along with new customer programs.

Cost of sales and gross margin — Cost of sales declined $229, or 4%, in 2016 when compared to 2015. Similar to the factors affecting sales, the reduction was primarily due to currency effects and lower overall sales volumes. Cost of sales as a percent of 2016 sales was 50 basis points lower than in the previous year. Underabsorption of costs as a result of lower sales volumes increased cost of sales as a percent of sales. Cost of sales in 2016 was also higher due to increases in engineering and product development costs of $13 and material commodity prices of $8 and incremental start-up/launch costs of $8. More than offsetting the margin impact of these increases were savings from lower material costs of $67 and avoidance of supplier transition costs in our Commercial Vehicle segment of $14 in 2015, and a decline in environmental remediation expense of $6.

Gross margin of $844 for 2016 decreased $5 from 2015. Gross margin as a percent of sales was 14.5% in 2016, 50 basis points higher than in 2015. Margin improvement was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2016 were $406 (7.0% of sales) as compared to $391 (6.5% of sales) in 2015. Salary and benefits expenses in 2016 were $9 higher than in 2015, while selling and other discretionary spending increased $6, due in part to execution of certain strategic project initiatives.

Amortization of intangibles — The reduction of $6 in amortization of intangibles was primarily attributable to certain customer related intangibles becoming fully amortized.

Restructuring charges — Restructuring charges of $36 in 2016 included a fourth-quarter expense of $10 in conjunction with the SIFCO acquisition to eliminate certain positions in our Brazil Commercial Vehicle business to align with expected market demand. Third-quarter 2016 expense included $14 for separation costs in connection with headcount reduction actions in our Off-Highway segment that are being implemented as a result of continuing weak demand levels in this business. The remaining $12 of restructuring expense this year relates to the closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky, headcount reduction actions at our corporate facilities in the U.S., other headcount reductions in Brazil and employee separation and exit costs associated with previously announced headcount reduction and facility closure actions. Restructuring charges of $15 in 2015 were primarily attributable to headcount reductions in our Commercial Vehicle business in Brazil which were significantly impacted by lower demand levels, along with costs associated with previously announced restructuring actions.

Loss on sale of subsidiaries — Reference is made to Note 3 of the consolidated financial statements in Item 8 of Part II for a discussion of the fourth-quarter 2016 divestitures of DCLLC and Nippon Reinz.

Impairment of long-lived assets — Reference is made to Note 3 of the consolidated financial statements in Item 8 of Part II for a discussion of charges recognized in the third quarter of 2015 in connection with an impairment of long-lived assets attributable to an exclusive supply relationship with a South American supplier.

Other income, net — The following table shows the major components of Other income, net.

	2016	2015
Government grants and incentives	$8	$3
Foreign exchange gain (loss)	(3)	(20)
Gain on derecognition of noncontrolling interest		5
Strategic transaction expenses	(13)	(4)
Insurance and other recoveries	10	4
Gain on sale of marketable securities	7	1
Amounts attributable to previously divested/closed operations		1
Other, net	9	11
Other income, net	$18	$1

During 2015, foreign exchange losses were primarily driven by the impact the strengthening U.S. dollar had on our Mexican peso and euro forward contracts. Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a $5 gain on the derecognition of the noncontrolling interest in one of our former Venezuelan subsidiaries. See Note 3 to our consolidated financial statements in Item 8 of Part II for additional information. The increase in strategic transaction expenses in 2016 is primarily attributable to an increased level of inorganic growth opportunities that were being pursued, including the SIFCO acquisition that closed in December 2016 and the Brevini acquisition that closed in February 2017. Additionally, we incurred transactional costs in connection with the divestitures of DCLLC and Nippon Reinz. See Notes 2 and 3 for additional information. During 2016, we received a recovery of $8 of costs previously incurred on behalf of other participants in a consortium that existed to administer certain legacy personal injury claims. During 2015, we reached a settlement with an insurance carrier for the recovery of previously incurred legal costs.

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

Interest income and interest expense — Interest income was $13 in both 2016 and 2015. Interest expense was $113 in both 2016 and 2015. A lower average interest rate on borrowings was offset by higher average debt levels in 2016. As discussed in Note 13 to our consolidated financial statements in Item 8 of Part II, Dana Financing Luxembourg S.à r.l. issued $375 of its June 2026 Notes on May 27, 2016 and we redeemed $350 of our February 2021 Notes on June 23, 2016. In conjunction with the issuance of the June 2026 Notes, we entered into two 10-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the June 2026 Notes to euro-denominated debt at a fixed rate of 5.140%. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.5% and 6.6% in 2016 and 2015.

Income tax expense — Income taxes were a benefit of $424 in 2016, whereas we had a tax expense of $82 in 2015. In the fourth quarter of 2016, we determined that most of the valuation allowances against U.S. deferred taxes were no longer required. Release of these valuation allowances resulted in a $501 income tax benefit. Additionally, developments in Brazil led to our determination that an allowance against certain deferred taxes in that country was appropriate, and we recognized tax expense of $25 to establish this valuation allowance. During 2015, we completed an intercompany transfer of an affiliate's stock and certain operating assets. In connection with this transaction, we released $66 of valuation allowance on U.S. deferred tax assets and recognized $23 of tax expense related to the stock sale and $2 of amortization of a prepaid tax asset created as part of the transaction. Amortization of the prepaid tax asset in 2016 was $11. In 2015, we also established a valuation allowance of $15 against the deferred tax assets of a subsidiary in Brazil. See Note 17 to our consolidated financial statements in Item 8 of Part II for further disclosures around these valuation allowance adjustments.

The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. Contributing to the lower effective rate in 2016 were benefits of $58 for a reduction of accrued taxes on earnings of foreign operations resulting from legal entity restructuring and a revised determination as to permanent reinvestment. Partially offsetting this benefit was tax expense of $17 on dividends and other income attributable to foreign operations, and $30 of expense recognized to establish provisions associated with uncertain tax positions. Excluding the effects of the items described above, the effective tax rate was 24% in 2016 and 37% in 2015. In 2016, jurisdictions with effective tax rates less than the U.S. tax rate of 35% decreased the overall effective rate. In 2015, jurisdictions with valuation allowances had lower pre-tax income, which increased the effective rate.

In the U.S. and certain other countries, where our history of operating losses did not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. With the release of valuation allowances on our U.S. deferred tax assets in 2016, the future impact of valuation allowance adjustments will be less significant, resulting in tax expense that will be more reflective of a customary global effective tax rate.

Equity in earnings of affiliates — Net earnings from equity investments was $14 in 2016 and a net loss of $34 in 2015. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) were $7 in 2016 and $11 in 2015. Our share of Dongfeng Dana Axle Co., Ltd. (DDAC) operating results were $7 in 2016 and a loss of $7 in 2015. During the fourth quarter of 2015, we determined that we had an other-than-temporary decrease in the carrying value of our DDAC investment and recorded a $39 impairment charge. See Note 20 to our consolidated financial statements in Item 8.

Noncontrolling interests net income — As more fully discussed in Note 1 to our consolidated financial statements in Item 8 of Part II, the first quarter of 2015 included $9 for correction of previously reported noncontrolling interests net income.

Segment Results of Operations (2016 versus 2015)

Light Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$2,482	$262	10.6%
Volume and mix	235	37
Performance	31	(4)
Currency effects	(141)	(16)
2016	$2,607	$279	10.7%

Light Vehicle sales in 2016 were reduced by currency translation effects, primarily as a result of a weaker Mexico peso, Argentina peso, Thailand baht, South Africa rand and British pound sterling. Sales, exclusive of currency effects, were 11% higher than in 2015. The volume-related increases were driven primarily by stronger production levels. North America full frame light truck production in 2016 was up 7%, while light truck production in Europe and Asia Pacific was stronger by 9% and 12% compared to 2015. Sales in this segment also benefited from new customer programs, including $45 relating to a program previously supported by our Commercial Vehicle segment that moved to Light Vehicle in 2016 when the axle used to support the program was replaced with an axle produced by the Light Vehicle segment. Cost recovery actions, including inflationary cost recovery in Argentina, were the primary drivers of the sales increase categorized as performance.

Light Vehicle segment EBITDA of $279 in 2016 was $17 higher than in the same period of 2015. Higher sales volumes from overall stronger production levels and new business provided a benefit of $37, while weaker international currencies reduced segment EBITDA by $16. The year-over-year performance-related earnings reduction was driven partly by an increase in material commodity costs of $16, higher warranty costs of $7, start-up and launch-related costs of $10, an increase in engineering and product development expense, net of customer recoveries, of $9 and inflationary and other cost increases of $17. Partially offsetting these factors which reduced segment EBITDA were cost recovery pricing actions of $31 and savings from material cost initiatives of $24.

Commercial Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$1,533	$100	6.5%
Volume and mix	(265)	(52)
Performance	3	52
Currency effects	(17)	(4)
2016	$1,254	$96	7.7%

Currency effects which reduced sales in 2016 were primarily due to a year-over-year weaker Brazil real and Mexico peso. After adjusting for the effects of currency, 2016 sales in our Commercial Vehicle segment decreased 17% compared to 2015. The volume-related reduction was primarily attributable to lower sales in North America where Class 8 production was down about 30%, a program having sales of $45 was transfered to the Light Vehicle segment who began supplying the axle for the program, and our share of sales with a major customer declined. Weaker end market demand in Brazil also contributed to lower sales volumes, with 2016 medium/heavy truck production being down about 20%.

Commercial Vehicle segment EBITDA of $96 was $4 lower than in 2015. Lower sales volumes reduced 2016 segment EBITDA by $52. Largely offsetting the effects of lower volume was improved year-over-year performance-related segment EBITDA of $52, resulting from material cost savings of $15, avoidance of supplier transition costs of $14 incurred in 2015, a decline in warranty expense of $8, pricing actions of $3 and other net cost reductions of $12.

Off-Highway

	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$1,040	$147	14.1%
Volume and mix	(110)	(31)
Performance	(11)	11
Currency effects	(10)	2
2016	$909	$129	14.2%

Currency-adjusted 2016 sales were down 12% compared to 2015, primarily from lower global end-market demand.

Off-Highway segment EBITDA of $129 in 2016 was down $18 from 2015. The impact of lower sales volumes on segment EBITDA was partially offset by performance-related earnings improvement, principally from year-over-year material cost savings of $17 and other net cost reductions of $5 which were partially offset by pricing actions of $11.

Power Technologies

	Sales	Segment EBITDA	Segment EBITDA Margin
2015	$1,005	$149	14.8%
Volume and mix	69	17
Performance	(13)	(6)
Currency effects	(5)	(2)
2016	$1,056	$158	15.0%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, sales in 2016 increased about 5% due to stronger market demand. Light vehicle engine build in North America and Europe was up about 4% and 3% compared to 2015. Pricing actions during 2016 reduced year-over-year sales by $13.

Segment EBITDA of $158 in 2016 was $9 higher than in 2015, driven primarily by higher sales volumes. Although performance-related segment EBITDA in 2016 benefited by $17 from lower material commodity costs and other material cost savings, those benefits were more than offset by $13 of pricing actions, higher engineering and development expense of $4 and other net cost increases of $6.

Summary Consolidated Results of Operations (2015 versus 2014)

	2015		2014
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$6,060		$6,617		$(557)
Cost of sales	5,211	86.0%	5,672	85.7%	(461)
Gross margin	849	14.0%	945	14.3%	(96)
Selling, general and administrative expenses	391	6.5%	411	6.2%	(20)
Amortization of intangibles	14		42		(28)
Restructuring charges, net	15		21		(6)
Impairment of long-lived assets	(36)				(36)
Loss on disposal group held for sale			(80)		80
Pension settlement charges			(42)		42
Other income, net	1		33		(32)
Income before interest and income taxes	394		382		12
Loss on extinguishment of debt	(2)		(19)		17
Interest income	13		15		(2)
Interest expense	113		118		(5)
Income from continuing operations before income taxes	292		260		32
Income tax expense (benefit)	82		(70)		152
Equity in earnings (losses) of affiliates	(34)		13		(47)
Income from continuing operations	176		343		(167)
Income (loss) from discontinued operations	4		(15)		19
Net income	180		328		(148)
Less: Noncontrolling interests net income	21		9		12
Net income attributable to the parent company	$159		$319		$(160)

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
	2015	2014	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$3,210	$3,126	$84	$(48)	$—	$132
Europe	1,723	1,978	(255)	(313)		58
South America	377	771	(394)	(110)	(107)	(177)
Asia Pacific	750	742	8	(45)		53
Total	$6,060	$6,617	$(557)	$(516)	$(107)	$66

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

Impairment of long-lived assets — Reference is made to Note 3 of the consolidated financial statements in Item 8 for discussion of charges recognized in connection with an impairment of long-lived assets attributable to an exclusive supply relationship with a South American supplier.

Loss on disposal group held for sale — During the fourth quarter of 2014, we entered into an agreement to sell our operations in Venezuela. We completed the sale in January 2015. The divested business was determined to be held for sale at December 31, 2014, resulting in the recognition of a loss of $80 to reduce the assets and liabilities of this business to their fair value less cost to sell. Reference is made to Divestitures in this Item 7 and to Note 3 of the consolidated financial statements in Item 8 for additional disclosures regarding this transaction.

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

Other income, net — The following table shows the major components of Other income, net.

	2015	2014
Government grants and incentives	$3	$4
Foreign exchange gain (loss)	(20)	11
Gain on derecognition of noncontrolling interest	5
Strategic transaction expenses	(4)	(3)
Insurance and other recoveries	4	2
Gain on sale of marketable securities	1
Recognition of unrealized gain on payment-in-kind note receivable		2
Amounts attributable to previously divested/closed operations	1
Other, net	11	17
Other income, net	$1	$33

During 2015, net foreign exchange loss primarily reflects the adverse impact of settlements of certain Mexican peso and euro forward contracts driven by the strengthening of the U.S. dollar. Net foreign exchange gain in 2014 resulted in large part from favorable currency movement on an intercompany loan that was fully paid in the first half of 2014. As described in Notes 1 and 18 to the consolidated financial statements in Item 8, devaluation of the Venezuelan bolivar, net of transactional gains, resulted in a net foreign currency gain of $2 in 2014. Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a $5 gain on the derecognition of the noncontrolling interest in one of our former Venezuelan subsidiaries. See Notes 3 and 18 to our consolidated financial statements in Item 8 for additional information. The January 2014 sale of a payment-in-kind note resulted in the recognition of $2 of unrealized gain that arose following the valuation of the note below its callable value at emergence from bankruptcy. During 2015, we reached a $3 settlement with an insurance carrier for the recovery of previously incurred legal costs, while 2014 included a payment of $2 from the liquidation proceedings of an insolvent insurer carrier. Additionally, as part of correcting overstatements of our pension obligations and goodwill in 2014, we credited Other income, net for $6 to effectively reverse a portion of the write-off of goodwill assigned to our former Driveshaft segment in 2008. See Note 1 to our consolidated financial statements in Item 8 for additional information.

Loss on extinguishment of debt — Actions to refinance a portion of our long-term debt that commenced in the fourth quarter of 2014 were completed in the first quarter of 2015, with expense recognized for the call premium incurred and write-off of unamortized financing costs associated with debt extinguished in this year's first quarter.

Interest income and interest expense — Interest income was $13 and $15 in 2015 and 2014. Interest expense was $113 and $118 in 2015 and 2014. The impact of higher average debt levels was more than offset by a lower average effective interest rate on borrowings. As discussed in Note 13 to our consolidated financial statements in Item 8, we completed the sale of $425 of 5.5% senior unsecured notes in December 2014, utilizing the proceeds to redeem $400 of 6.5% senior unsecured notes. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.6% and 6.9% in 2015 and 2014.

Income tax expense (benefit) — Income tax expense of our continuing operations was $82 in 2015 and a benefit of $70 in 2014. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. During 2015, we completed an intercompany transfer of an affiliate’s stock and certain operating assets, as discussed in Note 17 of the consolidated financial statements in Item 8. In conjunction with this transaction, we released $66 of valuation allowance on U.S. deferred tax assets and recognized $23 of tax expense related to the stock sale and $2 of amortization of a prepaid tax asset created as a part of the transaction. We also established a valuation allowance of $15 against the deferred tax assets of a South American subsidiary. During 2014, we released valuation allowance of $179 related to the intercompany transaction discussed above that was partially offset by a valuation allowance adjustment related to the $80 charge recorded in connection with the divestiture of our Venezuelan operations. Excluding these items, the effective tax rate was 37% in 2015 as compared to 33% in 2014. The main driver of the increase is related to the jurisdictional mix of the earnings of our non-U.S. operations.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. See Note 17 to our consolidated financial statements in Item 8 for a discussion of the factors considered in our evaluation of the valuation allowances against our U.S. deferred tax assets.

Equity in earnings (losses) of affiliates — Equity investments provided a net loss of $34 in 2015 and earnings of $13 in 2014. Our equity in earnings from BSFB were $11 in 2015 and $10 in 2014. Our share of DDAC's operating results were a loss of $7 in 2015 and earnings of $5 in 2014. During the fourth quarter of 2015, we determined that we had an other-than-temporary decrease in the carrying value of our DDAC investment and recorded a $39 impairment charge. See Note 20 to our consolidated financial statements in Item 8.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	2016	2015	2014
Net income	$653	$180	$328
Income (loss) from discontinued operations		4	(15)
Income from continuing operations	653	176	343
Equity in earnings (losses) of affiliates	14	(34)	13
Income tax expense (benefit)	(424)	82	(70)
Income from continuing operations before income taxes	215	292	260
Depreciation and amortization	182	174	213
Restructuring	36	15	21
Interest expense, net	100	100	103
Other*	127	71	149
Adjusted EBITDA	$660	$652	$746

*
Other includes stock compensation expense, strategic transaction expenses, gain on derecognition of noncontrolling interest, distressed supplier costs, amounts attributable to previously divested/closed operations, loss on extinguishment of debt, loss on sale of subsidiaries and other items. See Note 19 to our consolidated financial statements in Item 8 of Part II for additional details.

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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	2016	2015	2014
Net cash provided by operating activities	$384	$406	$510
Purchases of property, plant and equipment	(322)	(260)	(234)
Free cash flow	$62	$146	$276

Liquidity

The following table provides a reconciliation of our liquidity, a non-GAAP measure, to cash and cash equivalents at December 31, 2016:

Cash and cash equivalents	$707
Less: Deposits supporting obligations	(6)
Available cash	701
Additional cash availability from revolving facility	478
Marketable securities	30
Total liquidity	$1,209

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

The components of our December 31, 2016 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$150	$480	$630
Cash and cash equivalents held as deposits		6	6
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	68	71
Consolidated cash balance	$153	$554	$707

On February 1, 2017, we used €167 of cash to acquire an 80% ownership interest in BFP and BPT from Brevini. We intend to refinance debt assumed in the transaction during the first quarter of 2017.

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

On June 9, 2016, we entered into a new $500 revolving credit facility (the "Revolving Facility") which matures on June 9, 2021. The Revolving Facility refinanced and replaced our previous revolving credit facility. At December 31, 2016, we had no borrowings under the revolving facility but we had utilized $22 for letters of credit. We had availability at December 31, 2016 under the Revolving Facility of $478 after deducting the outstanding letters of credit.

At December 31, 2016, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. During the first half of 2016, we paid $81 to acquire 6,612,537 shares of common stock in the open market. We did not repurchase any shares during the second half of 2016.

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

Cash Flow

	2016	2015	2014
Cash used for changes in working capital	$(51)	$(41)	$(39)
Other cash provided by operations	435	447	549
Net cash provided by operating activities	384	406	510
Net cash used in investing activities	(365)	(258)	(246)
Net cash used in financing activities	(88)	(403)	(254)
Net increase (decrease) in cash and cash equivalents	$(69)	$(255)	$10

The table above summarizes our consolidated statement of cash flows. In January 2014, we sold a payment-in-kind note receivable to a third party for $75. The proceeds included $35 of principal and $40 of interest related to prior years. The principal portion of the payment has been classified as cash provided by investing activities and the interest portion has been classified as cash provided by operating activities.

Operating activities — Exclusive of working capital, other cash provided by operations was $435 during 2016 compared to $447 during 2015 and $549 during 2014. The decrease during 2016 was primarily attributable to a year-over-year increase in cash paid for interest of $15 and cash paid on the settlement of foreign currency forward contracts and swaps of $7, partially offset by higher operating earnings. The decrease during 2015 was primarily attributable to lower operating earnings and the $40 of cash received in 2014 on our payment-in-kind note receivable that was attributable to interest, partially offset by year-over-year reductions in cash income taxes of $26, cash paid for interest of $26 and restructuring payments of $10.

Working capital used cash of $51 and $41 in 2016 and 2015. Cash of $86 was used to finance increased receivables in 2016. Cash of $13 and $28 was used to fund higher inventory levels in 2016 and 2015. Increases in accounts payable and other net liabilities provided cash of $48 in 2016 while decreases in accounts payable and other net liabilities used cash of $13 in 2015. Increased working capital levels at the end of 2016 were due in part to November and December sales in 2016 being higher than in 2015. The significant increase in capital project activity during the fourth quarter of 2016, in support of new business awarded by our customers, contributed to increased levels of accounts payable and other liabilities.

Working capital used cash of $41 and $39 in 2015 and 2014. Cash of $32 was used to finance increased receivables in 2014. Cash of $28 and $56 was used to fund higher inventory levels in 2015 and 2014. Decreases in accounts payable and other net liabilities used cash of $13 in 2015 while increases in accounts payable and other net liabilities provided cash of $49 in 2014.

Investing activities — Expenditures for property plant and equipment were $322, $260 and $234 in 2016, 2015 and 2014. During 2016, we paid $18 to acquire the aftermarket distribution business of Magnum and $60 to acquire the strategic assets of SIFCO's commercial vehicle steer axle systems and related forged components businesses. During 2016, we received net proceeds of $5 and $29 related to the sale of our Nippon Reinz and DCLLC subsidiaries. During 2016 and 2015, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities. As discussed above, we received proceeds in 2014 from the sale of a payment-in-kind note receivable which included $35 of principal. During 2014, net purchases of marketable securities were primarily funded by cash receipts related to the sale of our payment-in-kind notes receivable. Also during 2014, we received $9 that was released from escrow related to the 2010 sale of our former Structural Products business.

Financing activities — During 2016, Dana Financing Luxembourg S.à r.l. completed the issuance of $375 of its June 2026 Notes and paid financing costs of $7 related to the notes. We paid financing costs of $3 to enter our Revolving Facility and a premium of $12 to redeem all of our February 2021 Notes. Also during 2016, we made scheduled repayments of $32 and took out $66 of additional long-term debt at international locations. During 2015, we redeemed $55 of our February 2019 Notes at a $2 premium. During 2014, we completed the sale of $425 in senior unsecured notes and paid financing costs of $7 related to the notes. Also during 2014, we redeemed $345 of our February 2019 Notes at a $15 premium. We used cash of $81, $311 and $260 to repurchase common shares under our share repurchase program in 2016, 2015 and 2014. We used $8 for dividend payments to preferred stockholders in 2014 and used $35, $37 and $32 for dividend payments to common stockholders in 2016, 2015 and 2014. Distributions to noncontrolling interests totaled $17, $9 and $9 in 2016, 2015 and 2014.

Off-Balance Sheet Arrangements

In connection with the divestiture of our Structural Products business in 2010, leases covering three U.S. facilities were assigned to a U.S. affiliate of Metalsa. Under the terms of the sale agreement, we guarantee the affiliate’s performance under the leases, which run through June 2025, including approximately $6 of annual payments. In the event of a required payment by Dana as guarantor, we are entitled to pursue full recovery from Metalsa of the amounts paid under the guarantee and to take possession of the leased property.

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2016.

		Payments Due by Period
Contractual Cash Obligations	Total	2017	2018 - 2019	2020 - 2021	After 2021
Long-term debt(1)	$1,653	$45	$58	$450	$1,100
Interest payments(2)	673	97	181	180	215
Leases(3)	214	38	63	45	68
Unconditional purchase obligations(4)	166	163	1	1	1
Pension contribution(5)	12	12
Retiree health care benefits(6)	91	4	10	10	67
Uncertain income tax positions(7)
Total contractual cash obligations	$2,809	$359	$313	$686	$1,451
______________________________________________________
Notes:

(1)	Principal payments on long-term debt and capital lease obligations in place at December 31, 2016.

(2)	Interest payments are based on long-term debt and capital leases in place at December 31, 2016 and the interest rates applicable to such obligations.

(3)	Operating leases related to real estate, vehicles and other assets.

(4)	Unconditional purchase obligations are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.

(5)
This amount represents estimated 2017 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2017 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

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

(7)
We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2016 of $117. See Note 17 to our consolidated financial statements in Item 8 for additional discussion.

At December 31, 2016, we maintained cash balances of $6 on deposit with financial institutions primarily to support property insurance policy deductibles, certain employee retirement obligations and specific government approved environmental remediation efforts.

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

Income taxes — Accounting for income taxes is complex, in part because we conduct business globally and therefore file income tax returns in numerous tax jurisdictions. Significant judgment is required in determining the income tax provision, uncertain tax positions, deferred tax assets and liabilities and the valuation allowances recorded against our net deferred tax assets. A valuation allowance is provided when, in our judgment based upon available information, it is more likely than not that a portion of such deferred tax assets will not be realized. To make this assessment, we consider the historical and projected future taxable income or loss by tax jurisdiction. We consider all components of comprehensive income and weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not taken place as of the assessment date. We also consider changes to historical profitability of actions that occurred through the date of assessment and objectively verifiable effects of material forecasted events that would have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events. We also incorporate the changes to historical and prospective income from tax planning strategies expected to be implemented.

Prior to 2016, we carried a valuation allowance against deferred tax assets in the U.S. While our U.S. operations have experienced improved profitability in recent years, our analysis of the income of the U.S. operations, as adjusted for changes in historical results due to developments through 2015, demonstrated historical losses as of December 31, 2015. Additionally, there were considerable uncertainties in the U.S. in certain of our end markets. Therefore, we had not achieved a level of sustained profitability that would, in our judgment, support a release of the valuation allowance prior to 2016.

During the fourth quarter, following the completion of an enterprise wide strategy assessment and our annual one and five year financial plans, the Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize most of our deferred tax assets in the U.S. Accordingly, we have released most of the U.S. valuation allowance at December 31, 2016, resulting in an income tax benefit of $501. In arriving at the conclusion that we had achieved sustained profitability in the U.S., we considered the following positive evidence: we were in a cumulative three-year historical income position in the U.S., we had income in seven of the eight previous quarters; we successfully launched a replacement business for one of our largest customer programs for Light Vehicle in the U.S. with actual volumes and margins which were consistent with our forecast in the fourth quarter; we stabilized our U.S. Commercial Vehicle business despite lower than expected volumes; and, we secured certain new programs with customers that increased our sales backlog in the U.S.

We have retained a valuation allowance of $137 against deferred tax assets in the U.S. primarily related to state operating loss carryforwards and other credits which do not meet the more likely than not criterion for releasing the valuation allowance.

Our analysis of the operations of a subsidiary in Brazil, adjusted for changes in the historical results due to the effects of developments through the current date and planned future actions, reflects three years of historical cumulative losses and our annual one and five year financial plans forecast continued near term losses. Therefore, we determined it was not more likely than not that future earnings will be sufficient to realize the deferred tax assets. Accordingly, we have recorded a valuation allowance as of December 31, 2016, resulting in income tax expense of $25.

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

Retiree benefits — Accounting for pension benefits and other postretirement benefits (OPEB) involves estimating the cost of benefits to be provided well into the future and attributing that cost to the time period each employee works. These plan expenses and obligations are dependent on assumptions developed by us in consultation with our outside advisers such as actuaries and other consultants and are generally calculated independently of funding requirements. The assumptions used, including inflation, discount rates, investment returns, life expectancies, turnover rates, retirement rates, future compensation levels and health care cost trend rates, have a significant impact on plan expenses and obligations. These assumptions are regularly reviewed and modified when appropriate based on historical experience, current trends and the future outlook.

Changes in one or more of the underlying assumptions could result in a material impact to our consolidated financial statements in any given period. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.

Mortality rates are based in part on the company's plan experience and actuarial estimates. The inflation assumption is based on an evaluation of external market indicators, while retirement and turnover rates are based primarily on actual plan experience. Health care cost trend rates are developed based on our actual historical claims experience, the near-term outlook and an assessment of likely long-term trends. For our largest plans, discount rates are based upon the construction of a yield curve which is developed based on a subset of high-quality fixed-income investments (those with yields between the 40th and 90th percentiles). The projected cash flows are matched to this yield curve and a present value developed which is then calibrated to develop a single equivalent discount rate. Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. For our largest defined benefit pension plans, expected investment rates of return are based on input from the plans’ investment advisers and actuary regarding our expected investment portfolio mix, historical rates of return on those assets, projected future asset class returns, the impact of active management and long-term market conditions and inflation expectations. We believe that the long-term asset allocation on average will approximate the targeted allocation and we regularly review the actual asset allocation to periodically re-balance the investments to the targeted allocation when appropriate. OPEB and the majority of our non-U.S. pension benefits are funded as they become due.

Actuarial gains or losses may result from changes in assumptions or when actual experience is different from that which was expected. Under the applicable standards, those gains and losses are not required to be immediately recognized in our results of operations as income or expense, but instead are deferred as part of accumulated other comprehensive income (AOCI) and amortized into our results of operations over future periods.

U.S. retirement plans

Our U.S. defined benefit pension plans comprise about 85% of our consolidated defined benefit pension obligations at December 31, 2016. These plans are frozen and no service-related costs are being incurred. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using the same yield curve approach described above. Rising discount rates decrease the present value of future pension obligations – a 25 basis point increase in the discount rate would decrease our U.S. pension liability by about $41. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of 6.0% as the expected return on our U.S. pension plan assets for 2017 is appropriate. See Note 11 to the consolidated financial statements in Item 8 for information about the investing and allocation objectives related to our U.S. pension plan assets.

The Society of Actuaries (SOA) issued new mortality improvement scales in the fourth quarter of 2016, marking the third consecutive year for revised guidance. In developing MP-2016, the SOA considered actual experience for 2012 and 2013 and preliminary experience for 2014. When it issued MP-2014, the SOA had projected improvement from the beginning of 2008 after analyzing historical data through 2007. In connection with selecting our assumptions in 2014, we had compared actual experience for years after 2007 to the improvement projected in MP-2014, along with other information, before concluding that a 0.75% long-term improvement rate (LTIR) for periods beginning with 2014 was appropriate and assuming that the LTIR would be attained by 2020, sooner than the period assumed in MP-2014. The mortality improvement assumptions adopted in 2014 were not modified in 2015 as they were generally consistent with MP-2015. We reviewed the data in MP-2016 and concluded that the adjustments made to MP-2014 are also appropriate with respect to the latest guidance, resulting in the adoption of MP-2016 modified to reflect an LTIR of 0.75% being achieved by 2027. Adopting the modified MP-2016 scale did not have a material effect on our pension obligations.

Effective January 1, 2016, we changed the method used to estimate the service (where applicable) and interest components of the annual cost of our pension and other postretirement benefit plans. Prior to 2016, we estimated interest and service expense using the discount rate underlying the calculation of the related projected benefit obligation at the end of the preceding year, which was a weighted-average rate derived from the corresponding yield curve. The new method, referred to as a full yield curve approach, estimates interest and service expense using the specific spot rates, from the yield curve, that relate to projected cash flows. This method, which we believe is more precise, reduced interest expense for our pension plans in the U.S. by approximately $14 in 2016 and will reduce the interest component by $11 in 2017. The determination of the projected benefit obligation at year end is unchanged, however, so the actuarial gain or loss is affected by the amount of the change in interest and service expense.

At December 31, 2016, we have $560 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Actuarial gains and losses can also impact required cash contributions. Based on the current funded status of our U.S. plans, there are no minimum contribution requirements for 2017.

See Note 11 to our consolidated financial statements in Item 8 for additional discussion of our pension and OPEB obligations.

Goodwill and other indefinite-lived intangible assets — Our goodwill and other indefinite-lived intangible assets are tested for impairment annually as of October 31 for all of our reporting units, and more frequently if events or circumstances warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We use our internal forecasts, which we update quarterly, to make our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities.

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of the goodwill and other indefinite-lived intangible assets as of October 31, 2016 were reasonable. Aside from the goodwill recorded in 2016 in connection with the Magnum and SJT Forjaria Ltda. acquisitions, we believe there is a significant excess of fair value over the carrying value of these assets at December 31, 2016.

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

Investments in affiliates — At both December 31, 2016 and 2015, we had aggregate investments in affiliates of $150. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. Fair value is generally determined using the discounted cash flows (an income approach) or guideline public company (a market approach) methods. A deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments. During 2015, we recorded a $39 impairment charge related to our investment in DDAC. See Note 20 to our consolidated financial statements in Item 8 for additional information.

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

Contingency reserves — We have numerous other loss exposures, such as product liability and warranty claims and matters involving litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk of exposure and ultimate liability. Product liability and warranty claims are generally estimated based on historical experience and the estimated costs associated with specific events giving rise to potential field campaigns or recalls. In the case of legal contingencies, estimates are made of the likely outcome of legal proceedings and potential exposure where reasonably determinable based on the information presently known to us. New information and developments in these matters could materially affect our recorded liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to fluctuations in foreign currency exchange rates, commodity prices for products we use in our manufacturing and interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risks.

Foreign currency exchange rate risk — Our foreign currency exposures are primarily associated with intercompany and third party sales and purchase transactions, cross-currency intercompany loans and external debt. We use forward contracts to manage our foreign currency exchange rate risk associated with a portion of our forecasted foreign currency-denominated sales and purchase transactions and with certain foreign currency-denominated assets and liabilities. We also use currency swaps, including a fixed-to-fixed cross-currency interest rate swap, to manage foreign currency exchange rate risk associated with our intercompany loans and external debt. Foreign currency exposures are reviewed quarterly, at a minimum, and natural offsets are considered prior to entering into derivative instruments.

Changes in the fair value of derivative instruments treated as cash flow hedges are reported in OCI. Deferred gains and losses are reclassified to earnings in the same period in which the underlying transactions affect earnings. Specifically, with respect to the cross-currency interest rate swap, to the extent we recognize an exchange gain or loss on the underlying external debt, we reclassify an offsetting portion from OCI to earnings in the same period.

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

The following table summarizes the sensitivity of the fair value of our derivative instruments, including forward contracts and currency swaps, at December 31, 2016 to a 10% change in foreign exchange rates (versus the currencies presented).

	10% Increase in Rates Gain (Loss)	10% Decrease in Rates Gain (Loss)
Foreign currency rate sensitivity:
Forward contracts and currency swaps
Long U.S. dollars	$(13)	$13
Short U.S. dollars	$51	$(51)
Long euros (short other than U.S. dollar)	$(5)	$5
Short euros (long other than U.S. dollar)	$2	$(2)
Other, net	$(1)	$1

At December 31, 2016, of the $714 total notional amount of foreign currency derivatives, approximately 50% represents a fixed-to-fixed cross-currency interest rate swap associated with recorded external debt, 30% represents currency swaps associated with recorded intercompany loans and the remaining 20% primarily represents forward contracts associated with our forecasted foreign currency-denominated sales and purchase transactions. Except where not necessary due to the existence of natural hedges, our foreign currency-denominated intercompany loans are nearly fully hedged, eliminating virtually all currency exposure on those loans. Our foreign currency-denominated external debt is fully hedged by our fixed-to-fixed cross-currency interest rate swap at December 31, 2016. At December 31, 2015, the total notional amount of our currency derivative portfolio was $431 and included currency swaps and forward contracts associated with certain foreign currency-denominated intercompany loans and forecasted sales and purchase transactions.

We are also subject to currency translation risk with respect to our net investments in foreign subsidiaries and, as deemed appropriate, we hedge such risk. At December 31, 2016, no net investment hedge contracts remain outstanding.

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

Interest rate risk — Our long-term debt portfolio consists mostly of fixed-rate instruments. On occasion we enter into interest rate swaps to convert fixed-rate debt to floating-rate debt. As described in Note 14 to the consolidated financial statements, we entered into a fixed-to-floating interest rate swap during 2015 but terminated that swap prior to the end of 2015. At December 31, 2016, we do not hold any fixed-to-floating interest rate swaps. Our fixed-to-fixed cross-currency interest rate swap remains outstanding at December 31, 2016 and hedges the currency risk of our 6.50% U.S. dollar-denominated 2026 Notes by economically converting them to a 5.14% euro-denominated instrument.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Dana Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Incorporated and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2016.

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

As described in Item 9A. Management's report on internal control over financial reporting, management has excluded SJT Forjaria Ltda. from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded SJT Forjaria Ltda. from our audit of internal control over financial reporting. SJT Forjaria Ltda. is a wholly-owned subsidiary whose total assets and total revenues represent less than 2% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 10, 2017

Dana Incorporated
Consolidated Statement of Operations
(In millions, except per share amounts)

	2016	2015	2014
Net sales	$5,826	$6,060	$6,617
Costs and expenses
Cost of sales	4,982	5,211	5,672
Selling, general and administrative expenses	406	391	411
Amortization of intangibles	8	14	42
Restructuring charges, net	36	15	21
Loss on sale of subsidiaries	(80)
Impairment of long-lived assets		(36)
Loss on disposal group held for sale			(80)
Pension settlement charges			(42)
Other income, net	18	1	33
Income before interest and income taxes	332	394	382
Loss on extinguishment of debt	(17)	(2)	(19)
Interest income	13	13	15
Interest expense	113	113	118
Income from continuing operations before income taxes	215	292	260
Income tax expense (benefit)	(424)	82	(70)
Equity in earnings (losses) of affiliates	14	(34)	13
Income from continuing operations	653	176	343
Income (loss) from discontinued operations		4	(15)
Net income	653	180	328
Less: Noncontrolling interests net income	13	21	9
Net income attributable to the parent company	640	159	319
Preferred stock dividend requirements			7
Net income available to common stockholders	$640	$159	$312

Net income per share available to parent company common stockholders:
Basic:
Income from continuing operations	$4.38	$0.98	$2.07
Income (loss) from discontinued operations	$—	$0.02	$(0.10)
Net income	$4.38	$1.00	$1.97

Diluted:
Income from continuing operations	$4.36	$0.97	$1.93
Income (loss) from discontinued operations	$—	$0.02	$(0.09)
Net income	$4.36	$0.99	$1.84

Weighted-average common shares outstanding
Basic	146.0	159.0	158.0
Diluted	146.8	160.0	173.5

Dividends declared per common share	$0.24	$0.23	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Comprehensive Income
(In millions)

	2016	2015	2014
Net income	$653	$180	$328
Less: Noncontrolling interests net income	13	21	9
Net income attributable to the parent company	640	159	319

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(38)	(181)	(185)
Hedging gains and losses	(30)	5	(9)
Investment and other gains and losses	(2)	(3)	2
Defined benefit plans	(40)	2	(78)
Other comprehensive loss attributable to the parent company	(110)	(177)	(270)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	(3)	(5)	(4)
Defined benefit plans	1	1
Other comprehensive loss attributable to noncontrolling interests	(2)	(4)	(4)

Total comprehensive income (loss) attributable to the parent company	530	(18)	49
Total comprehensive income attributable to noncontrolling interests	11	17	5
Total comprehensive income (loss)	$541	$(1)	$54

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Balance Sheet
(In millions, except share and per share amounts)

	2016	2015
Assets
Current assets
Cash and cash equivalents	$707	$791
Marketable securities	30	162
Accounts receivable
Trade, less allowance for doubtful accounts of $6 in 2016 and $5 in 2015	721	673
Other	110	115
Inventories	638	625
Other current assets	78	65
Total current assets	2,284	2,431
Goodwill	90	80
Intangibles	109	102
Deferred tax assets	588	96
Other noncurrent assets	226	275
Investments in affiliates	150	150
Property, plant and equipment, net	1,413	1,167
Total assets	$4,860	$4,301

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$69	$22
Accounts payable	819	712
Accrued payroll and employee benefits	149	145
Taxes on income	15	17
Other accrued liabilities	201	193
Total current liabilities	1,253	1,089
Long-term debt, less debt issuance costs of $21 in 2016 and 2015	1,595	1,553
Pension and postretirement obligations	565	521
Other noncurrent liabilities	205	307
Total liabilities	3,618	3,470
Commitments and contingencies (Note 15)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 143,938,280 and 150,068,040 shares outstanding	2	2
Additional paid-in capital	2,327	2,311
Retained earnings (accumulated deficit)	195	(410)
Treasury stock, at cost (6,812,784 and 23,963 shares)	(83)	(1)
Accumulated other comprehensive loss	(1,284)	(1,174)
Total parent company stockholders' equity	1,157	728
Noncontrolling interests	85	103
Total equity	1,242	831
Total liabilities and equity	$4,860	$4,301
 The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Cash Flows
(In millions)

	2016	2015	2014
Operating activities
Net income	$653	$180	$328
Depreciation	173	158	164
Amortization of intangibles	9	16	49
Amortization of deferred financing charges	5	5	5
Call premium on senior notes	12	2	15
Write-off of deferred financing costs	5	1	4
Earnings of affiliates, net of dividends received	(3)	12	4
Stock compensation expense	17	14	16
Deferred income taxes	(480)	(10)	(199)
Pension expense (contributions), net	(16)	(18)	30
Loss on sale of subsidiaries	80
Impairment of long-lived assets		36
Impairment of equity affiliate		39
Loss on disposal group held for sale			78
Interest payment received on payment-in-kind note receivable			40
Change in working capital	(51)	(41)	(39)
Change in other noncurrent assets and liabilities	(1)	(7)	(16)
Other, net	(19)	19	31
Net cash provided by operating activities	384	406	510
Investing activities
Purchases of property, plant and equipment	(322)	(260)	(234)
Acquisition of businesses	(78)
Principal payment received on payment-in-kind note receivable			35
Purchases of marketable securities	(93)	(43)	(84)
Proceeds from sales of marketable securities	47	17	7
Proceeds from maturities of marketable securities	47	30	21
Proceeds from sale of subsidiaries	34		9
Other		(2)
Net cash used in investing activities	(365)	(258)	(246)
Financing activities
Net change in short-term debt	9	(5)	(8)
Proceeds from letters of credit			12
Repayment of letters of credit		(4)	(8)
Proceeds from long-term debt	441	18	448
Repayment of long-term debt	(382)	(60)	(372)
Call premium on senior notes	(12)	(2)	(15)
Deferred financing payments	(11)		(7)
Dividends paid to preferred stockholders			(8)
Dividends paid to common stockholders	(35)	(37)	(32)
Distributions to noncontrolling interests	(17)	(9)	(9)
Repurchases of common stock	(81)	(311)	(260)
Other		7	5
Net cash used in financing activities	(88)	(403)	(254)
Net increase (decrease) in cash and cash equivalents	(69)	(255)	10
Cash and cash equivalents - beginning of period	791	1,121	1,256
Effect of exchange rate changes on cash balances	(15)	(75)	(118)
Less: cash of disposal group held for sale			(27)
Cash and cash equivalents - end of period	$707	$791	$1,121
The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Stockholders’ Equity
(In millions)

	Parent Company Stockholders'
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Compre- hensive Loss	Parent Company Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2013	$372	$2	$2,840	$(812)	$(366)	$(727)	$1,309	$104	$1,413
Net income				319			319	9	328
Other comprehensive loss						(270)	(270)	(4)	(274)
Preferred stock dividends ($3.00 per share)				(7)			(7)		(7)
Common stock dividends ($0.20 per share)				(32)			(32)		(32)
Distributions to noncontrolling interests							—	(9)	(9)
Share conversion	(372)		74		301		3		3
Common stock share repurchases					(260)		(260)		(260)
Retire treasury shares			(294)		294		—		—
Stock compensation			20				20		20
Stock withheld for employees taxes					(2)		(2)		(2)
Balance, December 31, 2014	—	2	2,640	(532)	(33)	(997)	1,080	100	1,180
Net income				159			159	21	180
Other comprehensive loss						(177)	(177)	(4)	(181)
Common stock dividends ($0.23 per share)				(37)			(37)		(37)
Distributions to noncontrolling interests							—	(9)	(9)
Derecognition of noncontrolling interest							—	(5)	(5)
Common stock share repurchases					(311)		(311)		(311)
Retire treasury shares			(346)		346		—		—
Stock compensation			17				17		17
Stock withheld for employees taxes					(3)		(3)		(3)
Balance, December 31, 2015	—	2	2,311	(410)	(1)	(1,174)	728	103	831
Net income				640			640	13	653
Other comprehensive loss						(110)	(110)	(2)	(112)
Common stock dividends ($0.24 per share)				(35)			(35)		(35)
Distributions to noncontrolling interests							—	(17)	(17)
Derecognition of noncontrolling interest							—	(12)	(12)
Common stock share repurchases					(81)		(81)		(81)
Stock compensation			16				16		16
Stock withheld for employees taxes					(1)		(1)		(1)
Balance, December 31, 2016	$—	$2	$2,327	$195	$(83)	$(1,284)	$1,157	$85	$1,242

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Index to Notes to the Consolidated
Financial Statements

Notes to the Consolidated Financial Statements
(In millions, except share and per share amounts)

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

We have added the subtotal "Income before interest and income taxes" to our consolidated statement of operations. Interest income, interest expense and loss on extinguishment of debt are presented below the new subtotal but above the subtotal "Income from continuing operations before income taxes." Interest income was previously included in Other income, net. Prior year amounts have been reclassified to conform to the 2016 presentation.

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

Discontinued operations — Prior to January 1, 2015, we would classify a business component that had been disposed of or classified as held for sale as discontinued operations if the cash flows of the component were eliminated from our ongoing operations and we no longer had any significant continuing involvement in or with the component. The results of operations of our discontinued operations, including any gains or losses on disposition, were aggregated and presented on one line in the income statement. See Recently adopted accounting pronouncements in this note for a description of the current practice and Note 3 for additional information regarding our discontinued operations.

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

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2016, the machinery and equipment component of property, plant and equipment includes $9 of our tooling related to long-term supply arrangements, while trade and other accounts receivable includes $32 of costs related to tooling that we have a contractual right to collect from our customers.

Goodwill — We test goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Goodwill impairment testing is performed at the reporting unit level, which is our operating segment. We estimate the fair value of the reporting unit in the first step using various valuation methodologies, including projected future cash flows and multiples of current earnings. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the test would be required to determine the implied fair value of the goodwill and any resulting impairment. The vast majority of our goodwill is assigned to our Off-Highway segment. The estimated fair value of our Off-Highway reporting unit was significantly greater than its carrying value at October 31, 2016. No impairment of goodwill occurred during the three years ended December 31, 2016.

Intangible assets — Intangible assets include the value of core technology, trademarks and trade names, customer relationships and intangible assets used in research and development activities. Core technology and customer relationships have definite lives while intangible assets used in research and development activities and substantially all of our trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful life using the straight-line method of amortization and are periodically reviewed for impairment indicators. Amortization of core technology is charged to cost of sales. Amortization of trademarks and trade names and customer relationships is charged to amortization of intangibles. Intangible assets used in research and development activities have an indefinite life until completion of the associated research and development efforts. Upon completion of development, the assets are amortized over their useful life; if the project is abandoned, the assets are written off immediately. Indefinite-lived intangible assets are tested for impairment annually and more frequently if impairment indicators exist. See Notes 3 and 4 for more information about intangible assets.

Investments in affiliates — Investments in affiliates include investments accounted for under the equity and cost methods. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. Indicators include, but are not limited to, current economic and market conditions, operating performance of the affiliate, including current earnings trends and undiscounted cash flows, and other affiliate-specific information. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the excess of the investment's recorded carrying value over its fair value. The fair value determination, particularly for investments in privately-held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and determination of whether any identified impairment is other than temporary. See Note 20 for further information about our investment in affiliates.

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

With the expansion of SICAD and the formation of SICAD 2 there was uncertainty surrounding transactions that CENCOEX would allow to be transacted at the official exchange rate. In consultation with legal counsel we determined that the SICAD rate, which we believed would apply to dividend remittances, was the appropriate rate to remeasure the bolivar- denominated net monetary assets of our subsidiaries in Venezuela. Effective March 31, 2014, we ceased using the official exchange rate and began using the SICAD rate to remeasure the financial statements of our subsidiaries in Venezuela. See Note 18 for additional information. In January 2015, we completed the divestiture of our operations in Venezuela. See Note 3 for additional information.

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

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Salaries, fringes and occupancy costs, including building, utility and overhead costs, comprise the vast majority of these expenses and are expensed as incurred. Research and development expenses were $81, $75 and $72 in 2016, 2015 and 2014.

Recently adopted accounting pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The guidance addresses income tax effects of share-based payments, tax withholding requirements, recognition for forfeitures and presentation requirements in the statement of cash flows. This guidance has an effective date of January 1, 2017 with earlier adoption permitted. We elected to adopt the new guidance in the third quarter of 2016, requiring us to reflect any adjustments as of January 1, 2016 in retained earnings. The primary impact of adopting the new guidance was an increase in deferred tax assets of $32 related to the cumulative excess tax benefits resulting from share-based payments. Previous guidance resulted in credits to equity for such tax benefits and delayed recognition until the tax benefits reduced income taxes payable. Because we continued to carry a valuation allowance against certain of our deferred tax assets in the U.S., the increase in deferred tax assets was offset by an increase in our valuation allowance of $32, resulting in no impact to retained earnings as of January 1, 2016. With respect to other provisions in the new guidance, our plans currently do not permit tax withholdings in excess of the statutory minimums and we have elected to continue estimating forfeitures expected to occur when determining the amount of compensation cost to be recognized in each period. The presentation requirements for cash flows under the new standard had no impact on our consolidated statement of cash flows.

In November 2015, the FASB issued guidance that simplifies the balance sheet classification of deferred taxes. Previously, an entity separated its deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. This amendment simplifies the presentation to require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The change to noncurrent classification does have an impact on working capital. This guidance becomes effective January 1, 2017, with earlier adoption permitted and allows for prospective or retrospective application. We elected to adopt the guidance in the fourth quarter of 2016 and applied the retrospective approach. As of December 31, 2015, Other current assets was reduced by $43, Deferred tax assets was increased by $18, Taxes on income was reduced by $2 and Other noncurrent liabilities was reduced by $23. As of December 31, 2014, Other current assets was reduced by $50, Deferred tax assets was increased by $39, Taxes on income was reduced by $1 and Other noncurrent liabilities was reduced by $10.

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

In May 2015, the FASB issued guidance that modifies disclosures related to investments for which fair value is measured using the net asset value (or its equivalent) per share practical expedient by eliminating the requirement to categorize such assets under the fair value hierarchy. The new guidance also eliminates the requirement to include in certain disclosures those investments that are merely eligible to be measured using the practical expedient, limiting the disclosures to those investments actually valued under that approach. This guidance became effective January 1, 2016 and requires retrospective application. This guidance resulted in all of the commingled funds, hedge fund of funds and real estate investments held by our pension plans being removed from the fair value hierarchy within our year-end pension disclosures.

In April, 2015, the FASB issued an amendment to provide explicit guidance about a customer's accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer must account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the customer must account for the arrangement as a service contract. We adopted the new guidance effective January 1, 2016. Applying the amendment to all arrangements entered into or materially modified after the effective date did not have an impact on our consolidated financial statements.

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

Recently issued accounting pronouncements

In November 2016, the FASB released guidance that addresses the diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance becomes effective January 1, 2018 and must be applied on a retrospective basis. This guidance will result in a change in presentation of our consolidated statement of cash flows.

In October 2016, the FASB issued guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition in earnings of current and deferred income taxes for an intra-entity transfer until the asset is sold to an outside party or recovered through use. This amendment simplifies the accounting by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance, which could impact effective tax rates, becomes effective January 1, 2018 and requires modified retrospective application. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not yet been issued. We intend to adopt this guidance effective January 1, 2017. The adoption of the new guidance will result in a decrease in Other current assets of $10, a decrease in Other noncurrent assets of $168 and a decrease in beginning retained earnings at January 1, 2017 of $178.

In August 2016, the FASB released guidance intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. This guidance becomes effective January 1, 2018 and must be applied on a retrospective basis. This guidance is not expected to have a material impact on our consolidated statement of cash flows.

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

In February 2016, the FASB issued its new lease accounting standard. The primary focus of the standard is on the accounting by lessees. This standard requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease) on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern in the income statement. Quantitative and qualitative disclosures are required to provide insight into the extent of revenue and expense recognized and expected to be recognized from leasing arrangements. Approximately three-fourths of our global lease portfolio represents leases of real estate, including manufacturing, assembly and office facilities, while the remainder represents leases of personal property, including manufacturing, material handling and IT equipment. Many factors will impact the ultimate measurement of the lease obligation to be recognized upon adoption, including our assessment of the likelihood of renewal of leases that provide such an option. We continue to evaluate the impact this guidance will have on our consolidated financial statements. This guidance becomes effective January 1, 2019 with early adoption permitted.

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

In May 2014, the FASB issued guidance that requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration a company expects to be entitled to in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB adopted a one-year deferral of this guidance. In March 2016, the FASB issued an amendment to clarify the principal versus agent assessment in a revenue transaction. In April 2016, the FASB finalized amendments on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB finalized amendments on collectibility, noncash consideration, presentation of sales tax and transition. This guidance will be effective January 1, 2018 for Dana. The guidance allows for either a full retrospective or a modified retrospective transition method. We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance we generally recognize revenue when products are shipped and risk of loss has transferred to the customer. Under the proposed requirements, the customized nature of some of our products and contractual provisions in many of our customer contracts that provide us with an enforceable right to payment, may require us to recognize revenue prior to the product being shipped to the customer. We are also assessing pricing provisions contained in certain of our customer contracts. Pricing provisions contained in some of our customer contracts represent variable consideration or may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under current guidance. In addition, we are evaluating how the new guidance may impact our accounting for customer tooling, engineering and design services and pre-production costs. We continue to evaluate the impact this guidance will have on our financial statements.

Note 2. Acquisitions

SIFCO — On December 23, 2016, we acquired strategic assets of SIFCO S.A.'s (SIFCO) commercial vehicle steer axle systems and related forged components businesses. The acquisition enables us to enhance our vertically integrated supply chain, which will further improve our cost structure and customer satisfaction by leveraging SIFCO's extensive experience and knowledge of sophisticated forged components. In addition to strengthening our position as a central source for products that use forged and machined parts throughout the region, this acquisition enables us to better accommodate the local content requirements of our customers, which reduces their import and other region-specific costs. See Note 3 for additional information on Dana's prior relationship with SIFCO.

SIFCO contributed the strategic assets to SJT Forjaria Ltda., a newly created legal entity, and Dana acquired all of the issued and outstanding quotas of SJT Forjaria Ltda. The strategic assets were acquired by Dana free and clear of any liens, claims or encumbrances. The acquisition was funded using cash on hand and has been accounted for as a business combination. The purchase consideration and the related allocation to the acquisition date fair values of the assets acquired are presented in the following table:

Purchase price, cash consideration	$60
Purchase price, deferred consideration	9
Total purchase consideration	$69

Accounts receivable - Trade	$1
Accounts receivable - Other	1
Inventories	10
Goodwill	6
Intangibles	3
Property, plant and equipment	59
Accounts payable	(2)
Accrued payroll and employee benefits	(9)
Total purchase consideration allocation	$69

The purchase consideration and fair value of the assets acquired and liabilities assumed are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed and revisions of provisional estimates of fair values, including but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangibles. The deferred consideration, less any claims for indemnification made by Dana, is to be paid on December 23, 2017.

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce, and is deductible for tax purposes. Intangibles includes $2 allocated to developed technology and $1 allocated to trade names. We used the relief from royalty method, an income approach, to value developed technology and trade names. We used a replacement cost method to value fixed assets. The developed technology and trade name intangible assets are being amortized on a straight-line basis over seven and five years respectively, and property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from three to ten years.

The results of operations of the business are reported in our Commercial Vehicle operating segment from the date of acquisition. As a result of the acquisition, we incurred transaction related expenses totaling $5, which were charged to Other income, net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements were presented.

Magnum — On January 29, 2016, we acquired the aftermarket distribution business of Magnum® Gaskets (Magnum), a U.S.-based supplier of gaskets and sealing products for automotive and commercial-vehicle applications, for a purchase price of $18 at closing and additional cash payments of up to $2 contingent upon the achievement of certain sales metrics over a future two-year period. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $1. Assets acquired included trademarks and trade names, customer relationships and goodwill. The results of operations of Magnum are reported within our Power Technologies operating segment. We acquired Magnum using cash on hand. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements were presented.

Brevini — On February 1, 2017, we acquired 80% ownership interests in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) from Brevini Group S.p.A. (Brevini). The acquisition expands our Off-Highway operating segment product portfolio to include technologies for tracked vehicles, doubling our addressable market for off-highway driveline systems and establishing Dana as the only off-highway solutions provider that can manage the power to both move the equipment and perform its critical work functions. This acquisition also brings a platform of technologies that can be leveraged in our light and commercial-vehicle end markets, helping to accelerate our hybridization and electrification initiatives.

We paid €167 at closing, using cash on hand, and intend to refinance debt assumed in the transaction during the first quarter of 2017. The purchase price is subject to adjustment upon determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. The terms of the agreement provide Dana the right to call Brevini's noncontrolling interests in BFP and BPT, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement.

Due to the recentness of the transaction, we are currently not able to provide an allocation of the purchase price to the fair value of the assets acquired, liabilities assumed and the redeemable noncontrolling interests or pro forma financial information.

Note 3.  Disposal Groups and Impairment of Long-Lived Assets

Divestiture of Dana Companies — On December 30, 2016, we completed the divestiture of Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company that was established as part of our reorganization in 2008 to hold and manage personal injury asbestos claims retained by the reorganized Dana Corporation which was merged into DCLLC. DCLLC had net assets of $165 at the time of sale including cash and cash equivalents, marketable securities and rights to insurance coverage in place to satisfy a significant portion of its liabilities. We received cash proceeds of $88 – $29 net of cash divested – with $3 retained by the purchaser subject to the satisfaction of certain future conditions that we expect will be achieved in 2017. We recognized a pre-tax loss of $77 in 2016 upon completion of the transaction. In the event the conditions associated with the retained purchase price of $3 are satisfied in the future, income of $3 will be recognized at such time. Following completion of the sale, Dana has no obligation with respect to current or future asbestos claims.

Divestiture of Nippon Reinz — On November 30, 2016, we sold our 53.7% interest in Nippon Reinz Co. Ltd. (Nippon Reinz) to Nichias Corporation. Dana received net cash proceeds of $5 and recognized a pre-tax loss of $3 on the divestiture of Nippon Reinz, inclusive of the $12 gain on derecognition of the noncontrolling interest. Nippon Reinz had sales of $42 in 2016 through the transaction date.

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

The results of the discontinued operations were as follows:

	2015	2014
Sales	$—	$—
Other income (expense)	5	(19)
Pre-tax income (loss)	5	(19)
Income tax expense (benefit)	1	(4)
Income (loss) from discontinued operations	$4	$(15)

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

Impairment of long-lived assets — On February 1, 2011, we entered into an agreement with SIFCO, a leading producer of steer axles and forged components in South America. In return for payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components. During 2014, our Commercial Vehicle operating segment had $225 of sales attributable to SIFCO supplied axles and parts.

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

On October 27, 2015, we entered into an interim agreement with SIFCO under which they continued to supply product while pursuing various mutually satisfactory longer-term alternatives. During 2015, in addition to the above mentioned impairment charge, we incurred approximately $8 of increased costs in connection with maintaining product supply from SIFCO. On December 23, 2016, we acquired strategic assets of SIFCO's commercial vehicle steer axle systems and related forged components businesses. See Note 2 for additional information.

Note 4.  Goodwill and Other Intangible Assets

Goodwill —The change in the carrying amount of goodwill in 2016 is due to currency fluctuation and the acquisitions of SJT Forjaria Ltda. and the aftermarket distribution business of Magnum. See Note 2 for additional information. Based on our October 31, 2016 impairment assessment, the fair value of our Off-Highway segment is significantly higher than its carrying value, including goodwill. We do not believe that our goodwill is at risk of being impaired.

Changes in the carrying amount of goodwill by segment —

	Off-Highway	Commercial Vehicle	Power Technologies	Total
Balance, December 31, 2014	$90	$—	$—	$90
Currency impact	(10)			(10)
Balance, December 31, 2015	80	—	—	80
Acquisitions		6	6	12
Currency impact	(2)			(2)
Balance, December 31, 2016	$78	$6	$6	$90

Non-amortizable intangible assets — Our non-amortizable intangible assets include trademarks, trade names and intangible assets used in research and development activities. Trademarks and trade names consist of the Dana® and Spicer® trademarks and trade names utilized in our Commercial Vehicle and Off-Highway segments. We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the three years ended December 31, 2016 in connection with the required annual assessment. Intangible assets used in research and development activities relate to our strategic alliance formed with Fallbrook Technologies Inc. in September 2012. We use the multi-period excess earnings method, an income approach, to value the intangible assets used in research and development activities. No impairment has been recorded during the three years ended December 31, 2016 in connection with the required annual assessment.

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

There were no impairments for the year ended December 31, 2016. During the third quarter of 2015, we impaired the customer relationships intangible asset associated with our exclusive long-term supply agreement with SIFCO. See Note 3 for additional information.

Components of other intangible assets —

		December 31, 2016			December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$88	$(83)	$5	$86	$(83)	$3
Trademarks and trade names	11	6	(2)	4	3	(2)	1
Customer relationships	7	389	(374)	15	383	(370)	13
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$568	$(459)	$109	$557	$(455)	$102

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at December 31, 2016 were as follows: Light Vehicle Driveline (Light Vehicle) – $22, Commercial Vehicle – $37, Off-Highway – $36 and Power Technologies – $14.

Amortization expense related to amortizable intangible assets —

	2016	2015	2014
Charged to cost of sales	$1	$2	$7
Charged to amortization of intangibles	8	14	42
Total amortization	$9	$16	$49

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on December 31, 2016 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2017	2018	2019	2020	2021
Amortization expense	$7	$4	$2	$2	$2

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

During 2016, we approved plans to implement certain headcount reduction initiatives across our businesses, including the first-quarter 2016 announcement of the planned closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky by mid-2017. During the second half of 2016, we also approved and began to implement certain other headcount reduction initiatives, the most significant of which are associated with our Off-Highway business in Europe and our Commercial Vehicle and Light Vehicle businesses in Brazil, in response to continued market weakness in those businesses. Additionally, in conjunction with the SJT Forjaria Ltda. acquisition in December 2016, we approved plans to eliminate certain redundant positions as one of our initial steps toward the integration of the SJT Forjaria Ltda. operations into our Commercial Vehicle business in that region. Including costs associated with these actions and with other previously announced initiatives, restructuring expense during 2016 was $36, including $33 of severance and benefits costs and $3 of exit costs.

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

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2013	$14	$11	$25
Charges to restructuring	17	6	23
Adjustments of accruals	(2)		(2)
Cash payments	(18)	(8)	(26)
Currency impact	1		1
Balance at December 31, 2014	12	9	21
Charges to restructuring	12	3	15
Cash payments	(12)	(4)	(16)
Currency impact	(3)		(3)
Balance at December 31, 2015	9	8	17
Charges to restructuring	35	3	38
Adjustments of accruals	(2)		(2)
Cash payments	(10)	(5)	(15)
Balance at December 31, 2016	$32	$6	$38

At December 31, 2016, accrued employee termination benefits include costs to the reduce approximately 800 employees over the next two years. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at December 31, 2016.

	Expense Recognized			Future Cost to Complete
	Prior to 2016	2016	Total to Date
Light Vehicle	$9	$2	$11	$1
Commercial Vehicle	25	18	43	15
Off-Highway		14	14
Corporate		2	2
Total	$34	$36	$70	$16

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6.  Inventories

Inventory components at December 31 —

	2016	2015
Raw materials	$321	$306
Work in process and finished goods	368	365
Inventory reserves	(51)	(46)
Total	$638	$625

Note 7.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2016	2015
Other current assets:
Prepaid expenses	$67	$57
Other	11	8
Total	$78	$65

Other noncurrent assets:
Prepaid income taxes	$168	$178
Amounts recoverable from insurers		44
Prepaid expenses	11	5
Deferred financing costs	5	4
Pension assets, net of related obligations	2	2
Other	40	42
Total	$226	$275

Property, plant and equipment, net:
Land and improvements to land	$172	$185
Buildings and building fixtures	435	405
Machinery and equipment	2,108	1,760
Total cost	2,715	2,350
Less: accumulated depreciation	(1,302)	(1,183)
Net	$1,413	$1,167

Other accrued liabilities (current):
Non-income taxes payable	$30	$30
Accrued interest	17	24
Warranty reserves	35	31
Asbestos claims obligations		12
Deferred income	6	8
Work place injury costs	5	5
Restructuring costs	29	10
Payable under forward contracts	8	15
Environmental	3	5
Other expense accruals	68	53
Total	$201	$193

Other noncurrent liabilities:
Income tax liability	$57	$78
Asbestos claims obligations		66
Deferred income tax liability	37	60
Work place injury costs	26	30
Warranty reserves	31	25
Restructuring costs	9	7
Other noncurrent liabilities	45	41
Total	$205	$307

Supplemental cash flow information —

	2016	2015	2014
Change in working capital:
Change in accounts receivable	$(86)	$—	$(32)
Change in inventories	(13)	(28)	(56)
Change in accounts payable	70	(22)	66
Change in accrued payroll and employee benefits	5	3	13
Change in accrued income taxes	(13)	(1)	(2)
Change in other current assets and liabilities	(14)	7	(28)
Net	$(51)	$(41)	$(39)

Cash paid during the period for:
Interest	$111	$96	$122
Income taxes	89	90	116
Non-cash investing and financing activities:
Purchases of property, plant and equipment held in accounts payable	$113	$55	$48
Stock compensation plans	14	15	13
Conversion of preferred stock into common stock	—	—	372
Conversion of preferred dividends into common stock	—	—	3

Note 8.  Stockholders' Equity

Preferred Stock

We are authorized to issue 50,000,000 of Dana preferred stock, par value $0.01 per share. There were no preferred shares outstanding at December 31, 2016 or 2015.

Series B Preferred stock issuance and conversion — We had issued 5.4 million shares of our 4.0% Series B Preferred on January 31, 2008 to certain investors. Dividends accrued daily until conversion into common stock. During 2014, holders of 2,296,802 Series B preferred shares elected to convert those preferred shares into common stock and received 19,517,593 common shares. The common stock issued included shares to satisfy the accrued dividends owed to the converting Series B preferred stockholders. Based on the market price of Dana common stock on the date of conversion, the fair value of the conversions totaled $409. As of July 2, 2014, the per share closing price of our common stock exceeded $22.24 for 20 consecutive trading days. As a result, we exercised our right to cause the conversion of all of the remaining outstanding Series B preferred shares at the conversion price of $11.93 upon fulfillment of the required 90-day notice period ending September 30, 2014. We caused the conversion of 1,506,972 Series B shares with holders receiving 12,631,780 common shares valued at $250 based on the market price of Dana common stock on the date of conversion.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At December 31, 2016, there were 150,751,064 shares of our common stock issued and 143,938,280 shares outstanding, net of 6,812,784 in treasury shares. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our stock compensation plan in addition to share repurchases noted below.

Our Board of Directors declared a quarterly cash dividend of six cents per share of common stock in each quarter of 2016. Aggregate 2016 declared and paid dividends total $35. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Treasury stock — During 2014, we reissued 14,879,935 shares of treasury stock in conjunction with the conversion of 1,772,693 Series B preferred shares into common stock. The reissuance of the treasury shares resulted in a $127 charge to additional paid-in capital as the carrying value of the treasury shares reissued exceeded the carrying value of the Series B preferred shares converted. We use the weighted-average pool price of our treasury shares at the date of reissuance to determine the carrying value of treasury shares reissued. In December 2014, we retired 14,600,000 shares of treasury stock. The $294 excess of the cost of the treasury stock over the common stock par value, based on the weighted-average pool price of our treasury shares at the date of retirement, was charged to additional paid-in capital. In December 2015, we retired 18,100,000 shares of treasury stock. The $346 excess of the cost of the treasury stock over the common stock par value, based on the weighted-average pool price of our treasury shares at the date of retirement, was charged to additional paid-in capital.

Share repurchase program — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. The program expires on December 31, 2017. Under the program, we spent $81 to repurchase 6,612,537 shares of our common stock during 2016 through open market transactions. Approximately $219 remained available under the program for future share repurchases as of December 31, 2016.

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(242)	$—	$3	$(488)	$(727)
Other comprehensive income (loss):
Currency translation adjustments	(185)				(185)
Holding gains and losses		(12)	3		(9)
Reclassification of amount to net income (a)		2	(1)		1
Venezuela bolivar devaluation				4	4
Net actuarial losses				(156)	(156)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				60	60
Other				3	3
Tax benefit		1		11	12
Other comprehensive income (loss)	(185)	(9)	2	(78)	(270)
Balance, December 31, 2014	(427)	(9)	5	(566)	(997)
Other comprehensive income (loss):
Currency translation adjustments	(179)				(179)
Holding loss on net investment hedge	(2)				(2)
Holding gains and losses		(14)	(3)		(17)
Reclassification of amount to net income (a)		20			20
Net actuarial losses				(28)	(28)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				25	25
Elimination of net prior service cost and actuarial losses of disposal group				10	10
Tax expense		(1)		(5)	(6)
Other comprehensive income (loss)	(181)	5	(3)	2	(177)
Balance, December 31, 2015	(608)	(4)	2	(564)	(1,174)
Other comprehensive income (loss):
Currency translation adjustments	(43)				(43)
Holding gains and losses		(16)	3		(13)
Reclassification of amount to net income (a)		(14)	(7)		(21)
Net actuarial losses				(88)	(88)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				26	26
Elimination due to sale of subsidiary	2		2	1	5
Tax benefit	3			21	24
Other comprehensive loss	(38)	(30)	(2)	(40)	(110)
Balance, December 31, 2016	$(646)	$(34)	$—	$(604)	$(1,284)
___________________________________________________
Notes:
(a) Foreign currency contract and investment reclassifications are included in Other income, net.
(b) See Note 11 for additional details.

Note 9.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2016	2015	2014
Income from continuing operations	$653	$176	$343
Less: Noncontrolling interests net income	13	21	9
Less: Preferred stock dividend requirements			7
Income from continuing operations available to common stockholders - Numerator basic	640	155	327
Preferred stock dividend requirements			7
Numerator diluted	$640	$155	$334

Net income available to common stockholders - Numerator basic	$640	$159	$312
Preferred stock dividend requirements			7
Numerator diluted	$640	$159	$319

Weighted-average number of shares outstanding - Denominator basic	146.0	159.0	158.0
Employee compensation-related shares, including stock options	0.8	1.0	1.2
Conversion of preferred stock			14.3
Denominator diluted	146.8	160.0	173.5

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 1.7 million and 0.4 million million CSEs from the calculations of diluted earnings per share for the years 2016 and 2015 as the effect of including them would have been anti-dilutive.

Note 10.  Stock Compensation

2012 Omnibus Incentive Plan

Our 2012 Omnibus Incentive Plan (the Plan), as approved by our stockholders, authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and performance share units (PSUs) through April 2022. Cash-settled awards do not count against the maximum aggregate number. At December 31, 2016, there were 3.2 million shares available for future grants. Shares of common stock to be issued under the Plan are made available from authorized and unissued Dana common stock.

Award activity — (shares in millions)

	Options		SARs		RSUs		PSUs
	Shares	Exercise Price per Share*	Shares	Exercise Price per Share*	Shares	Grant-Date Fair Value per Share*	Shares	Grant-Date Fair Value per Share*
December 31, 2015	1.8	$14.50	0.3	$15.46	1.3	$20.09	0.4	$22.92
Granted					1.2	13.31	0.4	13.21
Exercised or vested	(0.1)	11.74			(0.6)	16.51
Forfeited or expired	(0.2)	16.31			(0.1)	16.75	(0.2)	22.61
December 31, 2016	1.5	14.56	0.3	15.42	1.8	16.54	0.6	16.31
* Weighted-average

	2016	2015	2014
Total stock compensation expense	$17	$14	$16
Total grant-date fair value of awards vested	11	21	13
Cash received from exercise of stock options	2	2	7
Cash paid to settle SARs and RSUs	1	2	2
Intrinsic value of stock options and SARs exercised	1	1	7
Intrinsic value of RSUs and PSUs vested	7	16	8

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For options and SARs, we use an option-pricing model to estimate fair value. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $5 and $3 for cash-settled awards at December 31, 2016 and 2015. We issued 0.5 million shares of common stock in 2016 to settle vested RSUs. At December 31, 2016, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $21. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Stock options and stock appreciation rights — The exercise price of each option or SAR equals the closing market price of our common stock on the date of grant. Options and SARs generally vest over three years and their maximum term is ten years. Shares issued upon the exercise of options are recorded as common stock and additional paid-in capital at the option price. SARs are settled in cash for the difference between the market price on the date of exercise and the exercise price. We have not granted stock options or SARs since 2013. All outstanding awards are fully vested and exercisable. At December 31, 2016, the outstanding awards have an aggregate intrinsic value of $8 and a weighted-average remaining contractual life of 4.9 years.

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

	PSUs
	2016	2015	2014
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	1.00%	0.89%	0.64%
Dividend yield	1.40%	0.98%	1.02%
Expected volatility	33.4%	33.9%	43.6%

Cash incentive awards — Our 2012 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are based on achieving certain financial performance goals. The performance goals of the plan are established annually by the Board of Directors.

Under the 2016, 2015 and 2014 annual incentive programs, participants were eligible to receive cash awards based on achieving earnings, cash flow and working capital performance goals. Our 2016, 2015 and 2014 long-term incentive programs each have a three-year contractual period and include a performance-based cash component. For the 2016 long-term incentive program the vesting of the performance-based cash component is based on achieving the required return-on-invested-capital target, established at the grant date of the award, measured on an average basis over the three-year contractual period of the program. For the 2015 and 2014 long-term incentive programs the vesting of the performance-based cash component is based on achieving the required return-on-invested-capital target, established at the grant date of the award, in the third year of the three-year contractual period of the respective program. We accrued $41, $35 and $44 of expense in 2016, 2015 and 2014 for the expected cash payments under these programs.

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

Components of net periodic benefit cost (credit) and other amounts recognized in OCI —

	Pension Benefits
	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$53	$7	$66	$8	$80	$11
Expected return on plan assets	(92)	(2)	(108)	(2)	(111)	(1)
Service cost		5		5		6
Amortization of net actuarial loss	21	6	18	7	16	3
Settlement loss					36	6
Other		1			(5)	(1)
Net periodic benefit cost (credit)	(18)	17	(24)	18	16	24

Recognized in OCI:
Amount due to net actuarial (gains) losses	68	16	40	(6)	93	53
Reclassification adjustment for net actuarial losses in net periodic benefit cost	(21)	(6)	(18)	(7)	(52)	(9)
Venezuelan bolivar devaluation						(4)
Other		(1)		(11)	(2)	(1)
Total recognized in OCI	47	9	22	(24)	39	39
Net recognized in benefit cost (credit) and OCI	$29	$26	$(2)	$(6)	$55	$63

	OPEB - Non-U.S.
	2016	2015	2014
Interest cost	$3	$3	$5
Service cost	1	1	1
Amortization of net actuarial gain	(1)		(1)
Net periodic benefit cost	3	4	5

Recognized in OCI:
Amount due to net actuarial (gains) losses	4	(6)	10
Reclassification adjustment for net actuarial gain in net periodic benefit cost	1		1
Total recognized in OCI	5	(6)	11
Net recognized in benefit cost and OCI	$8	$(2)	$16

Our U.S. defined benefit pension plans are frozen and no additional service cost is being accrued. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into benefit cost in 2017 is $24 for our U.S. plans and $6 for our non-U.S. plans. We use the corridor approach for purposes of systematically amortizing deferred gains or losses as a component of net periodic benefit cost into the income statement in future reporting periods. The amortization period used is generally the average remaining service period of active participants in the plan unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of the inactive participants. No portion of the estimated net actuarial gain related to OPEB plans will be amortized from AOCI into benefit cost in 2017.

As discussed in Note 3, upon the divestiture of our operations in Venezuela, we eliminated unrecognized pension expense of $11, of which $1 was attributable to noncontrolling interests.

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits
	2016		2015		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2016	2015
Reconciliation of benefit obligation:
Obligation at beginning of period	$1,692	$288	$1,823	$325	$86	$110
Interest cost	53	7	66	8	3	3
Service cost		5		5	1	1
Actuarial (gain) loss	59	18	(70)	(5)	4	(6)
Benefit payments	(122)	(12)	(127)	(11)	(5)	(5)
New plans		14		4
Settlements		(2)		(2)
Other		(5)
Translation adjustments		(4)		(36)	2	(17)
Obligation at end of period	$1,682	$309	$1,692	$288	$91	$86

The amount included on the New plans line in the preceding table includes obligations under a pension plan in Switzerland, gratuity plans in India and a termination benefit plan covering certain employees in Italy. We determined in 2016 that these obligations should be included within our defined benefit pension plan obligation and the related disclosures. The adjustments were primarily reclassifications from Other noncurrent liabilities to Pension and postretirement obligations and did not have a material impact on pension expense.

	Pension Benefits
	2016		2015		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2016	2015
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$1,493	$40	$1,622	$44	$—	$—
Actual return on plan assets	83	4	(2)	3
Employer contributions		15		12	5	5
Benefit payments	(122)	(12)	(127)	(11)	(5)	(5)
Settlements		(2)		(2)
New plans		4		3
Translation adjustments		2		(9)
Fair value at end of period	$1,454	$51	$1,493	$40	$—	$—

Funded status at end of period	$(228)	$(258)	$(199)	$(248)	$(91)	$(86)

Amounts recognized in the balance sheet —

	Pension Benefits
	2016		2015		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2016	2015
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$—	$2	$—	$2	$—	$—
Current liabilities		(9)		(10)	(5)	(4)
Noncurrent liabilities	(228)	(251)	(199)	(240)	(86)	(82)
Net amount recognized	$(228)	$(258)	$(199)	$(248)	$(91)	$(86)

Amounts recognized in AOCI —

	Pension Benefits
	2016		2015		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2016	2015
Amounts recognized in AOCI:
Net actuarial loss (gain)	$560	$92	$513	$83	$(10)	$(15)
AOCI before tax	560	92	513	83	(10)	(15)
Deferred taxes	(17)	(24)		(21)	3	4
Net	$543	$68	$513	$62	$(7)	$(11)

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

The other elements of the 2014 actuarial loss resulted from changes in assumptions and investment returns. Reducing our discount rate at the end of 2014 caused an increase in the U.S. pension benefit obligation and an actuarial loss of $165. During the fourth quarter of 2014, the Society of Actuaries (SOA) issued new mortality tables (RP-2014) and mortality improvement scales (MP-2014). After studying our recent experience and evaluating the new tables, we adopted the RP-2014 Blue Collar table for hourly participants and the No Collar table for salaried participants in our U.S. plans. With respect to the improvement scales, the SOA had projected improvement from the beginning of 2008 after analyzing historical data through 2007. We compared actual experience for years after 2007 to the improvement projected in MP-2014 and, in concert with our actuarial advisers, considered other relevant data before concluding that a 0.75% long-term improvement rate (LTIR) for periods beginning with 2014 was appropriate and assuming that the LTIR would be attained by 2020, sooner than the period assumed in MP-2014. Adopting the new mortality assumptions in 2014 caused an increase in our pension obligations and an actuarial loss of $83. The actual return on U.S. plan assets provided a partial offset to these losses as it exceeded the assumed return by $119.

The 2016 actuarial loss is largely the result of decreases in the discount rates used to value our year-end pension obligations. Other elements of the actuarial loss include the impact of using spot rates in 2016 to determine pension service and interest expense. The spot rate approach reduces pension expense but the impact is effectively offset by an increase in the actuarial loss. In the fourth quarter of 2016, the SOA issued new mortality scales (MP-2016) based on historical data through 2013 and preliminary data for 2014. After studying the new data and consulting with our actuarial advisers, we concluded that adopting MP-2016, modified to reflect an LTIR of 0.75% being attained in 2027, was appropriate. This change in assumption did not have a significant impact on the 2016 valuation.

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$—	$15	$—	$10
Projected benefit obligation		15		10
Fair value of plan assets		17		12
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	1,682	272	1,692	254
Projected benefit obligation	1,682	294	1,692	278
Fair value of plan assets	1,454	34	1,493	28

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2016
		U.S.			Non-U.S.
Asset Category	Total	Level 1	Level 2	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$76	$76	$—	$—	$—	$—	$—
U.S. large cap	102			102
U.S. small cap	26	26
EAFE composite	119			119
Emerging markets	66			66
Fixed income securities:
U.S. core bonds (c)	137		67	70
Corporate bonds	419		198	221
U.S. Treasury strips	269		269
Non-U.S. government securities	25					25
Emerging market debt	65			65
Alternative investments:
Hedge fund of funds (d)	66			66
Insurance contracts (e)	16						16
Real estate	36			36
Other (f)	10		1			9
Cash and cash equivalents	73		72			1
Total	$1,505	$102	$607	$745	$—	$35	$16

		Fair Value Measurements at December 31, 2015
		U.S.			Non-U.S.
Asset Category	Total	Level 1	Level 2	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$64	$64	$—	$—	$—	$—	$—
U.S. large cap	72			72
U.S. small cap	20	20
EAFE composite	132			132
Emerging markets	60			59	1
Fixed income securities:
U.S. core bonds (c)	136		65	71
Corporate bonds	471		248	223
U.S. Treasury strips	264		264
Non-U.S. government securities	21					21
Emerging market debt	64			64
Alternative investments:
Hedge fund of funds (d)	75			75
Insurance contracts (e)	12						12
Real estate	41			41
Other (f)	16		11			5
Cash and cash equivalents	85		84			1
Total	$1,533	$84	$672	$737	$1	$27	$12
________________________________
Notes:

(a)	Certain assets that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(b)
This category comprises a combination of small-, mid- and large-cap equity stocks that are allocated at the investment manager's discretion. Investments include common and preferred securities as well as equity funds that invest in these instruments.

(c)
This category represents a combination of investment grade corporate bonds, sovereign bonds, Yankee bonds, asset-backed securities and U.S. government bonds. Investments include fixed income funds that invest in these instruments.

(d)
This category includes fund managers that invest in a well-diversified group of hedge funds where strategies include, but are not limited to, event driven, relative value, long/short market neutral, multistrategy and global macro. Investments may be made directly or through pooled funds.

(e)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

(f)	Other assets in the U.S. represent interest rate derivatives which had a market value of $1 at December 31, 2016 and $11 at December 31, 2015.

	2016	2015
	Non-U.S.	Non-U.S.
Reconciliation of Level 3 Assets	Insurance Contracts	Insurance Contracts
Fair value at beginning of period	$12	$10
Currency impact		(1)
Transfers into (out of) Level 3	4	3
Fair value at end of period	$16	$12

Our pension assets in the U.S. include certain investments in commingled funds, hedge fund of funds and real estate that are valued using the net asset value (NAV) per share practical expedient. In the past, those investments were classified under the fair value hierarchy. New accounting guidance that became effective at the beginning of 2016 eliminated, on a retrospective basis, the requirement to classify such assets under the fair value hierarchy. We have determined that no Level 3 assets were held by our U.S. pension plans during the period covered by the preceding table and have modified the table accordingly.

Valuation Methods

Equity securities — The fair value of equity securities held directly by the trust is based on quoted market prices. When the equity securities are held in commingled funds that are not publicly traded, the fair value of our interest in the fund is its NAV as determined by quoted market prices for the underlying holdings.

Fixed income securities — The fair value of fixed income securities held directly by the trust is based on a bid evaluation process with input from independent pricing sources. When the fixed income securities are held in commingled funds that are not publicly traded, the fair value of our interest in the fund is its NAV as determined by a similar valuation of the underlying holdings.

Hedge funds — The fair value of hedge funds is provided by the managers of the underlying investments. Those managers develop a NAV based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices.

Insurance contracts — The values shown for insurance contracts are the amounts reported by the insurance company and approximate the fair values of the underlying investments.

Real estate — The investments in real estate represent ownership interests in commingled funds and partnerships that invest in real estate. The investment managers determine the NAV of these ownership interests using the fair value of the underlying real estate which is obtained via independent third party appraisals prepared on a periodic basis. Assumptions used to value the properties are updated quarterly. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third party appraiser.

Cash and cash equivalents — The fair value of cash and cash equivalents is set equal to its amortized cost.

The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

The allocations among portfolios may be adjusted to meet changing objectives and constraints. We expect that as the funded status of the plans changes, we will increase or decrease the size of the Growth Portfolio in order to manage the risk of losses in the plan. At December 31, 2016, the Growth Portfolio (U.S. and non-U.S. equities, core and high-yield fixed income, hedge fund of funds, real estate, emerging market debt and cash) comprises 47% of total assets, the Immunizing Portfolio (long duration U.S. Treasury strips, corporate bonds and cash) comprises 51% and the Liquidity Portfolio (cash and short-term securities) comprises 2%. During 2016, the mid-points of the target ranges were 50.5% for the Growth Portfolio, 48.5% for the Immunizing Portfolio and 5% for the Liquidity Portfolio.

Significant assumptions — The significant weighted-average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	3.92%	2.48%	4.13%	2.83%	3.81%	3.75%
Net periodic benefit cost:
Discount rate	3.29%	2.56%	3.81%	3.75%	4.63%	4.15%
Rate of compensation increase	N/A	3.12%	N/A	4.83%	N/A	3.77%
Expected return on plan assets	6.50%	5.42%	7.00%	5.87%	7.00%	3.41%

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

We have historically estimated the interest and service cost components of net periodic benefit cost for pension and other postretirement benefits using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation of the plan at the most recent remeasurement date. At December 31, 2015, we changed the method used to estimate those interest and service components for pension and other postretirement benefit plans that utilize a yield curve approach. The new method uses a full yield curve approach to estimate the interest and service components by applying the specific spot rates along the yield curve used in the most recent remeasurement of the benefit obligation to the relevant projected cash flows. We believe this method improves the correlation between the projected cash flows and the corresponding interest rates and provides a more precise measurement of interest and service costs. This change in accounting estimate affected the calculation of the interest and service components of net periodic benefit cost, reducing the total for 2016 by $16. Since the remeasurement of total benefit obligations is not affected, the 2016 reduction in periodic benefit cost was offset by an increase in the actuarial loss.

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 6.00% expected return on asset assumption for 2017 for our U.S. plans.

The significant weighted-average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2016	2015	2014
	Non-U.S.	Non-U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	3.69%	3.96%	3.84%
Net periodic benefit cost:
Discount rate	3.45%	3.84%	4.65%
Initial health care cost trend rate	5.32%	5.62%	5.91%
Ultimate health care cost trend rate	5.02%	5.03%	5.02%
Year ultimate reached	2018	2018	2018

The discount rate selection process was similar to the process used for the pension plans. Assumed health care cost trend rates have a significant effect on the health care obligation. To determine the trend rates, consideration is given to the plan design, recent experience and health care economics.

A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2016:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on OPEB obligations	10	(9)

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the following five-year period are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	Non-U.S.
2017	$126	$12	$4
2018	120	14	5
2019	118	14	5
2020	114	15	5
2021	113	15	5
2022 to 2026	537	89	26
Total	$1,128	$159	$50

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. Projected contributions to be made during 2017 to the defined benefit pension plans are $12 for our non-U.S. plans. Based on the current funded status of our U.S. plans, there are no minimum contributions required for 2017.

Multi-employer pension plans — We participate in the Steelworkers Pension Trust (SPT) multi-employer pension plan which provides pension benefits to substantially all of our U.S. union-represented employees. We also have a small participation in the IAM National Pension Fund. Benefit levels are set by trustees who manage the plans. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreement expires May 31, 2017. The trustees of the SPT have provided us with the latest data available for the plan year ended December 31, 2016. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers as a result of our participation in the plan. Contribution rates could increase if the plan is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. If we choose to stop participating in the plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

	Employer Identification Number/ Plan Number	PPA Zone Status		Funding Plan Pending/ Implemented	Contributions by Dana			Surcharge Imposed
Pension Fund		2016	2015		2016	2015	2014
SPT	23-6648508 / 499	Green	Green	No	$10	$10	$9	No

Note 12.  Marketable Securities

	2016			2015
	Cost	Unrealized Gains (Losses)	Fair Value	Cost	Unrealized Gains (Losses)	Fair Value
U.S. government securities	$2	$—	$2	$38	$—	$38
Corporate securities	2		2	42		42
Certificates of deposit	22		22	18		18
Other	4		4	62	2	64
Total marketable securities	$30	$—	$30	$160	$2	$162

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less and after one year through five years total $22 and $4 at December 31, 2016. The divestiture of DCLLC caused a substantial reduction in marketable securities in the current year. See Note 3 for additional information.

Note 13.  Financing Agreements

Long-term debt at December 31 —

			2016		2015
	Interest Rate		Principal	Unamortized Debt Issue Costs	Principal	Unamortized Debt Issue Costs
Senior Notes due February 15, 2021	6.750%		$—	$—	$350	$(4)
Senior Notes due September 15, 2021	5.375%		450	(5)	450	(6)
Senior Notes due September 15, 2023	6.000%		300	(4)	300	(5)
Senior Notes due December 15, 2024	5.500%		425	(6)	425	(6)
Senior Notes due June 1, 2026	6.500%	*	375	(6)
Other indebtedness			120		66
Total			$1,670	$(21)	$1,591	$(21)

*
In conjunction with the issuance of the June 2026 Notes we entered into two 10-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the June 2026 Notes to euro denominated debt at a fixed rate of 5.140%. See Note 14 for additional information.

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions, capital lease obligations, the unamortized fair value adjustment related to a terminated interest rate swap and the financial liability related to a build-to-suit lease. See Note 14 for additional information on the terminated interest rate swap. During the third quarter of 2015, we reversed the $6 embedded capital lease obligation associated with our exclusive long-term supply agreement with SIFCO. See Note 3 for additional information.

Scheduled principal payments on long-term debt at December 31, 2016 —

	2017	2018	2019	2020	2021	Thereafter	Total
Debt maturities	$45	$55	$3	$—	$450	$1,100	$1,653

Senior notes activity — On June 23, 2016, we redeemed all of our February 2021 Notes at a price equal to 103.375% plus accrued and unpaid interest. The $16 loss on extinguishment of debt includes the $12 redemption premium and the $4 write-off of previously deferred financing costs associated with the February 2021 Notes.

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

Senior notes redemption provisions — We may redeem some or all of the senior notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on the anniversary date of the senior notes in the years set forth below:

	Redemption Price
	September	September	December	June
Year	2021 Notes	2023 Notes	2024 Notes	2026 Notes
2017	102.688%
2018	101.344%	103.000%
2019	100.000%	102.000%	102.750%
2020	100.000%	101.000%	101.833%
2021		100.000%	100.917%	103.250%
2022		100.000%	100.000%	102.167%
2023			100.000%	101.083%
2024				100.000%
2025				100.000%

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

Revolving facility — On June 9, 2016, we entered into a new $500 revolving credit facility (the Revolving Facility) which matures on June 9, 2021. The Revolving Facility refinanced and replaced our previous revolving credit facility. In connection with the Revolving Facility, we paid $3 in deferred financing costs to be amortized to interest expense over the life of the facility. We wrote off $1 of previously deferred financing costs associated with our prior revolving credit facility to loss on extinguishment of debt. Deferred financing costs on our Revolving Facility are included in other noncurrent assets.

The Revolving Facility is guaranteed by all of our wholly-owned domestic subsidiaries, subject to certain exceptions, including exceptions for Dana Credit Corporation and its subsidiaries (the guarantors), and grants a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

Advances under the Revolving Facility bear interest at a floating rate based on, at our option, the base rate or Eurodollar rate (each as described in the revolving credit agreement) plus a margin as set forth below:

	Margin
Total Net Leverage Ratio	Base Rate	Eurodollar Rate
Less than or equal to 1.00:1.00	0.50%	1.50%
Greater than 1.00:1.00 but less than or equal to 2.00:1.00	0.75%	1.75%
Greater than 2.00:1.00	1.00%	2.00%

Commitment fees are applied based on the average daily unused portion of the available amounts under the Revolving Facility as set forth below:

Total Net Leverage Ratio	Commitment Fee
Less than or equal to 1.00:1.00	0.250%
Greater than 1.00:1.00 but less than or equal to 2.00:1.00	0.375%
Greater than 2.00:1.00	0.500%

Up to $275 of the Revolving Facility may be applied to letters of credit, which reduces availability. We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable margin for Eurodollar rate advances based on a quarterly average availability under issued and undrawn letters of credit under the revolving facility and a per annum fronting fee of 0.125%, payable quarterly.

There were no borrowings under the Revolving Facility at December 31, 2016 but we had utilized $22 for letters of credit. We had availability at December 31, 2016 under the Revolving Facility of $478 after deducting the outstanding letters of credit.

Debt covenants — At December 31, 2016, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 14.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs
December 31, 2016	Total	(Level 1)	(Level 2)
Marketable securities	$30	$4	$26
Currency forward contracts - Accounts receivable other
Cash flow hedges	2		2
Undesignated	1		1
Currency forward contracts - Other accrued liabilities
Cash flow hedges	4		4
Undesignated	1		1
Currency swaps - Other accrued liabilities
Undesignated	3		3
Currency swaps - Other noncurrent liabilities
Cash flow hedges	12		12

December 31, 2015
Marketable securities	$162	$64	$98
Currency forward contracts - Accounts receivable other
Cash flow hedges	1		1
Undesignated	2		2
Currency forward contracts - Other accrued liabilities
Cash flow hedges	5		5
Undesignated	1		1
Currency swaps - Accounts receivable other
Undesignated	4		4
Currency swaps - Other accrued liabilities
Undesignated	9		9

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,550	$1,612	$1,525	$1,552
Other indebtedness*	120	101	66	56
Total	$1,670	$1,713	$1,591	$1,608

*
The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap at both dates. At December 31, 2016, the carrying value and fair value also include a financial liability associated with a build-to-suit lease arrangement.

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

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of December 31, 2016, no fixed-to-floating interest rate swaps remain outstanding.

However, a $7 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at December 31, 2016. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. Approximately $1 was amortized as a reduction of interest expense during 2016.

Foreign currency derivatives — Our foreign currency derivatives include forward contracts associated with forecasted transactions, primarily involving the purchases and sales of inventory through the next twelve months, as well as currency swaps associated with certain recorded external notes payable and intercompany loans receivable and payable. Periodically, our foreign currency derivatives also include net investment hedges of certain of our investments in foreign operations.

During May 2016, in conjunction with the issuance of the U.S. dollar-denominated June 2026 Notes by euro-functional Dana Financing Luxembourg S.à r.l. (euro-functional subsidiary), we executed two fixed-to-fixed cross-currency swaps with the same critical terms as the June 2026 Notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the U.S. dollar / euro exchange rates associated with the forecasted principal and interest payments. Designated as a cash flow hedge of the forecasted principal and interest payments of the June 2026 Notes, or subsequent replacement debt, the swaps economically convert the June 2026 Notes from $375 of U.S. dollar-denominated debt at a fixed rate of 6.500% to €338 of euro-denominated debt at a fixed rate of 5.140%. The June 2026 Notes and any subsequent replacement debt have both been designated as the hedged items (collectively, the "designated debt") in the cash flow hedge relationship. See Note 13 for additional information about the June 2026 Notes.

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

In the event our ongoing assessment demonstrates that the critical terms of either the swaps or the designated debt have changed, or that there have been adverse developments regarding counterparty risk, we will use the long haul method to assess ineffectiveness of the hedging relationship. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings. During 2016, a deferred loss of $32 associated with the fixed-to-fixed cross-currency swaps was recorded in OCI and reflects $12 as the unfavorable fair value of the swaps and a $20 reclassification from AOCI to earnings. The reclassification from AOCI to earnings represents an offset to a foreign exchange remeasurement loss on the designated debt for the year ended December 31, 2016.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $143 at December 31, 2016 and $212 at December 31, 2015. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $571 at December 31, 2016 and $219 at December 31, 2015.

The following currency derivatives were outstanding at December 31, 2016:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Euro	$47	$1	$48	Nov-17
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	29	5	34	Jun-18
British pound	U.S. dollar, Euro	4		4	Sep-17
Swedish krona	Euro	13		13	Dec-17
South African rand	U.S. dollar, Euro, Thai baht		14	14	May-17
Canadian dollar	U.S. dollar		5	5	Dec-17
Thai baht	U.S. dollar, Australian dollar		9	9	Jun-17
Brazilian real	U.S. dollar, Euro		2	2	Nov-17
Indian rupee	U.S. dollar, British pound, Euro		14	14	Dec-17
Total forward contracts		93	50	143

U.S. dollar	Mexican peso, Euro, Canadian dollar		171	171	Dec-17
Euro	U.S. dollar, British pound	375	18	393	Jun-26
South African rand	U.S. dollar		7	7	Mar-17
Total currency swaps		375	196	571
Total currency derivatives		$468	$246	$714

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

During the second quarter of 2015, we settled a $98 forward contract that had been executed and designated as a net investment hedge of the equivalent portion of certain of our European operations during the first quarter of 2015. Although no net investment hedges remain outstanding at December 31, 2016, a deferred loss of $2 associated with this settled contract has been recorded in AOCI as of that date and will remain deferred until such time as the investment in the associated subsidiary is substantially liquidated.

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges of forecasted transactions are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to December 31, 2016 exchange rates. Deferred losses of $2 at December 31, 2016 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $4 at December 31, 2015. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during 2016.

Note 15.  Commitments and Contingencies

Asbestos personal injury liabilities — As part of our reorganization in 2008, assets and liabilities associated with personal injury asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company. The assets of DCLLC included insurance rights relating to coverage against personal injury asbestos claims, marketable securities and other assets which were considered sufficient to satisfy its liabilities. As described in Note 3 of the financial statements, DCLLC was divested on December 30, 2016. Following completion of the sale, Dana has no obligation with respect to current or future asbestos claims.

DCLLC had approximately 25,000 active pending asbestos personal injury liability claims at December 31, 2015. DCLLC had $78 accrued for indemnity and defense costs for settled, pending and future claims at December 31, 2015. A fifteen-year time horizon was used to estimate the value of this liability. In addition to claims and litigation experience, we considered additional qualitative and quantitative factors such as changes in legislation, the legal environment, our strategy in managing claims and obtaining insurance, including our defense strategy, and health related trends in the overall population of individuals potentially exposed to asbestos in determining whether a change in the estimate of its liability for pending and future claims and defense costs or insurance assets was warranted.

At December 31, 2015, DCLLC had $51 recorded as an asset for probable recovery from insurers for the pending and projected asbestos personal injury liability claims. The recorded asset represented our assessment of the capacity of our insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries was based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. DCLLC had coverage agreements in place with insurers confirming substantially all of the related coverage and payments were being received on a timely basis. The financial strength of these insurers was reviewed at least annually with the assistance of a third party. The recorded asset did not represent the limits of our insurance coverage, but rather the amount DCLLC would expect to recover if the accrued indemnity and defense costs were paid in full.

Other product liabilities — We had accrued $5 and $1 for non-asbestos product liability costs at December 31, 2016 and 2015 and $4 of recovery expected from third parties at December 31, 2016. The increases in the liability and recoverable amounts at December 31, 2016 largely reflect the recognition of the estimated cost, net of payments made, and the expected recovery of an insured matter. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $8 at December 31, 2016 and $11 at December 31, 2015. The decline during 2016 reflects the impact of the sale of Dana Companies, LLC and the associated environmental liabilities thereof. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Lease commitments — Cash obligations under future minimum rental commitments under operating leases and net rental expense are shown in the table below. Operating lease commitments are primarily related to facilities, including the two facilities associated with the SJT Forjaria Ltda. acquisition.

	2017	2018	2019	2020	2021	Thereafter	Total
Lease commitments	$38	$34	$29	$24	$21	$68	$214

	2016	2015	2014
Rent expense	$50	$49	$51

Note 16.  Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments to our estimated costs at time of sale are made as claim experience and other new information becomes available. Obligations for service campaigns and other occurrences are recognized as adjustments to prior estimates when the obligation is probable and can be reasonably estimated.

Changes in warranty liabilities —

	2016	2015	2014
Balance, beginning of period	$56	$47	$54
Amounts accrued for current period sales	25	26	19
Adjustments of prior estimates	26	22	18
Settlements of warranty claims	(41)	(36)	(41)
Currency impact		(3)	(3)
Balance, end of period	$66	$56	$47

Note 17.  Income Taxes

Income tax expense (benefit) attributable to continuing operations —

	2016	2015	2014
Current
U.S. federal and state	$(18)	$12	$(5)
Non-U.S.	74	80	134
Total current	56	92	129

Deferred
U.S. federal and state	(497)	(9)	(177)
Non-U.S.	17	(1)	(22)
Total deferred	(480)	(10)	(199)
Total expense (benefit)	$(424)	$82	$(70)

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income from continuing operations before income taxes —

	2016	2015	2014
U.S. operations	$(56)	$72	$175
Non-U.S. operations	271	220	85
Income from continuing operations before income taxes	$215	$292	$260

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

Effective tax rate reconciliation for continuing operations —

	2016	2015	2014
U.S. federal income tax rate	35%	35%	35%
Adjustments resulting from:
State and local income taxes, net of federal benefit	5	(1)	4
Non-U.S. income (expense)	(15)	(11)	(7)
Credits and tax incentives	(5)	(4)	(6)
U.S. tax on non-U.S. earnings	(19)	9	(16)
Intercompany sale of certain operating assets	5	9
Settlement and return adjustments	14	1	17
Enacted change in tax rates	4
Venezuela write-down			10
Miscellaneous items	2	5	2
Valuation allowance adjustments	(222)	(15)	(66)
Effective income tax rate for continuing operations	(196)%	28%	(27)%

In the fourth quarter of 2016, we determined that valuation allowances against U.S. deferred taxes were no longer required. Release of these valuation allowances resulted in $501 of tax benefit. Additionally, developments in Brazil led to our determination that an allowance against certain deferred taxes in that country was appropriate, and we recognized tax expense of $25 to establish this valuation allowance. Excluding the effects of the valuation allowance adjustments, the effective tax rate was 26% in 2016, which varies from the U.S. federal statutory rate of 35% primarily due to nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes.

In 2014, income tax expense in the U.S. was reduced by $179 for release of valuation allowances for income forecasted to be realized in 2015 in connection with a tax planning action that involved a sale of an affiliate’s stock and certain operating assets by a U.S. subsidiary of the company to a non-U.S. affiliate expected to be completed in 2015. During the fourth quarter of 2015, the tax planning action was completed. The final income generated by the transaction was higher than anticipated as a consequence of proposed Internal Revenue Service regulations issued in 2015 providing guidance on the tax treatment afforded a component of the tax planning action we undertook, as well as revised income estimates, which resulted in an additional $66 release of valuation allowance. In conjunction with the completion of the intercompany sale of certain operating assets to a non-U.S. affiliate, a prepaid tax asset of $190 was recorded. The prepaid tax asset represents the usage of tax attributes recognized in 2014 and 2015, through the release of valuation allowance on our deferred tax assets, and is being amortized into tax expense over the life of the assets transferred in the transaction. We recognized tax expense of $11 and $2 in 2016 and 2015 as a result of this amortization. In addition, we recognized tax expense of $23 in 2015 related to the sale of the affiliate’s stock.

No tax benefit was recognized on a charge of $80 in 2014 relating to the divestiture of our Venezuela operations due to the existence of a valuation allowance, resulting in an increase in the effective tax rate.

Foreign income repatriation — We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized net benefit of $58 for 2016 and expense of $1 and $3 for 2015 and 2014 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $6, $7 and $7 during 2016, 2015 and 2014 related to the actual transfer of funds to the U.S. The unrecognized tax liability associated with the operations in which we are permanently reinvested is $30 at December 31, 2016.

The earnings of our non-U.S. subsidiaries will likely be repatriated to the U.S. in the form of repayments of intercompany borrowings and distributions from earnings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $978 at the end of 2016. Included in this amount are intercompany loans and related interest accruals with an equivalent value of $32 which are denominated in a foreign currency and considered to be permanently invested.

Valuation allowance adjustments — We have recorded valuation allowances in several entities where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit.

When evaluating the need for a valuation allowance we consider all components of comprehensive income, and we weigh the positive and negative evidence, putting greater reliance on objectively verifiable evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider changes to the historical financial results due to activities that were either new to the business or not expected to recur in the future, in order to identify the core earnings of the business. A sustained period of profitability, after considering changes to the historical results due to implemented actions and nonrecurring events, along with positive expectations for future profitability are necessary to reach a determination that a valuation allowance should be released.

Prior to 2016, we carried a valuation allowance against deferred tax assets in the U.S. While our U.S. operations have experienced improved profitability in recent years, our analysis of the income of the U.S. operations, as adjusted for changes in historical results due to developments through 2015, demonstrated historical losses as of December 31, 2015. Additionally, there were considerable uncertainties in the U.S. in certain of our end markets. Therefore, we had not achieved a level of sustained profitability that would, in our judgment, support a release of the valuation allowance prior to 2016.

During the fourth quarter, following the completion of an enterprise wide strategy assessment and our annual one and five year financial plans, the Company assessed the weight of all available positive and negative evidence and determined it was more likely than not that future earnings will be sufficient to realize most of our deferred tax assets in the U.S. Accordingly, we have released the U.S. valuation allowance at December 31, 2016, resulting in an income tax benefit of $501. In arriving at the conclusion that we had achieved sustained profitability in the U.S., we considered the following positive evidence: we were in a cumulative three-year historical income position in the U.S., we had income in seven of the eight previous quarters; we successfully launched a replacement business for one of our largest customer programs for Light Vehicle in the U.S. with actual volumes and margins which were consistent with our forecast in the fourth quarter; we stabilized our U.S. Commercial Vehicle business despite lower than expected volumes; and, we secured certain new programs with customers that increased our sales backlog in the U.S.

We have retained a valuation allowance of $137 against deferred tax assets in the U.S. primarily related to state operating loss carryforwards and other credits which do not meet the more likely than not criterion for releasing the valuation allowance.

Our analysis of the operations of a subsidiary in Brazil, adjusted for changes in the historical results due to the effects of developments through the current date and planned future actions, reflects three years of historical cumulative losses and our annual one and five year financial plans forecast continued near term losses. Therefore, we determined it was not more likely than not that future earnings will be sufficient to realize the deferred tax assets. Accordingly, we have recorded a valuation allowance as of December 31, 2016, resulting in income tax expense of $25.

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.

	2016	2015
Net operating loss carryforwards	$472	$448
Postretirement benefits, including pensions	152	137
Research and development costs	113	89
Expense accruals	54	58
Other tax credits recoverable	67	63
Capital loss carryforwards	40	50
Inventory reserves	18	15
Postemployment and other benefits	8	5
Other	20
Total	944	865
Valuation allowance	(285)	(662)
Deferred tax assets	659	203

Unremitted earnings	(27)	(68)
Intangibles	(29)	(29)
Depreciation	(52)	(43)
Other		(27)
Deferred tax liabilities	(108)	(167)
Net deferred tax assets	$551	$36

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating loss (NOL), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at December 31, 2016. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred Tax Asset	Valuation Allowance	Carryforward Period	Earliest Year of Expiration
Net operating losses
U.S. federal	$279	$—	20	2028
U.S. state	97	(92)	Various	2017
Brazil	38	(38)	Unlimited
France	11	—	Unlimited
Australia	31	(31)	Unlimited
South Africa	2	—	Unlimited
U.K.	5	(3)	Unlimited
Argentina	8	(8)	5	2017
China	1	(1)	5	2019
Total	$472	$(173)

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets related to capital loss carryforwards of $40 which are fully offset with valuation allowances at December 31, 2016. We also have deferred tax assets of $67 related to other credit carryforwards which are offset with $23 of valuation allowances at December 31, 2016. The capital losses can be carried forward indefinitely while the other credits are generally available for 10 to 20 years with portions currently expiring. We elected to adopt the new guidance for share based payments in the third quarter of 2016, requiring us to reflect any adjustments as of January 1, 2016 in retained earnings. The primary impact of adopting the new guidance was an increase in deferred tax assets of $32 related to the cumulative excess tax benefits resulting from share-based payments. Because we continued to carry a valuation allowance against certain of our deferred tax assets in the U.S., the increase in deferred tax assets was offset by an increase in our valuation allowance of $32, resulting in no impact to retained earnings as of January 1, 2016.

The use of a portion of our $796 U.S. federal NOL as of December 31, 2016 is subject to limitation due to the change in ownership of our stock upon emergence from bankruptcy. Generally, the application of the relevant Internal Revenue Code (IRC) provisions will release the limitation on $84 of pre-change NOLs each year, allowing pre-change losses to offset post-change taxable income. Through further evaluation and audit adjustment, and after considering U.S. taxable income in 2016, we estimate that $577 of our U.S. federal NOLs remains subject to limitation as of December 31, 2016. The remainder of our U.S. federal NOLs represents a combination of post-change NOLs and pre-change NOLs on which the limitation has been released. However, there can be no assurance that trading in our shares will not effect another change in ownership under the IRC which would further limit our ability to utilize our available NOLs.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements, are recognized as components of income tax expense or benefit. Interest of $7 and $6 was accrued on the uncertain tax positions at December 31, 2016 and 2015.

Reconciliation of gross unrecognized tax benefits —

	2016	2015	2014
Balance, beginning of period	$87	$109	$101
Decrease related to expiration of statute of limitations	(5)	(6)	(3)
Decrease related to prior years tax positions	(1)	(9)
Increase related to prior years tax positions	28	1
Increase related to current year tax positions	8	8	25
Decrease related to settlements		(16)	(14)
Balance, end of period	$117	$87	$109

We anticipate that the change in our gross unrecognized tax benefits as a result of examinations in various jurisdictions will not be significant in the next twelve months. The settlement of these matters will not impact the effective tax rate. Gross unrecognized tax benefits of $72 would impact the effective tax rate if recognized. If other open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 18.  Other Income, Net

	2016	2015	2014
Government grants and incentives	$8	$3	$4
Foreign exchange gain (loss)	(3)	(20)	11
Gain on derecognition of noncontrolling interest		5
Strategic transaction expenses	(13)	(4)	(3)
Insurance and other recoveries	10	4	2
Gain on sale of marketable securities	7	1
Recognition of unrealized gain on payment-in-kind note receivable			2
Amounts attributable to previously divested/closed operations		1
Other, net	9	11	17
Other income, net	$18	$1	$33

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. During 2015, foreign exchange losses were primarily driven by the impact the strengthening U.S. dollar had on our Mexican peso and euro forward contracts. As discussed in Note 1 above, effective March 31, 2014, we ceased using the official bolivar exchange rate of 6.3 and began using the SICAD rate, which was 10.7 bolivars per U.S. dollar (as published by the Central Bank of Venezuela) at March 31, 2014, to remeasure the financial statements of our subsidiaries in Venezuela. The change to the SICAD rate resulted in a charge of $17 during the first quarter of 2014. After remaining relatively unchanged during the second quarter the SICAD rate declined to 12.0 bolivars per U.S. dollar at September 30, 2014, resulting in a remeasurement charge of $3 during the third quarter. During 2014, we realized gains of $8 as CENCOEX approved a portion of our pending claims to settle U.S. dollar obligations at the official exchange rate of 6.3. Also during 2014, we realized net gains of $14 on sales and purchases of U.S. dollars through SICAD 2 at average rates of 49.9 bolivars per U.S. dollar. The foreign exchange gains and losses associated with our subsidiaries in Venezuela are included in the segment EBITDA of our Light Vehicle operating segment.

Upon completion of the divestiture of our operations in Venezuela in January 2015, we recognized a gain on the derecognition of the noncontrolling interest in a former Venezuelan subsidiary.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities. The increase in strategic transaction expenses in 2016 is primarily attributable to our acquisition of SJT Forjaria Ltda. and our divestitures of DCLLC and Nippon Reinz. See Notes 2 and 3 for additional information.

During 2016, we received a recovery of costs previously incurred on behalf of other participants in a consortium that existed to administer certain legacy personal injury claims. During 2015, we reached a settlement with an insurance carrier for the recovery of previously incurred legal costs. During 2014, we received a payment from the liquidation proceedings of insurers.

The sale of our payment-in-kind note receivable during the first quarter of 2014 resulted in the recognition of the remaining unrealized gain that arose following the valuation of the note receivable below its callable value at emergence from bankruptcy.

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

Segment information —

2016	External Sales	Inter- Segment Sales	Segment EBITDA	Capital Spend	Depreciation	Net Assets
Light Vehicle	$2,607	$113	$279	$208	$71	$1,194
Commercial Vehicle	1,254	83	96	34	33	699
Off-Highway	909	30	129	21	20	262
Power Technologies	1,056	14	158	32	29	440
Eliminations and other		(240)		27	20	760
Total	$5,826	$—	$662	$322	$173	$3,355

2015
Light Vehicle	$2,482	$126	$262	$140	$63	$1,002
Commercial Vehicle	1,533	95	100	33	32	692
Off-Highway	1,040	37	147	18	20	310
Power Technologies	1,005	15	149	34	28	423
Eliminations and other		(273)		35	15	467
Total	$6,060	$—	$658	$260	$158	$2,894

2014
Light Vehicle	$2,496	$139	$250	$129	$63	$1,003
Commercial Vehicle	1,838	92	172	38	34	870
Off-Highway	1,231	37	169	23	21	346
Power Technologies	1,052	19	154	30	32	445
Eliminations and other		(287)		14	14	360
Total	$6,617	$—	$745	$234	$164	$3,024

Net assets include certain cash balances, accounts receivable, inventories, other current assets, certain intangibles, investments in affiliates, other noncurrent assets, net property, plant and equipment, notes payable and short term debt, accounts payable and current accrued liabilities.

Reconciliation of segment EBITDA to consolidated net income —

	2016	2015	2014
Segment EBITDA	$662	$658	$745
Corporate expense and other items, net	(2)	(6)	1
Depreciation	(173)	(158)	(164)
Amortization of intangibles	(9)	(16)	(49)
Restructuring	(36)	(15)	(21)
Stock compensation expense	(17)	(14)	(16)
Strategic transaction expenses	(13)	(4)	(3)
Other items	(2)	(6)	9
Loss on sale of subsidiaries	(80)
Impairment of long-lived assets		(36)
Distressed supplier costs	(1)	(8)
Amounts attributable to previously divested/closed operations	3	(6)
Loss on disposal group held for sale			(80)
Pension settlement charges			(42)
Loss on extinguishment of debt	(17)	(2)	(19)
Gain on derecognition of noncontrolling interest		5
Recognition of unrealized gain on payment-in-kind note receivable			2
Interest expense	(113)	(113)	(118)
Interest income	13	13	15
Income from continuing operations before income taxes	215	292	260
Income tax expense (benefit)	(424)	82	(70)
Equity in earnings (losses) of affiliates	14	(34)	13
Income from continuing operations	653	176	343
Income (loss) from discontinued operations		4	(15)
Net income	$653	$180	$328

Reconciliation of segment net assets to consolidated total assets —

	2016	2015
Segment net assets	$3,355	$2,894
Accounts payable and other current liabilities	1,254	1,090
Other current and long-term assets	251	317
Consolidated total assets	$4,860	$4,301

Geographic information — Of our 2016 consolidated net sales, the U.S., Italy and Germany account for 46%, 9% and 6%, respectively. No other country accounted for more than 5% of our consolidated net sales during 2016. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment.

	Net Sales			Long-Lived Assets
	2016	2015	2014	2016	2015	2014
North America
United States	$2,695	$2,805	$2,760	$634	$441	$368
Other North America	433	405	366	80	90	111
Total	3,128	3,210	3,126	714	531	479
Europe
Italy	499	570	703	58	58	61
Germany	377	368	429	98	100	106
Other Europe	740	785	846	157	153	151
Total	1,616	1,723	1,978	313	311	318
South America	338	377	771	172	99	141
Asia Pacific	744	750	742	214	226	238
Total	$5,826	$6,060	$6,617	$1,413	$1,167	$1,176

Sales to major customers — Ford is the only individual customer to whom sales have exceeded 10% of our consolidated sales in the past three years. Sales to Ford for the three most recent years were $1,300 (22%) in 2016, $1,187 (20%) in 2015 and $1,217 (18%) in 2014.

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Dividends received from equity affiliates were $11, $16 and $16 in 2016, 2015 and 2014.

Equity method investments exceeding $5 at December 31, 2016 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$85
Bendix Spicer Foundation Brake, LLC	20%	47
Axles India Limited	48%	7
All others as a group		9
Investments in equity affiliates		148
Investment in affiliates carried at cost		2
Investment in affiliates		$150

Our equity method investments in DDAC, Bendix Spicer Foundation Brake, LLC and Axles India Limited are included in the net assets of our Commercial Vehicle operating segment.

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

The carrying value of our equity method investments at December 31, 2016 was $27 more than our share of the affiliates’ book value, including $19 attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in assets, excluding goodwill, is being amortized on a straight-line basis over the underlying assets’ estimated useful lives of five to forty-five years.

Summarized financial information for DDAC and other equity affiliates on a combined basis —

	DDAC			Other Equity Affiliates Combined
	2016	2015	2014	2016	2015	2014
Sales	$646	$554	$762	$498	$582	$564
Gross profit	$83	$45	$82	$98	$113	$100
Income (loss) before income taxes	$15	$(14)	$23	$26	$42	$33
Net income (loss)	$18	$(6)	$17	$24	$40	$32
Dana's equity in earnings (loss) of affiliate	$7	$(45)	$5	$7	$11	$8

	DDAC		Other Equity Affiliates Combined
	2016	2015	2016	2015
Current assets	$547	$406	$169	$180
Noncurrent assets	191	206	74	71
Total assets	$738	$612	$243	$251

Current liabilities	$512	$385	$96	$97
Noncurrent liabilities	87	95	13	12
Total liabilities	$599	$480	$109	$109

Dana Incorporated
Quarterly Results (Unaudited)
(In millions, except per share amounts)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,449	$1,546	$1,384	$1,447
Gross margin	$199	$233	$208	$204
Net income	$48	$55	$61	$489
Net income attributable to the parent company	$45	$53	$57	$485
Net income per share available to parent company common stockholders
Basic	$0.30	$0.36	$0.40	$3.37
Diluted	$0.30	$0.36	$0.39	$3.34

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,608	$1,609	$1,468	$1,375
Gross margin	$228	$236	$213	$172
Net income (loss)	$74	$63	$122	$(79)
Net income (loss) attributable to the parent company	$63	$59	$119	$(82)
Net income (loss) per share available to parent company common stockholders
Basic	$0.38	$0.36	$0.75	$(0.54)
Diluted	$0.38	$0.36	$0.75	$(0.54)
_________________________________________________________
Note: Gross margin is net sales less cost of sales.

Net income for the fourth quarter of 2016 includes a combined loss of $80 ($52 after tax) on the divestiture of our Nippon Reinz Co. Ltd. and Dana Companies, LLC subsidiaries and a $476 credit resulting from the release of valuation allowance on our U.S. deferred tax assets of $501 net of an increase in valuation allowance of $25 in Brazil. Net income for the second quarter of 2016 includes a $17 pre-tax loss on extinguishment of debt. Net income for the third quarter of 2015 includes a $36 ($24 after tax) loss on impairment of long-lived assets and a deferred tax asset valuation allowance release of $100. Net income for the fourth quarter of 2015 includes a $39 impairment loss related to our equity method investment in DDAC, a charge resulting from deferred tax asset valuation allowance adjustments of $49 and tax expense of $23 on the sale of an affiliate's stock to a non-U.S. affiliate.

Dana Incorporated
Schedule II
Valuation and Qualifying Accounts and Reserves
(In millions)

Amounts deducted from assets in the balance sheets —

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Accounts Receivable - Allowance for Doubtful Accounts
2016	$5	$2	$—	$(1)	$6
2015	$6	$1	$(1)	$(1)	$5
2014	$7	$1	$(1)	$(1)	$6

Inventory Reserves
2016	$46	$19	$(13)	$(1)	$51
2015	$48	$18	$(16)	$(4)	$46
2014	$48	$20	$(15)	$(5)	$48

Deferred Tax Assets - Valuation Allowance
2016	$662	$(483)	$—	$106	$285
2015	$728	$(49)	$(1)	$(16)	$662
2014	$982	$(246)	$(7)	$(1)	$728

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

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by Securities and Exchange Commission guidance, management excluded from its assessment of internal control over financial reporting SJT Forjaria Ltda., which was acquired on December 23, 2016 and accounted for less than 2% of Dana's consolidated total assets and none of Dana's consolidated net sales as of and for the year ended December 31, 2016. Based on this evaluation, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Dana has adopted Standards of Business Conduct that apply to all of its officers and employees worldwide. Dana also has adopted Standards of Business Conduct for the Board of Directors. Both documents are available on Dana’s Internet website at http://www.dana.com/investors.

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Selection of Chairman and Chief Executive Officer; Succession Planning,” “Information About the Nominees,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2017, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Pension Benefits,” “Nonqualified Deferred Compensation at Fiscal Year-End,” “Executive Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy

Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2017, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2017, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information at December 31, 2016 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	3.9	$14.56	3.2
Equity compensation plans not approved by security holders
Total	3.9	$14.56	3.2
________________________________________
Notes:

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2016.

(2)
Calculated without taking into account the 2.4 shares of common stock subject to outstanding restricted stock and performance share units that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2017, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Auditors" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2017, which section is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	February 10, 2017	By:	/s/ James K. Kamsickas
James K. Kamsickas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 10th day of February 2017 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ James K. Kamsickas	President and Chief Executive Officer
James K. Kamsickas	(Principal Executive Officer)

/s/ Jonathan M. Collins	Executive Vice President and Chief Financial Officer
Jonathan M. Collins	(Principal Financial Officer)

/s/ Rodney R. Filcek	Senior Vice President and Chief Accounting Officer
Rodney R. Filcek	(Principal Accounting Officer)

/s/ Virginia A. Kamsky*	Director
Virginia A. Kamsky

/s/ Terrence J. Keating*	Director
Terrence J. Keating

/s/ R. Bruce McDonald*	Director
R. Bruce McDonald

/s/ Mark A. Schulz*	Director
Mark A. Schulz

/s/ Keith E. Wandell*	Non-Executive Chairman and Director
Keith E. Wandell

*By:	/s/ Marc S. Levin
Marc S. Levin, Attorney-in-Fact

EXHIBIT INDEX

All documents referenced below were filed by Dana Corporation or Dana Incorporated (as successor registrant) - file number 001-01063, unless otherwise indicated.

No.	Description
3.1	Second Restated Certificate of Incorporation of Dana Holding Corporation. Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated October 29, 2014, and incorporated herein by reference.
3.2
Certificate of Amendment to the Second Restated Certificate of Incorporation of Dana Holding Corporation. Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated August 1, 2016, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Dana Holding Corporation. Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated August 1, 2016, and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
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

4.4
Third Supplemental Indenture, dated December 9, 2014, with respect to the Indenture, dated January 28, 2011, between Dana Holding Corporation and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated December 9, 2014, and incorporated herein by reference.

4.5
Indenture, dated as of May 27, 2016, among Dana Luxembourg Financing S.à r.l., Dana Holding Corporation and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 27, 2016, and incorporated herein by reference.

10.1**
Executive Employment Agreement dated August 11, 2015 by and between James K. Kamsickas and Dana Holding Corporation. Filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

10.2**
Form of Proprietary Interest Protection and Non-Solicitation Agreement. Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

10.3**	Dana Limited Supplemental Executive Retirement Plan. Filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.
10.4**	Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.10 to Registrant's Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.5**	Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed as Exhibit 4.3 to Registrant’s Form S-8 Registration Statement dated May 2, 2012, and incorporated herein by reference.
10.6**	Form of Indemnification Agreement. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
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

10.10**
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
10.14**
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

10.17**	Dana Holding Corporation Executive Perquisite Plan. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference.
10.18**	Dana Holding Corporation Executive Severance Plan. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 24, 2008, and incorporated herein by reference.
10.19
Revolving Credit and Guaranty Agreement, dated as of June 9, 2016, among Dana Holding Corporation, as borrower, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, and the other lenders party thereto. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 9, 2016, and incorporated herein by reference.

10.20
Revolving Facility Security Agreement, dated as of June 9, 2016, from Dana Holding Corporation and the other guarantors referred to therein, as grantors, to Citibank, N.A., as collateral agent. Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated June 9, 2016, and incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges. Filed with this Report.
21	List of Consolidated Subsidiaries of Dana Incorporated. Filed with this Report.
23	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.
101
The following materials from Dana Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements, filed herewith.

**	Management contract or compensatory plan required to be filed as part of an exhibit pursuant to Item 15(b) of Form 10-K.