Form 10-Q
period 2017-03-31
DANA INC
filed 2017-05-02
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2017
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
  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)			Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 144,559,475 shares of the registrant’s common stock outstanding at April 21, 2017.

DANA INCORPORATED – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated
Consolidated Statement of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$1,701	$1,449
Costs and expenses
Cost of sales	1,438	1,250
Selling, general and administrative expenses	121	98
Amortization of intangibles	2	2
Restructuring charges, net	2	1
Other expense, net	(9)	(2)
Income before interest and income taxes	129	96
Interest income	3	3
Interest expense	27	27
Income before income taxes	105	72
Income tax expense	30	24
Equity in earnings of affiliates	5
Net income	80	48
Less: Noncontrolling interests net income	5	3
Less: Redeemable noncontrolling interest net income
Net income attributable to the parent company	$75	$45

Net income per share attributable to the parent company
Basic	$0.52	$0.30
Diluted	$0.51	$0.30

Weighted-average common shares outstanding
Basic	144.6	149.4
Diluted	145.9	149.9

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net income	$80	$48
Other comprehensive income (loss), net of tax:
Currency translation adjustments	30	30
Hedging gains and losses	(4)	3
Investment and other gains and losses		2
Defined benefit plans	5	7
Other comprehensive income	31	42
Total comprehensive income	111	90
Less: Comprehensive income attributable to noncontrolling interests	(7)	(4)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	1
Comprehensive income attributable to the parent company	$105	$86

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Balance Sheet (Unaudited)
(In millions, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$423	$707
Marketable securities	31	30
Accounts receivable
Trade, less allowance for doubtful accounts of $7 in 2017 and $6 in 2016	1,009	721
Other	129	110
Inventories
Raw materials	376	321
Work in process and finished goods	438	317
Other current assets	98	78
Total current assets	2,504	2,284
Goodwill	134	90
Intangibles	180	109
Deferred tax assets	578	588
Other noncurrent assets	60	226
Investments in affiliates	158	150
Property, plant and equipment, net	1,676	1,413
Total assets	$5,290	$4,860

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$213	$69
Accounts payable	1,028	819
Accrued payroll and employee benefits	150	149
Taxes on income	22	15
Other accrued liabilities	203	201
Total current liabilities	1,616	1,253
Long-term debt, less debt issuance costs of $20 in 2017 and $21 in 2016	1,623	1,595
Pension and postretirement obligations	569	565
Other noncurrent liabilities	255	205
Total liabilities	4,063	3,618
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	44
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,541,593 and 143,938,280 shares outstanding	2	2
Additional paid-in capital	2,334	2,327
Retained earnings	82	195
Treasury stock, at cost (6,957,065 and 6,812,784 shares)	(86)	(83)
Accumulated other comprehensive loss	(1,254)	(1,284)
Total parent company stockholders' equity	1,078	1,157
Noncontrolling interests	105	85
Total equity	1,183	1,242
Total liabilities and equity	$5,290	$4,860

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$80	$48
Depreciation	49	41
Amortization of intangibles	3	2
Amortization of deferred financing charges	1	1
Earnings of affiliates, net of dividends received	(5)	2
Stock compensation expense	4	2
Deferred income taxes	10	4
Pension contributions, net	(2)	(7)
Change in working capital	(133)	(128)
Other, net	4	8
Net cash provided by (used in) operating activities	11	(27)

Investing activities
Purchases of property, plant and equipment	(96)	(71)
Acquisition of businesses, net of cash acquired	(184)	(18)
Purchases of marketable securities	(11)	(12)
Proceeds from sales of marketable securities		3
Proceeds from maturities of marketable securities	13	8
Other	(4)	(2)
Net cash used in investing activities	(282)	(92)

Financing activities
Net change in short-term debt	(1)	11
Proceeds from long-term debt		32
Repayment of long-term debt	(17)	(24)
Dividends paid to common stockholders	(9)	(9)
Distributions to noncontrolling interests	(1)	(1)
Repurchases of common stock		(28)
Other	2	(1)
Net cash used in financing activities	(26)	(20)

Net decrease in cash and cash equivalents	(297)	(139)
Cash and cash equivalents – beginning of period	707	791
Effect of exchange rate changes on cash balances	13	17
Cash and cash equivalents – end of period	$423	$669

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$106	$45

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions

3.	Disposal Groups

4.	Goodwill and Other Intangible Assets

5.	Restructuring of Operations

6.	Stockholders' Equity

7.	Redeemable Noncontrolling Interest

8.	Earnings per Share

9.	Stock Compensation

10.	Pension and Postretirement Benefit Plans

11.	Marketable Securities

12.	Financing Agreements

13.	Fair Value Measurements and Derivatives

14.	Commitments and Contingencies

15.	Warranty Obligations

16.	Income Taxes

17.	Other Expense, Net

18.	Segments

19.	Equity Affiliates

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our 2016 Form 10-K.

We have added the subtotal "Income before interest and income taxes" to our consolidated statement of operations. Interest income, interest expense and loss on extinguishment of debt are presented below the new subtotal but above the subtotal "Income before income taxes." Interest income was previously included in Other expense, net. Prior year amounts have been reclassified to conform to the 2017 presentation.

Recently adopted accounting pronouncements

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory, guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. GAAP had prohibited the recognition in earnings of current and deferred income taxes for an intra-entity transfer until the asset was sold to an outside party or recovered through use. This amendment simplifies the accounting by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance, which requires modified retrospective application, becomes effective January 1, 2018 with early adoption permitted in 2017 prior to the issuance of interim financial statements. We adopted this guidance effective January 1, 2017. The adoption of the new guidance resulted in a decrease in Other current assets of $10, a decrease in Other noncurrent assets of $169 and a decrease in Retained earnings at January 1, 2017 of $179.

We also adopted the following standards during the first quarter of 2017, none of which had a material impact on our financial statements or financial statement disclosures:

Standard		Effective Date
2016-07	Investments – Equity Method and Joint Ventures – Simplifying the Transition to the Equity Method of Accounting	January 1, 2017
2016-06	Derivatives and Hedging – Contingent Put and Call Options in Debt Instruments	January 1, 2017
2016-05	Derivatives and Hedging – Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	January 1, 2017
2015-11	Inventory – Simplifying the Measurement of Inventory	January 1, 2017

Recently issued accounting pronouncements

In March 2017, the FASB issued ASU 2017-07, Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, guidance that requires entities to present the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the income statement line items where they report compensation cost. Entities will present all other components of net benefit cost outside operating income, if this subtotal is presented. The rules related to the timing of when costs are recognized or how they are measured have not changed. This amendment only impacts where those costs are reflected within the income statement. In addition, only the service cost component will be eligible for capitalization in inventory and other assets. This guidance becomes effective January 1, 2018. Early adoption is permitted. We do not expect this guidance to have a material impact on our consolidated financial statements in the near term as the service components and related net periodic benefit costs are not significantly different.

In January 2017, the FASB issued ASU 2017-04, Goodwill – Simplifying the Test for Goodwill Impairment, guidance that simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill impairment test. The new guidance quantifies goodwill impairment as the amount by which the carrying amount of a reporting unit, including goodwill, exceeds its fair value, with the impairment loss limited to the total amount of goodwill allocated to that reporting unit. This guidance becomes effective January 1, 2020 and will be applied on a prospective basis. Early adoption is permitted for impairment tests performed after January 1, 2017. We do not expect the adoption of this guidance to impact our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business, guidance that revises the definition of a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill impairment and consolidation. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the asset acquired would not represent a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. The new guidance provides a framework to evaluate when an input and a substantive process are present. This guidance becomes effective January 1, 2018. Early adoption is permitted.

In November 2016, the FASB released ASU 2016-18, Statement of Cash Flows – Restricted Cash, guidance that addresses the diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance becomes effective January 1, 2018 and must be applied on a retrospective basis. This guidance is not expected to have a material impact on our consolidated statement of cash flows.

In August 2016, the FASB released ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, guidance intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. This guidance becomes effective January 1, 2018 and must be applied on a retrospective basis. This guidance is not expected to have a material impact on our consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments, new guidance for the accounting for credit losses on certain financial instruments. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This guidance, which becomes effective January 1, 2020, is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, its new lease accounting standard. The primary focus of the standard is on the accounting by lessees. This standard requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease) on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern in the income statement. Quantitative and qualitative disclosures are required to provide insight into the extent of revenue and expense recognized and expected to be recognized from leasing arrangements. Approximately three-fourths of our global lease portfolio represents leases of real estate, including manufacturing, assembly and office facilities, while the remainder represents leases of personal property, including manufacturing, material handling and IT equipment. Many factors will impact the ultimate measurement of the lease obligation to be recognized upon adoption, including our assessment of the likelihood of renewal of leases that provide such an option. We continue to evaluate the impact this guidance will have on our consolidated financial statements. This guidance becomes effective January 1, 2019 with early adoption permitted.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, an amendment that addresses the recognition, measurement, presentation and disclosure of certain financial instruments. Investments in equity securities currently classified as available-for-sale and carried at fair value, with changes in fair value reported in other comprehensive income (OCI), will be carried at fair value determined on an exit price notion and changes in fair value will be reported in net income. The new guidance also affects the assessment of deferred tax assets related to available-for-sale securities, the accounting for liabilities for which the fair value option is elected and the disclosures of financial assets and financial liabilities in the notes to the financial statements. This guidance, which becomes effective January 1, 2018, is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue – Revenue from Contracts with Customers, guidance that requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration a company expects to be entitled to in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective January 1, 2018 for Dana. The guidance allows for either a full retrospective or a modified retrospective transition method. We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance we generally recognize revenue when products are shipped and risk of loss has transferred to the customer. Under the proposed requirements, the customized nature of some of our products and contractual provisions in many of our customer contracts that provide us with an enforceable right to payment, may require us to recognize revenue prior to the product being shipped to the customer. We are also assessing pricing provisions contained in certain of our customer contracts. Pricing provisions contained in some of our customer contracts represent variable consideration or may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under current guidance. In addition, we are evaluating how the new guidance may impact our accounting for customer tooling, engineering and design services and pre-production costs. We continue to evaluate the impact this guidance will have on our financial statements.

Note 2. Acquisitions

USM – Warren — On March 1, 2017, we acquired certain assets and liabilities relating to the Warren, Michigan production unit of U.S. Manufacturing Corporation (USM). The production unit acquired is in the business of manufacturing axle housings, extruded tubular products and machined components for the automotive industry. The acquisition will increase Dana's revenue from light and commercial vehicle manufacturers and will vertically integrate a significant element of Dana's supply chain. It also provides Dana with new lightweight product and process technologies.

USM contributed certain assets and liabilities relating to its Warren, Michigan production unit to Warren Manufacturing LLC (USM – Warren), a newly created legal entity, and Dana acquired all of the company units of USM – Warren. The company units were acquired by Dana free and clear of any liens. We paid $104 at closing, including $25 to effectively settle trade payable obligations originating from product purchases Dana made from USM prior to the acquisition, and have recorded a receivable of $1 to reflect purchase price adjustments determined under the terms of the agreement. The acquisition has been accounted for as a business combination. The purchase consideration and the preliminary allocation to the acquisition date fair values of the assets acquired are presented in the following table:

Total purchase consideration	$78

Accounts receivable - Trade	17
Inventories	9
Other current assets	4
Goodwill	4
Intangibles	33
Property, plant and equipment	50
Accounts payable	(35)
Accrued payroll and employee benefits	(3)
Other accrued liabilities	(1)
Total purchase consideration allocation	$78

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

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce and is deductible for tax purposes. Intangibles includes $30 allocated to customer relationships and $3 allocated to developed technology. We used the relief from royalty method, an income approach, to value developed technology. We used the multi-period excess earnings method, an income approach, to value customer relationships. We used a replacement cost method to value fixed assets. The developed technology and customer relationship intangible assets are being amortized on a straight-line basis over eighteen and eleven years, respectively, and property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from one to twelve years.

The results of operations of the business are reported in our Light Vehicle operating segment from the date of acquisition. As a result of the acquisition, we incurred transaction related expenses totaling $1, which were charged to Other expense, net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented. During the first quarter of 2017, the business contributed sales of $11 and a de minimis net loss.

BFP and BPT — On February 1, 2017, we acquired 80% ownership interests in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) from Brevini Group S.p.A. (Brevini). The acquisition expands our Off-Highway operating segment product portfolio to include technologies for tracked vehicles, doubling our addressable market for off-highway driveline systems and establishing Dana as the only off-highway solutions provider that can manage the power to both move the equipment and perform its critical work functions. This acquisition also brings a platform of technologies that can be leveraged in our light and commercial-vehicle end markets, helping to accelerate our hybridization and electrification initiatives.

We paid $181 at closing, using cash on hand, and intend to refinance debt assumed in the transaction during the first half of 2017. The purchase price is subject to adjustment upon determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. The terms of the agreement provide Dana the right to call half of Brevini’s noncontrolling interests in BFP and BPT, and Brevini the right to put half of its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call right, after the 2017 BFP and BPT financial statements have been approved by the board of directors. Further, Dana has the right to call Brevini’s remaining noncontrolling interests in BFP and BPT, and Brevini the right to put its remaining noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call right, after the 2019 BFP and BPT financial statements have been approved by the board of directors. The call and put prices are based on the amount Dana paid to acquire its initial 80% interest in BFP and BPT subject to adjustment based on the actual EBITDA and free cash flows, as defined in the agreement, of BFP and BPT.

Total purchase consideration	$181

Cash and cash equivalents	$75
Accounts receivable - Trade	74
Accounts receivable - Other	10
Inventories	137
Other current assets	6
Goodwill	39
Intangibles	41
Deferred tax assets	1
Other noncurrent assets	4
Property, plant and equipment	146
Notes payable, including current portion of long-term debt	(131)
Accounts payable	(51)
Accrued payroll and employee benefits	(14)
Other accrued liabilities	(19)
Long-term debt	(51)
Pension and postretirement obligations	(12)
Other noncurrent liabilities	(15)
Redeemable noncontrolling interest	(45)
Noncontrolling interests	(14)
Total purchase consideration allocation	$181

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

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce, is not deductible for tax purposes and will be assigned to and evaluated for impairment at the operating segment level. Intangibles includes $29 allocated to customer relationships and $12 allocated to trademarks and trade names. We used the multi-period excess earnings method, an income approach, to value the customer relationships. We used the relief from royalty method, an income approach, to value customer trademarks and trade names. We used a replacement cost method to value fixed assets. We used a discounted cash flow approach to value the redeemable noncontrolling interests, inclusive of the put and call provisions. We used both discounted cash flow and cost approaches to value the noncontrolling interests. The customer relationships and trademarks and trade names intangible assets are being amortized on a straight-line basis over 17 years, and property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from three to 30 years.

The results of operations of the businesses are reported in our Off-Highway operating segment from the date of acquisition. As a result of the acquisition, we incurred transaction related expenses totaling $6, which were charged to Other expense, net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented. During the first quarter of 2017, the businesses contributed sales of $69 and a net loss of $2.

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

The results of operations of the business are reported in our Commercial Vehicle operating segment from the date of acquisition. As a result of the acquisition, we incurred transaction related expenses totaling $5 during 2016, which were charged to Other expense, net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented.

Magnum — On January 29, 2016, we acquired the aftermarket distribution business of Magnum® Gaskets (Magnum), a U.S.-based supplier of gaskets and sealing products for automotive and commercial-vehicle applications, for a purchase price of $18 at closing and additional cash payments of up to $2 contingent upon the achievement of certain sales metrics over a future two-year period. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $1. Assets acquired included trademarks and trade names, customer relationships and goodwill. The results of operations of Magnum are reported within our Power Technologies operating segment. We acquired Magnum using cash on hand. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented.

Note 3. Disposal Groups

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

Note 4. Goodwill and Other Intangible Assets

Goodwill — The change in the carrying amount of goodwill in 2017 is due to currency fluctuation and the acquisitions of USM – Warren and 80% interests in BFP and BPT. See Note 2 for additional information.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2016	$—	$6	$78	$6	$90
Acquisitions	4		39		43
Currency impact		1			1
Balance, March 31, 2017	$4	$7	$117	$6	$134

Components of other intangible assets —

		March 31, 2017			December 31, 2016
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$92	$(84)	$8	$88	$(83)	$5
Trademarks and trade names	15	18	(2)	16	6	(2)	4
Customer relationships	8	449	(378)	71	389	(374)	15
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$644	$(464)	$180	$568	$(459)	$109

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at March 31, 2017 were as follows: Light Vehicle — $55, Commercial Vehicle — $36, Off-Highway — $76 and Power Technologies — $13.

Amortization expense related to amortizable intangible assets —

	Three Months Ended March 31,
	2017	2016
Charged to cost of sales	$1	$—
Charged to amortization of intangibles	2	2
Total amortization	$3	$2

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2017 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2017	2018	2019	2020	2021
Amortization expense	$9	$9	$8	$7	$7

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

During the first quarter of 2017, we continued to execute our previously announced actions. Restructuring expense during the first quarter of 2017 was $2 and primarily represented continuing exit costs.

During the first quarter of 2016, restructuring expense of $1 also primarily represented continuing exit costs associated with previously announced actions.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2016	$32	$6	$38
Charges to restructuring	—	2	2
Cash payments	(12)	(2)	(14)
Balance at March 31, 2017	$20	$6	$26

At March 31, 2017, the accrued employee termination benefits include costs to reduce approximately 400 employees to be completed over the next year. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at March 31, 2017.

	Expense Recognized			Future Cost to Complete
	Prior to 2017	2017	Total to Date
Light Vehicle	$10	$1	$11	$1
Commercial Vehicle	41	1	42	14
Off-Highway	6		6
Total	$57	$2	$59	$15

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a quarterly cash dividend of six cents per share of common stock in the first quarter of 2017. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — Our Board of Directors approved a common stock share repurchase program up to $1,700 on January 11, 2016. The program expires on December 31, 2017. Approximately $219 remained available under the program for future share repurchases as of March 31, 2017.

Changes in equity —

	2017			2016
Three Months Ended March 31,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, December 31	$1,157	$85	$1,242	$728	$103	$831
Adoption of ASU 2016-16 tax adjustment, January 1, 2017	(179)		(179)			—
Net income	75	5	80	45	3	48
Other comprehensive income	30	2	32	41	1	42
Common stock dividends	(9)		(9)	(9)		(9)
Distributions to noncontrolling interests		(1)	(1)		(1)	(1)
Common stock share repurchases			—	(28)		(28)
Increase from business combination		14	14			—
Stock compensation	7		7	2		2
Stock withheld for employee taxes	(3)		(3)	(1)		(1)
Balance, March 31	$1,078	$105	$1,183	$778	$106	$884

See Note 1 for additional information about adoption of new accounting guidance on January 1, 2017.

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, December 31, 2016	$(646)	$(34)	$—	$(604)	$(1,284)
Other comprehensive income (loss):
Currency translation adjustments	34				34
Holding loss on net investment hedge	(5)				(5)
Holding gains and losses		(12)			(12)
Reclassification of amount to net income (a)		6			6
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				8	8
Tax (expense) benefit		2		(3)	(1)
Other comprehensive income (loss)	29	(4)	—	5	30
Balance, March 31, 2017	$(617)	$(38)	$—	$(599)	$(1,254)

Balance, December 31, 2015	$(608)	$(4)	$2	$(564)	$(1,174)
Other comprehensive income (loss):
Currency translation adjustments	29				29
Holding gains and losses		1	2		3
Reclassification of amount to net income (a)		2			2
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				7	7
Other comprehensive income	29	3	2	7	41
Balance, March 31, 2016	$(579)	$(1)	$4	$(557)	$(1,133)
(a) Foreign currency contract and investment reclassifications are included in Other expense, net.
(b) See Note 10 for additional details.

Note 7. Redeemable Noncontrolling Interest

In connection with the acquisition of a controlling interest in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) from Brevini Group S.p.A. (Brevini) on February 1, 2017, we recognized $45 for Brevini's 20% redeemable noncontrolling interest. The terms of the agreement provide Dana the right to call Brevini's noncontrolling interests in BFP and BPT, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement. The call and put prices are based on the amount Dana paid to acquire its initial ownership interest in BFP and BPT subject to adjustment based on the actual EBITDA and free cash flows, as defined in the agreement, of BFP and BPT. See Note 2 for additional information.

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values (i.e., the "floor"). Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings and are included as an adjustment to net income available to parent company stockholders in the calculation of earnings per share. There were no current period adjustments to reflect a redemption value in excess of carrying value. See Note 8.

Reconciliation of changes in redeemable noncontrolling interest —

Three months ended March 31,	2017
Balance, December 31	$—
Initial fair value of redeemable noncontrolling interest of acquired business	45
Comprehensive income (loss) adjustments:
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(1)
Retained earnings adjustments:
Adjustments to redemption value	—
Balance, March 31	$44

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended March 31,
	2017	2016
Net income attributable to the parent company - Numerator basic	$75	$45
Less: Redeemable noncontrolling interest adjustment to redemption value	—
Net income available to common stockholders - Numerator diluted	$75	$45

Denominator:
Weighted-average shares outstanding - Basic	144.6	149.4
Employee compensation-related shares, including stock options	1.3	0.5
Weighted-average shares outstanding - Diluted	145.9	149.9

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.5 million and 1.9 million CSEs from the calculations of diluted earnings per share in 2017 and 2016 as the effect of including them would have been anti-dilutive.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2017.

	Granted (In millions)	Grant Date Fair Value*
RSUs	0.7	$19.51
PSUs	0.3	$18.63
* Weighted-average per share

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified return on invested capital targets and specified margin targets, with an even distribution between the two targets. We estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the awards are not dividend protected.

We received $4 of cash from the exercise of stock options related to 0.3 million shares. We paid $1 of cash to settle RSUs and issued 0.4 million shares of common stock based on the vesting of RSUs during 2017. We recognized stock compensation expense of $4 and $2 during the first quarter of 2017 and 2016. At March 31, 2017, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $36. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2017		2016		OPEB - Non-U.S.
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	2017	2016
Interest cost	$13	$2	$13	$2	$1	$1
Expected return on plan assets	(21)	(1)	(23)	(1)
Service cost		1		1
Amortization of net actuarial loss	6	2	5	2
Net periodic benefit cost (credit)	$(2)	$4	$(5)	$4	$1	$1

Pension expense for 2017 increased modestly versus the same period in 2016 as a result of a lower assumed return on plan assets and an increase in amortization of the net actuarial loss in the U.S.

Note 11. Marketable Securities

	March 31, 2017			December 31, 2016
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$2	$—	$2	$2	$—	$2
Corporate securities	3		3	2		2
Certificates of deposit	22		22	22		22
Other	4		4	4		4
Total marketable securities	$31	$—	$31	$30	$—	$30

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities are primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less and after one year through five years totals $22 and $5 at March 31, 2017.

Note 12. Financing Agreements

Long-term debt at —

			March 31, 2017		December 31, 2016
	Interest Rate		Principal	Unamortized Debt Issue Costs	Principal	Unamortized Debt Issue Costs
Senior Notes due September 15, 2021	5.375%		$450	$(5)	$450	$(5)
Senior Notes due September 15, 2023	6.000%		300	(4)	300	(4)
Senior Notes due December 15, 2024	5.500%		425	(5)	425	(6)
Senior Notes due June 1, 2026	6.500%	*	375	(6)	375	(6)
Other indebtedness			202		120
Total			$1,752	$(20)	$1,670	$(21)

*
In conjunction with the issuance of the June 2026 Notes we entered into two 10-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the June 2026 Notes to euro-denominated debt at a fixed rate of 5.140%. See Note 13 for additional information.

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions, capital lease obligations, the unamortized fair value adjustment related to a terminated interest rate swap and the financial liability related to a build-to-suit lease. The increase in other indebtedness during the first quarter of 2017 is primarily due to our acquisition of BPT and BFP. See Note 2 for additional information regarding the acquisition and Note 13 for additional information on the terminated interest rate swap.

Senior notes — On April 4, 2017, Dana Financing Luxembourg S.à r.l., a wholly-owned subsidiary of Dana, issued $400 in senior notes (April 2025 Notes) at 5.750%. The April 2025 Notes were issued through a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the Securities Act). The April 2025 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and, outside the United States, only to non-U.S. investors in reliance on Regulation S under the Securities Act. The April 2025 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on April 15 and October 15 of each year, beginning on October 15, 2017. The April 2025 Notes will mature on April 15, 2025. Net proceeds of the offering totaled $394. Financing costs of $6 will be recorded as deferred costs and amortized to interest expense over the life of the notes. The proceeds from the offering will be used to repay indebtedness of our BPT and BFP subsidiaries and indebtedness of a wholly-owned subsidiary in Brazil and to redeem $100 of our September 2021 Notes. In conjunction with the issuance of the April 2025 Notes, we entered into eight-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 13 for additional information.

At any time prior to April 15, 2020, we may redeem up to 35% of the aggregate principal amount of the April 2025 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 105.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 50% of the original aggregate principal amount of the April 2025 Notes remains outstanding after the redemption.

Prior to April 15, 2020, we may redeem some or all of the April 2025 Notes at a redemption price of 100.000% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and the risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

We may redeem some or all of the April 2025 Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on April 15 in the years set forth below:

Year	Redemption Price
2020	104.313%
2021	102.875%
2022	101.438%
2023	100.000%
2024	100.000%

During April 2017, we redeemed $100 of our September 2021 Notes pursuant to a tender offer at a weighted average price equal to 104.031% plus accrued and unpaid interest. The $5 loss on extinguishment of debt to be recorded in April 2017 includes the redemption premium and transaction costs associated with the tender offer and the write-off of $1 of previously deferred financing costs associated with the September 2021 Notes.

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

As of March 31, 2017, we had no outstanding borrowings under the Revolving Facility and we had utilized $23 for letters of credit. We had availability at March 31, 2017 under the Revolving Facility of $477 after deducting outstanding borrowings and letters of credit.

Debt covenants — At March 31, 2017, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 13. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	March 31, 2017	December 31, 2016
Available-for-sale securities	Marketable securities	1	$4	$4
Available-for-sale securities	Marketable securities	2	27	26
Currency forward contracts
Cash flow hedges	Accounts receivable other	2	3	2
Cash flow hedges	Other accrued liabilities	2	—	4
Undesignated	Accounts receivable other	2	2	1
Undesignated	Other accrued liabilities	2	1	1
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	29	12
Undesignated	Other accrued liabilities	2	2	3

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,550	$1,608	$1,550	$1,612
Other indebtedness*	202	185	120	101
Total	$1,752	$1,793	$1,670	$1,713

*
The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap at both dates. The carrying value and fair value also include a financial liability associated with a build-to-suit lease arrangement at both dates.

The fair value of our senior notes is estimated based upon a market approach (Level 2) while the fair value of our other indebtedness is based upon an income approach (Level 2). See Note 12 for additional information about financing agreements.

Fair value measurements on a nonrecurring basis — Certain assets are measured at fair value on a nonrecurring basis. These are long-lived assets that are subject to fair value adjustments only in certain circumstances. These assets include intangible assets and property, plant and equipment which may be written down to fair value when they are held for sale or as a result of impairment.

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of March 31, 2017, no fixed-to-floating interest rate swaps remain outstanding. However, a $7 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at March 31, 2017. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the quarter ended March 31, 2017.

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

During February 2017, in conjunction with the issuance of an aggregate $15 of U.S. dollar-denominated short-term notes payable by one of our Brazilian subsidiaries (the "Brazilian Notes"), we executed fixed-to-fixed cross-currency swaps with the same critical terms as the Brazilian Notes. Additionally, in conjunction with the issuance of €281 of euro-denominated intercompany notes payable, issued by certain of our Luxembourg subsidiaries (the "Luxembourg Intercompany Notes") and payable to USD-functional Dana, Inc., we executed fixed-to-fixed cross-currency swaps with the same critical terms as the Luxembourg Intercompany Notes. The risk management objective of these swaps is to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the U.S. dollar / Brazilian real and euro / U.S. dollar exchange rates associated with the forecasted principal and interest payments on the respective underlying instruments.

During March 2017, in conjunction with the planned April 2017 issuance of the $400 of U.S. dollar-denominated April 2025 Notes by euro-functional Dana Financing Luxembourg S.à r.l., we executed fixed-to-fixed cross-currency swaps with the same critical terms as the April 2025 Notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the U.S. dollar / euro exchange rates associated with the forecasted principal and interest payments.

During May 2016, in conjunction with the issuance of the $375 of U.S. dollar-denominated June 2026 Notes by euro-functional Dana Financing Luxembourg S.à r.l., we executed fixed-to-fixed cross-currency swaps with the same critical terms as the June 2026 Notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the U.S. dollar / euro exchange rates associated with the forecasted principal and interest payments.

All of the underlying designated financial instruments, and any subsequent replacement debt, have been designated as the hedged items in each respective cash flow hedge relationship, as shown in the table below. Designated as cash flow hedges of the forecasted principal and interest payments of the underlying designated financial instruments, or subsequent replacement debt, all of the swaps economically convert the underlying designated financial instruments into the functional currency of each respective holder. The impact of the interest rate differential between the inflow and outflow rates on all fixed-to-fixed cross-currency swaps is recognized during each period as a component of interest expense.

Summary of Fixed-to-Fixed Cross-Currency Swaps —

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Designated Notional Amount	Traded Amount		Inflow Rate	Outflow Rate
Outstanding at March 31, 2017
June 2026 Notes	Payable	$375	6.50%	$375		€338	6.50%	5.14%
Brazilian Notes	Payable	$15	3.80%	$15	R$	47	3.80%	13.58%
Luxembourg Intercompany Notes	Receivable	€281	3.91%	€281		$300	6.00%	3.91%

Issued during April 2017
April 2025 Notes	Payable	$400	5.75%	$400		€371	5.75%	3.85%

All of the swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the underlying designated financial instruments. Based on our qualitative assessment that the critical terms of all of the underlying designated financial instruments and all of the associated swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As effective cash flow hedges, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying designated financial instruments. See Note 12 for additional information about the June 2026 Notes and the April 2025 Notes.

In the event our ongoing assessment demonstrates that the critical terms of either the swaps or the underlying designated financial instruments have changed, or that there have been adverse developments regarding counterparty risk, we will use the long haul method to assess ineffectiveness of the hedging relationship. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings. During the first quarter of 2017, deferred losses of $11 associated with all of the fixed-to-fixed cross-currency swaps were recorded in OCI and reflect the net impact of a $17 unfavorable change in the fair value of the swaps and a $6 reclassification from AOCI to earnings. The reclassification from AOCI to earnings represents an offset to a foreign exchange remeasurement gain on all of the designated debt instruments outstanding during the quarter ended March 31, 2017.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $200 at March 31, 2017 and $143 at December 31, 2016. The total notional amount of outstanding foreign currency swaps, including but not limited to the fixed-to-fixed cross-currency swaps, was $1,129 at March 31, 2017 and $571 at December 31, 2016.

The following currency derivatives were outstanding at March 31, 2017:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$91	$—	$91	Jun-18
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	26	4	30	Jun-18
British pound	U.S. dollar, Euro	3		3	May-18
Swedish krona	Euro	19		19	May-18
South African rand	U.S. dollar, Euro, Thai baht		9	9	Sep-17
Thai baht	U.S. dollar, Australian dollar		4	4	Jun-17
Canadian dollar	U.S. dollar		15	15	Jun-18
Brazilian real	Euro		2	2	Mar-18
Indian rupee	U.S. dollar, British pound, Euro		27	27	Jun-18
Total forward contracts		139	61	200

U.S. dollar	Euro, Canadian dollar	300	20	320	Sep-23
Euro	U.S. dollar, British pound	775	18	793	Jun-26
Brazilian real	U.S. dollar	15		15	Feb-18
South African rand	U.S. dollar		1	1	Sep-17
Total currency swaps		1,090	39	1,129
Total currency derivatives		$1,229	$100	$1,329

Cash flow hedges — With respect to contracts designated as cash flow hedges, changes in fair value during the period in which the contracts remain outstanding are reported in OCI to the extent such contracts remain effective. Effectiveness is measured by using regression analysis to determine the degree of correlation between the change in the fair value of the derivative instrument and the change in the associated foreign currency exchange rates. Changes in fair value of contracts not designated as cash flow hedges or as net investment hedges are recognized in Other expense, net in the period in which the changes occur. Realized gains and losses from currency-related forward contracts, including those that have been designated as cash flow hedges and those that have not been designated, are recognized in Other expense, net.

Net investment hedges — We periodically designate derivative contracts or underlying non-derivative financial instruments as net investment hedges. With respect to contracts designated as net investment hedges, we apply the forward method, but for non-derivative financial instruments designated as net investment hedges, we apply the spot method. Under both methods, we report changes in fair value in the cumulative translation adjustment (CTA) component of OCI during the period in which the contracts remain outstanding to the extent such contracts and non-derivative financial instruments remain effective.

During the first quarter of 2017, we designated the principal amount of an existing non-derivative Mexican peso-denominated intercompany note payable (the "MXN-denominated intercompany note") by Dana European Holdings Luxembourg S.à r.l. to Dana de Mexico Corporacion S. de R.L. de C.V., one of our Mexican subsidiaries, as a net investment hedge of the equivalent portion of the investment in the associated Mexican operations. At March 31, 2017, the principal amount of the MXN-denominated intercompany note is 1,465 Mexican pesos, or approximately $78.

During the first quarter of 2017, we recorded a deferred loss of $5 in the CTA component of OCI associated with the MXN-denominated intercompany note. Amounts recorded in CTA remain deferred in AOCI until such time as the investments in the associated subsidiaries are substantially liquidated. See also Note 6.

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges of forecasted transactions are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to March 31, 2017 exchange rates. Deferred gains of $3 at March 31, 2017 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $2 at December 31, 2016. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during the first quarter of 2017.

Note 14. Commitments and Contingencies

Product liabilities — We had accrued $4 and $5 for product liability costs at March 31, 2017 and December 31, 2016 and $4 for an expected recovery from third parties at both dates. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $7 at March 31, 2017 and $8 at December 31, 2016. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$66	$56
Acquisitions	8
Amounts accrued for current period sales	7	7
Adjustments of prior estimates	3	5
Settlements of warranty claims	(12)	(10)
Currency impact	1	1
Balance, end of period	$73	$59

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

We have generally not recognized tax benefits on losses generated in several entities where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest expense for the periods presented herein is not significant.

We reported income tax expense related to operations of $30 and $24 for the quarters ended March 31, 2017 and 2016. Our effective tax rates were 29% and 33% in 2017 and 2016, respectively, with $3 from the amortization of the prepaid tax asset increasing the rate in 2016. Our effective income tax rates vary from the U.S. federal statutory rate of 35% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $2 and $1 in 2017 and 2016 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $2 and $1 during 2017 and 2016 related to the actual transfer of funds to the U.S. and transfers of funds between foreign subsidiaries.

The adoption of new accounting guidance at the beginning of 2017 resulted in the $179 write-off of certain tax assets, primarily a prepaid tax recorded in conjunction with the intercompany sale of certain operating assets to a non-U.S. affiliate in 2015. See Note 1 for additional information.

Note 17. Other Expense, Net

	Three Months Ended March 31,
	2017	2016
Government grants and incentives	$2	$1
Foreign exchange loss	(2)	(2)
Strategic transaction expenses	(11)	(2)
Insurance and other recoveries		1
Other, net	2
Other expense, net	$(9)	$(2)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including integration costs. The increase in strategic transaction expenses in 2017 is primarily attributable to our acquisitions of BFP and BPT from Brevini and USM – Warren from USM. See Note 2 for additional information.

Note 18. Segments

We are a global provider of high-technology products to virtually every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive and motion products (axles, driveshafts, planetary hub drives, power-transmission products, tire-management products, and transmissions); sealing solutions (gaskets, seals, heat shields, and fuel-cell plates); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, and exhaust-gas heat recovery); and fluid-power products (pumps, valves, motors, and controls). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four operating segments – Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Drive and Motion Technologies (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. These operating segments have global responsibility and accountability for business commercial activities and financial performance.

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

Segment information —

	2017			2016
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$761	$29	$89	$613	$32	$58
Commercial Vehicle	329	23	28	333	22	26
Off-Highway	328	8	45	241	9	32
Power Technologies	283	4	50	262	3	35
Eliminations and other		(64)			(66)
Total	$1,701	$—	$212	$1,449	$—	$151

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended March 31,
	2017	2016
Segment EBITDA	$212	$151
Corporate expense and other items, net	(7)	(3)
Depreciation	(49)	(41)
Amortization of intangibles	(3)	(2)
Restructuring	(2)	(1)
Stock compensation expense	(4)	(2)
Strategic transaction expenses	(11)	(2)
Acquisition related inventory adjustments	(6)
Other items	(1)	(4)
Distressed supplier costs		(1)
Amounts attributable to previously divested/closed operations		1
Interest expense	(27)	(27)
Interest income	3	3
Income before income taxes	105	72
Income tax expense	30	24
Equity in earnings of affiliates	5
Net income	$80	$48

Note 19. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at March 31, 2017 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$88
Bendix Spicer Foundation Brake, LLC	20%	49
Axles India Limited	48%	8
Taiway Ltd.	14%	5
All others as a group		6
Investments in equity affiliates		156
Investments in affiliates carried at cost		2
Investments in affiliates		$158

Summarized financial information for DDAC —

	Three Months Ended March 31,
	2017	2016
Sales	$190	$120
Gross profit	$24	$10
Income (loss) before income taxes	$8	$(3)
Net income (loss)	$7	$(2)
Dana's equity in earnings (loss) of affiliate	$3	$(2)

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive and motion products (axles, driveshafts, planetary hub drives, power-transmission products, tire-management products, and transmissions); sealing solutions (gaskets, seals, heat shields, and fuel-cell plates); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, and exhaust-gas heat recovery); and fluid-power products (pumps, valves, motors, and controls). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Drive and Motion Technologies (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At March 31, 2017, we employed approximately 27,900 people, operated in 34 countries and had more than 100 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017		2016
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$761	44.8%	$613	42.3%
Commercial Vehicle	329	19.3%	333	23.0%
Off-Highway	328	19.3%	241	16.6%
Power Technologies	283	16.6%	262	18.1%
Total	$1,701		$1,449

See Note 18 to our consolidated financial statements in Item 1 of Part I for further financial information about our operating segments.

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

In addition to Asia, we see further growth opportunity in Eastern Europe where we've commenced construction of a new gear manufacturing facility in Hungary. This will be our third facility in the country and will give us the capability to cost effectively manufacture gears, one of our core technologies, and efficiently service our customers within the region.

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

We have taken advantage of the lower interest rate environment to refinance our senior notes at lower rates while extending the maturities. In December 2014 and the first quarter of 2015, we completed the redemption of notes maturing in 2019, replacing them with notes maturing in 2024. During the second quarter of 2016, we redeemed notes maturing in 2021, replacing them with notes maturing in 2026. In April 2017, we completed a $400 note offering, the proceeds of which will be used to extend maturities on nearly $400 of indebtedness at significantly lower interest rates.

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

Acquisitions

BFP and BPT — On February 1, 2017, we acquired 80% ownership interests in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) from Brevini Group S.p.A. (Brevini). The acquisition expands our Off-Highway operating segment product portfolio to include technologies for tracked vehicles, doubling our addressable market for off-highway driveline systems and establishing Dana as the only off-highway solutions provider that can manage the power to both move the equipment and perform its critical work functions. This acquisition also brings a platform of technologies that can be leveraged in our light and commercial vehicle end markets, helping to accelerate our hybridization and electrification initiatives. The acquisition is expected to add approximately $350 of sales and $35 of adjusted EBITDA in 2017.

We paid $181 at closing using cash on hand and assumed debt of $182 as part of the transaction. The purchase price is subject to adjustment upon determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. The terms of the agreement provide Dana the right to call Brevini's noncontrolling interests in BFP and BPT, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of these businesses are reported within our Off-Highway operating segment.

USM – Warren — On March 1, 2017, we completed the purchase of Warren Manufacturing LLC (USM – Warren), which holds certain assets and liabilities of the former Warren, Michigan production unit of U.S. Manufacturing Corporation (USM). With this transaction, we acquired proprietary tube-manufacturing processes and light-weighting intellectual property for axle tubes and shafts. Significant content was previously purchased from USM. Vertically integrating this content strengthens the supply chain for several of our most strategic customers. The new product and process technologies for light-weighting will assist our customers in achieving their sustainability and fuel efficiency goals. The USM – Warren operation employs approximately 800 people and is expected to contribute approximately $75 of sales and $15 of adjusted EBITDA in 2017.

We paid $104 for this business at closing, including $25 to effectively settle trade payable obligations originating from product purchases Dana made from USM prior to the acquisition. The purchase price is subject to customary post-closing adjustments for working capital and other items, which we currently estimate will reduce the purchase price by $1. No debt was assumed with this transaction which was funded using cash on hand. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of the USM – Warren business are reported within our Light Vehicle operating segment.

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

As part of the acquisition, we added two manufacturing facilities and approximately 1,400 employees. The strategic assets were acquired by Dana free and clear of any liens, claims or encumbrances, and without assumption of any legacy liabilities of SIFCO. We had sales of $86 in 2016 resulting from business conducted under the previous supply agreement with SIFCO. The additional business relationships obtained as a result of the acquisition are expected to generate incremental sales of approximately $50 at current production levels.

The SIFCO purchase price was $69, with the payment of $9 of the purchase price deferred until December 2017 pending any claims under indemnification provisions of the purchase agreement. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of the SIFCO related business are reported within our Commercial Vehicle operating segment.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2017 Outlook			2016	2015
North America
Light Truck (Full Frame)	4,200	to	4,300	4,450	4,136
Light Vehicle Engines	15,800	to	16,200	15,849	15,474
Medium Truck (Classes 5-7)	235	to	250	233	237
Heavy Truck (Class 8)	190	to	210	228	323
Agricultural Equipment	50	to	60	53	58
Construction/Mining Equipment	150	to	160	150	158
Europe (including Eastern Europe)
Light Truck	9,300	to	9,500	9,313	8,546
Light Vehicle Engines	23,800	to	24,300	23,364	22,570
Medium/Heavy Truck	440	to	470	471	434
Agricultural Equipment	190	to	210	193	202
Construction/Mining Equipment	290	to	310	290	299
South America
Light Truck	1,000	to	1,050	980	940
Light Vehicle Engines	2,000	to	2,100	2,141	2,439
Medium/Heavy Truck	75	to	85	70	88
Agricultural Equipment	25	to	35	29	32
Construction/Mining Equipment	10	to	15	10	13
Asia-Pacific
Light Truck	26,500	to	27,500	27,448	24,160
Light Vehicle Engines	50,000	to	51,500	50,524	47,209
Medium/Heavy Truck	1,450	to	1,550	1,661	1,383
Agricultural Equipment	680	to	720	648	676
Construction/Mining Equipment	380	to	410	396	405

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to increased light vehicle sales and production levels in North America. Overall economic conditions in North America continue to be relatively favorable with improving employment levels and upward trending consumer confidence. There continues, however, to be considerable uncertainty with the recent transition to new government leadership in the United States, and the potential impact on the economy of future actions initiated by the new administration. The North America light vehicle market is beginning to show signs of weakening demand levels. Strong sales levels the past few years have significantly addressed built-up demand to replace older vehicles. Increasing interest rates, high levels of consumer debt and declining used car prices are developments that are likely to constrict demand for new vehicles. To date, these effects have been most notable in passenger car sales. While first-quarter 2017 light vehicle sales increased about 2% from 2016, passenger car sales declined by about 4% from the first quarter of 2016. Helped by continued low fuel prices, light truck market demand continued to be relatively strong in this year's first quarter, with sales up 7% compared to last year. Many of our programs are focused in the full frame light truck segment. Sales in this segment were up about 5%. Production levels were reflective of the stronger light vehicle sales. Production of approximately 4.5 million light vehicles in the first quarter of 2017 was 2% higher than in 2016, with passenger car production down 4% and light truck production 5% higher. Light vehicle engine production was impacted more by developments in the passenger car segment and down 1% from last year's first quarter. In the key full frame light truck segment, first-quarter 2017 production levels increased about 5% compared to the same period of 2016. Days’ supply of total light vehicles in the U.S. at the end of March 2017 was around 72 days, up from 62 days at the end of December 2016 and 66 days at the end of March 2016. In the full frame light truck segment, inventory levels increased to 83 days at the end of March 2017, up from 65 days at the end of December 2016 and 76 days at the end of March 2016.

For the remainder of 2017, we expect a generally solid economic climate in North America. However, with the strength in this market the past couple years, we believe slightly lower production levels are likely. Our full year 2017 outlook for light vehicle engine production is 15.8 to 16.2 million units, flat to an increase of 2% compared with 2016. In the full frame light truck segment where the past two years have been especially strong, our 2017 production outlook is 4.2 to 4.3 million units, a decrease of 3 to 6% from 2016.

Medium/heavy vehicle markets — The commercial vehicle market is similarly impacted by many of the same macroeconomic developments impacting the light vehicle market. Strong production levels in the heavy truck segment in 2014 and first half of 2015 led to more trucks than required for freight demand. As a consequence, production levels in 2016 and 2017 have been scaled back. Class 8 production in the first quarter of 2017 is down approximately 26% from first-quarter 2016 production levels. Demand and production levels in the medium duty segment have been aligned and relatively stable, more commensurate with the relatively slow, steady economic growth in North America. Medium duty Classes 5-7 truck production in this year's first quarter was down about 4% compared with the first three months of 2016.

Class 8 order levels have been improving in recent months, and production levels for the remainder of the year are expected to improve sequentially from this year's first quarter. Although we have maintained our February outlook for full year 2017 Class 8 production at 190 to 210 million units, we currently expect that production will be nearer the high end of the range, comparable to the 2016 build level. In the medium duty segment, we expect 2017 production to be in the range of 235,000 to 250,000 units, comparable to up about 7% from 2016.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 4% in 2016 after increasing 5% in 2015, and light truck production being higher by 9 to 10% in each of the past two years. Overall market improvement continued in the first quarter of 2017 as light vehicle engine production increased about 7% and light truck production was up about 13% compared to the first three months of last year. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region. At present, we expect overall stable to improving economic conditions across the entire region in 2017. Our full year 2017 outlook for light vehicle engines and light trucks is unchanged from February, with production levels expected to be up 2 to 4% for light vehicle engines and flat to up 2% for light trucks. The economic climate in most South America markets the past few years has been weak, volatile and challenging. After significant production declines in 2014 and 2015, there were signals of the demand levels having bottomed out in 2016. Production levels in the first quarter of 2017 were reflective of a potentially improving market. This year's first- quarter light vehicle engine production was up 12% compared to the same period in 2016 and light truck production was higher by about 25%. Pending further evidence of sustained improvement our full year 2017 outlook for South America light vehicle markets is unchanged from February, with light truck production up 2 to 7% and light vehicle engine production down 2 to 7% compared with 2016. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 8% in 2015 and was up another 14% in 2016, while light vehicle engine production increased 2% in 2015 and another 7% in 2016. This year's first quarter exhibited signs of continuing growth in the region. First quarter 2017 light vehicle engine build increased 4% and light truck production was higher by 7% when compared with the same period last year. Our full year 2017 outlook for the Asia Pacific light vehicle markets has light truck production flat to down 4% and light vehicle engine production down 1% to up 2% compared with 2016.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets, albeit with improvements in the medium/heavy truck market being a little slower to manifest. Signs of a strengthening European market emerged in 2015 and 2016 with medium/heavy truck production increasing about 9% each year. Market strengthening continued in the first quarter of 2017 with first quarter production increasing by 5% compared with the same period last year. Our full year outlook is unchanged from February, reflecting 2017 medium/heavy truck production being flat to down 7% compared to last year. A weakening South America economic climate beginning in 2014 led to medium/heavy truck production declining 47% in 2015 and another 20% in 2016. As with the light vehicle markets, we have begun to see some signs of improving economic conditions in the region. First-quarter 2017 medium/heavy truck production was up 5% from the same period last, and we believe continuing improvement is likely as we move through 2017. Our full year 2017 outlook is unchanged at 75,000 to 85,000 units, an increase of 7 to 21% from 2016. A stronger than expected China market and an improving India market contributed to higher medium/heavy truck production in the Asia Pacific region of about 20% in 2016. Production in this year's first quarter was especially strong – up 32% from the first quarter of last year. This year's strong first quarter was driven in part by impending regulations in China that limit axle load and weight which accelerated buying during the last half of 2016 and into 2017 prior to the new regulations becoming effective. We expect to see lower second half 2017 production and have maintained our February outlook with medium/heavy truck production outlook for the region being about 7 to 13% lower than 2016.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with approximately 75% of its sales coming from Europe and 15% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments which have been relatively weak over the past few years. Global demand in the agriculture market was down about 11% in 2014, 7% in 2015 and 5% in 2016. The construction/mining segment weakened about 4% in 2014, 11% in 2015 and 3% in 2016. During this year's first quarter, we experienced an uplift in overall market demand. Although we've maintained our full year outlooks, we believe the high end of outlooks are now more likely.

Foreign Currency and Brexit Effects

Weaker international currencies relative to the U.S. dollar have had a significant impact on our sales and results of operations the past few years. The United Kingdom's decision to exit the European Union ("Brexit") has provided further uncertainty and potential volatility around European currencies, along with uncertain effects of future trade and other cross-border activities of the United Kingdom with the European Union and other countries. With new government leadership in the U.S. assuming control in early 2017, there is added uncertainly around future economic and trade policy and its potential impact on the U.S. dollar relative to other currencies. Approximately 54% of our consolidated first-quarter 2017 sales were outside the U.S., with euro zone countries, Mexico, Brazil and the United Kingdom accounting for approximately 42%, 8%, 8% and 6% of our non-U.S. sales. The potential impact of future U.S. economic and trade policy has led to significant weakening of the Mexican peso against the U.S. dollar since the U.S. presidential election in November 2016. Although sales in Argentina and South Africa are each less than 5% of our non-U.S. sales, exchange rate movements of those countries have also significantly impacted sales. Translation of our international activities at average exchange rates in 2015 as compared to average rates in 2014 reduced sales by $516, with $268 attributable to a weaker euro and $91 to a weaker Brazil real. In 2016, weaker international currencies reduced sales by another $173. A weaker Argentine peso, British pound, Mexican peso, South African rand and Brazilian real reduced sales by $70, $23, $19, $18 and $11. The euro was relatively stable in 2016. Weaker international currencies are expected to be a headwind to sales again in 2017. First-quarter 2017 sales were adversely impacted by $6 due to currency translation as compared to the same period in 2016, with a weaker euro, British pound and Mexican peso being partially offset by a stronger Brazilian real. Based on our current sales and exchange rate outlook, which includes a somewhat stronger Brazilian real than previously forecast, we expect the full year 2017 impact of currency translation to reduce sales by about $75. Our 2017 outlook is based on an assumed euro/U.S. dollar rate of 1.05 to 1.10, a U.S. dollar/Brazil real rate of 3.50 to 4.00, a British pound/U.S. dollar rate of 1.20 to 1.30 and a U.S. dollar/Mexican peso rate of 20.00 to 22.00. At sales levels in our current outlook for 2017, a 5% movement on the euro would impact our annual sales by approximately $65 to $75. A 5% change on the Brazil real, British pound, Mexican peso, Thailand baht and China yuan rates would impact our annual sales in each of those countries by approximately $10 to $20.

Brazil Market

The Brazil market is an important market for our Commercial Vehicle segment, representing about 17% of this segment's first-quarter 2017 sales. Our medium/heavy truck sales in Brazil account for more than 75% of our total sales in the country. Reduced market demand resulting from the weak economic environment in Brazil in 2015 led to production levels in the light vehicle and medium/heavy duty truck markets that were lower by about 22% and 44% from 2014. Continued weakness in 2016 resulted in further reductions in medium/heavy truck production of about 20% and a light vehicle production decline of around 10%. As a consequence, sales by our operations in Brazil for 2016 approximated $200, down from about $500 in 2014. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions the past two years and continue to trim costs to the extent practicable. As discussed in Note 2 to our consolidated financial statements in Item 1, we completed a transaction in December 2016 that provided us with the underlying assets and personnel supporting our pre-existing business with a supplier along with some incremental business. With this transaction, we have enhanced our competitive position in the market and should benefit significantly in future years as the Brazilian markets rebound. As indicated above, first quarter 2017 vehicle production levels in South America were higher than the same period of last year. Brazil was a significant contributor to that performance with light truck production in this year's first quarter being higher by more than 30% and medium/heavy truck production being up about 3%. The first-quarter performance is an indication perhaps of the onset of improving market conditions in Brazil.

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

Higher commodity prices increased our costs by approximately $5 in the first quarter of 2017, while in the same period of 2016 lower commodity prices decreased costs by $7. Material recovery and other pricing actions increased first-quarter 2017 sales by $2 and reduced last year's first quarter sales by $8.

Sales, Earnings and Cash Flow Outlook

	2017 Outlook	2016	2015
Sales	$6,200 - $6,400	$5,826	$6,060
Adjusted EBITDA	$695 - $725	$660	$652
Net cash provided by operating activities	$410 - $450	$384	$406
Purchases of property, plant and equipment	$350 - $370	$322	$260
Free Cash Flow	$50 - $90	$62	$146

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

During the past two years, weaker international currencies relative to the U.S. dollar were the most significant factor reducing our sales. The sales reduction attributable to currency during 2015 and 2016 was $689. Adjusted for currency and divestiture effects, sales in the past two years were relatively comparable, with new customer programs largely offsetting the impacts of overall weaker end user demand across our global businesses. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. Our February outlook for full year 2017 sales included the Brevini acquisition which closed February 1, 2017. Our net new business backlog will increase sales by about $175, with overall stronger market demand also expected to contribute to higher sales. Partially offsetting these increases are currency headwinds from further weakening of international currencies against the U.S. dollar that are currently expected to reduce 2017 sales by about $75. With the closing of the USM transaction on March 1, 2017, we have maintained our February outlook at $6,200 to $6,400, but now expect to be at the high end of the range.

Adjusted EBITDA margin as a percent of sales has remained relatively constant at around 11% despite certain markets being weak and volatile. Where practicable, we have aligned our cost with weaker demand levels in certain markets. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. Further margin improvement beyond 2017 is anticipated as we expect to see increased end user demand in certain markets, along with continued benefit from additional new business and cost reduction actions. As with sales, we have maintained our February outlook for full year 2017 Adjusted EBITDA, but with the closure of the USM transaction this past quarter, we currently expect to be near the upper end of the range.

We have generated positive free cash flow the past three years while increasing capital spending to support organic business growth through launching new business with customers. Free cash flow in 2015 declined from the previous year due to lower earnings and increased capital spend to support new program launches, with lower cash taxes and restructuring payments providing a partial offset. Reduced free cash flow in 2016 is primarily attributable to our continued success in being awarded significant new customer programs. Although many of the recent program wins are not scheduled to begin production until 2018, these programs required capital investment beginning in 2016. As such, cash used for capital investments in 2016 was $62 higher than in 2015. An elevated level of capital spending will continue into 2017, with such expenditures expected to approximate $350 to $370. The USM transaction resulted in first-quarter 2017 free cash flow being reduced by $25 as a portion of the cash paid at closing was treated as having effectively settled trade payables owed to USM for product purchases prior to the acquisition. As such, we now expect to be nearer the low end of our February outlook for full year 2017 free cash flow. The higher level of earnings in our businesses for the year will largely offset the increased level of capital spend, resulting in 2017 free cash flow that is relatively comparable to the preceding year. The higher level of capital spend in recent years associated with increased new program launches is expected to dissipate after 2017.

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

Summary Consolidated Results of Operations (Year-to-Date, 2017 versus 2016)

	Three Months Ended March 31,
	2017		2016
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,701		$1,449		$252
Cost of sales	1,438	84.5%	1,250	86.3%	188
Gross margin	263	15.5%	199	13.7%	64
Selling, general and administrative expenses	121	7.1%	98	6.8%	23
Amortization of intangibles	2		2		—
Restructuring charges, net	2		1		1
Other expense, net	(9)		(2)		(7)
Income before interest and income taxes	129		96		33
Interest income	3		3		—
Interest expense	27		27		—
Income before income taxes	105		72		33
Income tax expense	30		24		6
Equity in earnings of affiliates	5				5
Net income	80		48		32
Less: Noncontrolling interests net income	5		3		2
Less: Redeemable noncontrolling interests net income					—
Net income attributable to the parent company	$75		$45		$30

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended March 31,			Amount of Change Due To
	2017	2016	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$902	$782	$120	$(3)	$17	$106
Europe	489	410	79	(12)	50	41
South America	106	66	40	10	11	19
Asia Pacific	204	191	13	(1)	2	12
Total	$1,701	$1,449	$252	$(6)	$80	$178

Sales in the first quarter of 2017 were $252 higher than in 2016. Weaker international currencies decreased sales by $6. The acquisitions of BFP, BPT, SIFCO, USM – Warren and Magnum in 2016 and 2017 generated a quarter-over-quarter increase in sales of $91, with the divestiture of Nippon Reinz providing a reduction of $11. A volume-related organic sales increase of $178 resulted primarily from stronger light truck markets, strengthening global Off-Highway demand and contributions from new business. Reduced demand levels in the North America commercial vehicle market provided a partial offset to the volume-related organic increase.

The North America organic sales increase of 14% was driven principally by stronger production levels on certain of our key light truck programs. Partially offsetting the higher light vehicle demand was a decline in medium/heavy truck production of about 15%.

Excluding currency effects, principally from a weaker euro and British pound, and the increased sales of $50 attributable to the BFP and BPT acquisitions, first-quarter 2017 sales in Europe were 10% higher than in 2016. As a result of improving market conditions in Europe, each of our operating segments experienced increased sales from higher production/demand levels.

South America sales in the first quarter of 2017 benefited from a stronger Brazil real and increased sales from the SIFCO acquisition. Excluding these effects, sales were up 29% from the first quarter of 2016. The organic sales increase in the region was driven largely by stronger production levels, with light truck production up about 25% and medium/heavy truck production higher by 5%.

Asia Pacific sales in this year's first quarter were 7% higher than the same period of 2016. The organic sales increase of 6% in this region was due primarily to stronger light vehicle production levels and off-highway segment demand, along with contributions from new customer programs.

Cost of sales and gross margin — Cost of sales for the first quarter of 2017 increased $188, or 15%, when compared to 2016. Similar to the factors affecting sales, the increase was primarily due to higher overall sales volumes and the inclusion of acquired businesses. Cost of sales as a percent of 2017 sales was 180 basis points lower than in the previous year. Cost of sales attributed to net acquisitions, which included $6 of the incremental cost assigned to inventory as part of business combination accounting, amounted to $72, or 90.0% of the sales of those businesses. Excluding the effects of acquisitions and divestitures, cost of sales as percent of sales declined from 86.2% of sales in the first quarter of 2016 to 84.2% of sales in 2017 – a reduction of 200 basis points. This reduction in cost of sales as a percent of sales was largely attributable to better cost absorption as the higher sales volume prompted increases in manufacturing activity. Cost of sales also benefited from material cost savings of approximately $17, which more than offset an increase in material commodity prices of $5.

Gross margin of $263 for 2017 increased $64 from 2016. Gross margin as a percent of sales was 15.5% in 2017, 180 basis points higher than in 2016. Acquisitions net of divestitures added $8 of gross margin. The margin improvement as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2017 were $121 (7.1% of sales) as compared to $98 (6.8% of sales) in 2016. SG&A attributed to net acquisitions was $13. Excluding the increase associated with acquisitions and divestitures, SG&A expenses as a percent of sales were comparable with the same period of 2016. Of the $10 million year-over-year first-quarter increase exclusive of net acquisitions, salary and benefits expenses were $5 higher, while selling and other discretionary spending increased $5.

Amortization of intangibles — The increase in amortization of intangibles acquired as part of the acquisitions completed in late 2016 and the first quarter of 2017 was offset by reduced expense from fully amortized intangibles.

Restructuring charges — Restructuring charges in both periods relate to previously announced restructuring actions.

Other expense, net — The following table shows the major components of other expense, net.

	Three Months Ended March 31,
	2017	2016
Government grants and incentives	$2	$1
Foreign exchange loss	(2)	(2)
Strategic transaction expenses	(11)	(2)
Insurance recoveries		1
Other	2
Other expense, net	$(9)	$(2)

The higher level of strategic transaction expenses in 2017 is primarily attributable to the Brevini and USM transactions which were completed in the first quarter of 2017. See Note 17 to our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $3 in both 2017 and 2016. Interest expense was $27 in both 2017 and 2016. A lower average interest rate on borrowings was offset by higher average debt levels in 2017. Average debt levels were higher in the first quarter of 2017 than in last year's first quarter, in part due to debt of $182 assumed in connection with the Brevini acquisition. As discussed in Note 12 to our consolidated financial statements in Item 1 of Part I, Dana Financing Luxembourg S.à r.l. issued $375 of its June 2026 Notes on May 27, 2016 and we redeemed $350 of our February 2021 Notes on June 23, 2016. In conjunction with the issuance of the June 2026 Notes, we entered into two 10-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the June 2026 Notes to euro-denominated debt at a fixed rate of 5.140%. Through intercompany financing arrangements and associated fixed-to-fixed cross-currency swaps in the first quarter of 2017, we effectively converted the fixed U.S. dollar rate on our September 2023 Notes to a fixed euro rate of 3.91%. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.9% and 6.5% in 2017 and 2016.

Income tax expense — Income taxes expense for the first quarter was $30 in 2017 and $24 in 2016, resulting in effective tax rates of 29% and 33%, respectively. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. Jurisdictions with effective tax rates lower than the U.S. tax rate of 35% decreased the overall effective rate in both years. Tax expense in 2016 included $3 of amortization of a prepaid tax asset related to an intercompany transaction completed in 2015. As disclosed in Note 1 of the consolidated financial statements in Item 1 of Part I, we adopted new accounting guidance in 2017 which resulted in the prepaid tax asset at the beginning of 2017 being written off directly to retained earnings. Accordingly, there is no amortization expense relating to the prepaid tax asset in 2017.

In countries where our history of operating losses did not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. Following the release of valuation allowances on our U.S. deferred tax assets in the fourth quarter of 2016, tax effects relating to U.S. income in 2017 are no longer being offset by adjustments to the valuation allowance.

Equity in earnings of affiliates — Net earnings from equity investments was $5 in 2017 compared with de minimis earnings in 2016. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) were $3 in 2017 and $2 in 2016. Our share of Dongfeng Dana Axle Co., Ltd. (DDAC) operating results was $3 in 2017 and a loss of $2 in 2016.

Noncontrolling interests net income — The increased level of earnings attributable to noncontrolling interests is generally attributable to increased earnings of the consolidated operations that are less than wholly-owned. The redeemable noncontrolling interest relates to the Brevini business we acquired in the first quarter of 2017 on which we have a call option as described more fully in Note 2 of the consolidated financial statements in Item 1 of Part I.

Segment Results of Operations (2017 versus 2016)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$613	$58	9.5%
Volume and mix	152	25
Performance	2	12
Currency effects	(6)	(6)
2017	$761	$89	11.7%

Light Vehicle sales in 2017 were reduced by currency translation effects, primarily as a result of a weaker Mexico peso and British pound. The acquisition of USM at March 1, 2017 contributed $11 to sales. Exclusive of currency and acquisition effects, first-quarter 2017 sales were 23% higher than in the first quarter of last year. The volume-related increases were driven primarily by stronger production levels in all regions. North America full frame light truck production in 2017 was up 5%, although a number of our key programs in this segment were up more significantly. Light truck production in Europe, South America and Asia Pacific was stronger by 13%, 25% and 7% compared to 2016. Sales in this segment also benefited from new customer programs, including $24 relating to a program previously supported by our Commercial Vehicle segment that moved to Light Vehicle in mid-2016 when the axle used to support the program was replaced with an axle produced by the Light Vehicle segment. Customer pricing and cost recovery impacts increased quarter-over-quarter sales by $2.

Light Vehicle segment EBITDA of $89 in 2017 was $31 higher than in the same period of 2016. Higher sales volumes from overall stronger production levels and new business provided a benefit of $25, while currency effects, inclusive of transaction losses, reduced segment EBITDA by $6. The year-over-year performance-related earnings improvement was driven by $8 from material savings, pricing and recovery net of increased commodity costs. Start-up and launch-related costs reduced segment EBITDA by $7. Net cost reductions and other items increased earnings by $11.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$333	$26	7.8%
Volume and mix	(14)	(8)
Performance	3	14
Currency effects	7	(4)
2017	$329	$28	8.5%

Currency effects which increased sales in the first quarter of 2017 were primarily due to a year-over-year stronger Brazil real. The acquisition of the SIFCO business late in 2016 contributed $10 to first-quarter 2017 sales. After adjusting for the effects of currency and acquisitions, 2016 sales in our Commercial Vehicle segment decreased 6% compared to 2016. The volume-related reduction was primarily attributable to lower sales in North America where Class 8 production was down about 26%, medium duty Classes 5-7 production was down 4% and a program having sales of $24 was transfered to the Light Vehicle segment who began supplying the axle for the program in mid-2016. Stronger end market demand in Brazil and Europe provided a partial offset to lower North America sales.

Commercial Vehicle segment EBITDA of $28 was $2 higher than in 2016. Lower sales volumes reduced 2016 segment EBITDA by $8. Currency effects reduced segment EBITDA due to the translation of losses at a stronger Brazil real and to currency transaction losses. More than offsetting the effects of lower volume was improved year-over-year performance-related segment EBITDA of $14, resulting from lower warranty expense of $6, customer pricing and recovery of $3, net material cost savings of $2, and other net cost reduction of $3.

Off-Highway

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$241	$32	13.3%
Volume and mix	26	6
Acquisition of BFP and BPT	69	6
Performance	(3)	1
Currency effects	(5)
2017	$328	$45	13.7%

Currency effects, primarily from a weaker euro, reduced sales by $5. The acquisition of the Brevini business on February 1, 2017 added sales of $69 to the first quarter of 2017. After adjusting sales for these two items, first-quarter 2017 sales were higher by 10% compared to 2016, primarily from higher global end-market demand.

Off-Highway segment EBITDA of $45 in 2017 was up $13 from 2016, primarily from the acquisition of Brevini and increased sales volume. The performance-related earnings improvement was principally from year-over-year material cost savings of $4 which more than offset reduced customer pricing and other items.

Power Technologies

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$262	$35	13.4%
Volume and mix	23	11
Performance		4
Currency effects	(2)
2017	$283	$50	17.7%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects and a reduction of $10 attributable to the Nippon Reinz divestiture in the fourth quarter of 2016, sales in the first quarter of 2017 increased 13%, primarily due to overall stronger market demand and new customer programs.

Segment EBITDA of $50 in 2017 was $15 higher than in 2016, driven primarily by higher sales volumes. Performance-related segment EBITDA improved in 2017 due principally to net material cost savings and other cost reductions.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2017	2016
Net income	$80	$48
Equity in earnings of affiliates	5
Income tax expense	30	24
Income before income taxes	105	72
Depreciation and amortization	52	43
Restructuring	2	1
Interest expense, net	24	24
Other*	22	8
Adjusted EBITDA	$205	$148

*
Other includes stock compensation expense, strategic transaction expenses, distressed supplier costs, amounts attributable to previously divested/closed operations, acquisition related inventory adjustments and other items.  See Note 18 to our consolidated financial statements in Item 1 of Part I for additional details.

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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$11	$(27)
Purchases of property, plant and equipment	(96)	(71)
Free cash flow	$(85)	$(98)

Liquidity

The following table provides a reconciliation of our liquidity, a non-GAAP measure, to cash and cash equivalents at March 31, 2017:

Cash and cash equivalents	$423
Less: Deposits supporting obligations	(6)
Available cash	417
Additional cash availability from revolving facility	477
Marketable securities	31
Total liquidity	$925

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion.

The components of our March 31, 2017 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$68	$231	$299
Cash and cash equivalents held as deposits		6	6
Cash and cash equivalents held at less than wholly-owned subsidiaries	4	114	118
Consolidated cash balance	$72	$351	$423

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

In April 2017, Dana Financing Luxembourg S.à r.l. completed the issuance of $400 of its April 2025 Notes. Net proceeds of the offering totaled $394. The net proceeds from the offering will be used to repay indebtedness of our BPT and BFP subsidiaries and indebtedness of a wholly-owned subsidiary in Brazil and to redeem $100 of our September 2021 Notes. The $100 of September 2021 Notes were extinguished in April 2017 pursuant to a tender offer at a weighted average price equal to 104.031% plus accrued and unpaid interest.

At March 31, 2017, we had no outstanding borrowings under the Revolving Facility and we had utilized $23 for letters of credit. We had availability at March 31, 2017 under the Revolving Facility of $477 after deducting outstanding borrowings and letters of credit.

At March 31, 2017, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

We did not repurchase any shares during the first quarter of 2017 under our existing $1,700 common stock share repurchase program. Approximately $219 remains available under the program for future share repurchases.

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

Cash Flow

	Three Months Ended March 31,
	2017	2016
Cash used for changes in working capital	$(133)	$(128)
Other cash provided by operations	144	101
Net cash provided by (used in) operating activities	11	(27)
Net cash used in investing activities	(282)	(92)
Net cash used in financing activities	(26)	(20)
Net decrease in cash and cash equivalents	$(297)	$(139)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $144 and $101 in 2017 and 2016. The year-over-year increase in other cash provided by operations is primarily attributable to higher operating earnings in 2017. Partially offsetting the stronger earnings performance were increased first-quarter 2017 payments for restructuring actions and transaction costs associated with acquisitions.

Working capital used cash of $133 and $128 in 2017 and 2016. Cash of $189 and $132 was used to finance increased receivables in 2017 and 2016. The higher level of cash required for receivables in 2017 was due primarily to higher year-over-year first-quarter sales. Cash of $20 and $33 was used to fund higher inventory levels in 2017 and 2016. Partially offsetting cash used for higher receivables and inventory in both 2017 and 2016 was cash provided by increases in accounts payable and other net liabilities of $76 and $37. The cash provided by accounts payable in 2017 was reduced by a payment of $25 in connection with the USM – Warren acquisition to settle trade payable obligations at the date of closing.

Investing activities — Expenditures for property, plant and equipment were $96 and $71 in 2017 and 2016. During 2017, we paid $106, net of cash acquired, to acquire 80% ownership interests in BFP and BPT and $78 to acquire USM – Warren. During 2016, we paid $18 to acquire the aftermarket distribution business of Magnum. During 2017 and 2016, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2017, we made scheduled repayments of $5 at international locations and paid down $12 of BFP and BPT acquired indebtedness. During 2016, we made scheduled repayments of $24 and took out $32 of additional long-term debt at international locations. We used $9 for dividend payments to common stockholders in both 2017 and 2016. We used $28 to repurchase 2,264,692 common shares in 2016.

Off-Balance Sheet Arrangements

There have been no material changes at March 31, 2017 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2016 Form 10-K.

Contractual Obligations

The acquisition of 80% ownership interests in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) from Brevini Group S.p.A. (Brevini) in February 2017 included the assumption of approximately $324 of liabilities, increasing our contractual obligations at March 31, 2017 versus those reported in Item 7 of our 2016 Form 10-K. The terms of the related agreement provide Dana the right to call the noncontrolling interests in BFP and BPT held by Brevini, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement. The redemption value of the redeemable noncontrolling interests in BFP and BPT was $44 at March 31, 2017. See Notes 2 and 7 to our consolidated financial statements in Item 1 of Part I for additional information.

The issuance of $400 of 2025 Notes in early April 2017 and the subsequent use of the related proceeds to repay indebtedness will extend the maturities on nearly $400 of indebtedness at significantly lower interest rates. See Note 12 to our consolidated financial statements in Item 1 of Part I for additional information.

Contingencies

For a summary of litigation and other contingencies, see Note 14 to our consolidated financial statements in Item 1 of Part I. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. There have been no material changes in the application of our significant accounting policies or critical accounting estimates. Our significant accounting policies are described in Note 1 to our consolidated financial statements in Item 1 of Part I, as well as in Note 1 to our consolidated financial statements in Item 8 of our 2016 Form 10-K. Our critical accounting estimates are described in Item 7 of our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2017, we executed certain refinancing activities and entered into derivative instruments to manage our debt portfolio. In conjunction with the issuance of $15 of USD-denominated external short-term notes payable in Brazil and €281 of intercompany notes payable by two of our Luxembourg subsidiaries, we executed fixed-to-fixed cross swaps with the same critical terms as the underlying financial instruments. We also designated an existing MXN 1,465 intercompany note payable by USD-functional Dana European Holdings Luxembourg S.à r.l. as a net investment hedge of the equivalent portion of the investment in the operations of Dana de Mexico Corporacion.

During April 2017, we issued $400 of April 2025 Notes through a wholly-owned subsidiary, Dana Financing Luxembourg S.à r.l. In conjunction with the issuance, we executed three fixed-to-fixed cross-currency swaps with the same critical terms as the April 2025 Notes. We used the $394 of proceeds from the April 2025 Notes to repay a portion of the indebtedness of Brevini Fluid Power S.p.A. and Brevini Power Transmission S.p.A., to repay indebtedness of a subsidiary in Brazil and to redeem $100 of our September 2021 Notes. See Notes 12 and 13 to our consolidated financial statements in Item 1 of Part I for additional information.

Other than the refinancing activities described above, there have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2016 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2017, we acquired Warren Manufacturing LLC (USM – Warren) and 80% ownership interests in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) and are currently integrating USM – Warren, BFP and BPT into our operations, compliance programs and internal control processes. As permitted by SEC guidance, management intends to exclude USM – Warren, BFP and BPT from its assessment of internal controls over financial reporting as of December 31, 2017.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2016 Form 10-K for a more complete understanding of the matters covered by the certifications.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Note 14 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $1,400 to $1,700 on January 11, 2016. The share repurchase program expires on December 31, 2017. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. During the first quarter of 2017, there were no shares of our common stock repurchased under the program. Approximately $219 remained available under the program for future share repurchases as of March 31, 2017.

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	May 2, 2017	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
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

101
The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.