Form 10-Q
period 2017-06-30
DANA INC
filed 2017-07-31
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2017
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

Large accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Accelerated filer ☐	(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 144,683,448 shares of the registrant’s common stock outstanding at July 21, 2017.

DANA INCORPORATED – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated
Consolidated Statement of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,840	$1,546	$3,541	$2,995
Costs and expenses
Cost of sales	1,564	1,313	3,002	2,563
Selling, general and administrative expenses	133	106	254	204
Amortization of intangibles	3	2	5	4
Restructuring charges, net	10	5	12	6
Other income (expense), net		5	(9)	3
Income before interest and income taxes	130	125	259	221
Loss on extinguishment of debt	(6)	(17)	(6)	(17)
Interest income	2	2	5	5
Interest expense	27	30	54	57
Income before income taxes	99	80	204	152
Income tax expense	31	29	61	53
Equity in earnings of affiliates	5	4	10	4
Net income	73	55	153	103
Less: Noncontrolling interests net income	5	2	10	5
Less: Redeemable noncontrolling interests net loss	(3)		(3)
Net income attributable to the parent company	$71	$53	$146	$98

Net income per share available to common stockholders
Basic	$0.48	$0.36	$1.00	$0.66
Diluted	$0.47	$0.36	$0.99	$0.66

Weighted-average common shares outstanding
Basic	144.8	146.6	144.7	148.0
Diluted	146.2	147.0	146.1	148.4

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$73	$55	$153	$103
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(31)	(24)	(1)	6
Hedging gains and losses	5	(13)	1	(10)
Investment and other gains and losses		1		3
Defined benefit plans	5	6	10	13
Other comprehensive income (loss)	(21)	(30)	10	12
Total comprehensive income	52	25	163	115
Less: Comprehensive income attributable to noncontrolling interests	(6)	(2)	(13)	(6)
Less: Comprehensive loss attributable to redeemable noncontrolling interests			1
Comprehensive income attributable to the parent company	$46	$23	$151	$109

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Balance Sheet (Unaudited)
(In millions, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$568	$707
Marketable securities	36	30
Accounts receivable
Trade, less allowance for doubtful accounts of $8 in 2017 and $6 in 2016	1,061	721
Other	165	110
Inventories
Raw materials	404	321
Work in process and finished goods	448	317
Other current assets	93	78
Total current assets	2,775	2,284
Goodwill	136	90
Intangibles	180	109
Deferred tax assets	577	588
Other noncurrent assets	65	226
Investments in affiliates	156	150
Property, plant and equipment, net	1,708	1,413
Total assets	$5,597	$4,860

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$31	$69
Accounts payable	1,116	819
Accrued payroll and employee benefits	180	149
Taxes on income	35	15
Other accrued liabilities	225	201
Total current liabilities	1,587	1,253
Long-term debt, less debt issuance costs of $25 in 2017 and $21 in 2016	1,841	1,595
Pension and postretirement obligations	579	565
Other noncurrent liabilities	318	205
Total liabilities	4,325	3,618
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	46
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,656,276 and 143,938,280 shares outstanding	2	2
Additional paid-in capital	2,339	2,327
Retained earnings	143	195
Treasury stock, at cost (6,965,195 and 6,812,784 shares)	(86)	(83)
Accumulated other comprehensive loss	(1,279)	(1,284)
Total parent company stockholders' equity	1,119	1,157
Noncontrolling interests	107	85
Total equity	1,226	1,242
Total liabilities and equity	$5,597	$4,860

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$153	$103
Depreciation	104	84
Amortization of intangibles	6	4
Amortization of deferred financing charges	3	2
Call premium on debt	5	12
Write-off of deferred financing costs	1	5
Earnings of affiliates, net of dividends received	(2)	3
Stock compensation expense	10	7
Deferred income taxes	5	5
Pension contributions, net	(3)	(9)
Gain on sale of subsidiary	(3)
Change in working capital	(104)	(83)
Other, net	5	7
Net cash provided by operating activities	180	140

Investing activities
Purchases of property, plant and equipment	(169)	(130)
Acquisition of businesses, net of cash acquired	(184)	(18)
Purchases of marketable securities	(17)	(25)
Proceeds from sales of marketable securities	1	4
Proceeds from maturities of marketable securities	13	22
Proceeds from sale of subsidiary	3
Other	1	(3)
Net cash used in investing activities	(352)	(150)

Financing activities
Net change in short-term debt	(79)	12
Proceeds from long-term debt	400	441
Repayment of long-term debt	(288)	(376)
Call premium on debt	(5)	(12)
Deferred financing payments	(6)	(10)
Dividends paid to common stockholders	(17)	(18)
Distributions to noncontrolling interests	(3)	(3)
Repurchases of common stock		(81)
Other	1
Net cash provided by (used in) financing activities	3	(47)

Net decrease in cash and cash equivalents	(169)	(57)
Cash and cash equivalents – beginning of period	707	791
Effect of exchange rate changes on cash balances	30	11
Cash and cash equivalents – end of period	$568	$745

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$113	$64

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

We have added the subtotal "Income before interest and income taxes" to our consolidated statement of operations. Interest income, interest expense and loss on extinguishment of debt are presented below the new subtotal but above the subtotal "Income before income taxes." Interest income was previously included in Other income (expense), net. Prior year amounts have been reclassified to conform to the 2017 presentation.

In the third quarter of 2016, we identified an error attributable to our second quarter 2016 calculation of cash used for purchases of property, plant and equipment. While the error had no impact on the total net cash flows presented for the period it did result in a misclassification between net cash provided by operating activities and net cash used in investing activities. Purchases of property, plant and equipment previously presented for the six months ended June 30, 2016 have been reduced by $18 to reflect the correction with a corresponding offset to the change in working capital.

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

We also adopted the following standards during the first half of 2017, none of which had a material impact on our financial statements or financial statement disclosures:

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

Recently issued accounting pronouncements

In May 2017, the FASB issued ASU 2017-09, Stock Compensation – Scope of Modification Accounting, guidance that clarifies that all changes to share-based payment awards are not necessarily accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This guidance is effective prospectively beginning January 1, 2018. Early adoption is permitted. This guidance will apply to any future modifications. We do not expect this guidance to have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Goodwill – Simplifying the Test for Goodwill Impairment, guidance that simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill impairment test. The new guidance quantifies goodwill impairment as the amount by which the carrying amount of a reporting unit, including goodwill, exceeds its fair value, with the impairment loss limited to the total amount of goodwill allocated to that reporting unit. This guidance becomes effective for us January 1, 2020 and will be applied on a prospective basis. Early adoption is permitted for impairment tests performed after January 1, 2017. We do not expect the adoption of this guidance to impact our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue – Revenue from Contracts with Customers, guidance that requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration a company expects to be entitled to in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective January 1, 2018 for Dana. The guidance allows for either a full retrospective or a modified retrospective transition method. We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance we generally recognize revenue when products are shipped and risk of loss has transferred to the customer. Under the proposed requirements, the customized nature of some of our products and contractual provisions in certain of our customer contracts that provide us with an enforceable right to payment, may require us to recognize revenue prior to the product being shipped to the customer. We are also assessing pricing provisions contained in certain of our customer contracts. Pricing provisions contained in some of our customer contracts represent variable consideration or may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under current guidance. We continue to evaluate the impact this guidance will have on our financial statements.

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

The results of operations of the business are reported in our Light Vehicle operating segment from the date of acquisition. As a result of the acquisition, we incurred transaction related expenses totaling $4, which were charged to Other income (expense), net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented. During the first half of 2017, the business contributed sales of $41 and net income of $3.

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

We paid $181 at closing, using cash on hand, and refinanced a significant portion of the debt assumed in the transaction during the first half of 2017. The purchase price is subject to adjustment upon determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. The terms of the agreement provide Dana the right to call half of Brevini’s noncontrolling interests in BFP and BPT, and Brevini the right to put half of its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call right, after the 2017 BFP and BPT financial statements have been approved by the board of directors. Further, Dana has the right to call Brevini’s remaining noncontrolling interests in BFP and BPT, and Brevini the right to put its remaining noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call right, after the 2019 BFP and BPT financial statements have been approved by the board of directors. The call and put prices are based on the amount Dana paid to acquire its initial 80% interest in BFP and BPT subject to adjustment based on the actual EBITDA and free cash flows, as defined in the agreement, of BFP and BPT. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate currently being leased by BPT from a Brevini affiliate for €25 in the event that sale to a third party has not occurred by November 1, 2017.

Total purchase consideration	$181

Cash and cash equivalents	$75
Accounts receivable - Trade	74
Accounts receivable - Other	17
Inventories	137
Other current assets	6
Goodwill	32
Intangibles	41
Deferred tax assets	1
Other noncurrent assets	4
Property, plant and equipment	146
Notes payable, including current portion of long-term debt	(131)
Accounts payable	(51)
Accrued payroll and employee benefits	(14)
Other accrued liabilities	(19)
Long-term debt	(51)
Pension and postretirement obligations	(12)
Other noncurrent liabilities	(15)
Redeemable noncontrolling interest	(45)
Noncontrolling interests	(14)
Total purchase consideration allocation	$181

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

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce, is not deductible for tax purposes and will be assigned to and evaluated for impairment at the operating segment level. Intangibles includes $29 allocated to customer relationships and $12 allocated to trademarks and trade names. We used the multi-period excess earnings method, an income approach, to value the customer relationships. We used the relief from royalty method, an income approach, to value customer trademarks and trade names. We used a replacement cost method to value fixed assets. We used a discounted cash flow approach to value the redeemable noncontrolling interests, inclusive of the put and call provisions. We used both discounted cash flow and cost approaches to value the noncontrolling interests. The customer relationships and trademarks and trade names intangible assets are being amortized on a straight-line basis over seventeen years, and property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from three to fifteen years.

The results of operations of the businesses are reported in our Off-Highway operating segment from the date of acquisition. As a result of the acquisition, we incurred transaction related expenses totaling $7, which were charged to Other income (expense), net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented. During the first half of 2017, the businesses contributed sales of $179 and a net loss of $13, inclusive of a restructuring charge recorded in the second quarter of 2017. See Note 5 for more information.

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

The purchase consideration and the related allocation to the acquisition date fair values of the assets acquired are presented in the following table:

Purchase price, cash consideration	$60
Purchase price, deferred consideration	10
Total purchase consideration	$70

Accounts receivable - Trade	$1
Accounts receivable - Other	1
Inventories	10
Goodwill	7
Intangibles	3
Property, plant and equipment	59
Accounts payable	(2)
Accrued payroll and employee benefits	(9)
Total purchase consideration allocation	$70

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

The results of operations of the business are reported in our Commercial Vehicle operating segment from the date of acquisition. As a result of the acquisition, we incurred transaction related expenses totaling $5 during 2016, which were charged to Other income (expense), net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented.

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

Note 3. Disposal Groups

Divestiture of Dana Companies — On December 30, 2016, we completed the divestiture of Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company that was established as part of our reorganization in 2008 to hold and manage personal injury asbestos claims retained by the reorganized Dana Corporation which was merged into DCLLC. DCLLC had net assets of $165 at the time of sale including cash and cash equivalents, marketable securities and rights to insurance coverage in place to satisfy a significant portion of its liabilities. We received cash proceeds of $88 – $29 net of cash divested – with $3 retained by the purchaser subject to the satisfaction of certain future conditions that we expect will be achieved in 2017. We recognized a pre-tax loss of $77 in 2016 upon completion of the transaction. During the second quarter of 2017 the conditions associated with the retained purchase price were satisfied. Dana received the remaining proceeds and recognized $3 of income in Other income (expense), net. Following completion of the sale, Dana has no obligation with respect to current or future asbestos claims.

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

Note 4. Goodwill and Other Intangible Assets

Goodwill — The change in the carrying amount of goodwill in 2017 is primarily due to currency fluctuation and the acquisitions of USM – Warren and 80% interests in BFP and BPT. See Note 2 for additional information.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2016	$—	6	$78	$6	$90
Acquisitions	4		39		43
Purchase accounting adjustments		1	(7)		(6)
Currency impact			9		9
Balance, June 30, 2017	$4	$7	$119	$6	$136

Components of other intangible assets —

		June 30, 2017			December 31, 2016
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$94	$(86)	$8	$88	$(83)	$5
Trademarks and trade names	15	19	(3)	16	6	(2)	4
Customer relationships	8	461	(390)	71	389	(374)	15
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$659	$(479)	$180	$568	$(459)	$109

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at June 30, 2017 were as follows: Light Vehicle — $54, Commercial Vehicle — $36, Off-Highway — $78 and Power Technologies — $12.

Amortization expense related to amortizable intangible assets —

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Charged to cost of sales	$—	$—	$1	$—
Charged to amortization of intangibles	3	2	5	4
Total amortization	$3	$2	$6	$4

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on June 30, 2017 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2017	2018	2019	2020	2021
Amortization expense	$7	$9	$7	$7	$7

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

During the second quarter of 2017, we approved plans to implement certain headcount reduction initiatives in our Off-Highway business as part of the BPT and BFP acquisition integration which resulted in restructuring expense of $8, primarily for severance and benefit costs. In each of this year's first and second quarters, we recognized restructuring expense of $2 primarily for exist costs associated with continued execution of previously announced actions.

During the second quarter of 2016, we announced closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky. Including costs associated with this closure and other previously announced initiatives, restructuring expense during the second quarter of 2016 was $4 of severance and benefits costs and $1 of exit costs. Restructuring expense of $1 in last year's first quarter also primarily represented continuing exit costs associated with previously announced actions.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at March 31, 2017	$20	$6	$26
Charges to restructuring	8	2	10
Cash payments	(3)	(2)	(5)
Currency impact	1		1
Balance at June 30, 2017	$26	$6	$32

Balance at December 31, 2016	$32	$6	$38
Charges to restructuring	8	4	12
Cash payments	(15)	(4)	(19)
Currency impact	1		1
Balance at June 30, 2017	$26	$6	$32

At June 30, 2017, the accrued employee termination benefits include costs to reduce approximately 400 employees to be completed over the next year. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at June 30, 2017.

	Expense Recognized			Future Cost to Complete
	Prior to 2017	2017	Total to Date
Light Vehicle	$10	$1	$11	$1
Commercial Vehicle	41	3	44	13
Off-Highway	6	8	14
Total	$57	$12	$69	$14

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared quarterly cash dividends of six cents per share of common stock in the first and second quarters of 2017. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — Our Board of Directors approved a common stock share repurchase program up to $1,700 on January 11, 2016. The program expires on December 31, 2017. Approximately $219 remained available under the program for future share repurchases as of June 30, 2017.

Changes in equity —

	2017			2016
Three Months Ended June 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, March 31	$1,078	$105	$1,183	$778	$106	$884
Net income	71	5	76	53	2	55
Other comprehensive income (loss)	(25)	1	(24)	(30)		(30)
Common stock dividends	(8)		(8)	(9)		(9)
Redeemable noncontrolling interests adjustment to redemption value	(2)		(2)			—
Distributions to noncontrolling interests		(4)	(4)		(13)	(13)
Common stock share repurchases			—	(53)		(53)
Stock compensation	5		5	4		4
Balance, June 30	$1,119	$107	$1,226	$743	$95	$838

Six Months Ended June 30,
Balance, December 31	$1,157	$85	$1,242	$728	$103	$831
Adoption of ASU 2016-16 tax adjustment, January 1, 2017	(179)		(179)			—
Net income	146	10	156	98	5	103
Other comprehensive income	5	3	8	11	1	12
Common stock dividends	(17)		(17)	(18)		(18)
Redeemable noncontrolling interests adjustment to redemption value	(2)		(2)			—
Distributions to noncontrolling interests		(5)	(5)		(14)	(14)
Common stock share repurchases			—	(81)		(81)
Increase from business combination		14	14			—
Stock compensation	12		12	6		6
Stock withheld for employee taxes	(3)		(3)	(1)		(1)
Balance, June 30	$1,119	$107	$1,226	$743	$95	$838

See Note 1 for additional information about adoption of new accounting guidance on January 1, 2017.

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, March 31, 2017	$(617)	$(38)	$—	$(599)	$(1,254)
Other comprehensive income (loss):
Currency translation adjustments	(32)				(32)
Holding loss on net investment hedge	(3)				(3)
Holding gains and losses		(63)			(63)
Reclassification of amount to net income (a)		68			68
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				7	7
Tax expense				(2)	(2)
Other comprehensive income (loss)	(35)	5	—	5	(25)
Balance, June 30, 2017	$(652)	$(33)	$—	$(594)	$(1,279)

Balance, March 31, 2016	$(579)	$(1)	$4	$(557)	$(1,133)
Other comprehensive income (loss):
Currency translation adjustments	(24)				(24)
Holding gains and losses		(14)	1		(13)
Reclassification of amount to net income (a)		1			1
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				6	6
Other comprehensive income (loss)	(24)	(13)	1	6	(30)
Balance, June 30, 2016	$(603)	$(14)	$5	$(551)	$(1,163)

Balance, December 31, 2016	$(646)	$(34)	$—	$(604)	$(1,284)
Other comprehensive income (loss):
Currency translation adjustments	2				2
Holding loss on net investment hedge	(8)				(8)
Holding gains and losses		(75)			(75)
Reclassification of amount to net income (a)		74			74
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				15	15
Tax (expense) benefit		2		(5)	(3)
Other comprehensive income (loss)	(6)	1	—	10	5
Balance, June 30, 2017	$(652)	$(33)	$—	$(594)	$(1,279)

Balance, December 31, 2015	$(608)	$(4)	$2	$(564)	$(1,174)
Other comprehensive income (loss):
Currency translation adjustments	5				5
Holding gains and losses		(13)	3		(10)
Reclassification of amount to net income (a)		3			3
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				13	13
Other comprehensive income (loss)	5	(10)	3	13	11
Balance, June 30, 2016	$(603)	$(14)	$5	$(551)	$(1,163)
(a) Foreign currency contract and investment reclassifications are included in Other income (expense), net.
(b) See Note 10 for additional details.

Note 7. Redeemable Noncontrolling Interests

In connection with the acquisition of a controlling interest in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) from Brevini Group S.p.A. (Brevini) on February 1, 2017, we recognized $45 for Brevini's 20% redeemable noncontrolling interests. The terms of the agreement provide Dana the right to call Brevini's noncontrolling interests in BFP and BPT, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement. The call and put prices are based on the amount Dana paid to acquire its initial ownership interest in BFP and BPT subject to adjustment based on the actual EBITDA and free cash flows, as defined in the agreement, of BFP and BPT. See Note 2 for additional information.

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values (i.e., the "floor"). Redeemable noncontrolling interest adjustments of redemption value to the floor are recorded in retained earnings and included as an adjustment to net income available to parent company stockholders in the calculation of earnings per share. During the second quarter of 2017 there was a $2 adjustment to reflect a redemption value in excess of carrying value. See Note 8.

Reconciliation of changes in redeemable noncontrolling interests —

June 30, 2017	Three Months Ended	Six Months Ended
Balance, beginning of period	$44	$—
Initial fair value of redeemable noncontrolling interests of acquired business		45
Comprehensive income (loss) adjustments:
Net income (loss) attributable to redeemable noncontrolling interests	(3)	(3)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	3	2
Retained earnings adjustments:
Adjustment to redemption value	2	2
Balance, June 30	$46	$46

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to the parent company	$71	$53	$146	$98
Less: Redeemable noncontrolling interests adjustment to redemption value	(2)		(2)
Net income available to common stockholders - Numerator basic and diluted	$69	$53	$144	$98

Denominator:
Weighted-average shares outstanding - Basic	144.8	146.6	144.7	148.0
Employee compensation-related shares, including stock options	1.4	0.4	1.4	0.4
Weighted-average shares outstanding - Diluted	146.2	147.0	146.1	148.4

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.3 million and 2.1 million CSEs from the calculations of diluted earnings per share for the second quarters of 2017 and 2016 and excluded 0.2 million and 2.1 million CSEs for the year-to-date periods of 2017 and 2016 as the effect of including them would have been anti-dilutive.

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

We received $5 of cash from the exercise of stock options related to 0.4 million shares. We paid $2 of cash to settle SARs and RSUs and issued 0.5 million shares of common stock based on the vesting of RSUs during 2017. We recognized stock compensation expense of $6 and $5 during the second quarters of 2017 and 2016 and $10 and $7 during the first half of 2017 and 2016. At June 30, 2017, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $32. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2017		2016		OPEB - Non-U.S.
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2017	2016
Interest cost	$13	$2	$13	$2	$1	$1
Expected return on plan assets	(21)	(1)	(23)
Service cost		2		1
Other				1
Amortization of net actuarial loss	6	1	5	1
Net periodic benefit cost (credit)	$(2)	$4	$(5)	$5	$1	$1

Six Months Ended June 30,
Interest cost	$26	$4	$26	$4	$2	$2
Expected return on plan assets	(42)	(2)	(46)	(1)
Service cost		3		2
Other				1
Amortization of net actuarial loss	12	3	10	3
Net periodic benefit cost (credit)	$(4)	$8	$(10)	$9	$2	$2

Pension expense for 2017 increased versus the same period in 2016 as a result of a lower assumed return on plan assets and an increase in amortization of the net actuarial loss in the U.S.

Note 11. Marketable Securities

	June 30, 2017			December 31, 2016
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$3	$—	$3	$2	$—	$2
Corporate securities	5		5	2		2
Certificates of deposit	23		23	22		22
Other	5		5	4		4
Total marketable securities	$36	$—	$36	$30	$—	$30

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities are primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $23, $5 and $3 at June 30, 2017.

Note 12. Financing Agreements

Long-term debt at —

			June 30, 2017		December 31, 2016
	Interest Rate		Principal	Unamortized Debt Issue Costs	Principal	Unamortized Debt Issue Costs
Senior Notes due September 15, 2021	5.375%		$350	$(4)	$450	$(5)
Senior Notes due September 15, 2023	6.000%		300	(4)	300	(4)
Senior Notes due December 15, 2024	5.500%		425	(5)	425	(6)
Senior Notes due April 15, 2025	5.750%	*	400	(6)
Senior Notes due June 1, 2026	6.500%	*	375	(6)	375	(6)
Other indebtedness			21		120
Total			$1,871	$(25)	$1,670	$(21)

*
In conjunction with the issuance of the April 2025 Notes we entered into 8-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 13 for additional information. In conjunction with the issuance of the June 2026 Notes we entered into 10-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the June 2026 Notes to euro-denominated debt at a fixed rate of 5.140%.

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions, capital lease obligations, the unamortized fair value adjustment related to a terminated interest rate swap and the financial liability related to a build-to-suit lease. See Note 13 for additional information on the terminated interest rate swap.

Senior notes — On April 4, 2017, Dana Financing Luxembourg S.à r.l., a wholly-owned subsidiary of Dana, issued $400 in senior notes (April 2025 Notes) at 5.750%, which are guaranteed by Dana. The April 2025 Notes were issued through a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the Securities Act). The April 2025 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and, outside the United States, only to non-U.S. investors in reliance on Regulation S under the Securities Act. The April 2025 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on April 15 and October 15 of each year, beginning on October 15, 2017. The April 2025 Notes will mature on April 15, 2025. Net proceeds of the offering totaled $394. Financing costs of $6 were recorded as deferred costs and are being amortized to interest expense over the life of the April 2025 Notes. The proceeds from the offering were used to repay indebtedness of our BPT and BFP subsidiaries, repay indebtedness of a wholly-owned subsidiary in Brazil, redeem $100 of our September 2021 Notes and for general corporate purposes. The September 2021 Notes were redeemed on April 4, 2017 at a price equal to 104.031% plus accrued and unpaid interest. The $6 loss on extinguishment of debt includes the $4 redemption premium and the $1 write-off of previously deferred financing costs associated with the September 2021 Notes and the $1 redemption premium associated with the repayment of indebtedness of a wholly-owned subsidiary in Brazil. In conjunction with the issuance of the April 2025 Notes, we entered into eight-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 13 for additional information.

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

As of June 30, 2017, we had no outstanding borrowings under the Revolving Facility but we had utilized $23 for letters of credit. We had availability at June 30, 2017 under the Revolving Facility of $477 after deducting the outstanding letters of credit.

Debt covenants — At June 30, 2017, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 13. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	June 30, 2017	December 31, 2016
Available-for-sale securities	Marketable securities	1	$5	$4
Available-for-sale securities	Marketable securities	2	31	26
Currency forward contracts
Cash flow hedges	Accounts receivable other	2	6	2
Cash flow hedges	Other accrued liabilities	2	1	4
Undesignated	Accounts receivable other	2	1	1
Undesignated	Other accrued liabilities	2	1	1
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	94	12
Undesignated	Other accrued liabilities	2	1	3

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,850	$1,931	$1,550	$1,612
Other indebtedness*	21	14	120	101
Total	$1,871	$1,945	$1,670	$1,713

*
The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap at both dates. The carrying value and fair value also include a financial liability associated with certain build-to-suit lease arrangements at both dates.

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

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of June 30, 2017, no fixed-to-floating interest rate swaps remain outstanding. However, a $7 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at June 30, 2017. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the quarter or six months ended June 30, 2017.

Foreign currency derivatives — Our foreign currency derivatives include forward contracts associated with forecasted transactions, primarily involving the purchases and sales of inventory through the next eighteen months, as well as currency swaps associated with certain recorded external notes payable and intercompany loans receivable and payable. Periodically, our foreign currency derivatives also include net investment hedges of certain of our investments in foreign operations.

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

The following Fixed-to-Fixed Cross-Currency Swaps were outstanding at June 30, 2017:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Designated Notional Amount	Traded Amount		Inflow Rate	Outflow Rate
June 2026 Notes	Payable	$375	6.50%	$375		€338	6.50%	5.14%
April 2025 Notes	Payable	$400	5.75%	$400		€371	5.75%	3.85%
Brazilian Notes	Payable	$15	3.80%	$15	R$	47	3.80%	13.58%
Luxembourg Intercompany Notes	Receivable	€281	3.91%	€281		$300	6.00%	3.91%

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

In the event our ongoing assessment demonstrates that the critical terms of either the swaps or the underlying designated financial instruments have changed, or that there have been adverse developments regarding counterparty risk, we will use the long haul method to assess ineffectiveness of the hedging relationship. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings. During the first half of 2017, deferred losses of $8 associated with all of the fixed-to-fixed cross-currency swaps were recorded in OCI and reflect the net impact of a $83 unfavorable change in the fair value of the swaps and a $75 reclassification from AOCI to earnings. The reclassification from AOCI to earnings represents an offset to a foreign exchange remeasurement gain on all of the designated debt instruments outstanding during the six months ended June 30, 2017.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $266 at June 30, 2017 and $143 at December 31, 2016. The total notional amount of outstanding foreign currency swaps, including but not limited to the fixed-to-fixed cross-currency swaps, was $1,132 at June 30, 2017 and $571 at December 31, 2016.

The following currency derivatives were outstanding at June 30, 2017:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$114		$114	Sep-18
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	24	15	39	Sep-18
British pound	U.S. dollar, Euro	2		2	Aug-18
Swedish krona	Euro	23		23	Aug-18
South African rand	U.S. dollar, Euro, Thai baht		9	9	Dec-17
Thai baht	U.S. dollar, Australian dollar		28	28	Apr-18
Canadian dollar	U.S. dollar		17	17	Aug-18
Brazilian real	Euro		2	2	Mar-18
Indian rupee	U.S. dollar, British pound, Euro		32	32	Dec-18
Total forward contracts		163	103	266

U.S. dollar	Euro, Canadian dollar	321	20	341	Sep-23
Euro	U.S. dollar	775		775	Jun-26
Brazilian real	U.S. dollar	15		15	Feb-18
South African rand	U.S. dollar		1	1	Sep-17
Total currency swaps		1,111	21	1,132
Total currency derivatives		$1,274	$124	$1,398

Cash flow hedges — With respect to contracts designated as cash flow hedges, changes in fair value during the period in which the contracts remain outstanding are reported in OCI to the extent such contracts remain effective. Effectiveness is measured by using regression analysis to determine the degree of correlation between the change in the fair value of the derivative instrument and the change in the associated foreign currency exchange rates. Changes in fair value of contracts not designated as cash flow hedges or as net investment hedges are recognized in Other income (expense), net in the period in which the changes occur. Realized gains and losses from currency-related forward contracts, including those that have been designated as cash flow hedges and those that have not been designated, are recognized in Other income (expense), net.

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

During the first quarter of 2017, we designated the principal amount of an existing non-derivative Mexican peso-denominated intercompany note payable (the "MXN-denominated intercompany note") by Dana European Holdings Luxembourg S.à r.l. to Dana de Mexico Corporacion S. de R.L. de C.V., one of our Mexican subsidiaries, as a net investment hedge of the equivalent portion of the investment in the associated Mexican operations. At June 30, 2017, the principal amount of the MXN-denominated intercompany note is 1,465 Mexican pesos, or approximately $81.

During the first half of 2017, we recorded a deferred loss of $8 in the CTA component of OCI associated with the MXN-denominated intercompany note. Amounts recorded in CTA remain deferred in AOCI until such time as the investments in the associated subsidiaries are substantially liquidated. See also Note 6.

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges of forecasted transactions are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to June 30, 2017 exchange rates. Deferred gains of $5 at June 30, 2017 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $2 at December 31, 2016. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during the first half of 2017.

Note 14. Commitments and Contingencies

Product liabilities — We had accrued $9 and $5 for product liability costs at June 30, 2017 and December 31, 2016. We had also recognized $9 and $4 as expected amounts recoverable from third parties at the respective dates. The increases in the liability and recoverable amounts at June 30, 2017 reflect the recognition of an increase in the estimated cost and the recovery of an insured matter. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $7 at June 30, 2017 and $8 at December 31, 2016. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$73	$59	$66	$56
Acquisitions			8
Amounts accrued for current period sales	8	6	15	13
Adjustments of prior estimates	2	7	5	12
Settlements of warranty claims	(11)	(8)	(23)	(18)
Currency impact	2	(1)	3
Balance, end of period	$74	$63	$74	$63

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

We have generally not recognized tax benefits on losses generated in several entities where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe that it is reasonably possible that a valuation allowance of up to $12 related to a subsidiary in Argentina will be released in the next twelve months.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest expense for the periods presented herein is not significant.

We reported income tax expense related to operations of $31 and $29 for the quarters ended June 30, 2017 and 2016 and $61 and $53 for the respective six-month periods. Our effective tax rates were 30% and 35% in the first six months of 2017 and 2016. Our effective income tax rates vary from the U.S. federal statutory rate of 35% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The $6 from amortization of the prepaid tax asset recorded in conjunction with the intercompany sale of certain operating assets to a non-U.S. affiliate in 2015 increased the effective rate in the first half of 2016. The adoption of new accounting guidance resulted in the $179 write-off of that prepaid tax asset at the beginning of 2017. See Note 1 for additional information.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $2 and $3 for the quarters ended June 30, 2017 and 2016 and $4 and $4 for the respective six-month periods related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $2 and $1 for the quarters ended June 30, 2017 and 2016 and $4 and $2 for the respective six-month periods related to the actual transfer of funds to the U.S. and transfers of funds between foreign subsidiaries.

Note 17. Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Government grants and incentives	$2	$2	$4	$3
Foreign exchange loss	(1)		(3)	(2)
Strategic transaction expenses	(6)	(1)	(17)	(3)
Insurance and other recoveries				1
Amounts attributable to previously divested/closed operations	3		3
Other, net	2	4	4	4
Other income (expense), net	$—	$5	$(9)	$3

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

Amounts attributable to previously divested/closed operations includes the receipt of the remaining proceeds on our December 2016 divestiture of DCLLC. See Note 3 for additional information.

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

Segment information —

	2017			2016
Three Months Ended June 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$803	$34	$93	$669	$32	$71
Commercial Vehicle	357	24	30	349	21	32
Off-Highway	395	12	57	252	8	37
Power Technologies	285	3	41	276	5	43
Eliminations and other		(73)			(66)
Total	$1,840	$—	$221	$1,546	$—	$183

Six Months Ended June 30,
Light Vehicle	$1,564	$63	$182	$1,282	$64	$129
Commercial Vehicle	686	47	58	682	43	58
Off-Highway	723	20	102	493	17	69
Power Technologies	568	7	91	538	8	78
Eliminations and other		(137)			(132)
Total	$3,541	$—	$433	$2,995	$—	$334

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment EBITDA	$221	$183	$433	$334
Corporate expense and other items, net	(4)	(5)	(11)	(8)
Depreciation	(55)	(43)	(104)	(84)
Amortization of intangibles	(3)	(2)	(6)	(4)
Restructuring	(10)	(5)	(12)	(6)
Stock compensation expense	(6)	(5)	(10)	(7)
Strategic transaction expenses	(6)	(1)	(17)	(3)
Acquisition related inventory adjustments	(8)		(14)
Other items	(2)	1	(3)	(4)
Amounts attributable to previously divested/closed operations	3	2	3	3
Loss on extinguishment of debt	(6)	(17)	(6)	(17)
Interest expense	(27)	(30)	(54)	(57)
Interest income	2	2	5	5
Income before income taxes	99	80	204	152
Income tax expense	31	29	61	53
Equity in earnings of affiliates	5	4	10	4
Net income	$73	$55	$153	$103

Note 19. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at June 30, 2017 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$87
Bendix Spicer Foundation Brake, LLC	20%	50
Axles India Limited	48%	8
All others as a group		9
Investments in equity affiliates		154
Investments in affiliates carried at cost		2
Investments in affiliates		$156

Summarized financial information for DDAC —

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$210	$160	$400	$280
Gross profit	$27	$22	$51	$32
Income before income taxes	$2	$6	$10	$3
Net income	$1	$4	$8	$2
Dana's equity in earnings of affiliate	$—	$2	$3	$—

Our equity in earnings of DDAC for the three and six months ended June 30, 2017 was reduced by $3 due to charges associated with the transfer and conversion of certain assets to the local government.

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive and motion products (axles, driveshafts, planetary hub drives, power-transmission products, tire-management products, and transmissions); sealing solutions (gaskets, seals, heat shields, and fuel-cell plates); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, and exhaust-gas heat recovery); and fluid-power products (pumps, valves, motors, and controls). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Drive and Motion Technologies (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At June 30, 2017, we employed approximately 28,600 people, operated in 34 countries and had more than 100 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$803	43.6%	$669	43.3%	$1,564	44.2%	$1,282	42.8%
Commercial Vehicle	357	19.4%	349	22.6%	686	19.4%	682	22.8%
Off-Highway	395	21.5%	252	16.3%	723	20.4%	493	16.4%
Power Technologies	285	15.5%	276	17.8%	568	16.0%	538	18.0%
Total	$1,840		$1,546		$3,541		$2,995

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

We continue to enhance and expand our global footprint, optimizing it to capture growth across all of our end markets. Specifically, our manufacturing and technology center footprint positions us to support customers globally – an important factor as many of our customers are increasingly focused on common solutions for global platforms. While growth opportunities are present in each region of the world, we have a primary focus on building our presence and local capability in the Asia Pacific region. Over the last few years, we have opened two new engineering facilities in the region along with new gear manufacturing facilities in India and Thailand. This past quarter, we announced breaking ground on a new facility in China to produce drive units with disconnecting all-wheel-drive technology as part of a new global customer program.

In addition to Asia, we see further growth opportunity in Eastern Europe where we have commenced construction of a new gear manufacturing facility in Hungary. This will be our third facility in the country and will give us the capability to cost effectively manufacture gears, one of our core technologies, and efficiently service our customers within the region.

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

Shareholder returns and capital structure actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and reduction in the number of shares outstanding. Over the past several years, we returned $1,481 of cash to shareholders in connection with redemption of all of our preferred stock and repurchase of common shares. From program inception in 2012 through December 31, 2016, we repurchased approximately 74 million shares, inclusive of the common share equivalent reduction resulting from redemption of preferred shares. Remaining share repurchase authorization under the program approved by our Board of Directors is $219. We declared and paid quarterly common stock dividends since the first quarter of 2013, raising the dividend from five cents to six cents per share in the second quarter of 2015.

We have taken advantage of the lower interest rate environment to refinance our senior notes at lower rates while extending the maturities. In December 2014 and the first quarter of 2015, we completed the redemption of notes maturing in 2019, replacing them with notes maturing in 2024. During the second quarter of 2016, we redeemed notes maturing in 2021, replacing them with notes maturing in 2026. In April 2017, we completed a $400 2025 note offering, the proceeds of which were used to extend maturities on nearly $400 of indebtedness at significantly lower interest rates.

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

We paid $181 at closing using cash on hand and assumed debt of $182 as part of the transaction. The purchase price is subject to adjustment upon determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. The terms of the agreement provide Dana the right to call Brevini's noncontrolling interests in BFP and BPT, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate currently being leased by BPT from a Brevini affiliate for €25 in the event that sale to a third party has not occurred by November 1, 2017. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of these businesses are reported within our Off-Highway operating segment.

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

As part of the acquisition, we added two manufacturing facilities and approximately 1,400 employees. The strategic assets were acquired by Dana free and clear of any liens, claims or encumbrances and without assumption of any legacy liabilities of SIFCO. We had sales of $86 in 2016 resulting from business conducted under the previous supply agreement with SIFCO. The additional business relationships obtained as a result of the acquisition are expected to generate incremental sales of approximately $50 at current production levels.

The SIFCO purchase price was $70, with the payment of $10 of the purchase price deferred until December 2017 pending any claims under indemnification provisions of the purchase agreement. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of the SIFCO related business are reported within our Commercial Vehicle operating segment.

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

Dana Companies — On December 30, 2016, we completed the divestiture of Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company that was established as part of our reorganization in 2008 to hold and manage personal injury asbestos claims retained by the reorganized Dana Corporation, which was merged into DCLLC. The assets of DCLLC at time of sale included cash and marketable securities along with the rights to insurance coverage in place to satisfy a significant portion of its liabilities. We received net cash proceeds of $29 at closing on December 30, 2016, with $3 retained by the purchaser subject to the satisfaction of certain future conditions. We recognized a pre-tax loss of $77 in 2016 upon completion of the transaction. We received payment of the retained $3 in the second quarter of 2017 and recognized such amount as income. Following completion of the sale, Dana has no obligation with respect to current or future asbestos claims. The sale of this business also enhanced our available liquidity since the net proceeds from the sale are available for use in our core businesses.

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2017 Outlook			2016	2015
North America
Light Truck (Full Frame)	4,500	to	4,600	4,457	4,136
Light Vehicle Engines	15,000	to	15,300	15,913	15,474
Medium Truck (Classes 5-7)	235	to	250	233	237
Heavy Truck (Class 8)	220	to	240	228	323
Agricultural Equipment	50	to	60	53	58
Construction/Mining Equipment	150	to	160	150	158
Europe (including Eastern Europe)
Light Truck	9,900	to	10,100	9,306	8,546
Light Vehicle Engines	23,800	to	24,300	23,287	22,570
Medium/Heavy Truck	460	to	485	463	434
Agricultural Equipment	195	to	210	193	202
Construction/Mining Equipment	295	to	310	290	299
South America
Light Truck	1,100	to	1,150	980	940
Light Vehicle Engines	2,300	to	2,400	2,112	2,439
Medium/Heavy Truck	75	to	85	70	88
Agricultural Equipment	30	to	35	29	32
Construction/Mining Equipment	10	to	15	10	13
Asia-Pacific
Light Truck	29,000	to	29,500	27,465	24,160
Light Vehicle Engines	51,000	to	52,000	50,533	47,209
Medium/Heavy Truck	1,700	to	1,800	1,661	1,383
Agricultural Equipment	640	to	670	648	676
Construction/Mining Equipment	400	to	420	396	405

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to increased light vehicle sales and production levels in North America. Overall economic conditions in North America continue to be relatively favorable with improving employment levels and upward trending consumer confidence. There continues, however, to be considerable uncertainty following the recent transition to new government leadership in the United States, and the potential impact on the economy of future actions initiated by the new administration. The North America light vehicle market has begun to show signs of weakening of demand levels. Strong sales levels the past few years have significantly reduced the built-up demand to replace older vehicles. Increasing interest rates, high levels of consumer debt and declining used car prices are developments that are likely to constrict demand for new vehicles. To date, these effects have been most notable in passenger car sales. Light vehicle sales for the first six months of 2017 decreased about 1% compared to the same period of 2016, driven by a decline in passenger car sales of about 7%. Helped by continued low fuel prices, light truck market demand continued to be relatively strong in this year's first six months, with sales up 4% compared to last year. Many of our programs are focused in the full frame light truck segment. Sales in this segment for the first six months of 2017 were up about 2%. Production levels were reflective of light vehicle sales. Production of approximately 9 million light vehicles in the first half of 2017 was 1% lower than in 2016, with passenger car production down 7% and light truck production 3% higher. Light vehicle engine production was impacted more by the developments in the passenger car segment, ending the first half down 3% from the first six months of last year. In the key full frame light truck segment, first-half 2017 production levels increased about 4% compared to the same period of 2016. Days’ supply of total light vehicles in the U.S. at the end of June 2017 was around 74 days, up from 62 days at the end of December 2016 and 66 days at the end of June 2016. In the full frame light truck segment, inventory levels increased to 84 days at the end of June 2017, up from 65 days at the end of December 2016 and 79 days at the end of June 2016.

For the remainder of 2017, we expect a generally solid economic climate in North America. However, with the strength in this market the past couple years, we believe slightly lower production levels are likely. We have reduced our full year 2017 outlook for light vehicle engine production to 15.0 to 15.3 million units which is a decrease of about 4 to 6% compared with 2016. With the full frame light truck segment continuing to show relative strength, we have increased our 2017 production outlook from a range of 4.2 to 4.3 million trucks to 4.5 to 4.6 million trucks, an increase of 1 to 3% from 2016.

Medium/heavy vehicle markets — The commercial vehicle market is similarly impacted by many of the same macroeconomic developments impacting the light vehicle market. Strong production levels in the heavy truck segment in 2014 and first half of 2015 led to more trucks than required for freight demand. As a consequence, production levels in 2016 and 2017 have been scaled back. Class 8 production in the first six months of 2017 is down approximately 16% from first-half 2016 production levels. Demand and production levels in the medium duty segment have been aligned and relatively stable, more commensurate with the relatively slow, steady economic growth in North America. Medium duty Classes 5-7 truck production in this year's first six months was comparable with the first half of 2016.

Class 8 order levels have been improving in recent months, and production levels for the second half of the year are expected to improve sequentially from this year's first six months. Our outlook for full year 2017 Class 8 production has been increased to 220,000 to 240,000 trucks, a level which is down 4% to up 5% compared with the 2016 build level. In the medium duty segment, our outlook is unchanged. We expect full year 2017 medium duty production to be in the range of 235,000 to 250,000 vehicles, comparable to up about 7% from 2016.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 3% in 2016 after increasing 5% in 2015, and light truck production being higher by 9 to 10% in each of the past two years. Overall market improvement continued in the first six months of 2017 as light vehicle engine production increased about 2% and light truck production was up about 8% compared to the first six months of last year. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region. At present, we expect overall stable to improving economic conditions across the entire region in 2017. Our full year 2017 outlook for light vehicle engines is unchanged from April, with production levels expected to be up 2 to 4% over 2016. With light truck demand being somewhat stronger, we have increased our full year 2017 outlook slightly, expecting light truck production for the year to be about 6 to 9% higher than 2016. The economic climate in most South America markets the past few years has been weak, volatile and challenging. After significant production declines in 2014 and 2015, there were signs that demand levels had bottomed out in 2016. Production levels in the first half of 2017 were reflective of an improving market, with light vehicle engine production up about 15% compared to the same period in 2016 and light truck production higher by about 23%. With the improvement during the first half of this year appearing to be sustainable, we have increased our full year outlook. We now expect full year light truck production to be up 12 to 17% and light vehicle engine production to be higher by 9 to 14% compared with 2016. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 8% in 2015 and was up another 14% in 2016, while light vehicle engine production increased 2% in 2015 and another 7% in 2016. This year's first six months exhibited signs of continuing growth in the region. First half 2017 light vehicle engine build increased 4% and light truck production was higher by 9% when compared with the same period last year. Our full year 2017 outlook for the Asia Pacific light vehicle markets has been raised, with light truck production now expected to be 6 to 7% higher than 2016 and light vehicle engine production expected to be up 1% to 3% from last year.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets, albeit with improvements in the medium/heavy truck market being a little slower to manifest. Signs of a strengthening European market emerged in 2015 and 2016 with medium/heavy truck production increasing 9% in 2015 and 7% in 2016. Market strengthening continued in this year's first six months with production increasing by 5% compared with the same period last year. Our full year outlook has been revised upward, reflecting 2017 medium/heavy truck production being flat to up 5% compared to last year. A weakening South America economic climate beginning in 2014 led to medium/heavy truck production declining 47% in 2015 and another 20% in 2016. As with the light vehicle markets, we have begun to see signs of improving economic conditions in the region. First-half 2017 medium/heavy truck production was up 16% from the same period last, and we believe continuing improvement is likely as we move through the rest of 2017. Our full year 2017 outlook is unchanged at 75,000 to 85,000 units, an increase of 7 to 21% from 2016. A stronger than expected China market and an improving India market contributed to an increase in medium/heavy truck production in the Asia Pacific region of about 20% in 2016. Production in this year's first six months was especially strong – up more than 30% from the first half of last year. This year's strong first half was driven in part by impending regulations in China that limit axle load and weight which accelerated buying during the last half of 2016 and into 2017 prior to the new regulations becoming effective. With production during the second half 2017 expected to be sequentially lower than this year's first six months, full year production is now expected to come in at levels 2 to 8% higher than 2016.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with approximately 75% of its sales coming from Europe and 15% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments which have been relatively weak over the past few years. Global demand in the agriculture market was down about 11% in 2014, 7% in 2015 and 5% in 2016. The construction/mining segment weakened about 4% in 2014, 11% in 2015 and 3% in 2016. During this year's first six months, we have seen generally favorable developments in market demand, particularly in construction and mining. With the exception of the Asia Pacific agriculture market, which has weakened, our production outlooks for the year in the various regions remain unchanged or have strengthened some around the higher end of the ranges.

Foreign Currency and Brexit Effects

Weaker international currencies relative to the U.S. dollar have had a significant impact on our sales and results of operations the past few years. The United Kingdom's decision to exit the European Union ("Brexit") has provided further uncertainty and potential volatility around European currencies, along with uncertain effects of future trade and other cross-border activities of the United Kingdom with the European Union and other countries. With new government leadership in the U.S. assuming control in early 2017, there is added uncertainly around future economic and trade policy and its potential impact on the U.S. dollar relative to other currencies. Approximately 54% of our consolidated sales in the first six months of 2017 were outside the U.S., with euro zone countries, Brazil, Mexico and the United Kingdom accounting for approximately 43%, 8%, 7% and 5% of those non-U.S. sales. The potential impact of future U.S. economic and trade policy led to significant weakening of the Mexican peso against the U.S. dollar following the U.S. presidential election in November 2016. The peso returned to pre-election rates during the second quarter of 2017 but remained below comparable 2016 rates throughout the first half of the year. Although sales in Argentina and South Africa are each less than 5% of our non-U.S. sales, exchange rate movements of those countries have also significantly impacted sales. Translation of our international activities at average exchange rates in 2015 as compared to average rates in 2014 reduced sales by $516, with $268 attributable to a weaker euro and $91 to a weaker Brazil real. In 2016, weaker international currencies reduced sales by another $173. A weaker Argentine peso, British pound, Mexican peso, South African rand and Brazilian real reduced sales by $70, $23, $19, $18 and $11. The euro was relatively stable in 2016. With overall strengthening of international currencies against the U.S. dollar in 2017, the aggregate translation impact on sales has been modest. First-half 2017 sales were adversely impacted by $16 due to currency translation as compared to the same period in 2016, with a weaker euro, British pound, Mexican peso, Argentine peso and Chinese yuan being partially offset by a stronger Brazilian real and South African rand. Based on our current sales and exchange rate outlook, which includes a somewhat stronger euro than previously forecast, we expect the full year 2017 impact of currency translation on sales to be minimal. Our 2017 outlook is based on an assumed euro/U.S. dollar rate of 1.10, a U.S. dollar/Brazil real rate of 3.4, a British pound/U.S. dollar rate of 1.25 and a U.S. dollar/Mexican peso rate of 19.5. At sales levels in our current outlook for 2017, a 5% movement on the euro would impact our annual sales by approximately $80. A 5% change on the Brazil real, British pound, Mexican peso, Thailand baht and China yuan rates would impact our annual sales in each of those countries by approximately $10 to $20.

Brazil Market

The Brazil market is an important market for our Commercial Vehicle segment, representing about 18% of this segment's first-half 2017 sales. Our medium/heavy truck sales in Brazil account for more than 75% of our total sales in the country. Reduced market demand resulting from the weak economic environment in Brazil in 2015 led to production levels in the light vehicle and medium/heavy duty truck markets that were lower by about 22% and 44% from 2014. Continued weakness in 2016 resulted in further reductions in medium/heavy truck production of about 20% and a light vehicle production decline of around 10%. As a consequence, sales by our operations in Brazil for 2016 approximated $200, down from about $500 in 2014. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions the past two years and continue to trim costs to the extent practicable. As discussed in Note 2 to our consolidated financial statements in Item 1, we completed a transaction in December 2016 that provided us with the underlying assets and personnel supporting our pre-existing business with a supplier along with some incremental business. With this transaction, we have enhanced our competitive position in the market and should benefit significantly in future years as the Brazilian markets rebound. As indicated above, first-half 2017 vehicle production levels in South America were higher than the same period of last year. Brazil was a significant contributor to that performance with light truck production in this year's first half being higher by about 28% and medium/heavy truck production being up about 16%. Although political developments create a degree of uncertainty, the first-half performance is an indication perhaps of the onset of improving market conditions in Brazil.

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

Our costs in the second quarter and first half of 2017 increased on a year-over-year basis by approximately $14 and $19 due to higher commodity costs. In 2016, our second quarter costs increased on a year-over-year basis by approximately $2 as a result of higher commodity prices but lower overall commodity costs benefited the first six months of 2016 by about $5. Material recovery and other pricing actions increased second-quarter and first-half 2017 sales by $2 and $4 on a year-over-year basis, whereas second-quarter 2016 sales were increased by $3 and first-half 2016 sales were reduced by $5.

Sales, Earnings and Cash Flow Outlook

	2017 Outlook	2016	2015
Sales	$6,800 - $7,000	$5,826	$6,060
Adjusted EBITDA	$790 - $820	$660	$652
Net cash provided by operating activities	$480 - $520	$384	$406
Purchases of property, plant and equipment	$380 - $420	$322	$260
Free Cash Flow	$80 - $120	$62	$146

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

Weaker international currencies relative to the U.S. dollar were the most significant factor reducing our sales in 2016 and 2015 by $689. Adjusted for currency and divestiture effects, sales in these years were relatively comparable, with new customer programs largely offsetting the impacts of overall weaker end user demand across our global businesses. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. In 2017, the Brevini and USM acquisitions and overall stronger market demand are contributing to higher sales, with our net new business backlog contributing about $175. As we progressed through this year's second quarter, we obtained further visibility around the expected impacts of increased market demand. We also modified our outlook for currency exchange rates such that currency translation is presently not expected to be a significant year-over-year sales factor. As a result of these updates, we have increased our full year 2017 sales outlook to $6,800 to $7,000.

Adjusted EBITDA margin as a percent of sales remained relatively constant at around 11% in 2016 and 2015 despite certain markets being weak and volatile. Where practicable, we have aligned our cost with weaker demand levels in certain markets. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. The operating leverage from increased sales volumes is expected to benefit full year 2017 Adjusted EBITDA margin. At our current sales outlook, we expect full year 2017 Adjusted EBITDA to be in the range of $790 to $820, an increase from the high end of our April outlook of $695 to $725. Further margin improvement beyond 2017 is anticipated as we expect to see increased end user demand in certain markets, along with continued benefit from additional new business and cost reduction actions.

We have generated positive free cash flow in recent years while increasing capital spending to support organic business growth through launching new business with customers. Free cash flow in 2015 declined from the previous year due to lower earnings and increased capital spend to support new program launches, with lower cash taxes and restructuring payments providing a partial offset. Reduced free cash flow in 2016 was primarily attributable to our continued success in being awarded significant new customer programs. Although many of the recent program wins are not scheduled to begin production until 2018, these programs required capital investment beginning in 2016. As such, cash used for capital investments in 2016 was $62 higher than in 2015. An elevated level of capital spending has continued into the current year with an expectation that higher spending for new program launches will dissipate after 2017. Such expenditures are now expected to approximate $380 to $420 in 2017, an increase from our prior outlook of $350 to $370. The USM transaction resulted in first-quarter 2017 free cash flow being reduced by $25 as a portion of the cash paid at closing was treated as having effectively settled trade payables owed to USM for product purchases prior to the acquisition. Higher earnings are currently expected to more than offset the increased capital spending and USM trade payable settlement, resulting in a slightly higher full year 2017 free cash flow outlook of $80 to $120.

Among our Operational and Strategic Initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business received that will be launching in the future and adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At December 31, 2016, our sales backlog of net new business for the 2017 through 2019 period was $750, comparable to our three-year sales backlog at the end of 2015, with new business wins that added sales approximating $150 being offset by reductions to the backlog to reflect the effects of weaker international currencies relative to the U.S. dollar and reduced demand levels now expected during the three-year period.

Summary Consolidated Results of Operations (Second Quarter, 2017 versus 2016 )

	Three Months Ended June 30,
	2017		2016
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,840		$1,546		$294
Cost of sales	1,564	85.0%	1,313	84.9%	251
Gross margin	276	15.0%	233	15.1%	43
Selling, general and administrative expenses	133	7.2%	106	6.9%	27
Amortization of intangibles	3		2		1
Restructuring charges, net	10		5		5
Other income, net			5		(5)
Income before interest and income taxes	130		125		5
Loss on extinguishment of debt	(6)		(17)		11
Interest income	2		2		—
Interest expense	27		30		(3)
Income before income taxes	99		80		19
Income tax expense	31		29		2
Equity in earnings of affiliates	5		4		1
Net income	73		55		18
Less: Noncontrolling interests net income	5		2		3
Less: Redeemable noncontrolling interests net loss	(3)				(3)
Net income attributable to the parent company	$71		$53		$18

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended June 30,			Amount of Change Due To
	2017	2016	Increase/(Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$953	$821	$132	$(3)	$38	$97
Europe	558	448	110	(9)	81	38
South America	128	91	37		13	24
Asia Pacific	201	186	15	2	7	6
Total	$1,840	$1,546	$294	$(10)	$139	$165

Sales in the second quarter of 2017 were $294 higher than in 2016. Weaker international currencies decreased sales by $10. The acquisitions of BFP, BPT, SIFCO, and USM – Warren in 2016 and 2017 generated a quarter-over-quarter increase in sales of $150, with the divestiture of Nippon Reinz resulting in a reduction of $11. The organic sales increase of $165 resulted primarily from stronger light truck markets, strengthening global off-highway demand and contributions from new business. Reduced demand levels in the North America commercial vehicle market provided a partial offset.

The North America organic sales increase of 12% was driven principally by stronger production levels on certain of our key light truck programs. Partially offsetting the higher light vehicle demand was a decline in medium/heavy truck production of about 5%.

Excluding currency effects, principally from a weaker euro and British pound, and the increased sales of $81 attributable to the BFP and BPT acquisitions, second-quarter 2017 sales in Europe were 8% higher than in 2016. Organic sales growth in this year's second quarter benefited primarily from improving demand levels in our off-highway and medium/heavy duty truck markets.

South America sales in the second quarter of 2017 benefited from the SIFCO and BPT acquisitions. Excluding this impact, sales were up 26% from the second quarter of 2016. The organic sales increase in the region was driven largely by stronger production levels, with light truck production up about 20% and medium/heavy truck production higher by 23%.

Asia Pacific sales in this year's second quarter were increased by $18 with the BPT and BFP acquisitions and reduced by $11 as a result of the Nippon Reinz divestiture. Excluding these effects and currency translation impacts, the organic sales increase was 3%, primarily due to stronger light vehicle production levels and Off-Highway segment demand.

Cost of sales and gross margin — Cost of sales for the second quarter of 2017 increased $251, or 19%, when compared to 2016. Similar to the factors affecting sales, the increase was primarily due to higher overall sales volumes and the inclusion of acquired businesses. Cost of sales as a percent of sales in 2017 was 10 basis points higher than in the previous year. Cost of sales attributed to net acquisitions, which included $8 of the incremental cost assigned to inventory as part of business combination accounting, approximated $120, or 86.3%, of the sales of those businesses. Excluding the effects of acquisitions and divestitures, cost of sales as a percent of sales was comparable with the prior year at 84.9% of sales. Higher material commodity prices increased year-over-year second-quarter cost of sales by $14. Increased start-up and launch costs of $7 also negatively impacted this year's second quarter compared to last year. Offsetting these increased costs were material cost reduction initiatives that generated second-quarter savings of $13 along with lower warranty expense of $3 and other net cost reductions.

Gross margin of $276 for 2017 increased $43 from 2016. Gross margin as a percent of sales was 15.0% in 2017, 10 basis points lower than in 2016. Acquisitions net of divestitures added $19 of gross margin. The margin improvement as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2017 were $133 (7.2% of sales) as compared to $106 (6.9% of sales) in 2016. SG&A attributed to net acquisitions was $20. Excluding the increase associated with acquisitions and divestitures, SG&A expenses as a percent of sales were 30 basis points lower than the same period of 2016. The year-over-year second-quarter increase of $7 exclusive of net acquisitions was primarily attributable to increased salary and benefits expenses of $9, due partly to increased performance-based incentive compensation expense. Partially offsetting this increase was lower selling costs and other discretionary spending of $2.

Amortization of intangibles — The increase of $1 in amortization expense was primarily attributable to amortization of the intangibles acquired in the acquisitions completed in late 2016 and the first quarter of 2017.

Restructuring charges — Restructuring charges in the second quarter of 2017 includes $8 for separation cost attributable to headcount reductions in our Off-Highway segment as part of the BPT and BFP acquisition integration actions. Last year's second quarter charges included $5 for separation and exit costs relating to the closure of our Glasgow, Kentucky Commercial Vehicle facility. Remaining amounts in both periods relate to previously announced restructuring actions.

Other income, net — The following table shows the major components of Other income, net.

	Three Months Ended June 30,
	2017	2016
Government grants and incentives	$2	$2
Foreign exchange loss	(1)
Strategic transaction expenses	(6)	(1)
Amounts attributable to previously divested/closed operations	3
Other	2	4
Other income, net	$—	$5

The higher level of strategic transaction expenses in 2017 is primarily attributable to integration and other costs associated with the Brevini and USM related transactions that closed in the first quarter of 2017. Amounts attributable to previously divested/closed operations includes the receipt of the remaining proceeds on our December 2016 divestiture of DCLLC. See Note 17 to our consolidated financial statements in Item 1 of Part I for additional information.

Loss on extinguishment of debt — As discussed in Note 12 to our consolidated financial statements in Item 1 of Part I, we redeemed $100 of our September 2021 Notes and repaid certain bank debt in Brazil. We incurred redemption premiums of $5 in connection with these repayments and wrote-off $1 of previously deferred financing costs associated with the debt that was extinguished. In last year's second quarter, we redeemed our February 2021 Notes and incurred a redemption premium of $12. We also restructured our domestic revolving credit facility. In connection with these transactions, we wrote-off $5 of previously deferred financing costs.

Interest income and interest expense — Interest income was $2 in both 2017 and 2016. Interest expense was $27 in 2017 and $30 in 2016. A lower average interest rate on borrowings was partially offset by higher average debt levels in 2017. Average debt levels were higher in the second quarter of 2017 than in last year's second quarter, in part due to debt of $182 assumed in connection with the acquisition of BFP and BPT. As discussed in Note 12 to our consolidated financial statements in Item 1 of Part I, during the past year, we completed several financing transactions which in combination with cross-currency swaps effectively resulted in euro-denominated obligations at lower interest rates. Average effective interest rates in the second quarters of 2017 and 2016, inclusive of amortization of debt issuance costs, approximated 5.4% and 6.4%.

Income tax expense — Income tax expense for the second quarter was $31 in 2017 and $29 in 2016, resulting in effective tax rates of 31% and 36%. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. Jurisdictions with effective tax rates lower than the U.S. tax rate of 35% decreased the overall effective rate in both years. In 2016, jurisdictions with valuation allowances had aggregate pre-tax losses, thereby increasing the effective tax rate. Additionally, tax expense in 2016 included $3 of amortization of a prepaid tax asset related to an intercompany transaction completed in 2015. As disclosed in Note 1 of the consolidated financial statements in Item 1 of Part I, we adopted new accounting guidance in 2017 which resulted in the prepaid tax asset at the beginning of 2017 being written off directly to retained earnings. Accordingly, there is no amortization expense relating to the prepaid tax asset in 2017.

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

Equity in earnings of affiliates — Net earnings from equity investments was $5 in 2017 compared with $4 in 2016. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $4 in 2017 and $2 in 2016. Equity in earnings from

Dongfeng Dana Axle Co., Ltd. (DDAC) was de minimis in 2017, inclusive of a $3 charge for asset transfer and conversion of certain assets, and $2 in 2016.

Noncontrolling interests net income — The increased level of earnings attributable to noncontrolling interests is generally attributable to increased earnings of the consolidated operations that are less than wholly-owned. The redeemable noncontrolling interest relates to the BFP and BPT business we acquired in the first quarter of 2017 on which we have a call option as described more fully in Note 2 of the consolidated financial statements in Item 1 of Part I.

Summary Consolidated Results of Operations (Year-to-Date, 2017 versus 2016)

	Six Months Ended June 30,
	2017		2016
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$3,541		$2,995		$546
Cost of sales	3,002	84.8%	2,563	85.6%	439
Gross margin	539	15.2%	432	14.4%	107
Selling, general and administrative expenses	254	7.2%	204	6.8%	50
Amortization of intangibles	5		4		1
Restructuring charges, net	12		6		6
Other income (expense), net	(9)		3		(12)
Income before interest and income taxes	259		221		38
Loss on extinguishment of debt	(6)		(17)		11
Interest income	5		5		—
Interest expense	54		57		(3)
Income before income taxes	204		152		52
Income tax expense	61		53		8
Equity in earnings of affiliates	10		4		6
Net income	153		103		50
Less: Noncontrolling interests net income	10		5		5
Less: Redeemable noncontrolling interests net loss	(3)				(3)
Net income attributable to the parent company	$146		$98		$48

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended June 30,			Amount of Change Due To
	2017	2016	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,855	$1,603	$252	$(6)	$55	$203
Europe	1,047	858	189	(21)	131	79
South America	234	157	77	10	24	43
Asia Pacific	405	377	28	1	9	18
Total	$3,541	$2,995	$546	$(16)	$219	$343

Sales in the first half of 2017 were $546 higher than in 2016. Weaker international currencies decreased sales by $16. The acquisitions of BFP, BPT, SIFCO, USM – Warren and Magnum in 2016 and 2017 generated a year-over-year increase in sales of $241, with the divestiture of Nippon Reinz resulting in a reduction of $22. The organic sales increase of $343 resulted primarily from stronger light truck markets, strengthening global off-highway demand and contributions from new business. Reduced demand levels in the North America commercial vehicle market provided a partial offset to the primarily volume-related organic increase.

The North America organic sales increase of 13% was driven principally by stronger production levels on certain of our key light truck programs. Partially offsetting the higher light vehicle demand was a decline in medium/heavy truck production of about 8%.

Excluding currency effects, principally from a weaker euro and British pound, and the increased sales of $131 attributable to the BFP and BPT acquisitions, first-half 2017 sales in Europe were 9% higher than in 2016. As a result of improving market conditions in Europe, each of our operating segments experienced increased organic sales, primarily from higher production/demand levels.

South America sales in the first half of 2017 benefited from a stronger Brazil real and increased sales from the SIFCO and BPT acquisitions. Excluding these effects, sales were up 27% from the first six months of 2016. The organic sales increase in the region was driven largely by stronger production levels, with light truck production up about 23% and medium/heavy truck production higher by 16%.

Asia Pacific sales in this year's first half were 7% higher than the same period of 2016. Sales increased by $31 from the BPT and BFP acquisitions, more than offsetting the $22 reduction attributable to the Nippon-Reinz divestiture. The organic sales increase of 5% in this region was due primarily to stronger light vehicle production levels and Off-Highway segment demand, along with contributions from new customer programs.

Cost of sales and gross margin — Cost of sales for the first half of 2017 increased $439, or 17%, when compared to 2016. Similar to the factors affecting sales, the increase was primarily due to higher overall sales volumes and the inclusion of acquired businesses. Cost of sales as a percent of 2017 sales was 80 basis points lower than in the previous year. Cost of sales attributed to net acquisitions, which included $14 of the incremental cost assigned to inventory as part of business combination accounting, amounted to $192, or 87.7% of the sales of those businesses. Excluding the effects of acquisitions and divestitures, cost of sales as percent of sales declined from 85.6% of sales in the first half of 2016 to 84.6% of sales in 2017 – a reduction of 100 basis points. This reduction in cost of sales as a percent of sales was largely attributable to better cost absorption as the higher sales volume prompted increases in manufacturing activity. Cost of sales also benefited from material cost savings of approximately $30 and lower warranty expense of $6, which more than offset an increase in material commodity prices of $19 and start-up/launch costs of $14.

Gross margin of $539 for 2017 increased $107 from 2016. Gross margin as a percent of sales was 15.2% in 2017, 80 basis points higher than in 2016. Acquisitions net of divestitures added $27 of gross margin. The margin improvement as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2017 were $254 (7.2% of sales) as compared to $204 (6.8% of sales) in 2016. SG&A attributed to net acquisitions was $33. Excluding the increase associated with acquisitions and divestitures, SG&A expenses as a percent of sales were 6.7% of sales, 10 basis points lower than the same period of 2016. The $17 year-over-year first-half increase exclusive of net acquisitions was principally due to increased salary and benefits expenses due in part to increased performance-based incentive compensation expense in this year's second quarter. Selling costs and other discretionary spending was comparable with last year's first six months.

Amortization of intangibles — The increase of $1 in amortization expense was primarily attributable to amortization of the intangibles acquired in the acquisitions completed in late 2016 and the first quarter of 2017.

Restructuring charges — Restructuring charges of $12 in the first half of 2017 includes $8 for separation cost attributable to headcount reductions in our Off-Highway segment as part of the BPT and BFP acquisition integration actions. Last year's restructuring charges included $5 for separation and exit costs relating to the closure of our Glasgow, Kentucky Commercial Vehicle facility. Remaining amounts in both periods relate to previously announced restructuring actions.

Other income (expense), net — The following table shows the major components of Other income (expense), net.

	Six Months Ended June 30,
	2017	2016
Government grants and incentives	$4	$3
Foreign exchange loss	(3)	(2)
Strategic transaction expenses	(17)	(3)
Insurance recoveries		1
Amounts attributable to previously divested/closed operations	3
Other	4	4
Other income (expense), net	$(9)	$3

The higher level of strategic transaction expenses in 2017 is primarily attributable to the Brevini and USM transactions which were completed in the first quarter of 2017. Amounts attributable to previously divested/closed operations includes the receipt of the remaining proceeds on our December 2016 divestiture of DCLLC. See Note 17 to our consolidated financial statements in Item 1 of Part I for additional information.

Loss on extinguishment of debt — As discussed in Note 12 to our consolidated financial statements in Item 1 of Part I, we redeemed $100 of our September 2021 Notes and repaid certain bank debt in Brazil during the second quarter of 2017. We incurred redemption premiums of $5 in connection with these repayments and wrote off $1 of previously deferred financing costs associated with the debt that was extinguished. In last year's second quarter, we redeemed our February 2021 Notes and incurred a redemption premium of $12. We also restructured our domestic revolving credit facility. In connection with these transactions, we wrote off $5 of previously deferred financing costs.

Interest income and interest expense — Interest income was $5 in both 2017 and 2016. Interest expense was $54 in 2017 and $57 in 2016. A lower average interest rate on borrowings was offset by higher average debt levels in 2017. Average debt levels were higher in the first half of 2017 than in last year's first six months, in part due to debt of $182 assumed in connection with the acquisition of BFP and BPT. As discussed in Note 12 to our consolidated financial statements in Item 1 of Part I, we completed several financing transactions since May 2016 which in combination with cross-currency swaps effectively resulted in euro-denominated obligations at lower interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.7% and 6.5% in 2017 and 2016.

Income tax expense — Income tax expense for the first half was $61 in 2017 and $53 in 2016, resulting in effective tax rates of 30% and 35%. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. Jurisdictions with effective tax rates lower than the U.S. tax rate of 35% decreased the overall effective rate in both years. Jurisdictions with valuation allowances had pre-tax losses in 2016 which increased the overall effective tax rate. Additionally, tax expense in 2016 included $6 of amortization of a prepaid tax asset related to an intercompany transaction completed in 2015. As disclosed in Note 1 of the consolidated financial statements in Item 1 of Part I, we adopted new accounting guidance in 2017 which resulted in the prepaid tax asset at the beginning of 2017 being written off directly to retained earnings. Accordingly, there is no amortization expense relating to the prepaid tax asset in 2017.

In countries where our history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. Following the release of valuation allowances on our U.S. deferred tax assets in the fourth quarter of 2016, tax effects relating to U.S. income in 2017 are no longer being offset by adjustments to the valuation allowance. We believe that it is reasonably possible that a valuation allowance of up to $12 related to a subsidiary in Argentina will be released in the next twelve months.

Equity in earnings of affiliates — Net earnings from equity investments was $10 in 2017 compared with $4 in 2016. Equity in earnings from BSFB was $7 in 2017 and $5 in 2016. Equity in earnings from DDAC was $3 in 2017, inclusive of a $3 charge for asset transfer and conversion of certain assets, and negligible in 2016.

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

Segment Results of Operations (2017 versus 2016)

Light Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$669	$71	10.6%	$1,282	$129	10.1%
Volume and mix	104	21		245	45
Acquisition	30	5		41	6
Performance	3	(4)		5	8
Currency effects	(3)			(9)	(6)
2017	$803	$93	11.6%	$1,564	$182	11.6%

Light Vehicle sales in the second quarter and first six months of 2017 were reduced by currency translation effects, primarily as a result of a weaker British pound, Mexican peso and Argentine peso partially offset by a stronger South African rand and Thai baht. Exclusive of currency and the increased sales from the acquisition of USM – Warren on March 1 of this year, second-quarter 2017 sales were 16% higher than last year, with six-month year-over year sales up 20%. The volume-related sales increase was driven primarily by stronger production levels, content increases and favorable model mix on certain of our significant full frame light truck programs in North America, resulting in sales growth that exceeded overall higher North America full frame light truck production of 2% and 4% compared with last year's second quarter and first half. Sales in this segment also benefited from new customer programs, including the transfer of a program previously supported by our Commercial Vehicle segment that moved to Light Vehicle in mid-2016 when the axle used to support the program was replaced with an axle produced by the Light Vehicle segment. This program increased Light Vehicle year-over year second quarter 2017 sales by $25 and six month year-to-date sales by $49. Stronger light truck production levels in Europe, South America and Asia Pacific also contributed to higher sales volumes. Customer pricing and cost recovery impacts increased year-over-year second quarter and six-month sales by $3 and $5.

Light Vehicle segment EBITDA increased by $22 and $53 in this year's second quarter and first six months when compared to the same periods of 2016. Higher sales volumes provided a benefit of $21 and $45, while the acquisition of USM – Warren contributed $5 and $6. The year-over-year performance-related earnings reduction in the second quarter was driven by $7 of increased commodity costs and $7 of start-up and launch-related costs. Partially offsetting these higher costs were pricing and material recovery actions that increased segment EBITDA by $3 and material cost initiatives that provided increased savings of $7. Performance-related earnings for the first half of this year were $8 better than the same period of 2016. Increased commodity costs of $9 and start-up and launch costs of $14 were more than offset by improved earnings of $5 from pricing and material recovery actions, savings of $15 from material cost reduction initiatives and other net cost savings of $11.

Commercial Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$349	$32	9.2%	$682	$58	8.5%
Volume and mix	(7)	(1)		(31)	(6)
Acquisition	10			20	(3)
Performance	3	1		6	15
Currency effects	2	(2)		9	(6)
2017	$357	$30	8.4%	$686	$58	8.5%

Currency effects which increased sales in the second quarter and first six months of 2017 were primarily due to a year-over-year stronger Brazil real. The increased sales from acquisition in the year-over year 2017 periods relates to the purchase of SIFCO business late in 2016. After adjusting for the effects of currency and acquisitions, year-over-year 2017 sales in our Commercial Vehicle segment decreased 1% in this year's second quarter and 4% for the six-month period. The volume-related reduction was primarily attributable to lower sales in North America, where second-quarter and six-month Class 8 production was down 11% and 16%, and the transfer of a program having sales of $25 and $49 in last year's second quarter and first half to the Light Vehicle segment who began supplying the axle for the program in mid-2016. Partially offsetting these reductions were stronger medium duty Classes 5-7 production, stronger end market demand in Brazil and Europe and increased sales with customers in the specialty segment.

Commercial Vehicle segment EBITDA declined by $2 in this year's second quarter when compared to 2016, while six-month segment EBITDA was the same as last year. Although sales benefited from currency translation, segment EBITDA was negatively impacted by currency transaction losses in both the second quarter and six-month year-over-year periods. Lower sales volumes reduced 2017 second-quarter and six-month 2017 earnings by $1 and $6. Material recovery pricing actions of $3 and savings from material cost reduction initiatives of $3 improved year-over-year second quarter performance-related segment EBITDA. These benefits were partially offset by higher commodity costs of $4 and other net cost increases of $1. Performance-related EBITDA for this year's first six months benefited by $6 from pricing and material recovery actions, $8 of lower warranty expense and $5 of material cost savings, more than offsetting higher material commodity costs of $4.

Off-Highway

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$252	$37	14.7%	$493	$69	14.0%
Volume and mix	40	7		66	13
Acquisition	110	12		179	18
Performance	(2)	2		(5)	3
Currency effects	(5)	(1)		(10)	(1)
2017	$395	$57	14.4%	$723	$102	14.1%

Reduced sales from currency effects were primarily from a weaker euro. The increased sales from acquisition resulted from the purchase of the Brevini BPT and BFP operations on February 1, 2017. After adjusting sales for these two items, year-over-year sales in this year's second quarter and first six months were higher by 15% and 12% compared to 2016, primarily from higher global end-market demand.

Off-Highway segment EBITDA increased by $20 in this year's second quarter and by $33 in this year's first half compared with the same periods of 2016. The BPT and BFP acquisitions contributed $12 and $18 of the year-over-year increases. The performance-related earnings improvement in this year's second quarter and first six months resulted principally from year-over-year material cost savings of $1 in the second quarter and $5 for the first six months, which more than offset reduced customer pricing and other items.

Power Technologies

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$276	$43	15.6%	$538	$78	14.5%
Volume and mix	26	6		59	18
Divestiture	(11)	(1)		(21)	(2)
Performance	(2)	(6)		(2)	(2)
Currency effects	(4)	(1)		(6)	(1)
2017	$285	$41	14.4%	$568	$91	16.0%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects and the lower sales from the Nippon Reinz divestiture in the fourth quarter of 2016, sales in the second quarter and first six months of 2017 increased 9% and 11%, primarily due to overall stronger market demand and new customer programs.

Segment EBITDA in this year's second quarter was lower by $2 when compared to the same period of 2016, with six-month year-to-date segment earnings up by $13. A reduction of $6 in year-over-year second quarter performance-related earnings was driven by higher commodity costs of $3, customer pricing reductions of $2 and other net cost increases of $1. For the comparative six-month period, higher commodity costs of $6 and customer pricing reductions of $2 were partially offset by savings from material cost reduction initiatives of $5 and other net cost savings of $1.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$73	$55	$153	$103
Equity in earnings of affiliates	5	4	10	4
Income tax expense	31	29	61	53
Income before income taxes	99	80	204	152
Depreciation and amortization	58	45	110	88
Restructuring	10	5	12	6
Interest expense, net	25	28	49	52
Other*	25	20	47	28
Adjusted EBITDA	$217	$178	$422	$326

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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$169	$167	$180	$140
Purchases of property, plant and equipment	(73)	(59)	(169)	(130)
Free cash flow	$96	$108	$11	$10

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at June 30, 2017:

Cash and cash equivalents	$568
Less: Deposits supporting obligations	(6)
Available cash	562
Additional cash availability from revolving facility	477
Marketable securities	36
Total liquidity	$1,075

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion.

The components of our June 30, 2017 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$104	$339	$443
Cash and cash equivalents held as deposits		6	6
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	117	119
Consolidated cash balance	$106	$462	$568

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

In April 2017, Dana Financing Luxembourg S.à r.l. (DFL) completed the issuance of $400 of its April 2025 Notes. Net proceeds of the offering totaled $394. The proceeds from the offering were used to repay indebtedness of our BPT and BFP subsidiaries, repay indebtedness of a wholly-owned subsidiary in Brazil, redeem $100 of our September 2021 Notes and for general corporate purposes. The September 2021 Notes were redeemed on April 4, 2017 at a price equal to 104.031% plus accrued and unpaid interest.

At June 30, 2017, we had no outstanding borrowings under the Revolving Facility but we had utilized $23 for letters of credit. We had availability at June 30, 2017 under the Revolving Facility of $477 after deducting the outstanding letters of credit.

At June 30, 2017, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

We did not repurchase any shares during the first half of 2017 under our existing $1,700 common stock share repurchase program. Approximately $219 remains available under the program for future share repurchases.

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

Cash Flow

	Six Months Ended June 30,
	2017	2016
Cash used for changes in working capital	$(104)	$(83)
Other cash provided by operations	284	223
Net cash provided by operating activities	180	140
Net cash used in investing activities	(352)	(150)
Net cash provided by (used in) financing activities	3	(47)
Net decrease in cash and cash equivalents	$(169)	$(57)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $284 and $223 in 2017 and 2016. The year-over-year increase in other cash provided by operations is primarily attributable to higher operating earnings in 2017. Partially offsetting the stronger earnings performance were increased 2017 payments for restructuring actions and transaction costs associated with acquisitions.

Working capital used cash of $104 and $83 in 2017 and 2016. Cash of $242 and $138 was used to finance increased receivables in 2017 and 2016. The higher level of cash required for receivables in 2017 was due primarily to higher year-over-year second-quarter sales. Cash of $41 and $31 was used to fund higher inventory levels in 2017 and 2016. Partially offsetting cash used for higher receivables and inventory in both 2017 and 2016 was cash provided by increases in accounts payable and other net liabilities of $179 and $86.

Investing activities — Expenditures for property, plant and equipment were $169 and $130 in 2017 and 2016. During 2017, we paid $106, net of cash acquired, to acquire 80% ownership interests in BFP and BPT and $78 to acquire USM – Warren. During 2016, we paid $18 to acquire the aftermarket distribution business of Magnum. During 2017 and 2016, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2017, DFL completed the issuance of $400 of senior notes and paid financing costs of $6 related to the senior notes. We redeemed $100 of our September 2021 Notes at a $4 premium, repaid indebtedness of a wholly-owned subsidiary in Brazil at a premium of $1 and repaid indebtedness of our BPT and BFP subsidiaries. During 2016, DFL completed the issuance of $375 of senior notes and paid financing costs of $7 related to the senior notes. We redeemed all of our February 2021 Notes at a $12 premium and made scheduled repayments of $26 and took out $66 of additional long-term debt at international locations. Also during 2016, we paid financing costs of $3 related to our Amended Revolving Facility. We used $17 and $18 for dividend payments to common stockholders in 2017 and 2016. We used $81 to repurchase 6,612,537 common shares in 2016.

Off-Balance Sheet Arrangements

There have been no material changes at June 30, 2017 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2016 Form 10-K.

Contractual Obligations

The acquisition of 80% ownership interests in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) from Brevini Group S.p.A. (Brevini) in February 2017 included the assumption of approximately $293 of liabilities, increasing our contractual obligations at June 30, 2017 versus those reported in Item 7 of our 2016 Form 10-K. The terms of the related agreement provide Dana the right to call the noncontrolling interests in BFP and BPT held by Brevini, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement. The redemption value of the redeemable noncontrolling interests in BFP and BPT was $46 at June 30, 2017. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate currently being leased by BPT from a Brevini affiliate for €25 in the event that sale to a third party has not occurred by November 1, 2017. See Notes 2 and 7 to our consolidated financial statements in Item 1 of Part I for additional information.

The issuance of $400 of April 2025 Notes in early April 2017 and the subsequent use of the related proceeds to repay indebtedness extended the maturities on nearly $400 of indebtedness at significantly lower interest rates. See Note 12 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During April 2017, we issued $400 of April 2025 Notes through a wholly-owned subsidiary, Dana Financing Luxembourg S.à r.l. In conjunction with the issuance, we executed fixed-to-fixed cross-currency swaps with the same critical terms as the April 2025 Notes. We used the $394 of proceeds from the April 2025 Notes to repay a portion of the indebtedness of Brevini Fluid Power S.p.A. and Brevini Power Transmission S.p.A., to repay indebtedness of a subsidiary in Brazil and to redeem $100 of our September 2021 Notes. See Notes 12 and 13 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2017, we acquired Warren Manufacturing LLC (USM – Warren) and 80% ownership interests in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) and are currently integrating USM – Warren, BFP and BPT into our operations, compliance programs and internal control processes. As permitted by SEC guidance, management intends to exclude USM – Warren, BFP and BPT from its assessment of internal controls over financial reporting as of December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — Our $1,700 Board of Directors approved common stock share repurchase program expires on December 31, 2017. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the first half of 2017. Approximately $219 remained available under the program for future share repurchases as of June 30, 2017.

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	July 31, 2017	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Restated Certification of Incorporation of Dana Incorporated. Filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed October 31, 2014 and incorporated by reference herein.

3.2
Certificate of Amendment to the Second Restated Certificate of Incorporation of Dana Incorporated, effective as of August 1, 2016. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2016 and incorporated by reference herein.

3.3
Amended and Restated Bylaws of Dana Incorporated, effective as of August 1, 2016. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2016 and incorporated by reference herein.

4.1
Indenture dated April 4, 2017, among Dana Luxembourg Financing S.à r.l., Dana Incorporated and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 4, 2017 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.