Form 10-Q
period 2017-09-30
DANA INC
filed 2017-10-26
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2017
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 144,870,955 shares of the registrant’s common stock outstanding at October 20, 2017.

DANA INCORPORATED – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated
Consolidated Statement of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,831	$1,384	$5,372	$4,379
Costs and expenses
Cost of sales	1,562	1,176	4,564	3,739
Selling, general and administrative expenses	125	99	379	303
Amortization of intangibles	4	2	9	6
Restructuring charges, net	2	17	14	23
Other income (expense), net	1	6	(8)	9
Earnings before interest and income taxes	139	96	398	317
Loss on extinguishment of debt	(13)		(19)	(17)
Interest income	3	3	8	8
Interest expense	25	27	79	84
Earnings before income taxes	104	72	308	224
Income tax expense	33	13	94	66
Equity in earnings of affiliates	2	2	12	6
Net income	73	61	226	164
Less: Noncontrolling interests net income	3	4	13	9
Less: Redeemable noncontrolling interests net income (loss)	1		(2)
Net income attributable to the parent company	$69	$57	$215	$155

Net income per share available to common stockholders
Basic	$0.47	$0.40	$1.46	$1.06
Diluted	$0.46	$0.39	$1.45	$1.05

Weighted-average common shares outstanding
Basic	145.0	144.0	144.8	146.7
Diluted	146.9	144.6	146.5	147.1

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$73	$61	$226	$164
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(1)	(8)	(2)	(2)
Hedging gains and losses	(14)	(11)	(13)	(21)
Investment and other gains and losses		(5)		(2)
Defined benefit plans	19		29	13
Other comprehensive income (loss)	4	(24)	14	(12)
Total comprehensive income	77	37	240	152
Less: Comprehensive income attributable to noncontrolling interests	(5)	(4)	(18)	(10)
Less: Comprehensive income attributable to redeemable noncontrolling interests	(1)
Comprehensive income attributable to the parent company	$71	$33	$222	$142

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Balance Sheet (Unaudited)
(In millions, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$558	$707
Marketable securities	38	30
Accounts receivable
Trade, less allowance for doubtful accounts of $9 in 2017 and $6 in 2016	1,074	721
Other	176	110
Inventories
Raw materials	430	321
Work in process and finished goods	481	317
Other current assets	86	78
Total current assets	2,843	2,284
Goodwill	138	90
Intangibles	177	109
Deferred tax assets	567	588
Other noncurrent assets	68	226
Investments in affiliates	155	150
Property, plant and equipment, net	1,762	1,413
Total assets	$5,710	$4,860

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$26	$69
Accounts payable	1,154	819
Accrued payroll and employee benefits	215	149
Taxes on income	34	15
Other accrued liabilities	224	201
Total current liabilities	1,653	1,253
Long-term debt, less debt issuance costs of $22 in 2017 and $21 in 2016	1,765	1,595
Pension and postretirement obligations	564	565
Other noncurrent liabilities	384	205
Total liabilities	4,366	3,618
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	47
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,861,213 and 143,938,280 shares outstanding	2	2
Additional paid-in capital	2,348	2,327
Retained earnings	202	195
Treasury stock, at cost (7,001,051 and 6,812,784 shares)	(87)	(83)
Accumulated other comprehensive loss	(1,277)	(1,284)
Total parent company stockholders' equity	1,188	1,157
Noncontrolling interests	109	85
Total equity	1,297	1,242
Total liabilities and equity	$5,710	$4,860

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$226	$164
Depreciation	162	129
Amortization of intangibles	10	7
Amortization of deferred financing charges	4	4
Call premium on debt	15	12
Write-off of deferred financing costs	4	5
Earnings of affiliates, net of dividends received	2	3
Stock compensation expense	17	11
Deferred income taxes	10	1
Pension contributions, net	(4)	(12)
Gain on sale of subsidiary	(3)
Change in working capital	(80)	(142)
Other, net	(2)
Net cash provided by operating activities	361	182

Investing activities
Purchases of property, plant and equipment	(251)	(198)
Acquisition of businesses, net of cash acquired	(184)	(18)
Purchases of marketable securities	(23)	(41)
Proceeds from sales of marketable securities	1	47
Proceeds from maturities of marketable securities	16	33
Proceeds from sale of subsidiary	3
Other		(10)
Net cash used in investing activities	(438)	(187)

Financing activities
Net change in short-term debt	(96)	14
Proceeds from long-term debt	676	441
Repayment of long-term debt	(640)	(378)
Call premium on debt	(15)	(12)
Deferred financing payments	(9)	(10)
Dividends paid to common stockholders	(26)	(26)
Distributions to noncontrolling interests	(7)	(16)
Repurchases of common stock		(81)
Other	4	(4)
Net cash used in financing activities	(113)	(72)

Net decrease in cash and cash equivalents	(190)	(77)
Cash and cash equivalents – beginning of period	707	791
Effect of exchange rate changes on cash balances	41	13
Cash and cash equivalents – end of period	$558	$727

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$113	$82

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions

3.	Disposal Groups

4.	Goodwill and Other Intangible Assets

5.	Restructuring of Operations

6.	Stockholders' Equity

7.	Redeemable Noncontrolling Interests

8.	Earnings per Share

9.	Stock Compensation

10.	Pension and Postretirement Benefit Plans

11.	Marketable Securities

12.	Financing Agreements

13.	Fair Value Measurements and Derivatives

14.	Commitments and Contingencies

15.	Warranty Obligations

16.	Income Taxes

17.	Other Income (Expense), Net

18.	Segments

19.	Equity Affiliates

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

We have added the subtotal "Earnings before interest and income taxes" to our consolidated statement of operations. Interest income, interest expense and loss on extinguishment of debt are presented below the new subtotal but above the subtotal "Earnings before income taxes." Interest income was previously included in Other income (expense), net. Prior year amounts have been reclassified to conform to the 2017 presentation.

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

We also adopted the following standards during the first nine months of 2017, none of which had a material impact on our financial statements or financial statement disclosures:

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

Recently issued accounting pronouncements

In September 2017, the FASB issued ASU 2017-13, Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, guidance which delays the mandatory adoption of ASC 606 and 842 for certain entities, revises the guidance related to performance-based incentive fees in ASC 605 and revises the guidance related to leases in ASC 840 and 842. The revisions to the lease guidance eliminate language specific to certain sale-leaseback arrangements, guarantees of lease residual assets and loans made by lessees to owner-lessors. Also included is an amendment to ASC 842 to retain the guidance in ASC 840 covering the impact of changes in tax rates on investments in leveraged leases. This guidance, which is effective immediately, generally relates to the adoption of ASC 606 and 842 and is not expected to impact our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities, guidance that more closely aligns hedge accounting with companies' risk management programs and simplifies its application. More hedging strategies are now eligible for hedge accounting. The new standard permits a qualitative assessment for effectiveness for certain hedges on an ongoing basis after an initial quantitative test to establish that the hedge relationship is highly effective. In addition, if a cash flow hedge is highly effective, all changes in fair value of the derivative hedging instrument will be recorded in other comprehensive income until the hedged item impacts earnings. The standard also provides prescriptive guidance on presentation. The change in fair value of the derivative is presented in the same income statement line item as the earnings effect of the hedged item. Timing of effectiveness assessments and additional disclosure requirements are also addressed in the standard. This guidance becomes effective January 1, 2019. Early adoption is permitted. We are evaluating the impact this guidance will have on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging – (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This guidance is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered "not indexed to an entity's own stock" and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. Down round features are most often found in warrants and conversion options embedded in debt or preferred equity instruments. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. This guidance becomes effective January 1, 2019. Early adoption is permitted. We do not presently issue any equity-linked financial instruments and therefore this guidance has no impact on our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, guidance that requires entities to present the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the income statement line items where they report compensation cost. Entities will present all other components of net benefit cost outside operating income, if this subtotal is presented. The rules related to the timing of when costs are recognized or how they are measured have not changed. This amendment only impacts where those costs are reflected within the income statement. In addition, only the service cost component will be eligible for capitalization in inventory and other assets. This guidance becomes effective January 1, 2018. Early adoption is permitted. Upon adoption, we expect to classify the nonservice cost components of net periodic pension expense in Other income (expense), net.

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

In May 2014, the FASB issued ASU 2014-09, Revenue – Revenue from Contracts with Customers, guidance that requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration a company expects to be entitled to in exchange for those goods or services. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective January 1, 2018 for Dana. We intend to adopt this standard using the modified retrospective method, recognizing the cumulative effect of initially applying the standard as an adjustment to opening retained earnings. We are finalizing the assessment of our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance we generally recognize revenue when products are shipped and risk of loss has transferred to the customer. Under the proposed requirements, the customized nature of some of our products and contractual provisions in certain of our customer contracts that provide us with an enforceable right to payment, may require us to recognize revenue prior to the product being shipped to the customer. We are also assessing pricing provisions contained in certain of our customer contracts. Pricing provisions contained in some of our customer contracts represent variable consideration or may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under current guidance. We continue to evaluate the impact this guidance will have on our financial statements.

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

USM contributed certain assets and liabilities relating to its Warren, Michigan production unit to Warren Manufacturing LLC (USM – Warren), a newly created legal entity, and Dana acquired all of the company units of USM – Warren. The company units were acquired by Dana free and clear of any liens. We paid $104 at closing, including $25 to effectively settle trade payable obligations originating from product purchases Dana made from USM prior to the acquisition, and received $1 in the third quarter for purchase price adjustments determined under the terms of the agreement. The acquisition has been accounted for as a business combination. The purchase consideration and the related allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Total purchase consideration	$78

Accounts receivable - Trade	17
Inventories	9
Other current assets	7
Goodwill	5
Intangibles	33
Property, plant and equipment	46
Accounts payable	(35)
Accrued payroll and employee benefits	(3)
Other accrued liabilities	(1)
Total purchase consideration allocation	$78

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

The results of operations of the business are reported in our Light Vehicle operating segment from the date of acquisition. We incurred transaction related expenses to complete the acquisition in 2017 totaling $5, which were charged to Other income (expense), net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented. During the first nine months of 2017, the business contributed sales of $69 and net income of $4.

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

We paid $181 at closing, using cash on hand, and refinanced a significant portion of the debt assumed in the transaction during the first half of 2017. The purchase price is subject to adjustment upon determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. The terms of the agreement provide Dana the right to call half of

Brevini’s noncontrolling interests in BFP and BPT, and Brevini the right to put half of its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call right, after the 2017 BFP and BPT financial statements have been approved by the board of directors. Further, Dana has the right to call Brevini’s remaining noncontrolling interests in BFP and BPT, and Brevini the right to put its remaining noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call right, after the 2019 BFP and BPT financial statements have been approved by the board of directors. The call and put prices are based on the amount Dana paid to acquire its initial 80% interest in BFP and BPT subject to adjustment based on the actual EBITDA and free cash flows, as defined in the agreement, of BFP and BPT. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate currently being leased by BPT from a Brevini affiliate for €25 by November 1, 2017. The timing of the real estate purchase may extend beyond November 1, 2017, pending the seller obtaining required permits. The purchase consideration and the related allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Total purchase consideration	$181

Cash and cash equivalents	$75
Accounts receivable - Trade	78
Accounts receivable - Other	14
Inventories	137
Other current assets	6
Goodwill	29
Intangibles	41
Deferred tax assets	3
Other noncurrent assets	4
Property, plant and equipment	145
Notes payable, including current portion of long-term debt	(131)
Accounts payable	(51)
Accrued payroll and employee benefits	(14)
Other accrued liabilities	(18)
Long-term debt	(51)
Pension and postretirement obligations	(12)
Other noncurrent liabilities	(16)
Redeemable noncontrolling interest	(44)
Noncontrolling interests	(14)
Total purchase consideration allocation	$181

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

The results of operations of the businesses are reported in our Off-Highway operating segment from the date of acquisition. Transaction related expenses in 2017 associated with completion of the acquisition totaling $7 were charged to Other income (expense), net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented. During the first nine months of 2017, the businesses contributed sales of $284 and a net loss of $11, inclusive of a restructuring charge recorded in the second quarter of 2017. See Note 5 for more information.

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

SIFCO contributed the strategic assets to SJT Forjaria Ltda., a newly created legal entity, and Dana acquired all of the issued and outstanding quotas of SJT Forjaria Ltda. The strategic assets were acquired by Dana free and clear of any liens, claims or encumbrances. The acquisition was funded using cash on hand and has been accounted for as a business combination. The purchase consideration and the related allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

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

Magnum — On January 29, 2016, we acquired the aftermarket distribution business of Magnum® Gaskets (Magnum), a U.S.-based supplier of gaskets and sealing products for automotive and commercial-vehicle applications, for a purchase price of $18 at closing and additional cash payments of up to $2 contingent upon the achievement of certain sales metrics over the two-year period following the acquisition. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $1. Assets acquired included trademarks and trade names, customer relationships and goodwill. The results of operations of Magnum are reported within our Power Technologies operating segment. We acquired Magnum using cash on hand. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented.

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

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2016	$—	$6	$78	$6	$90
Acquisitions	4		39		43
Purchase accounting adjustments	1	1	(10)		(8)
Currency impact			13		13
Balance, September 30, 2017	$5	$7	$120	$6	$138

Components of other intangible assets —

		September 30, 2017			December 31, 2016
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$95	$(88)	$7	$88	$(83)	$5
Trademarks and trade names	15	19	(4)	15	6	(2)	4
Customer relationships	8	468	(398)	70	389	(374)	15
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$667	$(490)	$177	$568	$(459)	$109

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at September 30, 2017 were as follows: Light Vehicle — $53, Commercial Vehicle — $35, Off-Highway — $79 and Power Technologies — $10.

Amortization expense related to amortizable intangible assets —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Charged to cost of sales	$—	$1	$1	$1
Charged to amortization of intangibles	4	2	9	6
Total amortization	$4	$3	$10	$7

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2017 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2017	2018	2019	2020	2021
Amortization expense	$3	$9	$8	$7	$7

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

During the third quarter of 2017, we recorded total restructuring expense of $2, including $1 of severance and benefit costs for headcount reduction actions in this year's third quarter and $1 of exit costs primarily associated with the continued execution of previously announced actions.

For the nine months ended September 30, 2017, total restructuring expense was $14, including $9 of severance and benefit costs and $5 of exit costs. The severance and benefit costs primarily relate to headcount reduction initiatives in our Off-Highway business, as part of the BPT and BFP acquisition integration, while the exit costs primarily represents costs associated with the continued execution of previously announced actions.

During the third quarter of 2016, we approved plans to implement certain headcount reduction initiatives, primarily in our Off-Highway business. Including costs associated with this action and with other previously announced initiatives, total restructuring expense during the third quarter of 2016 was $17, including $16 of severance and benefit costs and $1 of exit costs.

For the nine months ended September 30, 2016, total restructuring expense was $23, including $20 of severance and benefit costs and $3 of exit costs. In addition to the third quarter 2016 Off-Highway action described above, total restructuring expense for the nine months ended September 30, 2016 includes the impact of the planned closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky and continuing exit costs associated with previously announced actions.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at June 30, 2017	$26	$6	$32
Charges to restructuring	1	1	2
Cash payments	(3)	(1)	(4)
Currency impact	1		1
Balance at September 30, 2017	$25	$6	$31

Balance at December 31, 2016	$32	$6	$38
Charges to restructuring	9	5	14
Cash payments	(18)	(5)	(23)
Currency impact	2		2
Balance at September 30, 2017	$25	$6	$31

At September 30, 2017, the accrued employee termination benefits include costs to reduce approximately 400 employees to be completed over the next year. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at September 30, 2017.

	Expense Recognized			Future Cost to Complete
	Prior to 2017	2017	Total to Date
Light Vehicle	$10	$2	$12	$1
Commercial Vehicle	41	3	44	13
Off-Highway	6	8	14
Corporate		1	1
Total	$57	$14	$71	$14

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared quarterly cash dividends of six cents per share of common stock in each of the first three quarters of 2017. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — Our Board of Directors approved a common stock share repurchase program up to $1,700 on January 11, 2016. The program expires on December 31, 2017. Approximately $219 remained available under the program for future share repurchases as of September 30, 2017.

Changes in equity —

	2017			2016
Three Months Ended September 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, June 30	$1,119	$107	$1,226	$743	$95	$838
Net income	69	3	72	57	4	61
Other comprehensive income (loss)	2	2	4	(24)		(24)
Common stock dividends	(9)		(9)	(8)		(8)
Redeemable noncontrolling interests adjustment to redemption value	(1)		(1)			—
Distributions to noncontrolling interests		(2)	(2)		(2)	(2)
Purchase of noncontrolling interests		(1)	(1)			—
Stock compensation	9		9	5		5
Stock withheld for employee taxes	(1)		(1)			—
Balance, September 30	$1,188	$109	$1,297	$773	$97	$870

Nine Months Ended September 30,
Balance, December 31	$1,157	$85	$1,242	$728	$103	$831
Adoption of ASU 2016-16 tax adjustment, January 1, 2017	(179)		(179)			—
Net income	215	13	228	155	9	164
Other comprehensive income	7	5	12	(13)	1	(12)
Common stock dividends	(26)		(26)	(26)		(26)
Redeemable noncontrolling interests adjustment to redemption value	(3)		(3)			—
Distributions to noncontrolling interests		(7)	(7)		(16)	(16)
Common stock share repurchases			—	(81)		(81)
Increase from business combination		14	14			—
Purchase of noncontrolling interests		(1)	(1)			—
Stock compensation	21		21	11		11
Stock withheld for employee taxes	(4)		(4)	(1)		(1)
Balance, September 30	$1,188	$109	$1,297	$773	$97	$870

See Note 1 for additional information about adoption of new accounting guidance on January 1, 2017.

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, June 30, 2017	$(652)	$(33)	$—	$(594)	$(1,279)
Other comprehensive income (loss):
Currency translation adjustments	(3)				(3)
Holding gains and losses		(48)			(48)
Reclassification of amount to net income (a)		35			35
Actuarial gain on census update				21	21
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				7	7
Tax expense		(1)		(9)	(10)
Other comprehensive income (loss)	(3)	(14)	—	19	2
Balance, September 30, 2017	$(655)	$(47)	$—	$(575)	$(1,277)

Balance, June 30, 2016	$(603)	$(14)	$5	$(551)	$(1,163)
Other comprehensive income (loss):
Currency translation adjustments	(8)				(8)
Holding gains and losses		(17)	2		(15)
Reclassification of amount to net income (a)		6	(7)		(1)
Actuarial loss on census update				(6)	(6)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				7	7
Tax expense				(1)	(1)
Other comprehensive loss	(8)	(11)	(5)	—	(24)
Balance, September 30, 2016	$(611)	$(25)	$—	$(551)	$(1,187)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, December 31, 2016	$(646)	$(34)	$—	$(604)	$(1,284)
Other comprehensive income (loss):
Currency translation adjustments	(1)				(1)
Holding loss on net investment hedge	(8)				(8)
Holding gains and losses		(123)			(123)
Reclassification of amount to net income (a)		109			109
Actuarial gain on census update				21	21
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				22	22
Tax (expense) benefit		1		(14)	(13)
Other comprehensive income (loss)	(9)	(13)	—	29	7
Balance, September 30, 2017	$(655)	$(47)	$—	$(575)	$(1,277)

Balance, December 31, 2015	$(608)	$(4)	$2	$(564)	$(1,174)
Other comprehensive income (loss):
Currency translation adjustments	(3)				(3)
Holding gains and losses		(30)	5		(25)
Reclassification of amount to net income (a)		9	(7)		2
Actuarial loss on census update				(6)	(6)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				20	20
Tax expense				(1)	(1)
Other comprehensive income (loss)	(3)	(21)	(2)	13	(13)
Balance, September 30, 2016	$(611)	$(25)	$—	$(551)	$(1,187)
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

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values (i.e., the "floor"). Redeemable noncontrolling interest adjustments of redemption value to the floor are recorded in retained earnings and included as an adjustment to net income available to parent company stockholders in the calculation of earnings per share. During the first three quarters of 2017 there was a $3 adjustment to reflect a redemption value in excess of carrying value. See Note 8.

Reconciliation of changes in redeemable noncontrolling interests —

September 30, 2017	Three Months Ended	Nine Months Ended
Balance, beginning of period	$46	$—
Initial fair value of redeemable noncontrolling interests of acquired business		45
Purchase accounting adjustments	(1)	(1)
Comprehensive income (loss) adjustments:
Net income (loss) attributable to redeemable noncontrolling interests	1	(2)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests		2
Retained earnings adjustments:
Adjustment to redemption value	1	3
Balance, September 30	$47	$47

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to the parent company	$69	$57	$215	$155
Less: Redeemable noncontrolling interests adjustment to redemption value	(1)		(3)
Net income available to common stockholders - Numerator basic and diluted	$68	$57	$212	$155

Denominator:
Weighted-average shares outstanding - Basic	145.0	144.0	144.8	146.7
Employee compensation-related shares, including stock options	1.9	0.6	1.7	0.4
Weighted-average shares outstanding - Diluted	146.9	144.6	146.5	147.1

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million and 2.1 million CSEs from the calculations of diluted earnings per share for the third quarters of 2017 and 2016 and excluded 0.1 million and 2.1 million CSEs for the year-to-date periods of 2017 and 2016 as the effect of including them would have been anti-dilutive.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2017.

	Granted (In millions)	Grant Date Fair Value*
RSUs	0.8	$19.92
PSUs	0.3	$18.63
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

We received $8 of cash from the exercise of stock options related to 0.5 million shares. We paid $2 of cash to settle SARs and RSUs and issued 0.6 million shares of common stock based on the vesting of RSUs during 2017. We recognized stock compensation expense of $7 and $4 during the third quarters of 2017 and 2016 and $17 and $11 during the respective nine-month periods. At September 30, 2017, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $26. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2017		2016		OPEB - Non-U.S.
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2017	2016
Interest cost	$13	$2	$13	$2	$1	$1
Expected return on plan assets	(20)	(1)	(23)	(1)
Service cost		1		2
Amortization of net actuarial loss	5	2	6	1
Net periodic benefit cost (credit)	$(2)	$4	$(4)	$4	$1	$1

Nine Months Ended September 30,
Interest cost	$39	$6	$39	$6	$3	$3
Expected return on plan assets	(62)	(3)	(69)	(2)
Service cost		4		4
Other				1
Amortization of net actuarial loss	17	5	16	4
Net periodic benefit cost (credit)	$(6)	$12	$(14)	$13	$3	$3

Pension expense for 2017 increased versus the same period in 2016 as a result of a lower assumed return on plan assets and an increase in amortization of the net actuarial loss in the U.S.

Plan termination — On October 25, 2017, the Dana Board of Directors authorized the company to pursue termination of one of its U.S. defined benefit pension plans. Ultimate plan termination is subject to prevailing market conditions and other considerations, including interest rates and annuity pricing. In the event the company proceeds with effectuating termination, subject to regulatory approval, settlement of the plan obligations is expected to occur in the first half of 2019. An increased liability to settle the plan obligations is expected based on participant settlement options and the cost to purchase annuities. Additionally, the deferred actuarial losses in accumulated other comprehensive income relating to the terminated plan will be recognized as expense. Based on the company's current assumptions, a pre-tax charge estimated in the range of $330 to $415 is expected at the time of settlement.

Note 11. Marketable Securities

	September 30, 2017			December 31, 2016
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$3	$—	$3	$2	$—	$2
Corporate securities	5		5	2		2
Certificates of deposit	25		25	22		22
Other	5		5	4		4
Total marketable securities	$38	$—	$38	$30	$—	$30

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities are primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $25, $5 and $3 at September 30, 2017.

Note 12. Financing Agreements

Long-term debt at —

			September 30, 2017		December 31, 2016
	Interest Rate		Principal	Unamortized Debt Issue Costs	Principal	Unamortized Debt Issue Costs
Senior Notes due September 15, 2021	5.375%		$—	$—	$450	$(5)
Senior Notes due September 15, 2023	6.000%		300	(4)	300	(4)
Senior Notes due December 15, 2024	5.500%		425	(5)	425	(6)
Senior Notes due April 15, 2025	5.750%	*	400	(6)
Senior Notes due June 1, 2026	6.500%	*	375	(6)	375	(6)
Term Facility			275	(1)
Other indebtedness			28		120
Total			$1,803	$(22)	$1,670	$(21)

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

Interest on the senior notes is payable semi-annually and interest on the Term Facility is payable quarterly. Other indebtedness includes borrowings from various financial institutions, capital lease obligations, the unamortized fair value adjustment related to a terminated interest rate swap and the financial liability related to build-to-suit leases. See Note 13 for additional information on the terminated interest rate swap.

Senior notes — On September 18, 2017, we redeemed the remaining $350 of our September 2021 Notes at a price equal to 102.688% plus accrued and unpaid interest. The $13 loss on extinguishment of debt includes the $10 redemption premium and the $3 write-off of previously deferred financing costs associated with the September 2021 Notes.

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

Credit agreement — On August 17, 2017, we entered into an amended credit and guaranty agreement comprised of a $275 term facility (the Term Facility) and a $600 revolving credit facility (the Revolving Facility) both of which mature on August 17, 2022. On September 14, 2017, we drew the entire amount available under the Term Facility. Net proceeds from the Term Facility draw totaled $274. Financing costs of $1 were recorded as deferred cost and are being amortized to interest expense over the life of the Term Facility. We are required to make equal quarterly installments on the last day of each fiscal quarter of 1.5625% of the initial aggregate principal amount of the Term Facility commencing on September 30, 2018. We may prepay some or all of Term Facility without penalty. Any prepayments made on the Term Facility would be applied against the required quarterly installments. The proceeds from the Term Facility were used to repay our September 2021 Notes and for general corporate purposes. The Revolving Facility amended our previous revolving credit facility. In connection with the Revolving Facility, we paid $2 in deferred financing costs to be amortized to interest expense over the life of the facility. Deferred financing costs on our Revolving Facility are included in Other noncurrent assets.

The Term Facility and the Revolving Facility are guaranteed by all of our wholly-owned domestic subsidiaries subject to certain exceptions (the guarantors) and grants a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

Advances under the Term Facility and the Revolving Facility bear interest at a floating rate based on, at our option, the base rate or Eurodollar rate (each as described in the revolving credit agreement) plus a margin as set forth below:

	Margin
Total Net Leverage Ratio	Base Rate	Eurodollar Rate
Less than or equal to 1.00:1.00	0.50%	1.50%
Greater than 1.00:1.00 but less than or equal to 2.00:1.00	0.75%	1.75%
Greater than 2.00:1.00	1.00%	2.00%

We have elected to pay interest on our advance under the Term Facility at the Eurodollar Rate. The interest rate on the Term Facility, inclusive of the applicable margin, was 2.98667% as of September 30, 2017.

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

As of September 30, 2017, we had no outstanding borrowings under the Revolving Facility but we had utilized $21 for letters of credit. We had availability at September 30, 2017 under the Revolving Facility of $579 after deducting the outstanding letters of credit.

Debt covenants — At September 30, 2017, we were in compliance with the covenants of our financing agreements. Under the Term Facility, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Term Facility and Revolving Facility, a maintenance covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 13. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	September 30, 2017	December 31, 2016
Available-for-sale securities	Marketable securities	1	$5	$4
Available-for-sale securities	Marketable securities	2	33	26
Currency forward contracts
Cash flow hedges	Accounts receivable other	2	4	2
Cash flow hedges	Other accrued liabilities	2	1	4
Undesignated	Accounts receivable other	2	1	1
Undesignated	Other accrued liabilities	2	2	1
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	145	12
Undesignated	Other accrued liabilities	2	2	3

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,500	$1,588	$1,550	$1,612
Term Facility	275	275	—	—
Other indebtedness*	28	22	120	101
Total	$1,803	$1,885	$1,670	$1,713

*
The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap at both dates. The carrying value and fair value also include a financial liability associated with certain build-to-suit lease arrangements at both dates.

The fair values of our senior notes and Term Facility are estimated based upon a market approach (Level 2) while the fair value of our other indebtedness is based upon an income approach (Level 2). The fair value of the Term Facility approximates its carrying value as it is a floating-rate facility. See Note 12 for additional information about financing agreements.

Fair value measurements on a nonrecurring basis — Certain assets are measured at fair value on a nonrecurring basis. These are long-lived assets that are subject to fair value adjustments only in certain circumstances. These assets include intangible assets and property, plant and equipment which may be written down to fair value when they are held for sale or as a result of impairment.

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of September 30, 2017, no fixed-to-floating interest rate swaps remain outstanding. However, a $7 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at September 30, 2017. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the quarter or nine months ended September 30, 2017.

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

During the first quarter of 2017, in conjunction with the issuance of €281 of euro-denominated intercompany notes payable, issued by certain of our Luxembourg subsidiaries (the "Luxembourg Intercompany Notes") and payable to USD-functional Dana, Inc., we executed fixed-to-fixed cross-currency swaps with the same critical terms as the Luxembourg Intercompany Notes. The risk management objective of these swaps is to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the euro / U.S. dollar exchange rates associated with the forecasted principal and interest payments.

Additionally, during the first quarter of 2017, in conjunction with the issuance of an aggregate $15 of U.S. dollar-denominated short-term notes payable by one of our Brazilian subsidiaries (the "Brazilian Notes"), we executed fixed-to-fixed cross-currency swaps with the same critical terms as the Brazilian Notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the U.S. dollar / Brazilian real exchange rates. During September 2017, the Brazilian Notes and the associated swaps were settled.

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

The following fixed-to-fixed cross-currency swaps were outstanding at September 30, 2017:

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

In the event our ongoing assessment demonstrates that the critical terms of either the swaps or the underlying designated financial instruments have changed, or that there have been adverse developments regarding counterparty risk, we will use the long haul method to assess ineffectiveness of the hedging relationship. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings. During the first nine months of 2017, deferred losses of $19 associated with all of the fixed-to-fixed cross-currency swaps were recorded in OCI and reflect the net impact of a $133 unfavorable change in the fair value of the swaps and a $114 reclassification from AOCI to earnings. The reclassification from AOCI to earnings represents an offset to a foreign exchange remeasurement gain on all of the designated debt instruments outstanding during the nine months ended September 30, 2017.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $257 at September 30, 2017 and $143 at December 31, 2016. The total notional amount of outstanding foreign currency swaps, including but not limited to the fixed-to-fixed cross-currency swaps, was $1,129 at September 30, 2017 and $571 at December 31, 2016.

The following currency derivatives were outstanding at September 30, 2017:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$111	$4	$115	Dec-18
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble	39		39	Dec-18
British pound	U.S. dollar, Euro	1		1	Aug-18
Swedish krona	Euro	29		29	Nov-18
South African rand	U.S. dollar, Euro, Thai baht		7	7	Sep-18
Thai baht	U.S. dollar, Australian dollar		16	16	Apr-18
Canadian dollar	U.S. dollar		14	14	Dec-18
Brazilian real	Euro		4	4	Sep-18
Indian rupee	U.S. dollar, British pound, Euro		32	32	Mar-19
Total forward contracts		180	77	257

U.S. dollar	Euro, Canadian dollar	332	21	353	Sep-23
Euro	U.S. dollar	775		775	Jun-26
South African rand	U.S. dollar		1	1	Oct-17
Total currency swaps		1,107	22	1,129
Total currency derivatives		$1,287	$99	$1,386

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

During the first quarter of 2017, we designated the principal amount of an existing non-derivative Mexican peso-denominated intercompany note payable (the "MXN-denominated intercompany note") by Dana European Holdings Luxembourg S.à r.l. to Dana de Mexico Corporacion S. de R.L. de C.V., one of our Mexican subsidiaries, as a net investment hedge of the equivalent portion of the investment in the associated Mexican operations. At September 30, 2017, the principal amount of the MXN-denominated intercompany note is 1,465 Mexican pesos, or approximately $81.

During the first nine months of 2017, we recorded a deferred loss of $8 in the CTA component of OCI associated with the MXN-denominated intercompany note. Amounts recorded in CTA remain deferred in AOCI until such time as the investments in the associated subsidiaries are substantially liquidated. See also Note 6.

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges of forecasted transactions are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to September 30, 2017 exchange rates. Deferred gains of $3 at September 30, 2017 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $2 at December 31, 2016. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during the first nine months of 2017.

Note 14. Commitments and Contingencies

Product liabilities — We had accrued $9 and $5 for product liability costs at September 30, 2017 and December 31, 2016. We had also recognized $9 and $4 as expected amounts recoverable from third parties at the respective dates. The increases in the liability and recoverable amounts at September 30, 2017 reflect the recognition of an increase in the estimated cost and the recovery of an insured matter. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $8 at September 30, 2017 and December 31, 2016. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$74	$63	$66	$56
Acquisitions	(2)		6
Amounts accrued for current period sales	8	6	23	19
Adjustments of prior estimates	4	7	9	19
Settlements of warranty claims	(9)	(10)	(32)	(28)
Currency impact		1	3	1
Balance, end of period	$75	$67	$75	$67

The Acquisitions line includes approximately $4 related to the acquisition of BFP and BPT that is subject to recovery from the seller.

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

We reported income tax expense related to operations of $33 and $13 for the quarters ended September 30, 2017 and 2016 and $94 and $66 for the respective nine-month periods. Our effective tax rates were 31% and 29% in the first nine months of 2017 and 2016. Our effective income tax rates vary from the U.S. federal statutory rate of 35% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The $8 from amortization of the prepaid tax asset recorded in conjunction with the intercompany sale of certain operating assets to a non-U.S. affiliate in 2015 increased the effective rate in the first nine months of 2016. The adoption of new accounting guidance resulted in the $179 write-off of that prepaid tax asset at the beginning of 2017. See Note 1 for additional information.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amount and source of these earnings. As part of the annual effective tax rate, we recognized net expense of $5 and $1 for the quarters ended September 30, 2017 and 2016 and $9 and $5 for the respective nine-month periods related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $1 and $2 for the quarters ended September 30, 2017 and 2016 and $5 and $4 for the respective nine-month periods related to the actual transfer of funds to the U.S. and transfers of funds between foreign subsidiaries.

Note 17. Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Government grants and incentives	$2	$2	$6	$5
Foreign exchange loss		(2)	(3)	(4)
Strategic transaction expenses	(3)	(3)	(20)	(6)
Gain on sale of marketable securities		7		7
Insurance and other recoveries				1
Amounts attributable to previously divested/closed operations			3	1
Other, net	2	2	6	5
Other income (expense), net	$1	$6	$(8)	$9

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

Amounts attributable to previously divested/closed operations includes the receipt of the remaining proceeds on our December 2016 divestiture of DCLLC during the second quarter of 2017. See Note 3 for additional information.

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

Segment information —

	2017			2016
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$805	$33	$91	$631	$27	$73
Commercial Vehicle	371	25	33	294	21	23
Off-Highway	384	1	55	199		28
Power Technologies	271	5	41	260	3	42
Eliminations and other		(64)			(51)
Total	$1,831	$—	$220	$1,384	$—	$166

Nine Months Ended September 30,
Light Vehicle	$2,369	$96	$273	$1,913	$91	$202
Commercial Vehicle	1,057	72	91	976	64	81
Off-Highway	1,107	2	157	692	2	97
Power Technologies	839	12	132	798	11	120
Eliminations and other		(182)			(168)
Total	$5,372	$—	$653	$4,379	$—	$500

Prior to the third quarter of 2017, our Crossville, Tennessee, distribution center rolled up within our Commercial Vehicle operating segment for purposes of inter-segment sales reporting. Beginning in the third quarter of 2017, the distribution center has been split between our Commercial Vehicle and Off-Highway operating segments. This change in management reporting has resulted in a decrease in the inter-segment sales reported by our Off-Highway operating segment. Prior period amounts have been recast to conform with the current presentation. This change in management reporting had no impact on segment reporting of external sales or segment EBITDA.

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment EBITDA	$220	$166	$653	$500
Corporate expense and other items, net	(4)	2	(15)	(6)
Depreciation	(58)	(45)	(162)	(129)
Amortization of intangibles	(4)	(3)	(10)	(7)
Restructuring	(2)	(17)	(14)	(23)
Stock compensation expense	(7)	(4)	(17)	(11)
Strategic transaction expenses	(3)	(3)	(20)	(6)
Acquisition related inventory adjustments			(14)
Other items	(2)		(5)	(4)
Amounts attributable to previously divested/closed operations	(1)		2	3
Earnings before interest and income taxes	139	96	398	317
Loss on extinguishment of debt	(13)		(19)	(17)
Interest expense	(25)	(27)	(79)	(84)
Interest income	3	3	8	8
Earnings before income taxes	104	72	308	224
Income tax expense	33	13	94	66
Equity in earnings of affiliates	2	2	12	6
Net income	$73	$61	$226	$164

Note 19. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at September 30, 2017 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$90
Bendix Spicer Foundation Brake, LLC	20%	45
Axles India Limited	48%	8
All others as a group		10
Investments in equity affiliates		153
Investments in affiliates carried at cost		2
Investments in affiliates		$155

Summarized financial information for DDAC —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$215	$145	$615	$425
Gross profit	$21	$21	$72	$53
Earnings before income taxes	$5	$5	$15	$8
Net income	$3	$2	$11	$4
Dana's equity in earnings of affiliate	$1	$—	$4	$—

Our equity in earnings of DDAC was reduced by $3 during the second quarter of 2017 due to charges associated with the anticipated transfer and conversion of certain assets to the local government.

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive and motion products (axles, driveshafts, planetary hub drives, power-transmission products, tire-management products, and transmissions); sealing solutions (gaskets, seals, heat shields, and fuel-cell plates); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, and exhaust-gas heat recovery); and fluid-power products (pumps, valves, motors, and controls). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Drive and Motion Technologies (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At September 30, 2017, we employed approximately 29,400 people, operated in 34 countries and had more than 100 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$805	44.0%	$631	45.6%	$2,369	44.1%	$1,913	43.7%
Commercial Vehicle	371	20.2%	294	21.2%	1,057	19.7%	976	22.3%
Off-Highway	384	21.0%	199	14.4%	1,107	20.6%	692	15.8%
Power Technologies	271	14.8%	260	18.8%	839	15.6%	798	18.2%
Total	$1,831		$1,384		$5,372		$4,379

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

The final two elements of our enterprise strategy, commercializing new technology and accelerating hybridization and electrification, focus on opportunities for product expansion. Bringing new innovations to market as industry leading products will drive growth as our new products and technology provide our customers with cutting edge solutions, address end user needs and capitalize on key market trends. An example is our industry leading electronically disconnecting all-wheel drive technology, which we believe is the most fuel efficient rapidly disconnecting system in the market and was recently selected by a major global customer for a significant new global vehicle platform – opening up new commercial channels for us in the passenger car, crossover and sport utility vehicle markets.

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

We have taken advantage of the lower interest rate environment to refinance our senior notes at lower rates while extending the maturities. In each of the past two years, we completed refinancing transactions that resulted in lower effective interest rates while extending maturities. In April 2017, we completed a $400 2025 note offering, the proceeds of which were used to extend maturities on nearly $400 of indebtedness at significantly lower interest rates. In this year's third quarter, we redeemed an additional $350 of fixed-rate senior notes, utilizing available cash and proceeds from issuance of a floating-rate term loan. In connection with amending our credit and guaranty agreement to effectuate the term loan, we also increased our revolving credit credit facility by $100, providing us with $600 of back-up liquidity through 2022.

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

Acquisitions

BFP and BPT — On February 1, 2017, we acquired 80% ownership interests in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) from Brevini Group S.p.A. (Brevini). The acquisition expands our Off-Highway operating segment product portfolio to include technologies for tracked vehicles, doubling our addressable market for off-highway driveline systems and establishing Dana as the only off-highway solutions provider that can manage the power to both move the equipment and perform its critical work functions. This acquisition also brings a platform of technologies that can be leveraged in our light and commercial vehicle end markets, helping to accelerate our hybridization and electrification initiatives. The BFP and BPT acquisitions added $105 and $284 of sales and $12 and $30 of adjusted EBITDA in the third quarter and first nine months of 2017.

We paid $181 at closing using cash on hand and assumed debt of $182 as part of the transaction. The purchase price is subject to adjustment upon determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. The terms of the agreement provide Dana the right to call Brevini's noncontrolling interests in BFP and BPT, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate currently being leased by BPT from a Brevini affiliate for €25 by November 1, 2017. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of these businesses are reported within our Off-Highway operating segment.

USM – Warren — On March 1, 2017, we completed the purchase of Warren Manufacturing LLC (USM – Warren), which holds certain assets and liabilities of the former Warren, Michigan production unit of U.S. Manufacturing Corporation (USM). With this transaction, we acquired proprietary tube-manufacturing processes and light-weighting intellectual property for axle tubes and shafts. Significant content was previously purchased from USM. Vertically integrating this content strengthens the supply chain for several of our most strategic customers. The new product and process technologies for light-weighting will assist our customers in achieving their sustainability and fuel efficiency goals. The USM – Warren acquisition added $28 and $69 of sales and $3 and $9 of adjusted EBITDA in the third quarter and first nine months of 2017.

We paid $104 for this business at closing, including $25 to effectively settle trade payable obligations originating from product purchases Dana made from USM prior to the acquisition. No debt was assumed with this transaction which was funded using cash on hand. Post-closing purchase price adjustments for working capital and other items, which totaled less than $1, were received in this year's third quarter. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of the USM – Warren business are reported within our Light Vehicle operating segment.

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

Magnum — On January 29, 2016, we acquired the aftermarket distribution business of Magnum, a U.S.-based supplier of gaskets and sealing products for automotive and commercial vehicle applications, for a purchase price of $18 at closing and additional cash payments of up to $2 contingent upon the achievement of certain sales metrics over the two-year period following the acquisition. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $1. Assets acquired included trademarks and trade names, customer relationships and goodwill. The results of operations of Magnum are reported within our Power Technologies operating segment.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2017 Outlook			2016	2015
North America
Light Truck (Full Frame)	4,500	to	4,600	4,457	4,136
Light Vehicle Engines	14,800	to	15,000	15,913	15,474
Medium Truck (Classes 5-7)	240	to	250	233	237
Heavy Truck (Class 8)	245	to	255	228	323
Agricultural Equipment	50	to	60	53	58
Construction/Mining Equipment	150	to	160	150	158
Europe (including Eastern Europe)
Light Truck	9,900	to	10,100	9,306	8,546
Light Vehicle Engines	23,800	to	24,300	23,287	22,570
Medium/Heavy Truck	460	to	485	463	434
Agricultural Equipment	195	to	210	193	202
Construction/Mining Equipment	295	to	310	290	299
South America
Light Truck	1,200	to	1,250	980	940
Light Vehicle Engines	2,300	to	2,400	2,112	2,439
Medium/Heavy Truck	75	to	85	70	88
Agricultural Equipment	30	to	35	29	32
Construction/Mining Equipment	10	to	15	10	13
Asia-Pacific
Light Truck	29,000	to	29,500	27,465	24,160
Light Vehicle Engines	51,000	to	52,000	50,533	47,209
Medium/Heavy Truck	1,900	to	2,000	1,661	1,383
Agricultural Equipment	640	to	670	648	676
Construction/Mining Equipment	430	to	450	396	405

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to increased light vehicle sales and production levels in North America. Overall economic conditions in North America continue to be relatively favorable with improving employment levels and upward trending consumer confidence. There continues, however, to be considerable uncertainty following the recent transition to new government leadership in the United States, and the potential impact on the economy of future actions initiated by the new administration. The North America light vehicle market has begun to show signs of weakening demand levels. Strong sales levels the past few years have significantly reduced the built-up demand to replace older vehicles. Increasing interest rates, high levels of consumer debt and declining used car prices are developments that are likely to constrict demand for new vehicles. To date, these effects have been most notable in passenger car sales. Light vehicle sales for the first nine months of 2017 decreased about 2% compared to the same period of 2016, driven by a decline in passenger car sales of about 9%. Helped by continued low fuel prices, light truck market demand continued to be relatively strong in this year's first nine months, with sales up 3% compared to last year. Many of our programs are focused in the full frame light truck segment. Sales in this segment for the first nine months of 2017 were up about 2%. Production levels were reflective of light vehicle sales. Production of approximately 13 million light vehicles in the first nine months of 2017 was 3% lower than in 2016, with passenger car production down 12% and light truck production 2% higher. Light vehicle engine production was impacted more by the developments in the passenger car segment, down 6% from the first nine months of last year. In the key full frame light truck segment, production levels for the first nine months of 2017 increased about 3% compared to the same period of 2016. Days’ supply of total light vehicles in the U.S. at the end of September 2017 was around 64 days, up from 62 days at the end of December 2016 and comparable with September 2016. In the full frame light truck segment, inventory levels were 73 days at the end of September 2017, up from 65 days at the end of December 2016 and comparable with September 2016.

For the remainder of 2017, we expect a generally solid economic climate in North America. However, with the strength in this market the past couple years, we believe slightly lower production levels are likely. We have reduced our full year 2017 outlook for light vehicle engine production to 14.8 to 15.0 million units which is a decrease of about 6 to 7% compared with 2016. With the full frame light truck segment continuing to show relative strength, our 2017 production outlook remains unchanged at 4.5 to 4.6 million trucks, an increase of 1 to 3% from 2016.

Medium/heavy vehicle markets — The commercial vehicle market is similarly impacted by many of the same macroeconomic developments impacting the light vehicle market. Strong production levels in the heavy truck segment in 2014 and first half of 2015 led to more trucks than required for freight demand. As a consequence, production levels in 2016 were scaled back. Both heavy and medium duty markets have shown a modest increase in demand during the first nine months of 2017. During the first nine months of 2017, heavy duty Class 8 truck production was up approximately 3% while medium duty Classes 5-7 truck production was up 6% compared with 2016.

Class 8 order levels continue to improve from those experienced in the second half of 2016 and the first quarter of 2017, prompting us to increase our outlook for full year 2017 Class 8 production to 245,000 to 255,000 trucks, a level which is up 7 to 12% compared with the 2016 build level. In the medium duty segment we have tightened our range, expecting full year 2017 medium duty production to be in the range of 240,000 to 250,000 vehicles, up 3 to 7% from 2016.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 3% in 2016 after increasing 5% in 2015, and light truck production being higher by 9 to 10% in each of the past two years. Overall market improvement continued in the first nine months of 2017 as light vehicle engine production increased about 3% and light truck production was up about 9% compared to the first nine months of last year. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region. At present, we expect overall stable to improving economic conditions across the entire region in 2017. Our full year 2017 outlook for light vehicle engines is unchanged from July, with production levels expected to be up 2 to 4% over 2016. Our full year 2017 outlook for light truck demand is unchanged from July, with production for the year expected to be about 6 to 9% higher than 2016. The economic climate in most South America markets the past few years has been weak, volatile and challenging. After significant production declines in 2014 and 2015, there were signs that demand levels had bottomed out in 2016. Production levels in the first nine months of 2017 were reflective of an improving market, with light vehicle engine production up about 17% compared to the same period in 2016 and light truck production higher by about 27%. With the improvement experienced during the first nine months of this year, we have increased our full year outlook for light truck production. We now expect full year light truck production to be up 22 to 28%. Our full year 2017 outlook for light vehicle engine production is unchanged from July, with production levels expected to be up 9 to 14% over 2016. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 8% in 2015 and was up another 14% in 2016, while light vehicle engine production increased 2% in 2015 and another 7% in 2016. This year's first nine months exhibited signs of continuing growth in the region. Nine-month 2017 light vehicle engine build increased 4% and light truck production was higher by 9% when compared with the same period last year. Our full year 2017 outlook for the Asia Pacific light vehicle markets remains unchanged, with light truck production expected to be 6 to 7% higher than 2016 and light vehicle engine production expected to be up 1% to 3% from last year.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets, albeit with improvements in the medium/heavy truck market being a little slower to manifest. Signs of a strengthening European market emerged in 2015 and 2016 with medium/heavy truck production increasing 9% in 2015 and 7% in 2016. Market strengthening continued in this year's first nine months with production increasing by 4% compared with the same period last year. Our full year outlook remains unchanged, reflecting 2017 medium/heavy truck production being flat to up 5% compared to last year. A weakening South America economic climate beginning in 2014 led to medium/heavy truck production declining 47% in 2015 and another 20% in 2016. As with the light vehicle markets, we have begun to see signs of improving economic conditions in the region. Medium/heavy truck production during the first nine months of 2017 was up 21% from the same period last year. We expect higher year-over-year production levels to continue in the fourth quarter. Our full year 2017 outlook is unchanged at 75,000 to 85,000 units, an increase of 7 to 21% from 2016. A stronger than expected China market and an improving India market contributed to an increase in medium/heavy truck production in the Asia Pacific region of about 20% in 2016. Production in this year's first nine months was especially strong – up more than 30% from the first nine months of last year. This year's strong demand was driven in part by impending regulations in China that limit axle load and weight which accelerated buying during the last half of 2016 and into

2017 prior to the new regulations becoming effective. Although production levels are expected to temper some in the fourth quarter, our full year 2017 production outlook was increased from July to levels 14 to 20% higher than 2016.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with approximately 75% of its sales coming from Europe and 15% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments which have been relatively weak over the past few years. Global demand in the agriculture market was down about 11% in 2014, 7% in 2015 and 5% in 2016. The construction/mining segment weakened about 4% in 2014, 11% in 2015 and 3% in 2016. During this year's first nine months, we have seen generally favorable developments in market demand, particularly in construction and mining. Our production outlooks for the year in the various regions largely remain unchanged or have strengthened some around the higher end of the ranges. We have increased the outlook for Asia Pacific construction and mining, which is now expected to be up 9 to 14% from last year.

Foreign Currency and Brexit Effects

Weaker international currencies relative to the U.S. dollar have had a significant impact on our sales and results of operations the past few years. The United Kingdom's decision to exit the European Union ("Brexit") has provided further uncertainty and potential volatility around European currencies, along with uncertain effects of future trade and other cross-border activities of the United Kingdom with the European Union and other countries. With new government leadership in the U.S. assuming control in early 2017, there is added uncertainly around future economic and trade policy and its potential impact on the U.S. dollar relative to other currencies. Approximately 55% of our consolidated sales in the first nine months of 2017 were outside the U.S., with euro zone countries, Brazil, Mexico and the United Kingdom accounting for approximately 42%, 9%, 7% and 5% of those non-U.S. sales. The potential impact of future U.S. economic and trade policy led to significant weakening of the Mexican peso against the U.S. dollar following the U.S. presidential election in November 2016, although the peso returned to pre-election rates in this year's second quarter. Although sales in Argentina and South Africa are each less than 5% of our non-U.S. sales, exchange rate movements of those countries have also significantly impacted sales from time to time. Translation of our international activities at average exchange rates in 2015 as compared to average rates in 2014 reduced sales by $516, with $268 attributable to a weaker euro and $91 to a weaker Brazil real. In 2016, weaker international currencies reduced sales by another $173. A weaker Argentine peso, British pound, Mexican peso, South African rand and Brazilian real reduced sales by $70, $23, $19, $18 and $11, while the euro was relatively stable in 2016. With overall strengthening of international currencies against the U.S. dollar in 2017, the aggregate translation impact on sales has been modest. Nine-month 2017 sales were higher by $12 due to currency translation as compared to the same period in 2016, with a stronger Brazilian real, South African rand, Thai baht and Indian rupee being partially offset by a weaker British pound, Argentine peso and Chinese yuan. Based on our current sales and exchange rate outlook, which includes a somewhat stronger euro than previously forecast, we expect the full year 2017 impact of currency translation on sales to approximate $30. Our fourth-quarter 2017 outlook is based on an assumed euro/U.S. dollar rate of 1.15, a U.S. dollar/Brazil real rate of 3.4, a British pound/U.S. dollar rate of 1.30 and a U.S. dollar/Mexican peso rate of 18.5. At sales levels in our current outlook for 2017, a 5% movement on the euro would impact our annual sales by approximately $90. A 5% change on the Brazil real, British pound, Mexican peso, Thailand baht and China yuan rates would impact our annual sales in each of those countries by approximately $10 to $20.

Brazil Market

The Brazil market is an important market for our Commercial Vehicle segment, representing about 18% of this segment's nine-month 2017 sales. Our medium/heavy truck sales in Brazil account for more than 75% of our total sales in the country. Reduced market demand resulting from the weak economic environment in Brazil in 2015 led to production levels in the light vehicle and medium/heavy duty truck markets that were lower by about 22% and 44% from 2014. Continued weakness in 2016 resulted in further reductions in medium/heavy truck production of about 20% and a light vehicle production decline of around 10%. As a consequence, sales by our operations in Brazil for 2016 approximated $200, down from about $500 in 2014. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions the past two years and continue to trim costs to the extent practicable. As discussed in Note 2 to our consolidated financial statements in Item 1, we completed a transaction in December 2016 that provided us with the underlying assets and personnel supporting our pre-existing business with a supplier along with some incremental business. With this transaction, we have enhanced our competitive position in the market and should benefit significantly in future years as the Brazilian markets rebound. As indicated above, nine-month 2017 vehicle production levels in South America were higher than the same period of last year. Brazil was a significant contributor to that performance with light truck production in this year's first nine months being higher by about 34% and medium/heavy truck production being up about 24%. Although political developments create a degree of uncertainty, the nine-month 2017 performance is an indication perhaps of the onset of improving market conditions in Brazil.

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

Our costs in the third quarter and first nine of 2017 increased on a year-over-year basis by approximately $17 and $36 due to higher commodity costs. In 2016, our third quarter and nine-month costs increased on a year-over-year basis by approximately $8 and $3 from increased commodity prices. Material recovery and other pricing actions increased third-quarter and nine-month 2017 sales by $8 and $12 on a year-over-year basis, whereas recovery actions increased third-quarter and nine-month sales in 2016 by $12 and $7.

Sales, Earnings and Cash Flow Outlook

	2017 Outlook	2016	2015
Sales	~$7,100	$5,826	$6,060
Adjusted EBITDA	~$835	$660	$652
Net cash provided by operating activities	~$550	$384	$406
Purchases of property, plant and equipment	~$400	$322	$260
Free Cash Flow	~$150	$62	$146

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

Weaker international currencies relative to the U.S. dollar were the most significant factor reducing our sales in 2016 and 2015 by $689. Adjusted for currency and divestiture effects, sales in these years were relatively comparable, with new customer programs largely offsetting the impacts of overall weaker end user demand across our global businesses. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. In 2017, the Brevini and USM acquisitions and overall stronger market demand are contributing to higher sales, with our net new business backlog contributing about $175. As we progressed through this year's first nine months, sales benefited from strengthening market demand in our global off-highway business, improving vehicle markets outside the U.S. and continued strong demand on key North America light truck programs. Whereas currency was a headwind to sales the past few years, it became a tailwind in 2017 as the currencies in several international regions where we do business strengthened against the U.S. dollar. With another strong sales performance in this year's third quarter, we have increased our full year 2017 sales outlook to approximately $7,100.

Adjusted EBITDA margin as a percent of sales remained relatively constant at around 11% in 2016 and 2015 despite certain markets being weak and volatile. Where practicable, we have aligned our cost with weaker demand levels in certain markets. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. The operating leverage from increased sales volumes is benefiting full year 2017 Adjusted EBITDA margin. At our current sales outlook, we expect full year 2017 Adjusted EBITDA to be approximately $835, an increase from our July outlook of $790 to $820. Further margin improvement beyond 2017 is anticipated as we expect increased end user demand in certain markets, benefit from additional new business, contributions from acquisition synergy actions and continued cost discipline.

We have generated positive free cash flow in recent years while increasing capital spending to support organic business growth through launching new business with customers. Free cash flow in 2015 declined from the previous year due to lower earnings and increased capital spend to support new program launches, with lower cash taxes and restructuring payments providing a partial offset. Reduced free cash flow in 2016 was primarily attributable to our continued success in being awarded significant new customer programs. Although many of the recent program wins are not scheduled to begin production until 2018, these programs required capital investment beginning in 2016. As such, cash used for capital investments in 2016 was $62 higher than in 2015. An elevated level of capital spending has continued into the current year with an expectation that higher spending for new program launches will dissipate after 2017. Such expenditures are expected to approximate $400 in 2017, consistent with our prior outlook of $380 to $420. The USM transaction resulted in first-quarter 2017 free cash flow being reduced by $25 as a portion of the cash paid at closing was treated as having effectively settled trade payables owed to USM for product purchases prior to the acquisition. Higher earnings are currently expected to more than offset the increased capital spending and USM trade payable settlement, resulting in full year 2017 free cash flow of approximately $150, exceeding our July outlook of $80 to $120.

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

Summary Consolidated Results of Operations (Third Quarter, 2017 versus 2016 )

	Three Months Ended September 30,
	2017		2016
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,831		$1,384		$447
Cost of sales	1,562	85.3%	1,176	85.0%	386
Gross margin	269	14.7%	208	15.0%	61
Selling, general and administrative expenses	125	6.8%	99	7.2%	26
Amortization of intangibles	4		2		2
Restructuring charges, net	2		17		(15)
Other income, net	1		6		(5)
Earnings before interest and income taxes	139		96		43
Loss on extinguishment of debt	(13)				(13)
Interest income	3		3		—
Interest expense	25		27		(2)
Earnings before income taxes	104		72		32
Income tax expense	33		13		20
Equity in earnings of affiliates	2		2		—
Net income	73		61		12
Less: Noncontrolling interests net income	3		4		(1)
Less: Redeemable noncontrolling interests net income	1				1
Net income attributable to the parent company	$69		$57		$12

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended September 30,			Amount of Change Due To
	2017	2016	Increase/(Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$926	$726	$200	$3	$36	$161
Europe	537	373	164	21	78	65
South America	137	94	43	(3)	14	32
Asia Pacific	231	191	40	7	5	28
Total	$1,831	$1,384	$447	$28	$133	$286

Sales in the third quarter of 2017 were $447 higher than in 2016. Stronger international currencies increased sales by $28. The acquisitions of BFP, BPT, SIFCO and USM – Warren in 2016 and 2017 generated a quarter-over-quarter increase in sales of $145, with the divestiture of Nippon Reinz resulting in a reduction of $12. The organic sales increase of $286 resulted primarily from stronger light truck markets, strengthening global off-highway demand, higher medium/heavy truck production levels and contributions from new business.

The North America organic sales increase of 22% was driven principally by stronger production levels on certain of our key light truck programs, with stronger medium/heavy truck production levels and off-highway demand also contributing.

Excluding currency effects, principally from a stronger euro and British pound, and the increase in sales of $78 attributable to the BFP and BPT acquisitions, third-quarter 2017 sales in Europe were 17% higher than in 2016. Organic sales growth in this year's third quarter benefited primarily from improving demand levels in our off-highway and medium/heavy duty truck markets.

South America sales in the third quarter of 2017 benefited from the SIFCO and BPT acquisitions. Excluding this impact and currency effects, sales were up 34% from the last year's third quarter. The organic sales increase in the region was driven largely by stronger production levels, with light truck production up about 30% and medium/heavy truck production higher by 32%.

Asia Pacific sales in this year's third quarter were increased by $17 with the BPT and BFP acquisitions and reduced by $12 as a result of the Nippon Reinz divestiture. Excluding these effects and currency translation impacts, the organic sales increase was 15%, primarily due to stronger light vehicle production levels and off-highway market demand.

Cost of sales and gross margin — Cost of sales for the third quarter of 2017 increased $386, or 33%, when compared to 2016. Similar to the factors affecting sales, the increase was primarily due to higher overall sales volumes and the inclusion of acquired businesses. Cost of sales as a percent of sales in 2017 was 30 basis points higher than in the previous year. Cost of sales attributed to net acquisitions approximated $112 or 84.2% of the sales of those businesses. Excluding the effects of acquisitions and divestitures, cost of sales as a percent of sales was 85.4%, 40 basis points lower than the third quarter of 2016. Higher material commodity prices increased year-over-year third-quarter cost of sales by $17. Increased start-up and launch costs of $8 also negatively impacted this year's third quarter compared to last year. Higher levels of capital spending to support new business programs also increased year-over-year depreciation by $4. Partially offsetting these increased costs were material cost reduction initiatives that generated third-quarter savings of $14. Excluding these impacts, cost of sales of the organic business would have been 84.5%, a 50 basis point improvement compared to last year's third quarter, reflecting in part the benefit from overall higher sales volume.

Gross margin of $269 for 2017 increased $61 from 2016. Gross margin as a percent of sales was 14.7% in 2017, 30 basis points lower than in 2016. Acquisitions net of divestitures added $21 of gross margin. The margin reduction as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2017 were $125 (6.8% of sales) as compared to $99 (7.2% of sales) in 2016. SG&A attributed to net acquisitions was $15. Excluding the increase associated with acquisitions and divestitures, SG&A expenses as a percent of sales were 70 basis points lower than the same period of 2016. The year-over-year third-quarter increase of $11 exclusive of net acquisitions was primarily attributable to increased salary and benefits expenses of $19, primarily relating to increased compensation expense resulting from better performance in relation to incentive targets in 2017. Partially offsetting this increase was lower selling costs and other discretionary spending of $8.

Amortization of intangibles — The increase of $2 in amortization expense was primarily attributable to amortization of the intangibles acquired in the acquisitions completed in late 2016 and the first quarter of 2017.

Restructuring charges — Restructuring charges in the third quarter of 2017 included $1 for severance and benefit costs and $1 of exit costs primarily from previously announced initiatives. Last year's third quarter charges included approved plans to implement certain headcount reduction initiatives, primarily in our Off-Highway business. Including costs associated with this action and other previously announced initiatives, restructuring expense during the third quarter of 2016 included $16 of severance and benefit costs and $1 of exit costs.

Other income, net — The following table shows the major components of Other income, net.

	Three Months Ended September 30,
	2017	2016
Government grants and incentives	$2	$2
Foreign exchange loss		(2)
Strategic transaction expenses	(3)	(3)
Gain on sale of marketable securities		7
Other	2	2
Other income, net	$1	$6

Loss on extinguishment of debt — As discussed in Note 12 to our consolidated financial statements in Item 1 of Part I, we redeemed the remaining $350 of our September 2021 Notes during the third quarter of 2017. We incurred redemption premiums of $10 in connection with this repayment and wrote off $3 of previously deferred financing costs associated with the debt that was extinguished.

Interest income and interest expense — Interest income was $3 in both 2017 and 2016. Interest expense was $25 in 2017 and $27 in 2016. A lower average interest rate on borrowings was partially offset by higher average debt levels in 2017. Average debt levels were higher in the third quarter of 2017 than in last year's third quarter, in part due to debt of $182 assumed in connection with the acquisition of BFP and BPT. As discussed in Note 12 to our consolidated financial statements in Item 1 of Part I, since May 2016, we completed several financing transactions which in combination with cross-currency swaps effectively resulted in euro-denominated obligations at lower interest rates. Average effective interest rates in the third quarters of 2017 and 2016, inclusive of amortization of debt issuance costs, approximated 5.4% and 6.3%.

Income tax expense — Income tax expense for the third quarter was $33 in 2017 and $13 in 2016, resulting in effective tax rates of 32% and 18%. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. Jurisdictions with effective tax rates lower than the U.S. tax rate of 35% decreased the overall effective rate in both years. At September 30, 2016, we were carrying a valuation allowance against U.S. deferred tax assets. During the third quarter of 2016, we generated income in the U.S. which had the effect of reducing our effective tax rate as the tax expense on that income was offset by a corresponding reduction of the valuation allowance. Partially offsetting the reduced effective rate in 2016 attributable to U.S. income was $2 of amortization of a prepaid tax asset related to an intercompany transaction completed in 2015. As disclosed in Note 1 of the consolidated financial statements in Item 1 of Part I, we adopted new accounting guidance in 2017 which resulted in the prepaid tax asset at the beginning of 2017 being written off directly to retained earnings. Accordingly, there is no amortization expense related to the prepaid tax asset in 2017.

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

Equity in earnings of affiliates — Net earnings from equity investments was $2 in both 2017 and 2016. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $1 in 2017 and $2 in 2016. Equity in earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) was $1 in 2017 and de minimis in 2016.

Noncontrolling interests net income — The decreased level of earnings attributable to noncontrolling interests is generally attributable to lower earnings of the consolidated operations that are less than wholly-owned. The redeemable noncontrolling interest relates to the BFP and BPT business we acquired in the first quarter of 2017 on which we have a call option as described more fully in Note 2 of the consolidated financial statements in Item 1 of Part I.

Summary Consolidated Results of Operations (Year-to-Date, 2017 versus 2016)

	Nine Months Ended September 30,
	2017		2016
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$5,372		$4,379		$993
Cost of sales	4,564	85.0%	3,739	85.4%	825
Gross margin	808	15.0%	640	14.6%	168
Selling, general and administrative expenses	379	7.1%	303	6.9%	76
Amortization of intangibles	9		6		3
Restructuring charges, net	14		23		(9)
Other income (expense), net	(8)		9		(17)
Earnings before interest and income taxes	398		317		81
Loss on extinguishment of debt	(19)		(17)		(2)
Interest income	8		8		—
Interest expense	79		84		(5)
Earnings before income taxes	308		224		84
Income tax expense	94		66		28
Equity in earnings of affiliates	12		6		6
Net income	226		164		62
Less: Noncontrolling interests net income	13		9		4
Less: Redeemable noncontrolling interests net loss	(2)				(2)
Net income attributable to the parent company	$215		$155		$60

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended September 30,			Amount of Change Due To
	2017	2016	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$2,781	$2,329	$452	$(3)	$91	$364
Europe	1,584	1,231	353		209	144
South America	371	251	120	7	38	75
Asia Pacific	636	568	68	8	14	46
Total	$5,372	$4,379	$993	$12	$352	$629

Sales in the first nine months of 2017 were $993 higher than in 2016. Stronger international currencies increased sales by $12. The acquisitions of BFP, BPT, SIFCO, USM – Warren and Magnum in 2016 and 2017 generated a year-over-year increase in sales of $386, with the divestiture of Nippon Reinz resulting in a reduction of $34. The organic sales increase of $629 resulted primarily from stronger light truck markets, strengthening global off-highway demand, stronger medium/heavy truck markets in Europe and South America, and contributions from new business.

The North America organic sales increase of 16% was driven principally by stronger production levels on certain of our key light truck programs. Stronger medium/heavy truck production and off-highway demand levels also contributed to higher organic sales.

Excluding currency effects and the increase in sales of $209 attributable to the BFP and BPT acquisitions, nine-month 2017 sales in Europe were 12% higher than in 2016. As a result of improving market conditions in Europe, each of our operating segments experienced increased organic sales, primarily from higher production/demand levels.

South America sales in this year's first nine months benefited from a stronger Brazil real and increased sales from the SIFCO and BPT acquisitions. Excluding these effects, sales were up 30% from the first nine months of 2016. The organic sales increase in the region was driven largely by stronger production levels, with light truck production up about 27% and medium/heavy truck production higher by 21%.

Asia Pacific sales in the first nine months of 2017 were 12% higher than the same period of 2016. Sales increased by $48 from the BPT and BFP acquisitions, more than offsetting the $34 reduction attributable to the Nippon-Reinz divestiture. The organic sales increase of 8% in this region was due primarily to stronger light vehicle production levels and off-highway market demand, along with contributions from new customer programs.

Cost of sales and gross margin — Cost of sales for the first nine months of 2017 increased $825, or 22%, when compared to 2016. Similar to the factors affecting sales, the increase was primarily due to higher overall sales volumes and the inclusion of acquired businesses. Cost of sales as a percent of 2017 sales was 40 basis points lower than in the previous year. Cost of sales attributed to net acquisitions, which included $14 of incremental cost assigned to inventory as part of business combination accounting, amounted to $304, or 86.4% of the sales of those businesses. Excluding the effects of acquisitions and divestitures, cost of sales as percent of sales declined from 85.4% of sales in the first nine months of 2016 to 84.9% of sales in 2017 – a reduction of 50 basis points. This reduction in cost of sales as a percent of sales was largely attributable to better cost absorption as the higher sales volume prompted increases in manufacturing activity. Cost of sales also benefited from material cost savings of approximately $44 and a reduction in warranty expense of $7, which more than offset an increase in material commodity prices of $36 and start-up/launch costs of $22.

Gross margin of $808 for 2017 increased $168 from 2016. Gross margin as a percent of sales was 15.0% in 2017, 40 basis points higher than in 2016. Acquisitions net of divestitures added $48 of gross margin. The margin improvement as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2017 were $379 (7.1% of sales) as compared to $303 (6.9% of sales) in 2016. SG&A attributed to net acquisitions was $48. Excluding the increase associated with acquisitions and divestitures, SG&A expenses as a percent of sales were 6.6% of sales, 30 basis points lower than the same period of 2016. The $28 year-over-year nine-month increase exclusive of net acquisitions was principally due to increased salary and benefits expenses of $34 primarily relating to increased compensation expense resulting from better performance in relation to incentive targets in 2017. Selling costs and other discretionary spending was $6 lower than last year's first nine months.

Amortization of intangibles — The increase of $3 in amortization expense was primarily attributable to amortization of the intangibles acquired in the acquisitions completed in late 2016 and the first quarter of 2017.

Restructuring charges — Restructuring charges of $14 in 2017 include $8 for employee separation costs attributable to headcount reductions in our Off-Highway segment as part of the BPT and BFP acquisition integration actions. Remaining amounts in 2017 primarily relate to previously announced restructuring actions. Last year's restructuring charges included $14 of costs attributable to headcount reductions in our Off-Highway segment, with remaining amounts attributable to the planned closure of our Commercial Vehicle manufacturing facility in Glasgow, Kentucky, headcount reduction actions at our corporate facilities in the U.S. and employee separation and exit costs associated with previously announced actions.

Other income (expense), net — The following table shows the major components of Other income (expense), net.

	Nine Months Ended September 30,
	2017	2016
Government grants and incentives	$6	$5
Foreign exchange loss	(3)	(4)
Strategic transaction expenses	(20)	(6)
Gain on sale of marketable securities		7
Insurance recoveries		1
Amounts attributable to previously divested/closed operations	3	1
Other	6	5
Other income (expense), net	$(8)	$9

The higher level of strategic transaction expenses in 2017 is primarily attributable to the Brevini and USM transactions which were completed in the first quarter of 2017. Amounts attributable to previously divested/closed operations in 2017 includes the receipt of the remaining proceeds on our December 2016 divestiture of DCLLC. See Note 17 to our consolidated financial statements in Item 1 of Part I for additional information.

Loss on extinguishment of debt — As discussed in Note 12 to our consolidated financial statements in Item 1 of Part I, we redeemed $100 of our September 2021 Notes, repaid indebtedness of our BPT and BFP subsidiaries and repaid certain bank debt in Brazil during the second quarter of 2017, and we redeemed the remaining $350 of our September 2021 Notes in this year's third quarter. We incurred redemption premiums of $15 in connection with these repayments and wrote off $4 of previously deferred financing costs associated with the debt that was extinguished. In last year's second quarter, we redeemed our February 2021 Notes, incurring a redemption premium of $12, and also restructured our domestic revolving credit facility. In connection with these transactions, we wrote off $5 of previously deferred financing costs.

Interest income and interest expense — Interest income was $8 in both 2017 and 2016. Interest expense was $79 in 2017 and $84 in 2016. A lower average interest rate on borrowings was offset by higher average debt levels in 2017. Average debt levels were higher in the first nine months of 2017 versus the same period last year, in part due to debt of $182 assumed in connection with the acquisition of BFP and BPT. As discussed in Note 12 to our consolidated financial statements in Item 1 of Part I, we completed several financing transactions since May 2016 which in combination with cross-currency swaps effectively resulted in euro-denominated obligations at lower interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.6% and 6.4% in 2017 and 2016.

Income tax expense — Income tax expense for the first nine months was $94 in 2017 and $66 in 2016, resulting in effective tax rates of 31% and 29%. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. Jurisdictions with effective tax rates lower than the U.S. tax rate of 35% decreased the overall effective rate in both years. Jurisdictions with valuation allowances had pre-tax income in 2016 which decreased the overall effective tax rate. Partially offsetting this impact in 2016 was $8 of amortization of a prepaid tax asset related to an intercompany transaction completed in 2015. As disclosed in Note 1 of the consolidated financial statements in Item 1 of Part I, we adopted new accounting guidance in 2017 which resulted in the prepaid tax asset at the beginning of 2017 being written off directly to retained earnings. Accordingly, there is no amortization expense related to the prepaid tax asset in 2017.

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

Equity in earnings of affiliates — Net earnings from equity investments was $12 in 2017 compared with $6 in 2016. Equity in earnings from BSFB was $8 in 2017 and $7 in 2016. Equity in earnings from DDAC was $4 in 2017, inclusive of a $3 charge for asset transfer and conversion of certain assets, and negligible in 2016.

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

Segment Results of Operations (2017 versus 2016)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$631	$73	11.6%	$1,913	$202	10.6%
Volume and mix	135	30		380	75
Acquisition	28	3		69	9
Performance	6	(16)		11	(8)
Currency effects	5	1		(4)	(5)
2017	$805	$91	11.3%	$2,369	$273	11.5%

Light Vehicle sales in the third quarter of 2017, exclusive of currency and the increased sales from the acquisition of USM – Warren on March 1 of this year, were 22% higher than last year, with nine-month year-over year sales up 20%. The volume-related sales increase was driven primarily by stronger production levels, content increases and favorable model mix on certain of our significant full frame light truck programs in North America, resulting in sales growth that exceeded overall higher North America full frame light truck production of 1% and 3% compared with last year's third quarter and first nine months. Nine-month sales in this segment also benefited from new customer programs, including the transfer of a program previously supported by our Commercial Vehicle segment that moved to Light Vehicle in mid-2016 when the axle used to support the program was replaced with an axle produced by the Light Vehicle segment. This program increased Light Vehicle year-over year nine-month 2017 sales by approximately $50. Stronger light truck production levels in Europe, South America and Asia Pacific also contributed to higher sales volumes. Customer pricing and cost recovery impacts increased year-over-year third quarter and nine-month sales by $6 and $11.

Light Vehicle segment EBITDA increased by $18 and $71 in this year's third quarter and first nine months when compared to the same periods of 2016. Higher sales volumes provided a benefit of $30 and $75, while the acquisition of USM – Warren contributed $3 and $9. The year-over-year performance-related earnings reduction in the third quarter was driven by $8 of increased commodity costs and $8 of incremental new program start-up and launch-related costs, with increased incentive compensation and other operating costs also reducing segment earnings. Partially offsetting these higher costs were pricing and material recovery actions that increased segment EBITDA by $6 and material cost initiatives that provided increased savings of $4. Performance-related earnings for the first nine months of this year were $8 lower than the same period of 2016. Increased commodity costs of $17 and start-up and launch costs of $22 were partially offset by improved earnings of $11 from pricing and material recovery actions and savings of $19 from material cost reduction initiatives.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$294	$23	7.8%	$976	$81	8.3%
Volume and mix	55	14		24	8
Acquisition	12	3		32
Performance	4	(7)		10	8
Currency effects	6			15	(6)
2017	$371	$33	8.9%	$1,057	$91	8.6%

Currency effects which increased sales in the third quarter and first nine months of 2017 were primarily due to a year-over-year stronger Brazil real, with a stronger euro also contributing to the third quarter impact. The increased sales from acquisition in the year-over year 2017 periods relates to the purchase of SIFCO business late in 2016. After adjusting for the effects of currency and acquisitions, year-over-year 2017 sales in our Commercial Vehicle segment increased 20% in this year's third quarter and 3% for the nine-month period. The volume-related increase was primarily attributable to higher production levels in North America, where third-quarter and nine-month Class 8 production was up 29% and 3% and Classes 5-7 production was up 14% and 6%. Also contributing to the higher sales volume was third-quarter and nine-month production increases of 32% and 21% in South America and 3% and 4% in Europe. Partially offsetting the increased production levels in the nine-month period was the transfer of a program having sales of about $50 to the Light Vehicle segment which began supplying the axle for the program in mid-2016.

Commercial Vehicle year-over-year segment EBITDA increased by $10 in both the third-quarter and nine-month periods of this year. Although sales benefited from currency translation, segment EBITDA was minimal in the third quarter and negatively impacted by currency transaction losses in the nine-month period. Higher sales volumes increased 2017 third-quarter and nine-month 2017 earnings by $14 and $8. Higher commodity costs decreased third quarter performance-related earnings by $4, with increased incentive compensation expense and other net cost increases reducing earnings by $10. Material recovery pricing actions of $4 and savings from material cost reduction initiatives of $3 provided a partial offset. Performance-related EBITDA for this year's first nine months benefited by $10 from pricing and material recovery actions, $7 from lower warranty expense and $8 of material cost savings, more than offsetting higher material commodity costs of $8 and other increased costs of $9.

Off-Highway

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$199	$28	14.1%	$692	$97	14.0%
Volume and mix	70	14		136	27
Acquisition	105	12		284	30
Performance		—		(5)	3
Currency effects	10	1
2017	$384	$55	14.3%	$1,107	$157	14.2%

A stronger euro contributed to the third quarter sales increase. Over the nine-month period, compared to 2016 the euro was relatively stable. The increased sales from acquisition resulted from the purchase of the Brevini BPT and BFP operations on February 1, 2017. After adjusting for these two items, year-over-year sales in this year's third quarter and first nine months were higher by 35% and 19% compared to 2016, primarily from higher global end-market demand.

Off-Highway segment EBITDA increased by $27 in this year's third quarter and by $60 in this year's first nine months compared with the same periods of 2016. The BPT and BFP acquisitions contributed $12 and $30 of the year-over-year increases. Performance-related earnings in this year's third quarter and nine-month period resulted principally from year-over-year material cost savings of $4 in the third quarter and $9 for the first nine months, which offset reduced customer pricing and other items.

Power Technologies

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2016	$260	$42	16.2%	$798	$120	15.0%
Volume and mix	18	7		77	25
Divestiture	(12)			(33)	(2)
Performance	(2)	(9)		(4)	(11)
Currency effects	7	1		1
2017	$271	$41	15.1%	$839	$132	15.7%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects and the lower sales from the Nippon Reinz divestiture in the fourth quarter of 2016, sales in the third quarter and first nine months of 2017 increased 6% and 9%, primarily due to overall stronger market demand and new customer programs.

Segment EBITDA in this year's third quarter was lower by $1 when compared to the same period of 2016, with nine-month year-to-date segment earnings up $12. A reduction of $9 in year-over-year third quarter performance-related earnings was driven by higher commodity costs of $3, customer pricing reductions of $2 and other net cost increases of $4. For the comparative nine-month period, higher commodity costs of $9, customer pricing reductions of $4 and other net cost increases of $6 were partially offset by savings from material cost reduction initiatives of $8.

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, equity grant expense, restructuring expense and other adjustments not related to our core operations (gain/loss on debt extinguishment, pension settlements, divestitures, impairment, etc.). Adjusted EBITDA is a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. We use adjusted EBITDA in assessing the effectiveness of our business strategies, evaluating and pricing potential acquisitions and as a factor in making incentive compensation decisions. In addition to its use by management, we also believe adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate financial performance of our company relative to other Tier 1 automotive suppliers. Adjusted EBITDA should not be considered a substitute for earnings before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$73	$61	$226	$164
Equity in earnings of affiliates	2	2	12	6
Income tax expense	33	13	94	66
Earnings before income taxes	104	72	308	224
Depreciation and amortization	62	48	172	136
Restructuring	2	17	14	23
Interest expense, net	22	24	71	76
Other*	26	7	73	35
Adjusted EBITDA	$216	$168	$638	$494

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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$181	$42	$361	$182
Purchases of property, plant and equipment	(82)	(68)	(251)	(198)
Free cash flow	$99	$(26)	$110	$(16)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at September 30, 2017:

Cash and cash equivalents	$558
Less: Deposits supporting obligations	(6)
Available cash	552
Additional cash availability from Revolving Facility	579
Marketable securities	38
Total liquidity	$1,169

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion.

The components of our September 30, 2017 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$87	$312	$399
Cash and cash equivalents held as deposits		6	6
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	150	153
Consolidated cash balance	$90	$468	$558

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

On August 17, 2017, we entered into an amended credit and guaranty agreement comprised of a $275 term facility (the Term Facility) and a $600 revolving credit facility (the Revolving Facility) both of which mature on August 17, 2022. On September 14, 2017, we drew the entire amount available under the Term Facility. Net proceeds from the Term Facility draw totaled $274. The proceeds from the Term Facility were used to redeem the remaining $350 of our September 2021 Notes at a price equal to 102.688% plus accrued and unpaid interest and for general corporate purposes.

At September 30, 2017, we had no outstanding borrowings under the Revolving Facility but we had utilized $21 for letters of credit. We had availability at September 30, 2017 under the Revolving Facility of $579 after deducting the outstanding letters of credit.

At September 30, 2017, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

We did not repurchase any shares during the first nine months of 2017 under our existing $1,700 common stock share repurchase program. Approximately $219 remains available under the program for future share repurchases.

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

Cash Flow

	Nine Months Ended September 30,
	2017	2016
Cash used for changes in working capital	$(80)	$(142)
Other cash provided by operations	441	324
Net cash provided by operating activities	361	182
Net cash used in investing activities	(438)	(187)
Net cash used in financing activities	(113)	(72)
Net decrease in cash and cash equivalents	$(190)	$(77)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $441 and $324 in 2017 and 2016. The year-over-year increase in other cash provided by operations is primarily attributable to higher operating earnings in 2017. Partially offsetting the stronger earnings performance were increased 2017 payments for restructuring actions and transaction costs associated with acquisitions.

Working capital used cash of $80 and $142 in 2017 and 2016. Cash of $242 and $152 was used to finance increased receivables in 2017 and 2016. The higher level of cash required for receivables in 2017 was due primarily to higher year-over-year third-quarter sales. Cash of $87 and $57 was used to fund higher inventory levels in 2017 and 2016. Partially offsetting cash used for higher receivables and inventory in both 2017 and 2016 was cash provided by increases in accounts payable and other net liabilities of $249 and $67.

Investing activities — Expenditures for property, plant and equipment were $251 and $198 in 2017 and 2016. The $53 increase in capital expenditures is primarily to support launching new business with customers. During 2017, we paid $106, net of cash acquired, to acquire 80% ownership interests in BFP and BPT and $78 to acquire USM – Warren. Also during 2017, we received the remaining $3 of proceeds related to our 2016 sale of DCLLC. During 2016, we paid $18 to acquire the aftermarket distribution business of Magnum. During 2017 and 2016, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2017, DFL completed the issuance of $400 of its April 2025 Notes and paid financing costs of $6 related to the notes. We paid financing costs of $3 related to our Term Facility and Revolving Facility and drew the entire $275 available under the Term Facility. We redeemed all $450 of our September 2021 Notes at a $14 premium, repaid indebtedness of a wholly-owned subsidiary in Brazil at a premium of $1 and repaid indebtedness of our BPT and BFP subsidiaries. During 2016, DFL completed the issuance of $375 of its June 2026 Notes and paid financing costs of $7 related to the notes. We redeemed all of our February 2021 Notes at a $12 premium and made scheduled repayments of $28 and took out $66 of additional long-term debt at international locations. Also during 2016, we paid financing costs of $3 related to our domestic revolving facility. We used $26 and $26 for dividend payments to common stockholders in 2017 and 2016. We used $81 to repurchase 6,612,537 common shares in 2016.

Off-Balance Sheet Arrangements

There have been no material changes at September 30, 2017 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2016 Form 10-K.

Contractual Obligations

The acquisition of 80% ownership interests in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) from Brevini Group S.p.A. (Brevini) in February 2017 included the assumption of approximately $293 of liabilities, increasing our contractual obligations at September 30, 2017 versus those reported in Item 7 of our 2016 Form 10-K. The terms of the related agreement provide Dana the right to call the noncontrolling interests in BFP and BPT held by Brevini, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement. The redemption value of the redeemable noncontrolling interests in BFP and BPT was $47 at September 30, 2017. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate currently being leased by BPT from a Brevini affiliate for €25. See Notes 2 and 7 to our consolidated financial statements in Item 1 of Part I for additional information.

The issuance of $400 of April 2025 Notes in early April 2017 and the subsequent use of the related proceeds to repay indebtedness extended the maturities on nearly $400 of indebtedness at significantly lower interest rates. In September 2017, we redeemed the remaining $350 of our September 2021 Notes using available cash and proceeds from our $275 Term Facility. See Note 12 to our consolidated financial statements in Item 1 of Part I for additional information.

As discussed below under Critical Accounting Estimates, an additional contribution in connection with the termination of a U.S. defined benefit pension plan may occur in the first half of 2019.

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

Pension Plans – Long-term interest rates on high quality corporate debt instruments, which are used to determine the discount rates used in the valuation of our defined benefit pension obligations, have decreased during 2017. The lower interest rates, if unchanged during the fourth quarter, would result in a year-end discount rate of 3.62% for our U.S. plans versus the 3.92% discount rate used at the end of 2016. Our return on pension assets through the first nine months of 2017 has been better than our 6.0% annual expected return on plan assets. Notwithstanding other changes in assumptions, including those noted below, we would expect using a discount rate of 3.62% and earning a 6.0% annualized return on plan assets during the fourth quarter to result in an immaterial actuarial gain for the U.S. defined benefit plans at December 31, 2017.

In October 2017, the Dana Board of Directors authorized the company to pursue termination of one of its U.S. defined benefit pension plans. Ultimate plan termination is subject to prevailing market conditions and other considerations, including interest rates and annuity pricing. In the event the company proceeds with effectuating termination, subject to regulatory approval, settlement of the plan obligations is expected to occur in the first half of 2019. Based on current interest rate levels and asset valuations, the benefit obligations and associated assets of the plan being terminated approximates $1,020 and $910, respectively. When measuring the benefit obligations of this plan at the end of 2017, we expect to use assumptions that reflect the manner in which the liabilities are expected to be settled, including assumptions around whether liabilities will be settled through lump sum payments or purchase of annuities and the cost to purchase annuities. Application of these plan termination assumptions is currently expected to increase the plan's benefit obligation by and result in an actuarial loss of approximately $65. Assuming plan assets are unchanged from current levels and settlement occurred at the adjusted liability at December 31, 2017, a cash contribution approximating $175 would be required. The ultimate cash contribution required to effect settlement of the obligations in the first half of 2019 will depend on the actual manner of settlement selected by participants, the prevailing cost of annuities at that time and plan asset returns prior to settlement. Using assumptions based on current market rates and manner of settlement experience and assuming existing asset levels, we estimate the pre-tax deferred actuarial loss in accumulated other comprehensive income that will be recognized as expense at time of settlement would be in the range of $330 to $415.
Considering the impacts described above, the funded status of our defined benefit pension plans in the U.S. at the end of 2017 would approximate 86%, comparable to the funded position at the end of 2016. We currently expect there to be no minimum funding requirements for our U.S. plans in 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of 2017, we entered into an amended credit and guaranty agreement comprised of a $275 term facility (the Term Facility) and a $600 revolving credit facility (the Revolving Facility) both of which mature on August 17, 2022. On September 14, 2017, we drew the entire amount available under the Term Facility. The proceeds from the Term Facility were used to redeem the remainder of our September 2021 Notes and for general corporate purposes. The Revolving Facility amended our previous revolving credit facility. Advances under the Term Facility and the Revolving Facility bear interest at a floating rate based on, at our option, the base rate or Eurodollar rate (each as described in the revolving credit agreement) plus a margin.

During the second quarter of 2017, we issued $400 of April 2025 Notes through a wholly-owned subsidiary, DFL. In conjunction with the issuance, we executed fixed-to-fixed cross-currency swaps with the same critical terms as the April 2025 Notes. We used the $394 of proceeds from the April 2025 Notes to repay a portion of the indebtedness of BFP and BPT, to repay indebtedness of a subsidiary in Brazil and to redeem $100 of our September 2021 Notes.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2017, we acquired Warren Manufacturing LLC (USM – Warren) and 80% ownership interests in Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) and are currently integrating USM – Warren, BFP and BPT into our operations, compliance programs and internal control processes. As permitted by SEC guidance, management intends to exclude USM – Warren, BFP and BPT from its assessment of internal controls over financial reporting as of December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — Our $1,700 Board of Directors approved common stock share repurchase program expires on December 31, 2017. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock have been repurchased under the program since the second quarter of 2016. Approximately $219 remained available under the program for future share repurchases as of September 30, 2017.

Item 6. Exhibits

Exhibit No.	Description

3.1	Second Restated Certification of Incorporation of Dana Incorporated. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 31, 2014 and incorporated by reference herein.

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

10.1
Amendment No. 1 to Revolving Credit and Guaranty Agreement and Amendment No. 1 to the Revolving Facility Security Agreement, dated as of August 17, 2017, among Dana Incorporated, certain domestic subsidiaries of Dana Incorporated party thereto, Citibank, N.A., as administrative agent and collateral agent, and the lenders and issuing banks party thereto. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 17, 2017 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	October 26, 2017	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer