Form 10-Q
period 2018-03-31
DANA INC
filed 2018-04-30
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2018
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 145,475,973 shares of the registrant’s common stock outstanding at April 20, 2018.

DANA INCORPORATED – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated
Consolidated Statement of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net sales	$2,138	$1,701
Costs and expenses
Cost of sales	1,831	1,437
Selling, general and administrative expenses	130	120
Amortization of intangibles	2	2
Restructuring charges, net	1	2
Other expense, net		(11)
Earnings before interest and income taxes	174	129
Interest income	3	3
Interest expense	24	27
Earnings before income taxes	153	105
Income tax expense	48	30
Equity in earnings of affiliates	6	5
Net income	111	80
Less: Noncontrolling interests net income	2	5
Less: Redeemable noncontrolling interests net income	1
Net income attributable to the parent company	$108	$75

Net income per share available to common stockholders
Basic	$0.74	$0.52
Diluted	$0.73	$0.51

Weighted-average common shares outstanding
Basic	145.6	144.6
Diluted	147.5	145.9

Cash dividends declared per share	$0.10	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net income	$111	$80
Other comprehensive income (loss), net of tax:
Currency translation adjustments	10	30
Hedging gains and losses	(8)	(4)
Defined benefit plans	7	5
Other comprehensive income	9	31
Total comprehensive income	120	111
Less: Comprehensive income attributable to noncontrolling interests	(2)	(7)
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests	(2)	1
Comprehensive income attributable to the parent company	$116	$105

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Balance Sheet (Unaudited)
(In millions, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$479	$603
Marketable securities	41	40
Accounts receivable
Trade, less allowance for doubtful accounts of $7 in 2018 and $8 in 2017	1,266	994
Other	235	172
Inventories	1,032	969
Other current assets	102	97
Current assets of disposal group held for sale	9	7
Total current assets	3,164	2,882
Goodwill	130	127
Intangibles	172	174
Deferred tax assets	407	420
Other noncurrent assets	74	71
Investments in affiliates	171	163
Property, plant and equipment, net	1,827	1,807
Total assets	$5,945	$5,644

Liabilities and equity
Current liabilities
Short-term debt	$10	$17
Current portion of long-term debt	29	23
Accounts payable	1,301	1,165
Accrued payroll and employee benefits	178	219
Taxes on income	58	53
Other accrued liabilities	278	220
Current liabilities of disposal group held for sale	7	5
Total current liabilities	1,861	1,702
Long-term debt, less debt issuance costs of $21 in 2018 and $22 in 2017	1,755	1,759
Pension and postretirement obligations	604	607
Other noncurrent liabilities	459	413
Noncurrent liabilities of disposal group held for sale	2	2
Total liabilities	4,681	4,483
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	49	47
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 145,465,858 and 144,984,050 shares outstanding	2	2
Additional paid-in capital	2,350	2,354
Retained earnings	181	86
Treasury stock, at cost (7,191,700 and 7,001,017 shares)	(93)	(87)
Accumulated other comprehensive loss	(1,336)	(1,342)
Total parent company stockholders' equity	1,104	1,013
Noncontrolling interests	111	101
Total equity	1,215	1,114
Total liabilities and equity	$5,945	$5,644
The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$111	$80
Depreciation	64	49
Amortization of intangibles	3	3
Amortization of deferred financing charges	1	1
Earnings of affiliates, net of dividends received	(5)	(5)
Stock compensation expense	4	4
Deferred income taxes	12	10
Pension contributions, net		(2)
Change in working capital	(216)	(133)
Other, net	(2)	4
Net cash provided by (used in) operating activities	(28)	11

Investing activities
Purchases of property, plant and equipment	(65)	(96)
Acquisition of businesses, net of cash acquired		(182)
Purchases of marketable securities	(17)	(11)
Proceeds from sales of marketable securities	4
Proceeds from maturities of marketable securities	11	13
Other		(2)
Net cash used in investing activities	(67)	(278)

Financing activities
Net change in short-term debt	(7)	(1)
Repayment of long-term debt	(1)	(17)
Dividends paid to common stockholders	(15)	(9)
Distributions to noncontrolling interests	(1)	(1)
Other	(4)	2
Net cash used in financing activities	(28)	(26)

Net decrease in cash, cash equivalents and restricted cash	(123)	(293)
Cash, cash equivalents and restricted cash – beginning of period	610	716
Effect of exchange rate changes on cash balances	14	13
Less: Cash contributed to disposal group	(10)
Cash, cash equivalents and restricted cash – end of period (Note 6)	$491	$436

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$81	$106

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions

3.	Disposal Groups and Divestitures

4.	Goodwill and Other Intangible Assets

5.	Restructuring of Operations

6.	Supplemental Balance Sheet and Cash Flow Information

7.	Stockholders' Equity

8.	Redeemable Noncontrolling Interests

9.	Earnings per Share

10.	Stock Compensation

11.	Pension and Postretirement Benefit Plans

12.	Marketable Securities

13.	Financing Agreements

14.	Fair Value Measurements and Derivatives

15.	Commitments and Contingencies

16.	Warranty Obligations

17.	Income Taxes

18.	Other Expense, Net

19.	Revenue from Contracts with Customers

20.	Segments

21.	Equity Affiliates

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our 2017 Form 10-K.

Recently adopted accounting pronouncements

On January 1, 2018, we adopted ASU 2017-12, Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities, guidance that addresses effectiveness testing requirements, income statement presentation and disclosure and hedge accounting qualification criteria. Adoption of this standard results in a prospective change to the presentation of certain hedging-related gains and losses in our consolidated statement of operations. Effective with our permitted early adoption of this standard on January 1, 2018, realized gains and losses on forecasted transactions are recorded in the financial statement line item to which the underlying forecasted transaction relates (e.g., sales or cost of sales). Adoption also simplifies our ongoing effectiveness testing and reduces the complexity of hedge accounting requirements for new hedging contracts. The adoption of this standard, including the change in presentation within the consolidated statement of operations, did not have a material impact.

On January 1, 2018, we adopted ASU 2017-07, Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, guidance that changed the reporting of pension and other postretirement benefits (OPEB) costs in the income statement. The service cost components of net periodic pension and OPEB costs continue to be included in cost of sales and selling, general and administrative expenses as part of compensation cost and remain eligible for capitalization in inventory and other assets. The non-service components are now reported in other expense, net and are not eligible for capitalization. The impact of the new guidance on inventory at March 31, 2018 was not material. For the first quarter of 2017, we reclassified pension and OPEB costs of $1 from cost of sales and $1 from selling, general and administrative to other expense, net to conform to the 2018 presentation. We used the practical expedient in the guidance to quantify these impacts, which disregards the potential change in capitalized costs during the period. See Note 20 for information regarding the related impact on our segment reporting.

On January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows – Restricted Cash, guidance that requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. Retrospective presentation is required. For the quarter ended March 31, 2017, this change resulted in a $9 increase in cash, cash equivalents and restricted cash at the beginning and $13 at the end of period on our consolidated statement of cash flow. In addition, removing the change in restricted cash from the consolidated statement of cash flows resulted in a decrease of $4 in our net cash used in investing activities for the quarter ended March 31, 2017. See Note 6 for additional information.

On January 1, 2018, we adopted ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, an amendment that addresses the recognition, measurement, presentation and disclosure of certain financial instruments. Investments in equity securities that were classified as available-for-sale and carried at fair value, with changes in fair value reported in other comprehensive income (OCI), are now carried at fair value determined on an exit price notion and changes in fair value are now reported in net income. The new guidance also affects the assessment of deferred tax assets related to available-for-sale securities, the accounting for liabilities for which the fair value option is elected and the disclosures of financial assets and financial liabilities in the notes to the financial statements. The adoption resulted in a release of the deferred gain in accumulated other comprehensive income (AOCI) directly to retained earnings of $2.

Effective January 1, 2018, we adopted ASU 2014-09, Revenue – Revenue from Contracts with Customers, which requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration a company expects to be entitled to in exchange for those goods or services. We have elected to use the modified retrospective approach to transition to the new standard. Comparative prior periods have not been restated. We assessed our products in combination with the provisions of our current customer contracts to determine the cumulative effect of initially applying ASU 2014-09. Based on our assessment, the adoption date financial statement impact was limited to balance sheet reclassifications required to establish the refund asset, refund liability and contract liability concepts provided for in ASU 2014-09. There was no cumulative effect adjustment required to be recorded to retained earnings. The cumulative effects of the changes made to our January 1, 2018 consolidated balance sheet for the adoption of ASU 2014-09 were as follows:

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Assets
Current assets
Accounts receivable - Trade	$994	$15	$1,009
Other current assets	97	1	98

Liabilities
Current liabilities
Other accrued liabilities	$220	$16	$236

The follow table shows the impact adopting ASC 606 had on our consolidated balance sheet as of March 31, 2018:

	March 31, 2018
	Balances Without Adoption of ASU 2014-09	Adjustments Due to ASU 2014-09	As Reported
Assets
Current assets
Accounts receivable - Trade	$1,256	$10	$1,266
Other current assets	101	1	102

Liabilities
Current liabilities
Other accrued liabilities	$267	$11	$278

See Note 19 for additional information.

We also adopted the following standards during the first quarter of 2018, none of which had a material impact on our financial statements or financial statement disclosures:

Standard		Effective Date
2017-09	Stock Compensation – Scope of Modification Accounting	January 1, 2018
2017-01	Business Combinations – Clarifying the Definition of a Business	January 1, 2018
2016-15	Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Recently issued accounting pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Income Statement – Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows entities to reclass stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) from AOCI to retained earnings in their consolidated financial statements. As a result of the Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate by means of a credit or charge to income from continuing operations, leaving the tax effects of items within AOCI stranded at historical tax rates. This guidance becomes effective January 1, 2019 and may be early adopted in any interim period. The guidance is to be applied either in the period of adoption or retrospectively to each period that was affected by the change in the corporate tax rate under the Act. Adoption of this guidance will not have a material effect on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging – (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This guidance is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered "not indexed to an entity's own stock" and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. Down round features are most often found in warrants and conversion options embedded in debt or preferred equity instruments. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. This guidance becomes effective January 1, 2019 and early adoption is permitted. We do not presently issue any equity-linked financial instruments and therefore this guidance has no impact on our consolidated financial statements.

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

Note 2. Acquisitions

USM – Warren — On March 1, 2017, we acquired certain assets and liabilities relating to the Warren, Michigan production unit of U.S. Manufacturing Corporation (USM). The production unit acquired is in the business of manufacturing axle housings, extruded tubular products and machined components for the automotive industry. The acquisition increases Dana's revenue from light and commercial vehicle manufacturers and vertically integrates a significant element of Dana's supply chain. It also provides Dana with new lightweight product and process technologies.

USM contributed certain assets and liabilities relating to its Warren, Michigan production unit to Warren Manufacturing LLC (USM – Warren), a newly created legal entity, and Dana acquired all of the company units of USM – Warren. The company units were acquired by Dana free and clear of any liens. We paid $104 at closing, including $25 to effectively settle trade payable obligations originating from product purchases Dana made from USM prior to the acquisition, and received $1 in the third quarter of 2017 for purchase price adjustments determined under the terms of the agreement. The acquisition has been accounted for as a business combination. The purchase consideration and the related allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Total purchase consideration	$78

Accounts receivable - Trade	$17
Accounts receivable - Other	3
Inventories	9
Goodwill	3
Intangibles	33
Property, plant and equipment	50
Accounts payable	(34)
Accrued payroll and employee benefits	(2)
Other accrued liabilities	(1)
Total purchase consideration allocation	$78

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

The results of operations of the business are reported in our Light Vehicle operating segment from the date of acquisition. We incurred transaction related expenses to complete the acquisition in 2017 totaling $5, which were charged to other expense, net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented.

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

We paid $181 at closing, using cash on hand, and refinanced a significant portion of the debt assumed in the transaction during the first half of 2017. In December 2017, a purchase price reduction of $9 was agreed under the sale and purchase agreement provisions for determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. The terms of the agreement provide Dana the right to call half of Brevini’s noncontrolling interests in BFP and BPT, and Brevini the right to put half of its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call right, after the 2017 BFP and BPT financial statements have been approved by the board of directors. Further, Dana has the right to call Brevini’s remaining noncontrolling interests in BFP and BPT, and Brevini the right to put its remaining noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call right, after the 2019 BFP and BPT financial statements have been approved by the board of directors. The call and put prices are based on the amount Dana paid to acquire its initial 80% interest in BFP and BPT subject to adjustment based on the actual EBITDA and free cash flows, as defined in the agreement, of BFP and BPT. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate currently being leased by BPT from a Brevini affiliate for €25 by November 1, 2017. The real estate purchase did not occur by November 1, 2017 due to document transfer requirements not having been fully satisfied. Receipt of the purchase price adjustment will occur concurrent with the completion of the real estate purchase during the second quarter of 2018. The purchase consideration and the related allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Total purchase consideration	$172

Cash and cash equivalents	$75
Accounts receivable - Trade	78
Accounts receivable - Other	18
Inventories	134
Other current assets	9
Goodwill	20
Intangibles	41
Deferred tax assets	3
Other noncurrent assets	4
Property, plant and equipment	145
Notes payable, including current portion of long-term debt	(130)
Accounts payable	(51)
Accrued payroll and employee benefits	(14)
Taxes on income	(1)
Other accrued liabilities	(19)
Long-term debt	(51)
Pension and postretirement obligations	(11)
Other noncurrent liabilities	(22)
Redeemable noncontrolling interest	(44)
Noncontrolling interests	(12)
Total purchase consideration allocation	$172

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

The results of operations of the businesses are reported in our Off-Highway operating segment from the date of acquisition. Transaction related expenses in 2017 associated with completion of the acquisition totaling $7 were charged to other expense, net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented.

Note 3. Disposal Groups and Divestitures

Disposal group held for sale — In December 2017, we entered into an agreement to divest our Brazil suspension components business (the disposal group) for no consideration to an unaffiliated company. The results of operations of the Brazil suspension components business are reported within our Commercial Vehicle operating segment. To effectuate the sale, Dana was obligated to contribute $10 of additional cash to the business prior to closing. We classified the disposal group as held for sale at December 31, 2017, recognizing a $27 loss to adjust the carrying value of the net assets to fair value and to recognize the liability for the additional cash required to be contributed to the business prior to closing. During the first quarter of 2018, we made the required cash contribution to the disposal group. At present, we have not completed the sale. In the event that we are unable to complete a transaction with the counterparty to the existing sale agreement, we intend to pursue a sale of the business to other interested parties. The carrying amounts of the major classes of assets and liabilities of our Brazil suspension components business are as follows:

	March 31, 2018	December 31, 2017
Accounts receivable - Trade	$4	$3
Inventories	5	4
Current assets classified as held for sale	$9	$7

Accounts payable	$4	$3
Accrued payroll and employee benefits	1	1
Other accrued liabilities	2	1
Current liabilities classified as held for sale	$7	$5

Other noncurrent liabilities	$2	$2
Noncurrent liabilities classified as held for sale	$2	$2

Divestiture of Dana Companies — On December 30, 2016, we completed the divestiture of Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company that was established as part of our reorganization in 2008 to hold and manage personal injury asbestos claims retained by the reorganized Dana Corporation which was merged into DCLLC. DCLLC had net assets of $165 at the time of sale including cash and cash equivalents, marketable securities and rights to insurance coverage in place to satisfy a significant portion of its liabilities. We received cash proceeds of $88 – $29 net of cash divested – with $3 retained by the purchaser subject to the satisfaction of certain future conditions. We recognized a pre-tax loss of $77 in 2016 upon completion of the transaction. During the second quarter of 2017 the conditions associated with the retained purchase price were satisfied. Dana received the remaining proceeds and recognized $3 of income in other expense, net. Following completion of the sale, Dana has no obligation with respect to current or future asbestos claims.

Note 4. Goodwill and Other Intangible Assets

Goodwill — The change in the carrying amount of goodwill in 2018 is due to currency fluctuation.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2017	$3	$8	$110	$6	$127
Currency impact			3		3
Balance, March 31, 2018	$3	$8	$113	$6	$130

Components of other intangible assets —

		March 31, 2018			December 31, 2017
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$96	$(90)	$6	$95	$(88)	$7
Trademarks and trade names	16	18	(3)	15	17	(2)	15
Customer relationships	8	474	(408)	66	470	(403)	67
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$673	$(501)	$172	$667	$(493)	$174

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at March 31, 2018 were as follows: Light Vehicle — $51, Commercial Vehicle — $34, Off-Highway — $78 and Power Technologies — $9.

Amortization expense related to amortizable intangible assets —

	Three Months Ended March 31,
	2018	2017
Charged to cost of sales	$1	$1
Charged to amortization of intangibles	2	2
Total amortization	$3	$3

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2018 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2018	2019	2020	2021	2022
Amortization expense	$7	$8	$7	$7	$7

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

During the first quarter of 2018, we continued to execute our previously announced actions. Restructuring expense was $1 in 2018 and $2 in 2017, primarily representing continuing exit costs associated with previously announced actions.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2017	$21	$5	$26
Charges to restructuring		1	1
Cash payments	(4)	(1)	(5)
Balance at March 31, 2018	$17	$5	$22

At March 31, 2018, the accrued employee termination benefits include costs to reduce approximately 200 employees to be completed over the next year. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at March 31, 2018.

	Expense Recognized			Future Cost to Complete
	Prior to 2018	2018	Total to Date
Light Vehicle	$4	$—	$4	$—
Commercial Vehicle	35	1	36	11
Off-Highway	21		21
Total	$60	$1	$61	$11

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	March 31, 2018	December 31, 2017
Raw materials	$490	$442
Work in process and finished goods	600	580
Inventory reserves	(58)	(53)
Total	$1,032	$969

Cash, cash equivalents and restricted cash at —

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$479	$603	$423	$707
Restricted cash included in other current assets	8	3	9	5
Restricted cash included in other noncurrent assets	4	4	4	4
Total cash, cash equivalents and restricted cash	$491	$610	$436	$716

Note 7. Stockholders’ Equity

Common stock — Our Board of Directors declared a quarterly cash dividends of ten cents per share of common stock in the first quarter of 2018. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On March 24, 2018 our Board of Directors approved an expansion of our existing common stock share repurchase program to $200. The program expires on December 31, 2019. The authorized amount of $200 remained available for future share repurchases as of March 31, 2018.

Changes in equity —

	2018			2017
Three Months Ended March 31,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, December 31	$1,013	$101	$1,114	$1,157	$85	$1,242
Adoption of ASU 2016-16 tax adjustment, January 1, 2017			—	(179)		(179)
Net income	108	2	110	75	5	80
Other comprehensive income	8		8	30	2	32
Common stock dividends	(15)		(15)	(9)		(9)
Distributions to noncontrolling interests		(1)	(1)		(1)	(1)
Increase from business combination			—		14	14
Purchase of noncontrolling interests	(9)	9	—			—
Stock compensation	5		5	7		7
Stock withheld for employee taxes	(6)		(6)	(3)		(3)
Balance, March 31	$1,104	$111	$1,215	$1,078	$105	$1,183

See Note 1 for additional information about adoption of new accounting guidance on January 1, 2018 and 2017. During the first quarter of 2018, a wholly-owned subsidiary of Dana purchased the ownership interest in Dana Spicer (Thailand) Limited (a non wholly-owned consolidated subsidiary of Dana) held by ROC Spicer, Ltd. (a non wholly-owned consolidated subsidiary of Dana). Dana maintained its controlling financial interest in Dana Spicer (Thailand) Limited and accordingly accounted for the purchase as an equity transaction. The excess of the fair value of the consideration paid over the carrying value of the investment attributable to the noncontrolling interest in ROC Spicer, Ltd. was recognized as additional noncontrolling interest with a corresponding reduction of the additional paid-in capital of Dana.

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, December 31, 2017	$(670)	$(64)	$2	$(610)	$(1,342)
Other comprehensive income (loss):
Currency translation adjustments	14				14
Holding loss on net investment hedge	(5)				(5)
Holding gains and losses		(38)			(38)
Reclassification of amount to net income (a)		29			29
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				9	9
Tax (expense) benefit		1		(2)	(1)
Other comprehensive income (loss)	9	(8)	—	7	8
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018			(2)		(2)
Balance, March 31, 2018	$(661)	$(72)	$—	$(603)	$(1,336)

Balance, December 31, 2016	$(646)	$(34)	$—	$(604)	$(1,284)
Other comprehensive income (loss):
Currency translation adjustments	34				34
Holding loss on net investment hedge	(5)				(5)
Holding gains and losses		(12)			(12)
Reclassification of amount to net income (a)		6			6
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				8	8
Tax (expense) benefit		2		(3)	(1)
Other comprehensive income (loss)	29	(4)	—	5	30
Balance, March 31, 2017	$(617)	$(38)	$—	$(599)	$(1,254)
(a) For 2018, realized gains and losses from currency-related forward contracts associated with forecasted transactions or from other derivative instruments treated as cash flow hedges are reclassified from AOCI into the same line item in the consolidated statement of operations in which the underlying forecasted transaction or other hedged item is recorded. See Note 14 for additional details. For 2017, reclassifications from AOCI were included in other expense, net.
(b) See Note 11 for additional details.

Note 8. Redeemable Noncontrolling Interests

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

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values (i.e., the "floor"). Redeemable noncontrolling interest adjustments of redemption value to the floor are recorded in retained earnings and included as an adjustment to net income available to parent company stockholders in the calculation of earnings per share. See Note 9 for additional information.

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$47	$—
Initial fair value of redeemable noncontrolling interests of acquired businesses		45
Comprehensive income (loss) adjustments:
Net income attributable to redeemable noncontrolling interests	1
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	1	(1)
Retained earnings adjustments:
Adjustment to redemption value
Balance, end of period	$49	$44

Note 9. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended March 31,
	2018	2017
Net income attributable to the parent company	$108	$75
Less: Redeemable noncontrolling interests adjustment to redemption value	—	—
Net income available to common stockholders - Numerator basic and diluted	$108	$75

Denominator:
Weighted-average common shares outstanding - Basic	145.6	144.6
Employee compensation-related shares, including stock options	1.9	1.3
Weighted-average common shares outstanding - Diluted	147.5	145.9

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.2 million and 0.5 million CSEs in 2018 and 2017 as the effect of including them would have been anti-dilutive.

Note 10. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2018.

	Granted (In millions)	Grant Date Fair Value*
RSUs	0.6	$28.33
PSUs	0.2	$27.13
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

We received $1 of cash from the exercise of stock options related to 0.1 million shares. We paid $2 of cash to settle SARs and RSUs. We issued 0.4 million and 0.2 million shares of common stock based on the vesting of RSUs and PSUs during 2018. We recognized stock compensation expense of $4 during the first quarters of both 2018 and 2017. At March 31, 2018, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $39. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 11. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2018		2017		OPEB - Non-U.S.
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	2018	2017
Interest cost	$11	$1	$13	$2	$1	$1
Expected return on plan assets	(18)	(1)	(21)	(1)
Service cost		2		1
Amortization of net actuarial loss	7	2	6	2
Net periodic benefit cost (credit)	$—	$4	$(2)	$4	$1	$1

Pension expense for 2018 increased versus the same period in 2017 as a result of a lower assumed return on plan assets and an increase in amortization of the net actuarial loss in the U.S. The components of net periodic benefit cost other than the service cost component are included in other expense, net in the consolidated statement of operations.

Plan termination — In October 2017, upon authorization by the Dana Board of Directors, we commenced the process of terminating one of our U.S. defined benefit pension plans. Ultimate plan termination is subject to regulatory approval and to prevailing market conditions and other considerations, including interest rates and annuity pricing. In the event that approvals are received and we proceed with effecting termination, settlement of the plan obligations is expected to occur in the first half of 2019. At December 31, 2017, this plan had benefit obligations of $1,064 and assets of $900. The benefit obligations have been valued at the amount expected to be required to settle the obligations, using assumptions regarding the portion of obligations expected to be settled through participant acceptance of lump sum payments or annuities and the cost to purchase those annuities. The unrecognized actuarial losses of the plan in AOCI totaled $369 at the end of 2017. If the settlement is effected as expected in 2019, the plan's deferred actuarial losses remaining in AOCI at that time will be recognized as expense.

Note 12. Marketable Securities

	March 31, 2018			December 31, 2017
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$3	$—	$3	$3	$—	$3
Corporate securities	5		5	5		5
Certificates of deposit	28		28	27		27
Other	5		5	4	1	5
Total marketable securities	$41	$—	$41	$39	$1	$40

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities are primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $29, $4 and $3 at March 31, 2018.

Note 13. Financing Agreements

Long-term debt at —

			March 31, 2018	December 31, 2017
	Interest Rate		Principal	Principal
Senior Notes due September 15, 2023	6.000%		$300	$300
Senior Notes due December 15, 2024	5.500%		425	425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	375	375
Term Facility			275	275
Other indebtedness			30	29
Debt issuance costs			(21)	(22)
			1,784	1,782
Less: Current portion of long-term debt			29	23
Long-term debt, less debt issuance costs			$1,755	$1,759

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

Interest on the senior notes is payable semi-annually and interest on the Term Facility is payable quarterly. Other indebtedness includes borrowings from various financial institutions, capital lease obligations, the unamortized fair value adjustment related to a terminated interest rate swap and the financial liability related to build-to-suit leases. See Note 14 for additional information on the terminated interest rate swap.

Senior notes activity — On September 18, 2017, we redeemed the remaining $350 of our September 2021 Notes at a price equal to 102.688% plus accrued and unpaid interest. The $13 loss on extinguishment of debt includes the $10 redemption premium and the $3 write-off of previously deferred financing costs associated with the September 2021 Notes.

On April 4, 2017, Dana Financing Luxembourg S.à r.l., a wholly-owned subsidiary of Dana, issued $400 in senior notes (April 2025 Notes) at 5.750%, which are guaranteed by Dana. The April 2025 Notes were issued through a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the Securities Act). The April 2025 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and, outside the United States, only to non-U.S. investors in reliance on Regulation S under the Securities Act. The April 2025 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on April 15 and October 15 of each year. The April 2025 Notes will mature on April 15, 2025. Net proceeds of the offering totaled $394. Financing costs of $6 were recorded as deferred costs and are being amortized to interest expense over the life of the April 2025 Notes. The proceeds from the offering were used to repay indebtedness of our BPT and BFP subsidiaries, repay indebtedness of a wholly-owned subsidiary in Brazil, redeem $100 of our September 2021 Notes and for general corporate purposes. The September 2021 Notes were redeemed on April 4, 2017 at a price equal to 104.031% plus accrued and unpaid interest. The $6 loss on extinguishment of debt includes the $4 redemption premium and the $1 write-off of previously deferred financing costs associated with the September 2021 Notes and the $1 redemption premium associated with the repayment of indebtedness of a wholly-owned subsidiary in Brazil. In conjunction with the issuance of the April 2025 Notes, we entered into eight-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 14 for additional information.

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

We have elected to pay interest on our advance under the Term Facility at the Eurodollar Rate. The interest rate on the Term Facility, inclusive of the applicable margin, was 4.052% as of March 31, 2018.

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

As of March 31, 2018, we had no outstanding borrowings under the Revolving Facility but we had utilized $22 for letters of credit. We had availability at March 31, 2018 under the Revolving Facility of $578 after deducting the outstanding letters of credit.

Debt covenants — At March 31, 2018, we were in compliance with the covenants of our financing agreements. Under the Term Facility, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Term Facility and Revolving Facility, a maintenance covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 14. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	March 31, 2018	December 31, 2017
Available-for-sale securities	Marketable securities	1	$5	$5
Available-for-sale securities	Marketable securities	2	36	35
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	7	1
Cash flow hedges	Other accrued liabilities	2	1	5
Undesignated	Accounts receivable - Other	2		1
Undesignated	Other accrued liabilities	2	2	3
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	227	177

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,500	$1,542	$1,500	$1,592
Term Facility	275	275	275	275
Other indebtedness*	30	23	29	22
Total	$1,805	$1,840	$1,804	$1,889

*
The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap at both dates. The carrying value and fair value also include a financial liability associated with certain build-to-suit lease arrangements at both dates.

The fair values of our senior notes and Term Facility are estimated based upon a market approach (Level 2) while the fair value of our other indebtedness is based upon an income approach (Level 2). The fair value of the Term Facility approximates its carrying value as it is a floating-rate facility. See Note 13 for additional information about our financing agreements.

Fair value measurements on a nonrecurring basis — Certain assets are measured at fair value on a nonrecurring basis. These are long-lived assets that are subject to fair value adjustments only in certain circumstances. These assets include intangible assets and property, plant and equipment which may be written down to fair value when they are held for sale or as a result of impairment.

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of March 31, 2018, no fixed-to-floating interest rate swaps remain outstanding. However, a $6 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at March 31, 2018. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the three months ended March 31, 2018.

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

In 2017, in conjunction with the issuance of €281 of euro-denominated intercompany notes payable, issued by certain of our Luxembourg subsidiaries (the "Luxembourg Intercompany Notes") and payable to USD-functional Dana, Inc., we executed fixed-to-fixed cross-currency swaps with the same critical terms as the Luxembourg Intercompany Notes. The risk management objective of these swaps is to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the euro / U.S. dollar exchange rates associated with the forecasted principal and interest payments.

In 2017, in conjunction with the planned April 2017 issuance of the $400 of U.S. dollar-denominated April 2025 Notes by euro-functional Dana Financing Luxembourg S.à r.l., we executed fixed-to-fixed cross-currency swaps with the same critical terms as the April 2025 Notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the U.S. dollar / euro exchange rates associated with the forecasted principal and interest payments.

In 2016, in conjunction with the issuance of the $375 of U.S. dollar-denominated June 2026 Notes by euro-functional Dana Financing Luxembourg S.à r.l., we executed fixed-to-fixed cross-currency swaps with the same critical terms as the June 2026 Notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the U.S. dollar / euro exchange rates associated with the forecasted principal and interest payments.

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

The following fixed-to-fixed cross-currency swaps were outstanding at March 31, 2018:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Designated Notional Amount	Traded Amount	Inflow Rate	Outflow Rate
June 2026 Notes	Payable	$375	6.50%	$375	€338	6.50%	5.14%
April 2025 Notes	Payable	$400	5.75%	$400	€371	5.75%	3.85%
Luxembourg Intercompany Notes	Receivable	€281	3.91%	€281	$300	6.00%	3.91%

All of the swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the underlying designated financial instruments. Based on our qualitative assessment that the critical terms of all of the underlying designated financial instruments and all of the associated swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As effective cash flow hedges, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying designated financial instruments. See Note 13 for additional information about the June 2026 Notes and the April 2025 Notes.

In the event our ongoing assessment demonstrates that the critical terms of either the swaps or the underlying designated financial instruments have changed, or that there have been adverse developments regarding counterparty risk, we will use the long haul method to assess ineffectiveness of the hedging relationship. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings. During the first three months of 2018, deferred losses of $19 associated with all of the fixed-to-fixed cross-currency swaps were recorded in OCI and reflect the net impact of a $50 unfavorable change in the fair value of the swaps and a $31 reclassification from AOCI to earnings. The reclassification from AOCI to earnings represents an offset to a foreign exchange remeasurement gain on all of the designated debt instruments outstanding during the three months ended March 31, 2018.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $349 at March 31, 2018 and $306 at December 31, 2017. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,121 at March 31, 2018 and $1,112 at December 31, 2017.

The following currency derivatives were outstanding at March 31, 2018:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Chinese renminbi	$130	$13	$143	Jun-19
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble, Chinese renminbi	50	7	57	Jun-19
British pound	U.S. dollar, Euro	2		2	Apr-19
Swedish krona	U.S. dollar, Euro	20		20	Jun-19
South African rand	U.S. dollar, Euro, Thai baht		14	14	Feb-19
Thai baht	U.S. dollar		22	22	Dec-18
Canadian dollar	U.S. dollar		14	14	Jun-19
Brazilian real	Euro, U.S. dollar		37	37	Mar-19
Indian rupee	U.S. dollar, British pound, Euro		40	40	Sep-19
Total forward contracts		202	147	349

U.S. dollar	Euro	346		346	Sep-23
Euro	U.S. dollar	775		775	Jun-26
Total currency swaps		1,121	—	1,121
Total currency derivatives		$1,323	$147	$1,470

Cash flow hedges — With respect to contracts designated as cash flow hedges, changes in fair value during the period in which the contracts remain outstanding are reported in OCI to the extent such contracts remain effective. Effectiveness is measured by using regression analysis to determine the degree of correlation between the change in the fair value of the derivative instrument and the change in the associated foreign currency exchange rates. Changes in fair value of contracts not designated as cash flow hedges or as net investment hedges are recognized in other expense, net in the period in which the changes occur. Realized gains and losses from currency-related forward contracts associated with forecasted transactions or from other derivative instruments, including those that have been designated as cash flow hedges and those that have not been designated, are recognized in the same line item in the consolidated statement of operations in which the underlying forecasted transaction or other hedged item is recorded. Accordingly, amounts are potentially recorded in sales, cost of sales or, in certain circumstances, other expense, net. Realized gains of $1 were recognized as an increase in sales during the first quarter of 2018.

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

In 2017, we designated the principal amount of an existing non-derivative Mexican peso-denominated intercompany note payable (the "MXN-denominated intercompany note") by Dana European Holdings Luxembourg S.à r.l. to Dana de Mexico Corporacion S. de R.L. de C.V., one of our Mexican subsidiaries, as a net investment hedge of the equivalent portion of the investment in the associated Mexican operations. At March 31, 2018, the principal amount of the MXN-denominated intercompany note is 1,465 Mexican pesos, or approximately $81.

During the first three months of 2018, we recorded a deferred loss of $6 in the CTA component of OCI associated with the MXN-denominated intercompany note. Amounts recorded in CTA remain deferred in AOCI until such time as the investments in the associated subsidiaries are substantially liquidated. See also Note 7.

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges of forecasted transactions are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to

March 31, 2018 exchange rates. Deferred gains of $6 at March 31, 2018 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $4 at December 31, 2017. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during the first quarter of 2018.

Note 15. Commitments and Contingencies

Product liabilities — We had accrued $11 and $7 for product liability costs at March 31, 2018 and December 31, 2017. We had also recognized $15 and $9 as expected amounts recoverable from third parties at the respective dates. The increases in the liability and recoverable amounts at March 31, 2018 reflect the adjustment of the estimated cost, net of payments made, and the expected recovery of an insured matter. Payments made to claimants have preceded the recovery of amounts from third parties, resulting in a recoverable amount in excess of the total liability at both dates. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $9 at March 31, 2018 and $8 at December 31, 2017. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities. Other accounts receivable included a related recoverable from insurers or other parties of $1 at March 31, 2018.

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

Changes in warranty liabilities —

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$76	$66
Acquisitions		8
Amounts accrued for current period sales	10	7
Adjustments of prior estimates		3
Settlements of warranty claims	(11)	(12)
Currency impact	1	1
Balance, end of period	$76	$73

The 2017 Acquisitions line includes approximately $4 related to the acquisition of BFP and BPT that is subject to recovery from the seller.

Note 17. Income Taxes

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

In December 2017, the U.S. government introduced broad ranging tax reform with the passage of the Tax Cuts and Jobs Act (the "Act"). Among the tax reforms was a reduction of the corporate tax rate from 35% to 21%. Other provisions in the Act include changes in the taxation of dividends of foreign source earnings, including the taxation of potential deemed dividends as described below.

We reported income tax expense related to operations of $48 and $30 for the quarters ended March 31, 2018 and 2017. Our effective tax rates were 31% and 29% in the first three months of 2018 and 2017. Our effective income tax rates vary from the U.S. federal statutory rates of 21% and 35% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses. Although the tax reform in the U.S. reduced the statutory tax rate to 21% for 2018, the effects of the lower rate were offset in part by the effects of increased nondeductible expenses and the global intangible low taxes income provisions which result in a certain amount of foreign earnings being subjected to U.S. tax.

Prior to implementing the tax reform provisions of the Act, we provided for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Due to passage of the Act, dividends of earnings from non-U.S. operations are generally no longer subjected to U.S. income tax. We continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amounts and sources of these earnings. As part of the annual effective tax rate, we recognized net expense of $2 and $2 in the first three months of 2018 and 2017 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $3 and $2 during 2018 and 2017 related to the actual transfer of funds to the U.S. and transfers of funds between foreign subsidiaries.

Beginning in 2018, the Act may also trigger a taxable deemed dividend to the extent that the annual earnings of our foreign subsidiaries exceed a specified threshold, based on the value of tangible foreign operating assets. The deemed dividend, if any, from this global intangible low-taxed income (GILTI) may be offset by the use of other tax attributes. Staff Accounting Bulletin 118 (SAB 118), issued by the staff of the U.S. Securities and Exchange Commission in December 2017, provides up to one year for a company to make and disclose a policy election as to whether it is recognizing deferred taxes for basis differences expected to reverse as GILTI or recognizing the effect of GILTI as a period cost when incurred. We intend to finalize our GILTI accounting policy during the prescribed measurement period, but the policy was pending as of March 31, 2018. Accordingly, as permitted by SAB 118, we accounted for the tax effect of GILTI as a period cost and included an estimate for GILTI in our effective tax rate for the first quarter of 2018.

Note 18. Other Expense, Net

	Three Months Ended March 31,
	2018	2017
Non-service cost components of pension and OPEB costs	$(3)	$(2)
Government grants and incentives	2	2
Foreign exchange loss	(2)	(2)
Strategic transaction expenses, net of transaction breakup fee income	1	(11)
Other, net	2	2
Other expense, net	$—	$(11)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including integration costs. Strategic transaction expenses in 2018 were more than offset by a $40 transaction breakup fee associated with our bid to acquire the driveline business of GKN plc. The breakup fee receivable is included in accounts receivable – other. We received the breakup fee in April 2018. Strategic transaction expenses in 2017 were primarily attributable to our acquisitions of BFP and BPT from Brevini and USM – Warren from USM. See Note 2 for additional information.

Note 19. Revenue from Contracts with Customers

We generate revenue from selling production parts to original equipment manufacturers (OEMs) and service parts to OEMs and aftermarket customers. While we provide production and service parts to certain OEMs under awarded multi-year programs, these multi-year programs do not contain any commitment to volume by the customer. As such, individual customer releases or purchase orders represent the contract with the customer. Our customer contracts do not provide us with an enforceable right to payment for performance completed to date throughout the contract term. As such, we recognize part sales revenue at the point in time when the parts are shipped, and risk of loss has transferred to the customer. We have elected to continue to include shipping and handling fees billed to customers in revenue, while including costs of shipping and handling in costs of sales. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate government agencies. Payment terms with our customers are established based on industry and regional practices and generally do not exceed 180 days.

Certain of our customer contracts include rebate incentives. We estimate expected rebates and accrue the corresponding refund liability, as a reduction of revenue, at the time covered product is sold to the customer based on anticipated customer purchases during the rebate period and contractual rebate percentages. Under prior accounting guidance rebate reserves were reflected as a reduction of accounts receivable - trade as rebates are generally net settled through the issuance of a credit to the customer's account. Refund liabilities are included in other accrued liabilities on our consolidated balance sheet. We provide standard fitness for use warranties on the products we sell, accruing for estimated costs related to product warranty obligations at time of sale. See Note 16 for additional information.

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $11 and $9 at March 31, 2018 and January 1, 2018. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended March 31, 2018
	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$666	$215	$37	$153	$1,071
Europe	95	72	386	119	672
South America	43	82	7	6	138
Asia Pacific	146	31	62	18	257
Total	$950	$400	$492	$296	$2,138

Note 20. Segments

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

Segment information —

	2018			2017
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$950	$33	$103	$761	$29	$89
Commercial Vehicle	400	26	34	329	23	28
Off-Highway	492	2	72	328		45
Power Technologies	296	5	45	283	4	50
Eliminations and other		(66)			(56)
Total	$2,138	$—	$254	$1,701	$—	$212

Upon our adoption of ASU 2017-07 on January 1, 2018, we changed our measurement of segment profit to exclude the non-service cost components of pension and OPEB costs. See Note 1 for additional information on ASU 2017-07. Prior period segment EBITDA amounts have not been recast due to the insignificance of the adjustments. Had the prior period amounts been recast to conform with the current presentation, segment EBITDA for the first quarter of 2017 would have been $89 for Light Vehicle, $29 for Commercial Vehicle, $45 for Off-Highway and $51 for Power Technologies.

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

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended March 31,
	2018	2017
Segment EBITDA	$254	$212
Corporate expense and other items, net	(6)	(7)
Depreciation	(64)	(49)
Amortization of intangibles	(3)	(3)
Non-service cost components of pension and OPEB costs	(3)
Restructuring	(1)	(2)
Stock compensation expense	(4)	(4)
Strategic transaction expenses, net of transaction breakup fee income	1	(11)
Acquisition related inventory adjustments		(6)
Other items		(1)
Earnings before interest and income taxes	174	129
Interest expense	(24)	(27)
Interest income	3	3
Earnings before income taxes	153	105
Income tax expense	48	30
Equity in earnings of affiliates	6	5
Net income	$111	$80

Note 21. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Equity method investments exceeding $5 at March 31, 2018 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$104
Bendix Spicer Foundation Brake, LLC	20%	45
Axles India Limited	48%	9
Taiway Ltd.	14%	6
All others as a group		5
Investments in equity affiliates		169
Investments in affiliates carried at cost		2
Investments in affiliates		$171

Summarized financial information for DDAC —

	Three Months Ended March 31,
	2018	2017
Sales	$247	$190
Gross profit	$26	$24
Earnings before income taxes	$6	$8
Net income	$5	$7
Dana's equity in earnings of affiliate	$2	$3

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive and motion products (axles, driveshafts, planetary hub drives, power-transmission products, tire-management products, and transmissions); sealing solutions (gaskets, seals, heat shields, and fuel-cell plates); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, and exhaust-gas heat recovery); and fluid-power products (pumps, valves, motors, and controls). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Drive and Motion Technologies (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At March 31, 2018, we employed approximately 31,200 people, operated in 33 countries and had 139 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018		2017
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$950	44.4%	$761	44.8%
Commercial Vehicle	400	18.7%	329	19.3%
Off-Highway	492	23.0%	328	19.3%
Power Technologies	296	13.9%	283	16.6%
Total	$2,138		$1,701

See Note 20 to our consolidated financial statements in Item 1 of Part I for further financial information about our operating segments.

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

Initiatives to capitalize on evolving hybridization and electrification vehicle trends are a core ingredient of our current strategy. In addition to our current technologies in battery cooling and fuel cells, this element of our strategy is leveraging our electronics controls expertise across all our business units and applications such as advanced vehicle hybridization and electrification initiatives. We are working with customers to develop new solutions for those markets where electrification will be adopted first such as hybrids, buses and urban delivery vehicles. These new solutions, which include advanced electric propulsion systems with fully integrated motors and controls, are included in our recently launched Spicer Electrified portfolio of products. Working with our joint venture partner, our latest integrated e-axle was launched during the first quarter of 2018 in a bus application in China.

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Over the past five years, we returned $1,481 of cash to shareholders by redeeming all of our preferred stock and repurchasing common shares. From program inception in 2012 through December 31, 2017, we repurchased approximately 74 million shares, inclusive of the common share equivalent reduction resulting from redemption of preferred shares. With the availability under the previous authorization having expired, our Board of Directors authorized a new $100 share repurchase program which was effective January 2018 and expires at the end of 2019. The share repurchase authorization was increased to $200 in March 2018. We declared and paid quarterly common stock dividends over the past five years, raising the dividend from five cents to six cents per share in the second quarter of 2015. In recognition of our strong financial performance and confidence in our financial outlook, our Board approved an additional four cents per share increase in the quarterly dividend to ten cents per share in 2018.

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

Selective acquisitions — Although transformational opportunities like the GKN plc driveline business transaction that we pursued this past quarter will be considered when strategically and economically attractive, our acquisition focus is principally directed at “bolt-on” or adjacent acquisition opportunities that have a strategic fit with our existing core businesses, particularly opportunities that support our enterprise strategy and enhance the value proposition of our product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities and other uses of capital – with a disciplined financial approach designed to ensure profitable growth and increased shareholder value.

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

We paid $104 for this business at closing, including $25 to effectively settle trade payable obligations originating from product purchases Dana made from USM prior to the acquisition. No debt was assumed with this transaction which was funded using cash on hand. Post-closing purchase price adjustments for working capital and other items, which totaled less than $1, were received in last year's third quarter. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed.

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

We paid $181 at closing using cash on hand and assumed debt of $181 as part of the transaction. In December 2017, a purchase price reduction of $9 was agreed under the sale and purchase agreement provisions for determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate currently being leased by BPT from a Brevini affiliate for €25 by November 1, 2017. Purchase at this date did not occur due to document transfer requirements not having been fully satisfied. Receipt of the purchase price adjustment will occur concurrent with the completion of the real estate purchase during the second quarter of 2018. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The terms of the agreement provide Dana the right to call Brevini's noncontrolling interests in BFP and BPT, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement.

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

The SIFCO purchase price was $70, with the payment of $10 of the purchase price deferred until December 2017 pending any claims under indemnification provisions of the purchase agreement. In December 2017, the parties to the SIFCO transaction entered into a settlement agreement whereby $3 was paid to the seller with the remaining deferred purchase price of $7 being retained by Dana to settle indemnification claims. After the settlement of all indemnification claims, any remaining deferred purchase price will be paid to the seller.

Divestitures

Brazil Suspension Components Operations — In December 2017, we entered into an agreement to divest our Brazil suspension components business (the disposal group). This business is non-core to our enterprise strategy and under-performing financially. We agreed to divest the business for no consideration and contribute $10 of additional cash to the business prior to closing. We also agreed to enter into a supply agreement whereby Dana will purchase specified components to satisfy customer requirements from the purchaser of the divested business at market prices. The disposal group was classified as held for sale at December 31, 2017. We recognized a pre-tax loss of $27 in the fourth quarter of 2017 to adjust the carrying value of the net assets to fair value and to recognize the liability for the additional cash required to be contributed to the business prior to closing. During the first quarter of 2018, the required cash contribution of $10 was made to the disposal group. At present, we have not completed the sale. In the event that we are unable to complete a transaction with the counterparty to the existing sale agreement, we intend to pursue a sale of the business to other interested parties. Reference is made to Note 3 of our consolidated financial statements in Item 1 of Part I for additional information, including the carrying amounts of the major classes of assets and liabilities of the disposal group held for sale at March 31, 2018. Sales of the business being divested approximated $23 in 2017.

Dana Companies — On December 30, 2016, we completed the divestiture of Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company that was established as part of our reorganization in 2008 to hold and manage personal injury asbestos claims retained by the reorganized Dana Corporation, which was merged into DCLLC. The assets of DCLLC at time of sale included cash and marketable securities along with the rights to insurance coverage in place to satisfy a significant portion of its liabilities. We received net cash proceeds of $29 at closing on December 30, 2016, with $3 retained by the purchaser subject to the satisfaction of certain future conditions. We recognized a pre-tax loss of $77 in 2016 upon completion of the transaction. We received payment of the retained $3 in the second quarter of 2017 and recognized such amount as income. Following completion of the sale, Dana has no obligation with respect to current or future asbestos claims. The sale of this business also enhanced our available liquidity since the net proceeds from the sale were available for use in our core businesses.

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2018 Outlook			2017	2016
North America
Light Truck (Full Frame)	4,100	to	4,400	4,331	4,220
Light Vehicle Engines	14,800	to	15,100	14,828	15,913
Medium Truck (Classes 5-7)	245	to	255	246	233
Heavy Truck (Class 8)	300	to	320	255	228
Agricultural Equipment	50	to	60	54	53
Construction/Mining Equipment	170	to	180	157	150
Europe (including Eastern Europe)
Light Truck	10,600	to	10,900	10,276	9,306
Light Vehicle Engines	24,700	to	25,200	24,096	23,287
Medium/Heavy Truck	480	to	495	486	463
Agricultural Equipment	200	to	215	202	193
Construction/Mining Equipment	340	to	355	309	290
South America
Light Truck	1,300	to	1,500	1,235	980
Light Vehicle Engines	2,900	to	3,000	2,412	2,112
Medium/Heavy Truck	95	to	105	89	70
Agricultural Equipment	30	to	35	33	29
Construction/Mining Equipment	8	to	12	9	10
Asia-Pacific
Light Truck	29,800	to	31,000	29,495	27,465
Light Vehicle Engines	52,500	to	53,500	52,543	50,533
Medium/Heavy Truck	1,850	to	2,050	2,039	1,661
Agricultural Equipment	640	to	670	653	648
Construction/Mining Equipment	485	to	505	441	396

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to strong light vehicle sales and production levels in North America. Overall economic conditions in North America have been relatively favorable with improving employment levels, strong consumer confidence levels and comparatively low/stable fuel prices. Strong sales levels the past few years have significantly reduced the built-up demand to replace older vehicles. As such, the overall North America light vehicle market began to show signs of weakening demand levels in 2017, with total light vehicle sales declining about 2% from 2016. To date, these effects have been most notable in passenger car sales which declined about 5% in 2016 and another 9% in 2017. Light vehicle sales for the first quarter of 2018 were comparable with 2017, with higher light truck sales being offset by lower passenger car sales. Helped by continued low fuel prices, light truck market demand has been relatively strong. In the full frame light truck segment where many of our programs are focused, sales increased about 6% in 2016 and another 3% in 2017. Full frame truck sales for the first three months of 2018 were comparable with 2017. Production levels have generally been reflective of light vehicle sales. Production of approximately 17.8 million light vehicles in 2016 declined about 4% to 17.1 million units in 2017. Light vehicle engine production was impacted more by the developments in the passenger car segment, with production in 2017 declining about 7% versus 2016 after increasing 3% year-over-year in 2016. Light vehicle engine production in this year's first quarter was down about 4% compared with the first quarter of 2017. In the key full frame light truck segment, production levels in 2017 increased about 3% compared to 2016 following an increase of 7% in 2016 from the preceding year. First quarter 2018 full frame light truck production was flat compared to the same period of 2017. Days’ supply of total light vehicles in the U.S. at the end of March 2018 was around 68 days, up from 61 days at the end of December 2017 and lower than the 72 days level at the end of March 2017. In the full frame light truck segment, inventory levels were 80 days at the end of March 2018, up from 64 days at the end of December 2017 but lower than the 83 days of sales at the end of March 2017.

We expect the generally strong North America economic climate to continue for the remainder of 2018, albeit there is some current uncertainty surrounding the potential effects of trade policies and practices being implemented or considered by the existing government leadership in the United States. Increasing interest rates, high levels of consumer debt and declining used car prices are also developments that could constrict future demand for new vehicles. On balance, we expect North America light vehicle production in 2018 to be stable and at levels comparable to or modestly higher than 2017. Our full year 2018 outlook for light vehicle engine production of 14.8 to 15.1 million units, which is flat to up 2% compared with 2017, is unchanged from February 2018. The full frame light truck segment continues to show relative strength. As such, we have increased our 2018 production outlook slightly to 4.1 to 4.4 million units, a decline of 5% to increase of 2% from last year.

Medium/heavy vehicle markets — The commercial vehicle market is similarly impacted by many of the same macroeconomic developments impacting the light vehicle market. Production levels in the heavy truck segment were scaled back in 2016 in response to there being more trucks in service than required for freight demand. Class 8 production in 2016 declined 29% from 2015 while medium duty Classes 5-7 production was relatively stable. With the improving economy in 2017 and scaled down build in 2016, there was increased freight-hauling demand and a strengthening order book for new trucks. Class 8 unit production was up about 12% from 2016 while medium-duty production was about 6% higher. As expected, strong demand has continued into 2018, with first quarter 2018 Class 8 production being up 47% and medium-duty truck production being up 1% compared to the same period of 2017.

With continued strengthening of the North American economy, freight demand and truck orders, we have increased our full year 2018 production outlook for Class 8 trucks to 300,000 to 320,000 units, up from our February outlook of 290,000 to 310,000 trucks. At the current outlook, Class 8 production in 2018 is expected to be 18 to 25% higher than 2017. In the medium duty segment, our production outlook is unchanged at 245,000 to 255,000 vehicles, comparable to up 4% from 2017.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 3% in both 2016 and 2017, and light truck production being higher by 9 to 10% in each of the past two years. Overall market stability continued in the first three months of 2018 as light vehicle engine production was comparable with last year's first quarter and light truck production was up about 8%. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region. At present, we expect overall stable to improving economic conditions across the entire region in 2018. Our full year 2018 outlook for light vehicle engines and light truck production is unchanged from February, with engine production levels expected to be up 3 to 5% over 2017 and light truck production for the year expected to be about 3 to 6% higher. After several years of economic weakness in the South America markets, indicators of an improving economy were evident in 2017 with light vehicle engine production up about 14% compared to 2016 and light truck production higher by about 26%. Continued overall market improvement is expected in 2018. This year's first quarter light vehicle engine and light truck production levels were up about 15% and 19% from the first quarter of 2017. We have increased our full year outlook for light vehicle engine builds while light truck production is unchanged from February 2018. Full-year light vehicle engine build is expected to be 20 to 24% higher than 2017, with light truck production being up 5 to 21%. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 14% in 2016 and was up another 7% in 2017, while light vehicle engine production increased 7% in 2016 and another 4% in 2017. Overall markets in the region are expected to be relatively stable in 2018. First quarter 2018 light vehicle engine build down 1% while light truck production was about the same when compared with last year's first quarter. Our full year 2018 outlook for the Asia Pacific light vehicle markets remains unchanged, with light truck production expected to be 1 to 5% higher than 2017 and light vehicle engine production expected to be comparable to up 2% from last year.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets, albeit with improvements in the medium/heavy truck market being a little slower to manifest. Signs of a strengthening European market emerged in 2016 and 2017 with medium/heavy truck production increasing 7% in 2016 and 5% in 2017. A stable, slightly improving market continued in this year's first quarter with production increasing about 1% compared with the same period last year. Our full year outlook remains unchanged, reflecting strong 2018 medium/heavy truck production levels that are comparable with last year. A weakening South America economic climate contributed to medium/heavy truck production declining 20% in 2016. As with the light vehicle markets, improving economic conditions in the region helped drive a rebound in full-year 2017 medium/heavy truck production to an increase of 28% compared to 2016. Continued market recovery in the region is expected in 2018. This year's first quarter medium/heavy truck production was 44% higher than the first three months of 2017 as the market was only beginning to rebound in last year's first quarter. With production over the remainder of the year expected to remain comparable to levels in the second half of 2017 and first quarter of this year, we increased our full year 2018 medium/heavy truck production outlook for the region slightly, with full year production now expected to be up 7 to 18% from 2017. A stronger than expected China market and an improving India market contributed to an increase in medium/heavy truck production in the Asia Pacific region of about 20% in 2016 and 23% in 2017. Production levels in 2017 were driven partly by China regulatory changes limiting axle load and weight. With some pre-buy in 2017 having likely occurred during the second half of 2017 as a result of the China regulatory actions, 2018 medium/heavy truck production is expected to be comparable to down slightly from 2017. Production in this year's first quarter was up more than 15% from the first three months of 2017, however that level of build is not expected to continue over the remainder of the year. Our current full year 2018 medium/heavy truck production outlook for the Asia Pacific region is unchanged, with production expected to be comparable to down 9% compared with 2017.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with more than 75% of its sales coming from Europe and more than 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments which had been relatively weak for several years until beginning to rebound in 2017. Global demand in the agriculture market was down about 11% in 2014, 7% in 2015 and 5% in 2016. The construction/mining segment weakened about 4% in 2014, 11% in 2015 and 3% in 2016. With the uplift in market demand last year, global production in 2017 was up about 2% in the agriculture segment and up 8% in the construction/mining segment when compared to the previous year. With generally stable to improving economic conditions in all regions, further strengthening of demand is expected in 2018, particularly in the construction/mining market segment. We have reduced our full year 2018 outlook for the agriculture segment, with global demand now expected to be down 2% to up 4% from 2017. Our February outlook for the construction/mining market segment had demand increasing 1 to 7% over last year. We have revised that outlook to reflect current expectations that global construction/mining demand will be up about 9 to 15% compared to 2017.

Foreign Currency

With about 55% of our sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries, Brazil, Thailand, Mexico and China accounted for approximately 44%, 8%, 8%, 7% and 7% of our non-U.S. sales in 2017. Although sales in Argentina and South Africa were each less than 5% of our non-U.S. sales, exchange rate movements of those countries have been volatile and significantly impacted sales from time to time. Translation of our international activities at average exchange rates in 2016 as compared to average rates in 2015 reduced sales by $173. A weaker Argentine peso, British pound, Mexican peso, South African rand and Brazilian real reduced sales by $70, $23, $19, $18 and $11, while the euro was relatively stable in 2016. International currencies strengthened against the U.S. dollar in 2017, increasing 2017 sales by $54. A stronger euro, Brazilian real, Thai baht and South African rand more than offset a weaker Argentine peso. Further overall strengthening of international currencies is currently expected to increase sales in 2018. Stronger international currencies for this year's first quarter as compared to exchange rates in the first quarter of 2017 increased sales by $88, with the euro providing $67 of the increase. Based on our current sales and exchange rate outlook for 2018, we expect overall stronger international currencies to increase sales by about $150. At sales levels in our current outlook for 2018, a 5% movement on the euro would impact our annual sales by approximately $110. A 5% change on the Brazilian real, British pound, Thai baht, Mexican peso, Indian rupee and Chinese yuan rates would impact our annual sales in each of those countries by approximately $10 to $20.

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

The Brazil market is an important market for our Commercial Vehicle segment, representing about 20% of this segment's first-quarter 2018 sales. Our medium/heavy truck sales in Brazil accounted for more than 80% of our first-quarter 2018 sales in the country. Reduced market demand resulting from the weak economic environment in Brazil in 2015 led to production levels in the light vehicle and medium/heavy duty truck markets that were lower by about 22% and 44% from 2014. Continued weakness in 2016 resulted in further reductions in medium/heavy truck production of about 20% and a light vehicle production decline of around 10%. As a consequence, sales by our operations in Brazil for 2016 approximated $200, down from about $500 in 2014. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions and reduced costs to the extent practicable. As discussed in Note 2 to our consolidated financial statements in Item 8, we completed a transaction in December 2016 that provided us with the underlying assets and personnel supporting our pre-existing business with a supplier along with some incremental business. With this transaction, we enhanced our competitive position in the market and should benefit significantly in future years as the Brazilian markets rebound. The Brazilian economy rebounded in 2017, leading to increased medium/heavy truck and light truck production of more than 25% from 2016 in each of those segments. Further economic improvement and increased production is expected in 2018. In this year's first quarter, medium/heavy truck production was 55% higher than the same period of 2017 and light truck production was up about 22% from last year.

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

Prices for commodities such as steel and aluminum have risen over the past year, in part due to strong global demand and more recently due to imposition of tariffs on these products. Higher commodity prices reduced earnings in the first quarter of 2018 by approximately $18, as compared to an earnings reduction of $5 from higher commodity prices in the first quarter of last year. Material recovery and other pricing actions increased first-quarter 2018 earnings by $4, whereas pricing and recovery actions increased first-quarter 2017 sales by $2.

Sales, Earnings and Cash Flow Outlook

	2018 Outlook	2017	2016
Sales	~$7,900	$7,209	$5,826
Adjusted EBITDA	~$980	$835	$660
Net cash provided by operating activities	~7.5% of Sales	$554	$384
Purchases of property, plant and equipment	~4.0% of Sales	$393	$322
Free Cash Flow	~3.5% of Sales	$161	$62

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

Weaker international currencies relative to the U.S. dollar reduced sales in 2016 by $173. Adjusted for currency, 2016 sales were relatively comparable with the preceding year, with new customer programs largely offsetting the impacts of overall weaker end user demand across our global businesses. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. In 2017, acquisitions net of divestitures increased sales by $500. Currencies in several international regions where we do business strengthened against the U.S dollar in 2017, providing a sales tailwind of $54. Adjusted for net acquisition and currency effects, sales last year increased $829, an organic increase of 14%, primarily from strengthening market demand in our global off-highway business, improving vehicle markets outside the U.S. and continued strong demand on key North America light truck programs. Our net new business backlog contributed about $225. Further increases in sales are expected in 2018, with net new business contributing about $300, and strengthening in overall market demand and full year impacts from our 2017 acquisitions providing further growth. Based on this year's first quarter performance and our current outlook for the remainder of the year, we are expecting a larger increase in sales from the effects of stronger international currencies and market demand. As such, we increased our 2018 full year sales outlook to about $7,900 – in the range of $7,750 to $8,050, up from our February 2018 outlook of $7,500 to $7,700.

Adjusted EBITDA margin as a percent of sales remained relatively constant at around 11% in 2016 as we aligned our cost with weaker demand levels in certain markets. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. We achieved Adjusted EBITDA margin growth in 2017 to 11.6% as we benefited from the operating leverage attributable to increased sales volumes, while at the same time digesting and integrating several acquisitions. Increased Adjusted EBITDA, with margin exceeding 12% in 2018, is anticipated as we expect to benefit from higher margins on net new business, improve cost performance and realize synergies from the integration of our recent acquisitions, more than offsetting the increased investment we expect to make in 2018 to support our electrification strategy initiatives. With the above-mentioned higher sales expectation, we increased our full year outlook for Adjusted EBITDA to about $980 – in the range of $950 to $1,010, as compared to our February 2018 outlook of $910 to $960.

We have generated positive free cash flow in recent years while increasing capital spending to support organic business growth through launching new business with customers. Lower free cash flow in 2016 was primarily attributable to our continued success in being awarded significant new customer programs. Although not scheduled to begin production until 2018 or later, many of these programs required capital investment beginning in 2016. As such, cash used for capital investments in 2016 was $322 or 5.5% of sales and $62 higher than in 2015. The elevated level of capital spending for new customer programs continued into 2017 with our capital expenditures of $393 also being 5.5% of sales. Despite the increase in capital spending of $71 in 2017, a stronger earnings performance contributed to an increase in operating cash flows of $170 which resulted in free cash flow of $161 – 2.2% of sales and $99 higher than in 2016. With the required capital to support new programs beginning to dissipate and return to more typical levels, we expect capital expenditures in 2018 to approximate $325, about 4% of sales. A continued growth in earnings is expected to benefit 2018 operating cash flows along with a reduced amount of one-time transaction-related cash expenditures that were incurred in 2017 to facilitate acquisitions. Partially offsetting the benefit from higher earnings and lower transaction expenditures is an expected higher level of cash taxes and working capital investment. Our current outlook for full year 2018 has free cash flow being around 3.5% of sales, consistent with our February 2018 outlook. With the above-mentioned increase in sales, we currently expect to generate free cash flow of about $275.

Among our Operational and Strategic Initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business received that will be launching in the future and adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At December 31, 2017, our sales backlog of net new business for the 2018 through 2020 period was $800, a 7% increase from the $750 three-year sales backlog at the end of 2016. The increased three-year sales backlog at December 31, 2017 reflects continued new business wins, as the expected impacts of revised market volumes and currency effects were minimal.

Summary Consolidated Results of Operations (Year-to-Date, 2018 versus 2017)

	Three Months Ended March 31,
	2018		2017
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,138		$1,701		$437
Cost of sales	1,831	85.6%	1,437	84.5%	394
Gross margin	307	14.4%	264	15.5%	43
Selling, general and administrative expenses	130	6.1%	120	7.1%	10
Amortization of intangibles	2		2		—
Restructuring charges, net	1		2		(1)
Other expense, net			(11)		11
Earnings before interest and income taxes	174		129		45
Interest income	3		3		—
Interest expense	24		27		(3)
Earnings before income taxes	153		105		48
Income tax expense	48		30		18
Equity in earnings of affiliates	6		5		1
Net income	111		80		31
Less: Noncontrolling interests net income	2		5		(3)
Less: Redeemable noncontrolling interests net income	1				1
Net income attributable to the parent company	$108		$75		$33

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended March 31,			Amount of Change Due To
	2018	2017	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,071	$902	$169	$4	$21	$144
Europe	672	489	183	76	27	80
South America	138	106	32	(10)	1	41
Asia Pacific	257	204	53	18	7	28
Total	$2,138	$1,701	$437	$88	$56	$293

Sales in the first quarter of 2018 were $437 higher than in 2017. Stronger international currencies increased sales by $88, principally due to a stronger euro. The acquisitions of the Brevini and USM operations which occurred in last year's first quarter generated increased first-quarter sales of $56. The organic sales increase of $293, or 17%, resulted from stronger light truck markets, strengthening global off-highway demand, stronger medium/heavy truck markets and contributions from new business.

The North America organic sales increase of 16% was driven principally by stronger production levels on certain of our key light truck programs. Stronger medium/heavy truck production also contributed to higher organic sales.

Excluding currency effects and the increase from inclusion of a full quarter of sales attributable to the acquired Brevini operations, sales in Europe were 16% higher than in 2017. With our significant Off-Highway presence in the region, increased market demand in this segment was a major contributor to higher organic sales, although each of our operating segments experienced a year-over-year organic increase in sales.

A weaker Argentine peso and Brazilian real reduced South America sales in this year's first quarter. However, more than offsetting this reduction was an organic increase in sales of nearly 40%. Continued economic recovery in the Brazilian market was a major factor. The region overall experienced stronger production levels, with light truck production up about 19% and medium/heavy truck production higher by 44%.

Asia Pacific sales in the first quarter of 2018 were 26% higher than the same period of 2017. Currency translation increased sales by $18 from a stronger Thai baht, Chinese yuan and Indian rupee, with the inclusion of the Brevini operations for the full quarter adding another $7. Excluding these effects, sales increased 14% due primarily to stronger light and medium/heavy production levels, off-highway market demand and contributions from new customer programs.

Cost of sales and gross margin — Cost of sales for the first quarter of 2018 increased $394, or 27%, when compared to 2017. Similar to the factors affecting sales, the increase was primarily due to higher overall sales volumes and inclusion of a full quarter of the acquired businesses. Cost of sales as a percent of 2018 sales was 110 basis points higher than in the previous year. The increased cost of sales as a percent of sales was largely attributable to higher commodity prices which increased material costs by about $18, higher start-up and launch costs of $12 due in part to a major light vehicle program launch continuing this past quarter, an increase in engineering and development cost of $13, higher depreciation expense of $14 and premium supply chain costs associated with higher demand levels. Partially offsetting these higher costs were continued material cost savings of approximately $17, cost synergies from acquisition integration and overall better cost absorption on higher sales volume.

Gross margin of $307 for 2018 increased $43 from 2017. Gross margin as a percent of sales was 14.4% in 2018, 110 basis points lower than in 2017. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2018 were $130 (6.1% of sales) as compared to $120 (7.1% of sales) in 2017. Inclusion of a full quarter of the businesses acquired in last year's first quarter contributed $8 of expense. The increase in total SG&A expenses compared to 2017 was principally due to an increase in salary and benefits expenses of $8 and an increase in discretionary spending of $1. The SG&A reduction as a percent of sales reflects the impact of acquisition synergies along with disciplined cost performance despite higher sales volumes.

Restructuring charges — Restructuring charges of $1 in 2018 represent a slight decrease from $2 in the comparable period of 2017. Restructuring charges during both periods primarily relate to continuing exit costs associated with previously announced actions.

Other expense, net — The following table shows the major components of other expense, net.

	Three Months Ended March 31,
	2018	2017
Non-service cost components of pension and OPEB costs	$(3)	$(2)
Government grants and incentives	2	2
Foreign exchange loss	(2)	(2)
Strategic transaction expenses, net of transaction breakup fee income	1	(11)
Other, net	2	2
Other expense, net	$—	$(11)

Significant transaction expenses were incurred in this year's first quarter in connection with our efforts to acquire the driveline business of GKN plc along with transaction costs associated with other strategic opportunities and continued costs associated with integration of the Brevini and USM operations acquired in last year's first quarter. With our GKN bid not succeeding, we were entitled to a $40 contractual transaction breakup fee that was recognized in this year's first quarter. The transaction breakup fee was received in April 2018. Strategic transaction expenses in 2017 are primarily attributable to our acquisitions of the Brevini and USM operations in last year's first quarter.

As described in Note 1 to our consolidated financial statements in Item 1 of Part I, in connection with the adoption of new accounting and reporting requirements for defined employee benefit plans, non-service cost components are now classified as other income or expense. Such amounts were previously classified as cost of sales or SG&A expense. The comparative 2017 statement of operations has been revised to reflect the new classification of these costs.

Interest income and interest expense — Interest income was $3 in both 2018 and 2017. Interest expense decreased from $27 in 2017 to $24 in 2018 primarily due to a lower average interest rate on borrowings. During 2017, through debt refinancing and cross-currency swaps, we achieved lower overall interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.2% and 5.9% in 2018 and 2017.

Income tax expense — Income tax expense for the three months ended March 31 was $48 in 2018 and $30 in 2017, resulting in effective tax rates of 31% and 29%. The effective income tax rates vary from the U.S. federal statutory rates of 21% and 35% primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. The increased effective tax rate in 2018 is primarily due to jurisdictional mix, with pre-tax earnings increasing proportionately more in countries with higher tax rates. Although the tax reform in the U.S. reduced the statutory tax rate to 21% for 2018, the effects of the lower rate were offset in part by the effects of increased nondeductible expenses and the global intangible low taxes income provisions which result in a certain amount of foreign earnings being subjected to U.S. tax.

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

Equity in earnings of affiliates — Net earnings from equity investments was $6 in 2018 compared with $5 in 2017. Equity in earnings from BSFB was $2 in 2018 and $3 in 2017. Equity in earnings from DDAC was $2 in 2018 and $3 in 2017.

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

Segment Results of Operations (2018 versus 2017)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$761	$89	11.7%
Volume and mix	176	29
Performance	(2)	(18)
Currency effects	15	3
2018	$950	$103	10.8%

Light Vehicle sales in the first quarter of 2018, exclusive of currency effects and increased sales of $18 from the acquisition of USM – Warren on March 1 of last year, were 21% higher than the same period of 2017. Although overall North America full frame light truck production in this year's first quarter was comparable with the first quarter of 2017, we experienced a significant volume-related sales increase from one of our largest customer programs for which production continued on the outgoing model during this year's first three months concurrent with production of the new model vehicle. Stronger light truck production levels in Europe, South America and Asia Pacific also contributed to higher sales volumes. Customer pricing and cost recovery impacts provided a year-over-year reduction in sales of $2.

Light Vehicle segment EBITDA increased by $14 in this year's first quarter when compared to the same period of 2017. Higher sales volumes provided a benefit of $29. The year-over-year performance-related earnings reduction was driven by $12 of incremental new program start-up and launch-related costs, primarily attributable to one of our major North American customer programs, higher engineering and development costs of $5, increased commodity costs of $2 and net customer pricing and recoveries of $2. Material cost savings provided an incremental benefit of $7, with premium freight and other costs associated with high volumes on certain programs and other items reducing segment earnings by $4.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$329	$28	8.5%
Volume and mix	58	13
Performance	5	(9)
Currency effects	8	2
2018	$400	$34	8.5%

Excluding currency effects, first-quarter 2017 sales in our Commercial Vehicle segment increased 19% compared to last year. The volume-related increase was primarily attributable to higher production levels in North America where Class 8 production in this year's first three months was up about 47% and Classes 5-7 production was up 1%, and in South America where first-quarter production was higher by about 58%. Also contributing to the higher sales volume was higher first-quarter production in Europe and Asia Pacific. Customer pricing and cost recovery actions increased year-over-year first quarter sales by $5.

Commercial Vehicle first-quarter segment EBITDA increased by $6 from last year's first quarter. Higher sales volumes increased 2017 first-quarter earnings by $13. Higher commodity costs decreased first quarter performance-related earnings by $7, with net pricing and material recovery actions providing a partial offset of $5. Premium freight and other items, net, reduced earnings by $7.

Off-Highway

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$328	$45	13.7%
Volume and mix	115	26
Performance	2	(1)
Currency effects	47	2
2018	$492	$72	14.6%

A stronger euro contributed to the first quarter sales increase from currency translation, with a full quarter of the sales from the acquisition of the Brevini BPT and BFP operations on February 1, 2017 providing additional comparative first-quarter sales of $38. After adjusting for these two items, year-over-year sales in this year's first quarter were higher by 24%, primarily from higher global end-market demand.

Off-Highway segment EBITDA increased by $27 in this year's first quarter compared with the same period of 2017. Increased market demand was the primary driver of the volume and mix earnings improvement. The performance-related earnings reduction in this year's first quarter resulted from higher commodity and other costs of $8, partially offset by pricing and cost recovery actions of $2 and material cost savings of $5.

Power Technologies

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$283	$50	17.7%
Volume and mix	(4)	(2)
Performance	(1)	(5)
Currency effects	18	2
2018	$296	$45	15.2%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, first-quarter 2018 sales were 2% lower than the same period of last year, primarily due to programs that were scheduled to roll off in this year's first quarter.

Segment EBITDA in this year's first quarter was lower by $5 when compared to the same period of 2017. A reduction of $5 in first-quarter performance-related earnings was driven by higher commodity costs of $3 and increased engineering and development cost of $3, with material cost savings and other items providing a partial offset of $1.

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, equity grant expense, restructuring expense, non-service cost components of pension and other postretirement benefits (OPEB) costs and other adjustments not related to our core operations (gain/loss on debt extinguishment, pension settlements, divestitures, impairment, etc.). Adjusted EBITDA is a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. We use adjusted EBITDA in assessing the effectiveness of our business strategies, evaluating and pricing potential acquisitions and as a factor in making incentive compensation decisions. In addition to its use by management, we also believe adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate financial performance of our company relative to other Tier 1 automotive suppliers. Adjusted EBITDA should not be considered a substitute for earnings before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2018	2017
Net income	$111	$80
Equity in earnings of affiliates	6	5
Income tax expense	48	30
Earnings before income taxes	153	105
Depreciation and amortization	67	52
Restructuring	1	2
Interest expense, net	21	24
Other*	6	22
Adjusted EBITDA	$248	$205

*
Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses, net of transaction breakup fees, acquisition related inventory adjustments and other items.  See Note 20 to our consolidated financial statements in Item 1 of Part I for additional details. Non-service cost components of pension and OPEB costs were excluded from adjusted EBITDA in 2018 concurrent with adoption of ASU 2017-07 which required such cost to be classified outside of operating income. While prior period amounts have been reclassified on our consolidated statement of operations for U.S. GAAP reporting purposes, we did not adjust prior period adjusted EBITDA on the basis of materiality. Had we conformed adjusted EBITDA for the first quarter of 2017, adjusted EBITDA would have been $207.

Free Cash Flow

We have defined free cash flow as cash provided by (used in) operating activities less purchases of property, plant and equipment. We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by operating activities reported under GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net cash flows provided by operating activities to free cash flow.

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$(28)	$11
Purchases of property, plant and equipment	(65)	(96)
Free cash flow	$(93)	$(85)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at March 31, 2018:

Cash and cash equivalents	$479
Less: Deposits supporting obligations	(5)
Available cash	474
Additional cash availability from Revolving Facility	578
Marketable securities	41
Total liquidity	$1,093

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion.

The components of our March 31, 2018 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$41	$258	$299
Cash and cash equivalents held as deposits		5	5
Cash and cash equivalents held at less than wholly-owned subsidiaries	8	167	175
Consolidated cash balance	$49	$430	$479

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

At March 31, 2018, we had no outstanding borrowings under the Revolving Facility but we had utilized $22 for letters of credit. We had availability at March 31, 2018 under the Revolving Facility of $578 after deducting the outstanding letters of credit.

At March 31, 2018, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $100 to $200 on March 24, 2018. The share repurchase program expires on December 31, 2019. We did not repurchase any shares during the first quarter of 2018.

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

Cash Flow

	Three Months Ended March 31,
	2018	2017
Cash used for changes in working capital	$(216)	$(133)
Other cash provided by operations	188	144
Net cash provided by operating activities	(28)	11
Net cash used in investing activities	(67)	(278)
Net cash used in financing activities	(28)	(26)
Net decrease in cash, cash equivalents and restricted cash	$(123)	$(293)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $188 and $144 in 2018 and 2017. The year-over-year increase in other cash provided by operations is primarily attributable to higher operating earnings in 2018.

Working capital used cash of $216 and $133 in 2018 and 2017. Cash of $264 and $189 was used to finance increased receivables in 2018 and 2017. The higher level of cash required for receivables in 2018 was due primarily to higher year-over-year first-quarter sales. Cash of $52 and $20 was used to fund higher inventory levels in 2018 and 2017. Partially offsetting cash used for higher receivables and inventory in both 2018 and 2017 was cash provided by increases in accounts payable and other net liabilities of $100 and $76. Cash provided by accounts payable and other liabilities in the first quarter of 2018 was reduced by payment of higher incentive compensation accrued in 2017. In last year's first quarter, cash generated from increased accounts payable was reduced by a $25 payment in connection with the USM - Warren acquisition to settle trade payable obligations at the date of closing.

Investing activities — Expenditures for property, plant and equipment were $65 and $96 in 2018 and 2017. Although still at elevated levels, capital expenditures have decreased in 2018 with lower requirements to support new business launches with customers. During 2017, we paid $104, net of cash and restricted cash acquired, to purchase 80% ownership interests in BFP and BPT and $78 to acquire USM – Warren. During 2018 and 2017, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2017, we made scheduled repayments of $5 at international locations and paid down $12 of BFP and BPT acquired indebtedness. We used $15 and $9 for dividend payments to common stockholders in 2018 and 2017. Our Board of Directors increased the quarterly dividend from six cents per share to ten cents per share in 2018.

Off-Balance Sheet Arrangements

There have been no material changes at March 31, 2018 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2017 Form 10-K.

Contractual Obligations

There have been no material changes at March 31, 2018 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2017 Form 10-K.

Contingencies

For a summary of litigation and other contingencies, see Note 15 to our consolidated financial statements in Item 1 of Part I. Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued that may result from these contingencies will have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2017 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2017 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the three months ended March 31, 2018. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted in the first quarter of 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2017 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2017 Form 10-K for a more complete understanding of the matters covered by the certifications.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Note 15 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $100 to $200 on March 24, 2018. The share repurchase program expires on December 31, 2019. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions, available growth opportunities and other considerations. No shares of our common stock were repurchased under the program during the first quarter of 2018.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	April 30, 2018	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer