Form 10-Q
period 2018-06-30
DANA INC
filed 2018-07-25
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2018
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 144,544,761 shares of the registrant’s common stock outstanding at July 13, 2018.

DANA INCORPORATED – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated
Consolidated Statement of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$2,054	$1,840	$4,192	$3,541
Costs and expenses
Cost of sales	1,746	1,563	3,577	3,000
Selling, general and administrative expenses	134	133	264	253
Amortization of intangibles	2	3	4	5
Restructuring charges, net	7	10	8	12
Impairment of indefinite-lived intangible asset	(20)		(20)
Adjustment in fair value of disposal group held for sale	3		3
Other expense, net	(10)	(1)	(10)	(12)
Earnings before interest and income taxes	138	130	312	259
Loss on extinguishment of debt		(6)		(6)
Interest income	2	2	5	5
Interest expense	23	27	47	54
Earnings before income taxes	117	99	270	204
Income tax expense (benefit)	(4)	31	44	61
Equity in earnings of affiliates	6	5	12	10
Net income	127	73	238	153
Less: Noncontrolling interests net income	3	5	5	10
Less: Redeemable noncontrolling interests net income (loss)		(3)	1	(3)
Net income attributable to the parent company	$124	$71	$232	$146

Net income per share available to common stockholders
Basic	$0.85	$0.48	$1.60	$1.00
Diluted	$0.85	$0.47	$1.58	$0.99

Weighted-average common shares outstanding
Basic	145.1	144.8	145.3	144.7
Diluted	146.5	146.2	147.0	146.1

Cash dividends declared per share	$0.10	$0.06	$0.20	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$127	$73	$238	$153
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(56)	(31)	(46)	(1)
Hedging gains and losses	(6)	5	(14)	1
Defined benefit plans	6	5	13	10
Other comprehensive income (loss)	(56)	(21)	(47)	10
Total comprehensive income	71	52	191	163
Less: Comprehensive (income) loss attributable to noncontrolling interests	2	(6)		(13)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	2			1
Comprehensive income attributable to the parent company	$75	$46	$191	$151

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Balance Sheet (Unaudited)
(In millions, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$339	$603
Marketable securities	37	40
Accounts receivable
Trade, less allowance for doubtful accounts of $9 in 2018 and $8 in 2017	1,231	994
Other	180	172
Inventories	1,046	969
Other current assets	104	97
Current assets of disposal group held for sale	10	7
Total current assets	2,947	2,882
Goodwill	211	127
Intangibles	177	174
Deferred tax assets	453	420
Other noncurrent assets	70	71
Investments in affiliates	260	163
Property, plant and equipment, net	1,806	1,807
Total assets	$5,924	$5,644

Liabilities and equity
Current liabilities
Short-term debt	$24	$17
Current portion of long-term debt	20	23
Accounts payable	1,244	1,165
Accrued payroll and employee benefits	187	219
Taxes on income	85	53
Other accrued liabilities	246	220
Current liabilities of disposal group held for sale	6	5
Total current liabilities	1,812	1,702
Long-term debt, less debt issuance costs of $20 in 2018 and $22 in 2017	1,765	1,759
Pension and postretirement obligations	578	607
Other noncurrent liabilities	367	413
Noncurrent liabilities of disposal group held for sale	2	2
Total liabilities	4,524	4,483
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	149	47
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,544,641 and 144,984,050 shares outstanding	2	2
Additional paid-in capital	2,356	2,354
Retained earnings	290	86
Treasury stock, at cost (8,255,763 and 7,001,017 shares)	(118)	(87)
Accumulated other comprehensive loss	(1,385)	(1,342)
Total parent company stockholders' equity	1,145	1,013
Noncontrolling interests	106	101
Total equity	1,251	1,114
Total liabilities and equity	$5,924	$5,644
The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$238	$153
Depreciation	124	104
Amortization of intangibles	5	6
Amortization of deferred financing charges	2	3
Call premium on debt		5
Write-off of deferred financing costs		1
Earnings of affiliates, net of dividends received	5	(2)
Stock compensation expense	9	10
Deferred income taxes	(45)	5
Pension contributions, net	1	(3)
Impairment of indefinite-lived intangible asset	20
Gain on sale of subsidiary		(3)
Adjustment in fair value of disposal group held for sale	(2)
Change in working capital	(232)	(104)
Other, net	(12)	5
Net cash provided by operating activities	113	180

Investing activities
Purchases of property, plant and equipment	(145)	(169)
Acquisition of businesses, net of cash acquired	(151)	(182)
Proceeds from previous acquisition	9
Purchases of marketable securities	(29)	(17)
Proceeds from sales of marketable securities	6	1
Proceeds from maturities of marketable securities	23	13
Proceeds from sale of subsidiary		3
Other, net		(1)
Net cash used in investing activities	(287)	(352)

Financing activities
Net change in short-term debt	(5)	(79)
Proceeds from long-term debt		400
Repayment of long-term debt	(2)	(288)
Call premium on debt		(5)
Deferred financing payments		(6)
Dividends paid to common stockholders	(29)	(17)
Distributions to noncontrolling interests	(4)	(3)
Repurchases of common stock	(25)
Other, net	(5)	1
Net cash provided by (used in) financing activities	(70)	3

Net decrease in cash, cash equivalents and restricted cash	(244)	(169)
Cash, cash equivalents and restricted cash – beginning of period	610	716
Effect of exchange rate changes on cash balances	(13)	30
Less: Cash contributed to disposal group	(10)
Cash, cash equivalents and restricted cash – end of period (Note 6)	$343	$577

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$75	$113
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

Notes to Consolidated Financial Statements (Unaudited)
(In millions, except share and per share amounts)

Note 1. Organization and Summary of Significant Accounting Policies

General

Dana Incorporated (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline (axles, driveshafts and transmissions); sealing and thermal-management products; and motors, power inverters, and control systems for electric vehicles our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets.

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

Foreign currency translation — We believe that Argentina's economy met the GAAP definition of a highly inflationary economy during the second quarter of 2018. As such, effective July 1, 2018 we will remeasure the financial statements of our Argentine subsidiaries as if their functional currency was the U.S. dollar. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. We believe the National Wholesale Price Index (WPI) provides the most reliable calculation of cumulative inflation for Argentina as the WPI has consistently provided national coverage and historically has been viewed as the most relevant and reliable measure by practitioners. Argentina's three-year cumulative inflation rate through May 2018 based on the WPI was 109%. In addition, management considered the Central Bank of Argentina increasing annual interest rates to 30% in April 2018 and further increasing them to 40% in May 2018, the Argentine government requesting financial assistance from the International Monetary Fund and the significant depreciation of the Argentine peso against the U.S. dollar during the second quarter of 2018.

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

On January 1, 2018, we adopted ASU 2017-07, Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, guidance that changed the reporting of pension and other postretirement benefits (OPEB) costs in the income statement. The service cost components of net periodic pension and OPEB costs continue to be included in cost of sales and selling, general and administrative expenses as part of compensation cost and remain eligible for capitalization in inventory and other assets. The non-service components are now reported in other expense, net and are not eligible for capitalization. The impact of the new guidance on inventory at June 30, 2018 was not material. For the first half of 2017, we reclassified pension and OPEB costs of $2 from cost of sales and $1 from selling, general and administrative to other expense, net to conform to the 2018 presentation. We used the practical expedient in the guidance to quantify these impacts, which disregards the potential change in capitalized costs during the period. See Note 20 for information regarding the related impact on our segment reporting.

On January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows – Restricted Cash, guidance that requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. Retrospective presentation is required. For the six months ended June 30, 2017, this change resulted in a $9 increase in cash, cash equivalents and restricted cash at the beginning and a $9 increase at the end of the period as presented on our consolidated statement of cash flow. In addition, removing the change in restricted cash from the consolidated statement of cash flows did not result in a change in our net cash used in investing activities for the six months ended June 30, 2017. See Note 6 for additional information.

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

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Assets
Current assets
Accounts receivable - Trade	$994	$15	$1,009
Other current assets	97	1	98

Liabilities
Current liabilities
Other accrued liabilities	$220	$16	$236

The follow table shows the impact adopting ASC 606 had on our consolidated balance sheet as of June 30, 2018:

	June 30, 2018
	Balances Without Adoption of ASU 2014-09	Adjustments Due to ASU 2014-09	As Reported
Assets
Current assets
Accounts receivable - Trade	$1,219	$12	$1,231
Other current assets	101	3	104

Liabilities
Current liabilities
Other accrued liabilities	$231	$15	$246

See Note 19 for additional information.

We also adopted the following standards during the first half of 2018, none of which had a material impact on our financial statements or financial statement disclosures:

Standard		Effective Date
2017-09	Stock Compensation – Scope of Modification Accounting	January 1, 2018
2017-01	Business Combinations – Clarifying the Definition of a Business	January 1, 2018
2016-15	Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Recently issued accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows entities to reclass stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) from AOCI to retained earnings in their consolidated financial statements. As a result of the Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate by means of a credit or charge to income from continuing operations, leaving the tax effects of items within AOCI stranded at historical tax rates. This guidance becomes effective January 1, 2019 and may be early adopted in any interim period. The guidance is to be applied either in the period of adoption or retrospectively to each period that was affected by the change in the corporate tax rate under the Act. Adoption of this guidance will not have a material effect on our consolidated financial statements.

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

Many factors will impact the ultimate measurement of the lease obligation to be recognized upon adoption. We continue to evaluate the impact this guidance will have on our consolidated financial statements. With respect to the available practical expedients, we expect to elect the primary package of expedients whereby we will reassess neither the existence, nor the classification nor the amount and treatment of initial direct costs of existing leases. We do not expect to apply hindsight to the evaluation of lease options (e.g., renewal) and, accordingly, do not expect to utilize the practical expedient that would allow such an approach. Finally, we plan to separate the lease components from the non-lease components of each lease arrangement and, therefore, do not expect to elect the expedient that would enable us not to separate them. This guidance becomes effective January 1, 2019 with early adoption permitted.

Note 2. Acquisitions

TM4 — On June 22, 2018, we acquired a 55% ownership interest in TM4 Inc. (TM4) from Hydro-Québec. TM4 designs and manufactures motors, power inverters, and control systems for electric vehicles, offering a complementary portfolio to Dana's electric gearboxes and thermal-management technologies for batteries, motors, and inverters. The transaction establishes Dana as the only supplier with full e-Drive design, engineering, and manufacturing capabilities - offering electro-mechanical propulsion solutions to each of its end markets. The transaction further strengthens Dana's position in China, the world's fastest-growing market for electric vehicles. TM4 owns a 50% interest in Prestolite E-Propulsion Systems Limited (PEPS), a joint venture in China with Prestolite Electric Beijing Limited, which offers electric mobility solutions throughout China and Asia.

We paid $125 at closing, using cash on hand. Dana will consolidate TM4 as the governing documents provide Dana with a controlling financial interest. The terms of the agreement provide Hydro-Québec with the right to put all, and not less than all, of its shares in TM4 to Dana at fair value any time after June 22, 2021.

The TM4 transaction closed just prior to the end of the current reporting period. As such, the fair value of the assets acquired and liabilities assumed are provisional and could be revised as a result of additional information obtained regarding liabilities assumed and revisions of provisional estimates of fair values, including but not limited to, the completion of independent appraisals and valuations related to intangibles, the equity method investment in PEPS, property, plant, and equipment, and the redeemable noncontrolling interest. The provisional amounts were determined with the assistance of an independent appraiser and are based on transaction specific information obtained to date and benchmark data from comparable transactions in relevant industries. The purchase consideration and the related provisional allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Total purchase consideration	$125

Cash and cash equivalents	$3
Accounts receivable - Trade	5
Accounts receivable - Other	1
Inventories	4
Goodwill	87
Intangibles	30
Investments in affiliates	102
Property, plant and equipment	3
Accounts payable	(2)
Accrued payroll and employee benefits	(1)
Other accrued liabilities	(5)
Redeemable noncontrolling interest	(102)
Total purchase consideration allocation	$125

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce and is not deductible for tax purposes. The provisional fair values assigned to intangibles include $11 allocated to customer relationships, $16 allocated to developed technology and $3 allocated to trademarks and trade names.

The results of operations of the business are reported in our Commercial Vehicle operating segment from the date of acquisition. Transaction related expenses associated with completion of the acquisition totaling $3 were charged to other expense, net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented.

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

We paid $181 at closing, using cash on hand, and refinanced a significant portion of the debt assumed in the transaction during the first half of 2017. In December 2017, a purchase price reduction of $9 was agreed under the sale and purchase agreement provisions for determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. The terms of the agreement provide Dana the right to call half of Brevini’s noncontrolling interests in BFP and BPT, and Brevini the right to put half of its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call right, after the 2017 BFP and BPT financial statements have been approved by the board of directors. Further, Dana has the right to call Brevini’s remaining noncontrolling interests in BFP and BPT, and Brevini the right to put its remaining noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call right, after the 2019 BFP and BPT financial statements have been approved by the board of directors. The call and put prices are based on the amount Dana paid to acquire its initial 80% interest in BFP and BPT subject to adjustment based on the actual EBITDA and free cash flows, as defined in the agreement, of BFP and BPT. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate currently being leased by BPT from a Brevini affiliate for €25 by November 1, 2017. The real estate purchase did not occur by November 1, 2017 due to document transfer requirements not having been fully satisfied. Completion of the real estate purchase and receipt of the purchase price adjustment occurred in the second quarter of 2018 with a net cash payment of $20. The purchase consideration and the related allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Total purchase consideration	$201

Cash and cash equivalents	$75
Accounts receivable - Trade	78
Accounts receivable - Other	18
Inventories	134
Other current assets	9
Goodwill	20
Intangibles	41
Deferred tax assets	3
Other noncurrent assets	4
Property, plant and equipment	174
Notes payable, including current portion of long-term debt	(130)
Accounts payable	(51)
Accrued payroll and employee benefits	(14)
Taxes on income	(1)
Other accrued liabilities	(19)
Long-term debt	(51)
Pension and postretirement obligations	(11)
Other noncurrent liabilities	(22)
Redeemable noncontrolling interest	(44)
Noncontrolling interests	(12)
Total purchase consideration allocation	$201

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce and is not deductible for tax purposes. Intangibles includes $29 allocated to customer relationships and $12 allocated to trademarks and trade names. We used the multi-period excess earnings method, an income approach, to value the customer relationships. We used the relief from royalty method, an income approach, to value trademarks and trade names. We used a replacement cost method to value fixed assets. We used a discounted cash flow approach to value the redeemable noncontrolling interests, inclusive of the put and call provisions. We used both discounted cash flow and cost approaches to value the noncontrolling interests. The customer relationships and trademarks and trade names intangible assets are being amortized on a straight-line basis over seventeen years, and property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from three to thirty years.

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

Note 3. Disposal Groups and Divestitures

Disposal group held for sale — In December 2017, we entered into an agreement to divest our Brazil suspension components business (the disposal group) for no consideration to an unaffiliated company. The results of operations of the Brazil suspension components business are reported within our Commercial Vehicle operating segment. To effectuate the sale, Dana was obligated to contribute $10 of additional cash to the business prior to closing. We classified the disposal group as held for sale at December 31, 2017, recognizing a $27 loss to adjust the carrying value of the net assets to fair value and to recognize the liability for the additional cash required to be contributed to the business prior to closing. During the first quarter of 2018, we made the required cash contribution to the disposal group. After being unable to complete the transaction with the counterparty to the December 2017 agreement, we entered into an agreement with another third party in June 2018. The transaction with the new counterparty closed in July 2018 and we received cash proceeds of $2. We reversed $3 of the previously recognized $27 pre-tax loss, inclusive of the proceeds received in July 2018, during the second quarter of 2018. The carrying amounts of the major classes of assets and liabilities of our Brazil suspension components business are as follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$2	$—
Accounts receivable - Trade	3	3
Inventories	5	4
Current assets classified as held for sale	$10	$7

Accounts payable	$4	$3
Accrued payroll and employee benefits	1	1
Other accrued liabilities	1	1
Current liabilities classified as held for sale	$6	$5

Other noncurrent liabilities	$2	$2
Noncurrent liabilities classified as held for sale	$2	$2

Divestiture of Dana Companies — On December 30, 2016, we completed the divestiture of Dana Companies, LLC (DCLLC), a consolidated wholly-owned limited liability company that was established as part of our reorganization in 2008 to hold and manage personal injury asbestos claims retained by the reorganized Dana Corporation which was merged into DCLLC. The purchaser retained $3 of the proceeds with payment subject to the satisfaction of certain future conditions. The conditions associated with the retained purchase price were satisfied in the second quarter of 2017, at which time Dana received the remaining proceeds and recognized $3 of income in other expense, net. Following completion of the sale, Dana has no obligation with respect to current or future asbestos claims.

Note 4. Goodwill and Other Intangible Assets

Goodwill — The change in the carrying amount of goodwill in 2018 is due to currency fluctuation and the acquisition of a 55% interest in TM4.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2017	$3	$8	$110	$6	$127
Acquisitions		87			87
Currency impact		(1)	(2)		(3)
Balance, June 30, 2018	$3	$94	$108	$6	$211

Components of other intangible assets —

		June 30, 2018			December 31, 2017
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$110	$(88)	$22	$95	$(88)	$7
Trademarks and trade names	15	19	(3)	16	17	(2)	15
Customer relationships	8	475	(401)	74	470	(403)	67
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20	(20)	—	20		20
		$689	$(512)	$177	$667	$(493)	$174

During the third quarter of 2012, we entered a strategic alliance with Fallbrook Technologies Inc. (Fallbrook). The transaction with Fallbrook was accounted for as a business combination and the original purchase price allocation included $20 of intangible assets used in research and development activities, which had been classified as indefinite-lived. Since the third quarter of 2012, we have been working with several customers to commercialize the continuously variable planetary (CVP) technology primarily in combustion engine applications. During the second quarter of 2018 key customers notified us of their intention to redirect their development efforts to electrification and cease further development efforts of the CVP technology in combustion engine applications. While we have not abandoned the CVP technology, we determined that it was more likely than not that the fair value of the related intangible assets was less than their carrying amount. We used the multi-period excess earnings method, an income approach, to fair value the assets used in research and development activities. Given the lack of adequate identifiable future revenue streams, it was determined that the $20 of intangible assets used in research and development activities was fully impaired during the second quarter of 2018.

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at June 30, 2018 were as follows: Light Vehicle — $30, Commercial Vehicle — $63, Off-Highway — $75 and Power Technologies — $9.

Amortization expense related to amortizable intangible assets —

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Charged to cost of sales	$—	$—	$1	$1
Charged to amortization of intangibles	2	3	4	5
Total amortization	$2	$3	$5	$6

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on June 30, 2018 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2018	2019	2020	2021	2022
Amortization expense	$6	$12	$11	$11	$11

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

During the second quarter of 2018, we approved plans to implement certain headcount reductions in our Commercial Vehicle operations and Corporate service functions in Brazil which resulted in restructuring expense of $5, primarily for severance and benefit costs. In last year's second quarter, we approved plans to implement certain headcount initiatives in our Off-Highway business as part of the BPT and BFP acquisition integration which resulted in restructuring expense of $8, primarily for severance and benefit costs. Remaining amounts in the quarter and six-month periods of both years relate to previously announced actions.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at March 31, 2018	$17	$5	$22
Charges to restructuring	6	1	7
Cash payments	(3)	(2)	(5)
Currency impact	(1)		(1)
Balance at June 30, 2018	$19	$4	$23

Balance at December 31, 2017	$21	$5	$26
Charges to restructuring	6	2	8
Cash payments	(7)	(3)	(10)
Currency impact	(1)		(1)
Balance at June 30, 2018	$19	$4	$23

At June 30, 2018, the accrued employee termination benefits include costs to reduce approximately 200 employees to be completed over the next year. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at June 30, 2018.

	Expense Recognized			Future Cost to Complete
	Prior to 2018	2018	Total to Date
Commercial Vehicle	35	6	41	10
Off-Highway	21		21
Corporate		2	2
Total	$56	$8	$64	$10

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	June 30, 2018	December 31, 2017
Raw materials	$469	$442
Work in process and finished goods	638	580
Inventory reserves	(61)	(53)
Total	$1,046	$969

Cash, cash equivalents and restricted cash at —

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$339	$603	$568	$707
Restricted cash included in other current assets		3	5	5
Restricted cash included in other noncurrent assets	4	4	4	4
Total cash, cash equivalents and restricted cash	$343	$610	$577	$716

Note 7. Stockholders’ Equity

Common stock — Our Board of Directors declared quarterly cash dividends of ten cents per share of common stock in the first and second quarters of 2018. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On March 24, 2018 our Board of Directors approved an expansion of our existing common stock share repurchase program to $200. The program expires on December 31, 2019. Under the program, we spent $25 to repurchase 1,055,000 shares of our common stock during the second quarter of 2018 through open market transactions. Approximately $175 remained available for future share repurchases as of June 30, 2018.

Changes in equity —

	2018			2017
Three Months Ended June 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, March 31	$1,104	$111	$1,215	$1,078	$105	$1,183
Net income	124	3	127	71	5	76
Other comprehensive income (loss)	(49)	(5)	(54)	(25)	1	(24)
Common stock dividends	(15)		(15)	(8)		(8)
Redeemable noncontrolling interests adjustment to redemption value			—	(2)		(2)
Distributions to noncontrolling interests		(3)	(3)		(4)	(4)
Common stock share repurchases	(25)		(25)			—
Stock compensation	6		6	5		5
Balance, June 30	$1,145	$106	$1,251	$1,119	$107	$1,226

Six Months Ended June 30,
Balance, December 31	$1,013	$101	$1,114	$1,157	$85	$1,242
Adoption of ASU 2016-16 tax adjustment, January 1, 2017			—	(179)		(179)
Net income	232	5	237	146	10	156
Other comprehensive income	(41)	(5)	(46)	5	3	8
Common stock dividends	(30)		(30)	(17)		(17)
Redeemable noncontrolling interests adjustment to redemption value			—	(2)		(2)
Distributions to noncontrolling interests		(4)	(4)		(5)	(5)
Common stock share repurchases	(25)		(25)			—
Increase from business combination			—		14	14
Purchase of noncontrolling interests	(9)	9	—			—
Stock compensation	11		11	12		12
Stock withheld for employee taxes	(6)		(6)	(3)		(3)
Balance, June 30	$1,145	$106	$1,251	$1,119	$107	$1,226

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

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, March 31, 2018	$(661)	$(72)	$—	$(603)	$(1,336)
Other comprehensive income (loss):
Currency translation adjustments	(54)				(54)
Holding gain on net investment hedge	5				5
Holding gains and losses		58			58
Reclassification of amount to net income (a)		(64)			(64)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				8	8
Tax expense				(2)	(2)
Other comprehensive income (loss)	(49)	(6)	—	6	(49)
Balance, June 30, 2018	$(710)	$(78)	$—	$(597)	$(1,385)

Balance, March 31, 2017	$(617)	$(38)	$—	$(599)	$(1,254)
Other comprehensive income (loss):
Currency translation adjustments	(32)				(32)
Holding loss on net investment hedge	(3)				(3)
Holding gains and losses		(63)			(63)
Reclassification of amount to net income (a)		68			68
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				7	7
Tax expense				(2)	(2)
Other comprehensive income (loss)	(35)	5	—	5	(25)
Balance, June 30, 2017	$(652)	$(33)	$—	$(594)	$(1,279)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, December 31, 2017	$(670)	$(64)	$2	$(610)	$(1,342)
Other comprehensive income (loss):
Currency translation adjustments	(40)				(40)
Holding gains and losses		20			20
Reclassification of amount to net income (a)		(35)			(35)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				17	17
Tax (expense) benefit		1		(4)	(3)
Other comprehensive income (loss)	(40)	(14)	—	13	(41)
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018			(2)		(2)
Balance, June 30, 2018	$(710)	$(78)	$—	$(597)	$(1,385)

Balance, December 31, 2016	$(646)	$(34)	$—	$(604)	$(1,284)
Other comprehensive income (loss):
Currency translation adjustments	2				2
Holding loss on net investment hedge	(8)				(8)
Holding gains and losses		(75)			(75)
Reclassification of amount to net income (a)		74			74
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				15	15
Tax (expense) benefit		2		(5)	(3)
Other comprehensive income (loss)	(6)	1	—	10	5
Balance, June 30, 2017	$(652)	$(33)	$—	$(594)	$(1,279)
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
(b) See Note 11 for additional details.

Note 8. Redeemable Noncontrolling Interests

In connection with the acquisition of a controlling interest in TM4 from Hydro-Québec on June 22, 2018, we recognized $102 for Hydro-Québec's 45% redeemable noncontrolling interest. The terms of the agreement provide Hydro-Québec with the right to put all, and not less than all, of its shares to Dana at fair value any time after June 22, 2021. See Note 2 for additional information.

In connection with the acquisition of a controlling interest in BFP and BPT from Brevini on February 1, 2017, we recognized $45 for Brevini's 20% redeemable noncontrolling interests. The terms of the agreement provide Dana the right to call Brevini's noncontrolling interests in BFP and BPT, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement. The call and put prices are based on the amount Dana paid to acquire its initial ownership interest in BFP and BPT subject to adjustment based on the actual EBITDA and free cash flows, as defined in the agreement, of BFP and BPT. See Note 2 for additional information.

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$49	$44	$47	$—
Initial fair value of redeemable noncontrolling interests of acquired businesses	102		102	45
Net income (loss) attributable to redeemable noncontrolling interests		(3)	1	(3)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(2)	3	(1)	2
Retained earnings adjustments:
Adjustment to redemption value		2		2
Balance, end of period	$149	$46	$149	$46

Note 9. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to the parent company	$124	$71	$232	$146
Less: Redeemable noncontrolling interests adjustment to redemption value	—	(2)	—	(2)
Net income available to common stockholders - Numerator basic and diluted	$124	$69	$232	$144

Denominator:
Weighted-average common shares outstanding - Basic	145.1	144.8	145.3	144.7
Employee compensation-related shares, including stock options	1.4	1.4	1.7	1.4
Weighted-average common shares outstanding - Diluted	146.5	146.2	147.0	146.1

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million and 0.3 million CSEs from the calculations of diluted earnings per share for the second quarters of 2018 and 2017 and excluded 0.1 million and 0.2 million CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive.

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

We received $2 of cash from the exercise of stock options related to 0.1 million shares. We paid $2 of cash to settle SARs and RSUs. We issued 0.5 million and 0.2 million shares of common stock based on the vesting of RSUs and PSUs during 2018. We recognized stock compensation expense of $5 and $6 during the second quarters of 2018 and 2017 and $9 and $10 during the respective year-to-date periods. At June 30, 2018, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $33. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 11. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2018		2017		OPEB - Non-U.S.
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2018	2017
Interest cost	$10	$2	$13	$2	$1	$1
Expected return on plan assets	(17)		(21)	(1)
Service cost		2		2
Amortization of net actuarial loss	7	1	6	1
Net periodic benefit cost (credit)	$—	$5	$(2)	$4	$1	$1

Six Months Ended June 30,
Interest cost	$21	$3	$26	$4	$2	$2
Expected return on plan assets	(35)	(1)	(42)	(2)
Service cost		4		3
Amortization of net actuarial loss	14	3	12	3
Net periodic benefit cost (credit)	$—	$9	$(4)	$8	$2	$2

Pension expense for 2018 increased versus the same period in 2017 as a result of a lower assumed return on plan assets and an increase in amortization of the net actuarial loss in the U.S., partially offset by lower interest expense. The components of net periodic benefit cost other than the service cost component are included in other expense, net in the consolidated statement of operations.

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

Note 12. Marketable Securities

	June 30, 2018			December 31, 2017
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$3	$—	$3	$3	$—	$3
Corporate securities	5		5	5		5
Certificates of deposit	24		24	27		27
Other	5		5	4	1	5
Total marketable securities	$37	$—	$37	$39	$1	$40

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities are primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $25, $4 and $3 at June 30, 2018.

Note 13. Financing Agreements

Long-term debt at —

	Interest Rate		June 30, 2018	December 31, 2017
Senior Notes due September 15, 2023	6.000%		$300	$300
Senior Notes due December 15, 2024	5.500%		425	425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	375	375
Term Facility			275	275
Other indebtedness			30	29
Debt issuance costs			(20)	(22)
			1,785	1,782
Less: Current portion of long-term debt			20	23
Long-term debt, less debt issuance costs			$1,765	$1,759

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

On April 4, 2017, Dana Financing Luxembourg S.à r.l., a wholly-owned subsidiary of Dana, issued $400 in senior notes (April 2025 Notes) at 5.750%, which are guaranteed by Dana. The April 2025 Notes were issued through a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the Securities Act). The April 2025 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and, outside the United States, only to non-U.S. investors in reliance on Regulation S under the Securities Act. The April 2025 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on April 15 and October 15 of each year. The April 2025 Notes will mature on April 15, 2025. Net proceeds of the offering totaled $394. Financing costs of $6 were recorded as deferred costs and are being amortized to interest expense over the life of the April 2025 Notes. The proceeds from the offering were used to repay indebtedness of our BPT and BFP subsidiaries, repay indebtedness of a wholly-owned subsidiary in Brazil, redeem $100 of our September 2021 Notes and for general corporate purposes. The September 2021 Notes were redeemed on April 4, 2017 at a price equal to 104.031% plus accrued and unpaid interest. The $6 loss on extinguishment of debt includes the $4 redemption premium and the $1 write-off of previously deferred financing costs associated with the September 2021 Notes and the $1 redemption premium associated with the repayment of indebtedness of a wholly-owned subsidiary in Brazil. In conjunction with the issuance of the April 2025 Notes, we entered into 8-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 14 for additional information.

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

We have elected to pay interest on our advance under the Term Facility at the Eurodollar Rate. The interest rate on the Term Facility, inclusive of the applicable margin, was 4.084% as of June 30, 2018.

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

As of June 30, 2018, we had no outstanding borrowings under the Revolving Facility but we had utilized $21 for letters of credit. We had availability at June 30, 2018 under the Revolving Facility of $579 after deducting the outstanding letters of credit.

Debt covenants — At June 30, 2018, we were in compliance with the covenants of our financing agreements. Under the Term Facility, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Term Facility and Revolving Facility, a maintenance covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 14. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	June 30, 2018	December 31, 2017
Available-for-sale securities	Marketable securities	1	$5	$5
Available-for-sale securities	Marketable securities	2	32	35
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	2	1
Cash flow hedges	Other accrued liabilities	2	5	5
Undesignated	Accounts receivable - Other	2	1	1
Undesignated	Other accrued liabilities	2	4	3
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	161	177

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,500	$1,507	$1,500	$1,592
Term Facility	275	275	275	275
Other indebtedness*	30	24	29	22
Total	$1,805	$1,806	$1,804	$1,889

*
The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap at both dates. The carrying value and fair value also include a financial liability associated with certain build-to-suit lease arrangements at December 31, 2017.

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

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of June 30, 2018, no fixed-to-floating interest rate swaps remain outstanding. However, a $6 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at June 30, 2018. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the three or six months ended June 30, 2018.

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

In 2017, in conjunction with the issuance of the $400 of U.S. dollar-denominated April 2025 Notes by euro-functional Dana Financing Luxembourg S.à r.l., we executed fixed-to-fixed cross-currency swaps with the same critical terms as the April 2025 Notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in the U.S. dollar / euro exchange rates associated with the forecasted principal and interest payments.

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

The following fixed-to-fixed cross-currency swaps were outstanding at June 30, 2018:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $316 at June 30, 2018 and $306 at December 31, 2017. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,103 at June 30, 2018 and $1,112 at December 31, 2017.

The following currency derivatives were outstanding at June 30, 2018:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$119		$119	Sep-19
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble, Chinese renminbi	44	6	50	Sep-19
British pound	U.S. dollar, Euro	2		2	May-19
Swedish krona	U.S. dollar, Euro	13		13	Jun-19
South African rand	U.S. dollar, Euro, Thai baht	11	2	13	May-19
Thai baht	U.S. dollar		12	12	Dec-18
Canadian dollar	U.S. dollar	16	6	22	Sep-19
Brazilian real	Euro, U.S. dollar	4	34	38	Jun-19
Indian rupee	U.S. dollar, British pound, Euro		47	47	Dec-19
Total forward contracts		209	107	316

U.S. dollar	Euro	775		775	Sep-23
Euro	U.S. dollar	328		328	Jun-26
Total currency swaps		1,103	—	1,103
Total currency derivatives		$1,312	$107	$1,419

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

The following table provides a summary of the impact of derivative instruments that have been designated as cash flow hedges on AOCI during the quarter and six months ended June 30, 2018.

	Derivatives in Cash Flow Hedging Relationships
	Forward Contracts	Cross-Currency Swaps	Total Cash Flow Hedges
Balance in AOCI at March 31, 2018, before tax	$6	$(83)	$(77)
Gain (loss) recorded in OCI	(9)	67	58
(Gain) loss reclassified from AOCI to the consolidated statement of operations		(64)	(64)
Balance in AOCI at June 30, 2018, before tax	$(3)	$(80)	$(83)

Balance in AOCI at December 31, 2017, before tax	$(4)	$(64)	$(68)
Gain (loss) recorded in OCI	3	17	20
(Gain) loss reclassified from AOCI to the consolidated statement of operations	(2)	(33)	(35)
Balance in AOCI at June 30, 2018, before tax	$(3)	$(80)	$(83)

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended June 30, 2018
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$2,054	$1,746	$10
Gain or (loss) on cash flow hedging relationships
Cross-currency swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	64

	Six Months Ended June 30, 2018
	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$4,192	$3,577	$10
Gain or (loss) on cash flow hedging relationships
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	1	1	—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	33

The amounts reclassified from AOCI into income for the cross-currency swaps represent an offset to a foreign exchange loss on our foreign currency-denominated intercompany and external debt instruments.

Certain of our hedges of forecasted transactions have not formally been designated as cash flow hedges. As undesignated forward contracts, the changes in the fair value of such contracts are included in earnings for the duration of the outstanding forward contract. Any realized gain or loss on the settlement of such contracts is recognized in the same period and in the same line item in the consolidated statement of operations as the underlying transaction. The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with undesignated hedging relationships.

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Location of Gain or (Loss) Recognized in Income
Foreign Exchange Forward Contracts	(2)	(3)	Cost of sales

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

In 2017, we designated the principal amount of an existing non-derivative Mexican peso-denominated intercompany note payable (the "MXN-denominated intercompany note") by Dana European Holdings Luxembourg S.à r.l. to Dana de Mexico Corporacion S. de R.L. de C.V., one of our Mexican subsidiaries, as a net investment hedge of the equivalent portion of the investment in the associated Mexican operations. At June 30, 2018, the principal amount of the MXN-denominated intercompany note is 1,465 Mexican pesos, or approximately $73. During the first six months of 2018, we recorded a deferred gain of $1 in the CTA component of OCI associated with the MXN-denominated intercompany note. On a cumulative basis, as of June 30, 2018, a deferred loss of $1 has been recorded in the CTA component of OCI for this non-derivative instrument. Amounts recorded in CTA remain deferred in AOCI until such time as the investments in the associated subsidiaries are substantially liquidated. See also Note 7.

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges of forecasted transactions are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to June 30, 2018 exchange rates. Deferred losses of $3 at June 30, 2018 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $4 at December 31, 2017. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during the first six months of 2018.

Note 15. Commitments and Contingencies

Product liabilities — We had accrued $10 and $7 for product liability costs at June 30, 2018 and December 31, 2017. We had also recognized $15 and $9 as expected amounts recoverable from third parties at the respective dates. The increases in the liability and recoverable amounts at June 30, 2018 reflect the adjustment of the estimated cost, net of payments made, and the expected recovery of an insured matter. Payments made to claimants have preceded the recovery of amounts from third parties, resulting in a recoverable amount in excess of the total liability at both dates. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $9 at June 30, 2018 and $8 at December 31, 2017. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities. Other accounts receivable included a related recoverable from insurers or other parties of $2 at June 30, 2018.

Guarantee of lease obligations — In connection with the divestiture of our Structural Products business in 2010, leases covering three U.S. facilities were assigned to a U.S. affiliate of the acquirer, Metalsa. Under the terms of the sale agreement, we will guarantee the affiliate’s performance under the leases, which run through June 2025, including approximately $6 of annual payments. In the event of a required payment by Dana as guarantor, we are entitled to pursue full recovery from Metalsa of the amounts paid under the guarantee and to take possession of the leased property.

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

Changes in warranty liabilities —

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$76	$73	$76	$66
Acquisitions	1		1	8
Amounts accrued for current period sales	8	8	18	15
Adjustments of prior estimates		2		5
Settlements of warranty claims	(8)	(11)	(19)	(23)
Currency impact	(2)	2	(1)	3
Balance, end of period	$75	$74	$75	$74

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

We reported an income tax benefit of $4 and income tax expense of $31 for the three months ended June 30, 2018 and 2017 and income tax expense of $44 and $61 for the respective six-month periods. Our effective tax rates were 16% and 30% for the first six months of 2018 and 2017. The lower 2018 tax expense was attributable to several discrete items in this year's second quarter. During the second quarter of 2018, we recognized a benefit of $46 related to U.S. state law changes and the development and implementation of a tax planning strategy which adjusted federal tax credits, federal and state net operating losses and the associated valuation allowances. Partially offsetting this benefit was $7 of expense to settle outstanding tax matters in a foreign jurisdiction and foreign taxes related to cash repatriation actions. Excluding these items, the effective tax rate would be 31% for the 2018 six-month period. Our effective income tax rates vary from the U.S. federal statutory rates of 21% and 35% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses. Although the tax reform in the U.S. reduced the statutory tax rate to 21% for 2018, the effects of the lower rate were offset in part by the effects of increased nondeductible expenses and the global intangible low taxes income provisions which result in a certain amount of foreign earnings being subjected to U.S. tax.

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

Beginning in 2018, the Act may also trigger a taxable deemed dividend to the extent that the annual earnings of our foreign subsidiaries exceed a specified threshold, based on the value of tangible foreign operating assets. The deemed dividend, if any, from this global intangible low-taxed income (GILTI) may be offset by the use of other tax attributes. Staff Accounting Bulletin 118 (SAB 118), issued by the staff of the U.S. Securities and Exchange Commission in December 2017, provides up to one year for a company to make and disclose a policy election as to whether it is recognizing deferred taxes for basis differences expected to reverse as GILTI or recognizing the effect of GILTI as a period cost when incurred. We intend to finalize our GILTI accounting policy during the prescribed measurement period, but the policy was pending as of June 30, 2018. Accordingly, as permitted by SAB 118, we accounted for the tax effect of GILTI as a period cost and included an estimate for GILTI in our effective tax rate for the first six months of 2018.

Note 18. Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-service cost components of pension and OPEB costs	$(4)	$(1)	$(7)	$(3)
Government grants and incentives	3	2	5	4
Foreign exchange loss	(2)	(1)	(4)	(3)
Strategic transaction expenses, net of transaction breakup fee income	(8)	(6)	(7)	(17)
Amounts attributable to previously divested/closed operations		3		3
Other, net	1	2	3	4
Other expense, net	$(10)	$(1)	$(10)	$(12)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including integration costs. Strategic transaction expenses in 2018 were primarily attributable to our bid to acquire the driveline business of GKN plc. and our acquisition of TM4 and were partially offset by a $40 transaction breakup fee associated with the GKN plc. transaction. Strategic transaction expenses in 2017 were primarily attributable to our acquisitions of BFP and BPT from Brevini and USM – Warren from USM. See Note 2 for additional information.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $10 and $9 at June 30, 2018 and January 1, 2018. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

Three Months Ended June 30, 2018	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$598	$230	$37	$148	$1,013
Europe	86	72	375	113	646
South America	50	79	7	4	140
Asia Pacific	139	30	66	20	255
Total	$873	$411	$485	$285	$2,054

Six Months Ended June 30, 2018
North America	$1,264	$445	$74	$301	$2,084
Europe	181	144	761	232	1,318
South America	93	161	14	10	278
Asia Pacific	285	61	128	38	512
Total	$1,823	$811	$977	$581	$4,192

Note 20. Segments

We are a global provider of high-technology products to virtually every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive and motion products (axles, driveshafts, planetary hub drives, power-transmission products, tire-management products, transmissions, and motors, power inverters and controls systems for electric vehicles); sealing solutions (gaskets, seals, heat shields, and fuel-cell plates); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, and exhaust-gas heat recovery); and fluid-power products (pumps, valves, motors, and controls). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four operating segments – Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Drive and Motion Technologies (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. These operating segments have global responsibility and accountability for business commercial activities and financial performance.

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

Segment information —

	2018			2017
Three Months Ended June 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$873	$36	$92	$803	$34	$93
Commercial Vehicle	411	28	41	357	24	30
Off-Highway	485	3	79	395	1	57
Power Technologies	285	6	39	285	3	41
Eliminations and other		(73)			(62)
Total	$2,054	$—	$251	$1,840	$—	$221

Six Months Ended June 30,
Light Vehicle	$1,823	$69	$195	$1,564	$63	$182
Commercial Vehicle	811	54	75	686	47	58
Off-Highway	977	5	151	723	1	102
Power Technologies	581	11	84	568	7	91
Eliminations and other		(139)			(118)
Total	$4,192	$—	$505	$3,541	$—	$433

Upon our adoption of ASU 2017-07 on January 1, 2018, we changed our measurement of segment profit to exclude the non-service cost components of pension and OPEB costs. See Note 1 for additional information on ASU 2017-07. Prior period segment EBITDA amounts have not been recast due to the insignificance of the adjustments. Had the prior period amounts been recast to conform with the current presentation, segment EBITDA for the second quarter and the first half of 2017 would have been $93 and $182 for Light Vehicle, $30 and $59 for Commercial Vehicle, $57 and $102 for Off-Highway and $43 and $94 for Power Technologies.

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

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment EBITDA	$251	$221	$505	$433
Corporate expense and other items, net	(5)	(4)	(11)	(11)
Depreciation	(60)	(55)	(124)	(104)
Amortization of intangibles	(2)	(3)	(5)	(6)
Non-service cost components of pension and OPEB costs	(4)		(7)
Restructuring	(7)	(10)	(8)	(12)
Stock compensation expense	(5)	(6)	(9)	(10)
Strategic transaction expenses, net of transaction breakup fee income	(8)	(6)	(7)	(17)
Acquisition related inventory adjustments		(8)		(14)
Other items	(5)	(2)	(5)	(3)
Impairment of indefinite-lived intangible asset	(20)		(20)
Adjustment in fair value of disposal group held for sale	3		3
Amounts attributable to previously divested/closed operations		3		3
Earnings before interest and income taxes	138	130	312	259
Loss on extinguishment of debt		(6)		(6)
Interest expense	(23)	(27)	(47)	(54)
Interest income	2	2	5	5
Earnings before income taxes	117	99	270	204
Income tax expense (benefit)	(4)	31	44	61
Equity in earnings of affiliates	6	5	12	10
Net income	$127	$73	$238	$153

Note 21. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts, wheel-end braking systems and motors, power inverters and controls systems for electric vehicles – supplied to OEMs.

Equity method investments exceeding $5 at June 30, 2018 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$91
Prestolite E-Propulsion Systems Limited (PEPS)	50%	102
Bendix Spicer Foundation Brake, LLC	20%	46
Axles India Limited	48%	9
Taiway Ltd.	28%	5
All others as a group		5
Investments in equity affiliates		258
Investments in affiliates carried at cost		2
Investments in affiliates		$260

Summarized financial information for DDAC —

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$240	$210	$487	$400
Gross profit	$26	$27	$52	$51
Earnings before income taxes	$9	$2	$15	$10
Net income	$9	$1	$14	$8
Dana's equity in earnings of affiliate	$4	$—	$6	$3

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive and motion products (axles, driveshafts, planetary hub drives, power-transmission products, tire-management products, and transmissions); sealing solutions (gaskets, seals, heat shields, and fuel-cell plates); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, and exhaust-gas heat recovery); and fluid-power products (pumps, valves, motors, and controls). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Drive and Motion Technologies (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At June 30, 2018, we employed approximately 31,800 people, operated in 33 countries and had 140 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$873	42.5%	$803	43.6%	$1,823	43.5%	$1,564	44.2%
Commercial Vehicle	411	20.0%	357	19.4%	811	19.3%	686	19.4%
Off-Highway	485	23.6%	395	21.5%	977	23.3%	723	20.4%
Power Technologies	285	13.9%	285	15.5%	581	13.9%	568	16.0%
Total	$2,054		$1,840		$4,192		$3,541

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

Central to our strategy is leveraging our core operations by sharing our capabilities, technology, assets, and knowledge across the enterprise, leading to improved execution and increased customer satisfaction. Through streamlining and rationalizing our manufacturing activities we have significantly improved our profitability and margins, and we believe additional opportunities remain to further optimize our manufacturing footprint and improve our cost performance. Leveraging investments across multiple end markets and making disciplined, value enhancing acquisitions will allow us to bring product to market faster, grow our top-line sales and enhance financial returns.

Strengthening customer centricity and expanding global markets are key elements of our strategy that focus on market penetration. Foundational to growing the business is directing the entire organization to putting the customer at the center of our value system and shifting from transactional to relationship-based interactions. These relationships are built on a foundation of providing unparalleled technology with exceptional quality, delivery, and value. With even stronger relationships we will be better positioned to support our customers’ most important global and flagship programs and capitalize on future growth opportunities.

We continue to enhance and expand our global footprint, optimizing it to capture growth across all our end markets. Specifically, our manufacturing and technology center footprint positions us to support customers globally – an important factor as many of our customers are increasingly focused on common solutions for global platforms. Our acquisition of the Brevini operations in 2017 (see Acquisitions section below) provided us with operational presence in eight additional countries, while also providing us with additional opportunities to leverage our global footprint to support the needs across all our businesses. Shortly following the acquisition, we were able to consolidate certain Brevini activities in China, allowing us to utilize an acquired facility to support our Power Technologies business in China.

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

In addition to Asia, we see further growth opportunity in Eastern Europe. A new gear manufacturing facility in Hungary commenced operations in 2018. This is our third facility in the country and will give us the capability to cost effectively manufacture gears, one of our core technologies, and efficiently service our customers within the region.

The final two elements of our enterprise strategy, commercializing new technology and accelerating hybridization and electrification, focus on opportunities for product expansion. Bringing new innovations to market as industry leading products will drive growth as our new products and technology provide our customers with cutting-edge solutions, address end user needs and capitalize on key market trends. An example is our industry leading electronically disconnecting all-wheel drive technology, which we believe is the most fuel efficient rapidly disconnecting system in the market, that will be utilized on a Ford Motor Company global vehicle platform – opening new commercial channels for us in the passenger car, crossover and sport utility vehicle markets. The above-referenced new assembly facility in China will support this new program. We are continuing to re-purpose our internal resources to focus additional efforts on advancing technologies that will support our electrification initiatives, while also advancing additive manufacturing and other disruptive technologies.

Initiatives to capitalize on evolving hybridization and electrification vehicle trends are a core ingredient of our current strategy. In addition to our current technologies in battery cooling and fuel cells, this element of our strategy is leveraging our electronics controls expertise across all our business units and applications such as advanced vehicle hybridization and electrification initiatives. We are working with customers to develop new solutions for those markets where electrification will be adopted first such as hybrids, buses, and urban delivery vehicles. These new solutions, which include advanced electric propulsion systems with fully integrated motors and controls, are included in our recently launched Spicer® Electrified™ portfolio of products. Working with our joint venture partner, our latest integrated e-axle was launched during the first quarter of 2018 in a bus application in China. Our investment in TM4 in June 2018 (see Acquisitions section below) adds electric motors and inverters to our product portfolio enhancing our range of hybrid and electric vehicle solutions for customers across all three of our end markets.

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. From program inception in 2012 through December 31, 2017, we returned $1,481 of cash to shareholders by redeeming all of our preferred stock and repurchasing common shares. We repurchased approximately 74 million shares, inclusive of the common share equivalent reduction resulting from redemption of preferred shares. With the availability under the previous authorization having expired, our Board of Directors authorized a new $200 share repurchase program effective in 2018 which expires at the end of 2019. During the second quarter of 2018, we used cash of $25 to repurchase common shares under the current program. We declared and paid quarterly common stock dividends over the past five and a half years, raising the dividend from five cents to six cents per share in the second quarter of 2015. In recognition of our strong financial performance and confidence in our financial outlook, our Board approved an additional four cents per share increase in the quarterly dividend to ten cents per share in 2018.

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

Selective acquisitions — Although transformational opportunities like the GKN plc driveline business transaction that we pursued earlier this year will be considered when strategically and economically attractive, our acquisition focus is principally directed at “bolt-on” or adjacent acquisition opportunities that have a strategic fit with our existing core businesses, particularly opportunities that support our enterprise strategy and enhance the value proposition of our product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities and other uses of capital – with a disciplined financial approach designed to ensure profitable growth and increased shareholder value.

Re-focusing advance technology resources — When we obtained Variglide® planetary variator technology through an acquisition in 2012, the intended market focus was continuously variable transmissions for combustion engine vehicle applications. Although we will continue efforts to commercialize applications in this and other markets, based on our development efforts we believe the technology has application in an electrical powertrain and we intend to concentrate more of our efforts on electrified product applications. With potential key customers for this technology shifting their focus to electrification and other areas, we determined that it was appropriate to fully impair the related $20 in-process research and development intangible asset that was recorded as part of the 2012 acquisition.

Acquisitions

TM4 — On June 22, 2018, we acquired a 55% ownership in TM4 Inc. (TM4) from Hydro-Québec. TM4 designs and manufactures motors, power inverters and control systems for electric vehicles, offering a complementary portfolio to Dana's electric gearboxes and thermal-management technologies for batteries, motors and inverters. The transaction establishes Dana as the only supplier with full e-Drive design, engineering and manufacturing capabilities - offering electro mechanical propulsion solutions to each of our end markets. TM4's technology and advanced manufacturing facility in Boucherville, Quebec will add to our global technical centers, and their 50% interest in a China joint venture provides an opportunity to enhance our position in the fastest growing market for electric vehicles. Inclusive of the joint venture, TM4 has approximately 270 employees. The results of operations of the TM4 business are reported in our Commercial Vehicle operating segment from the date of acquisition. TM4 had an insignificant impact on our consolidated results of operations during the second quarter of 2018.

Cash on hand of $125 was used to acquire the interest in TM4. Dana will consolidate TM4 as the governing documents provide Dana with a controlling financial interest. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed.

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

We paid $181 at closing using cash on hand and assumed debt of $181 as part of the transaction. In December 2017, a purchase price reduction of $9 was agreed under the sale and purchase agreement provisions for determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate currently being leased by BPT from a Brevini affiliate for €25 by November 1, 2017. Purchase at this date did not occur due to document transfer requirements not having been fully satisfied. Completion of the real estate purchase and receipt of the purchase price adjustment occurred in this year's second quarter with a net cash payment of $20. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The terms of the agreement provide Dana the right to call Brevini's noncontrolling interests in BFP and BPT, and Brevini the right to put its noncontrolling interests in BFP and BPT to Dana, assuming Dana does not exercise its call rights, at dates and prices defined in the agreement.

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

Divestitures

Brazil Suspension Components Operations — In December 2017, we entered into an agreement to divest our Brazil suspension components business (the disposal group). This business is non-core to our enterprise strategy and under-performing financially. We agreed to divest the business for no consideration and contribute $10 of additional cash to the business prior to closing. The disposal group was classified as held for sale at December 31, 2017. We recognized a pre-tax loss of $27 in the fourth quarter of 2017 to adjust the carrying value of the net assets to fair value and to recognize the liability for the additional cash required to be contributed to the business prior to closing. During the first quarter of 2018, the required cash contribution of $10 was made to the disposal group. After being unable to complete the transaction with the counterparty to the December 2017 agreement, we entered into an agreement with another third party in June 2018. The transaction with the new counterparty closed in July 2018. We received cash proceeds of $2, which inclusive of other items, resulted in a reversal of $3 of the previously recognized $27 pre-tax loss during the second quarter of 2018. Reference is made to Note 3 of our consolidated financial statements in Item 1 of Part I for additional information, including the carrying amounts of the major classes of assets and liabilities of the disposal group held for sale at June 30, 2018. Sales of the business being divested approximated $23 in 2017.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2018 Outlook			2017	2016
North America
Light Truck (Full Frame)	4,300	to	4,500	4,331	4,220
Light Vehicle Engines	14,750	to	14,950	14,828	15,913
Medium Truck (Classes 5-7)	245	to	255	246	233
Heavy Truck (Class 8)	300	to	320	255	228
Agricultural Equipment	50	to	60	54	53
Construction/Mining Equipment	170	to	180	157	150
Europe (including Eastern Europe)
Light Truck	10,800	to	11,100	10,276	9,306
Light Vehicle Engines	24,400	to	24,700	24,096	23,287
Medium/Heavy Truck	495	to	510	486	463
Agricultural Equipment	200	to	215	202	193
Construction/Mining Equipment	340	to	355	309	290
South America
Light Truck	1,300	to	1,500	1,235	980
Light Vehicle Engines	2,900	to	3,000	2,412	2,112
Medium/Heavy Truck	100	to	110	89	70
Agricultural Equipment	30	to	35	33	29
Construction/Mining Equipment	8	to	12	9	10
Asia-Pacific
Light Truck	30,000	to	31,000	29,495	27,465
Light Vehicle Engines	53,000	to	54,000	52,543	50,533
Medium/Heavy Truck	1,850	to	2,050	2,039	1,661
Agricultural Equipment	640	to	670	653	648
Construction/Mining Equipment	485	to	505	441	396

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to strong light vehicle sales and production levels in North America. Overall economic conditions in North America have been relatively favorable with improving employment levels, strong consumer confidence levels and comparatively low/stable fuel prices. Strong sales levels the past few years have significantly reduced the built-up demand to replace older vehicles. As such, the overall North America light vehicle market began to show signs of weakening demand levels in 2017, with total light vehicle sales declining about 2% from 2016. To date, these effects have been most notable in passenger car sales which declined about 5% in 2016 and another 9% in 2017. Light vehicle sales for the first six months of 2018 were comparable with 2017, with higher light truck sales being offset by lower passenger car sales. Helped by continued low fuel prices, light truck market demand has been relatively strong. In the full frame light truck segment where many of our programs are focused, sales increased about 6% in 2016 and another 3% in 2017. Full frame light truck sales for the first half of 2018 were about 3% higher than 2017. Production levels have generally been reflective of light vehicle sales. Production of approximately 17.8 million light vehicles in 2016 declined about 4% to 17.1 million units in 2017. Light vehicle engine production was impacted more by the developments in the passenger car segment, with production in 2017 declining about 7% versus 2016 after increasing 3% year-over-year in 2016. Light vehicle engine production in this year's first six months was down about 4% compared with the first half of 2017. In the key full frame light truck segment, production levels in 2017 increased about 3% compared to 2016 following an increase of 7% in 2016 from the preceding year. First half 2018 full frame light truck production was flat compared to the same period of 2017. Days’ supply of total light vehicles in the U.S. at the end of June 2018 was around 68 days, up from 61 days at the end of December 2017 and lower than the 74 days level at the end of June 2017. In the full frame light truck segment, inventory levels were 73 days at the end of June 2018, up from 64 days at the end of December 2017 but lower than the 84 days of sales at the end of June 2017.

We expect the generally strong North America economic climate to continue for the remainder of 2018, albeit there is some current uncertainty surrounding the potential effects of trade policies and practices being implemented or considered by the existing government leadership in the United States and the potential countermeasures threatened by other countries. Increasing interest rates, high levels of consumer debt and declining used car prices are also developments that could constrict future demand for new vehicles. On balance, we expect North America light vehicle production in 2018 to be stable and at levels comparable to or modestly higher than 2017. Our outlook for light vehicle engine production is down slightly from our April 2018 outlook, with production being relatively comparable to 2017. The full frame light truck segment continues to show relative strength. As such, we have increased our full year 2018 production outlook to now be flat to up 4% from last year.

Medium/heavy vehicle markets — The commercial vehicle market is similarly impacted by many of the same macroeconomic developments impacting the light vehicle market. Production levels in the heavy truck segment were scaled back in 2016 in response to there being more trucks in service than required for freight demand. Class 8 production in 2016 declined 29% from 2015 while medium duty Classes 5-7 production was relatively stable. With the improving economy in 2017 and scaled down build in 2016, there was increased freight-hauling demand and a strengthening order book for new trucks. Class 8 unit production was up about 12% from 2016 while medium-duty production was about 6% higher. As expected, strong demand has continued into 2018, with first half 2018 Class 8 production being up 31% and medium-duty truck production being up 3% compared to the same period of 2017.

Our full year 2018 production outlook for Class 8 trucks of 300,000 to 320,000 units is unchanged from our April outlook. At the current outlook, Class 8 production in 2018 is expected to be 18 to 25% higher than 2017. In the medium duty segment, our outlook of 245,000 to 255,000 vehicles is unchanged, flat to up 4% from 2017.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 3% in both 2016 and 2017, and light truck production being higher by 9 to 10% in each of the past two years. Overall market stability continued in the first six months of 2018 as light vehicle engine production increased about 2% from the first half of last year and light truck production was up about 10%. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region. At present, we expect overall stable to improving economic conditions across the entire region in 2018. Our full year 2018 outlook for light vehicle engines is down slightly from April, with engine production levels expected to be up 1 to 3% over 2017. Our light truck production outlook for the year was increased from April, with production now expected to be about 5 to 8% higher than last year. After several years of economic weakness in the South America markets, indicators of an improving economy were evident in 2017 with light vehicle engine production up about 14% compared to 2016 and light truck production higher by about 26%. Continued overall market improvement is expected in 2018. This year's first half light vehicle engine and light truck production levels were up about 18% and 9% from the same period of 2017. Our full year outlook for light vehicle engine build and light truck production is unchanged from April 2018. Full-year light vehicle engine build is expected to be 20 to 24% higher than 2017, with light truck production being up 5 to 21%. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 14% in 2016 and was up another 7% in 2017, while light vehicle engine production increased 7% in 2016 and another 4% in 2017. Overall markets in the region are expected to be relatively stable in 2018. First half 2018 light vehicle engine build was up 3% while light truck production was higher by about 5% when compared with last year's first six months. Our full year 2018 outlook for the Asia Pacific light vehicle markets is up slightly, with light vehicle engine production and light truck production expected to be about 1 to 5% higher than 2017.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets, albeit with improvements in the medium/heavy truck market being a little slower to manifest. Signs of a strengthening European market emerged in 2016 and 2017 with medium/heavy truck production increasing 7% in 2016 and 5% in 2017. A stable, slightly improving market continued in the first half of this year with production increasing about 2% compared with the same period last year. Our full year outlook was increased from April 2018, reflecting strong 2018 medium/heavy truck production levels that are now expected to be 2 to 5% higher than last year. A weakening South America economic climate contributed to medium/heavy truck production declining 20% in 2016. As with the light vehicle markets, improving economic conditions in the region helped drive a rebound in full-year 2017 medium/heavy truck production to an increase of 28% compared to 2016. Continued market recovery has occurred in 2018, with first half medium/heavy truck production about 33% higher than the first six months of 2017. Production over the remainder of the year is expected to remain comparable to levels in the second half of 2017 and first half of this year. Our full year 2018 medium/heavy truck production outlook for the region was increased from April 2018, with full year production now expected to be up 12 to 24% from 2017. A stronger than expected China market and an improving India market contributed to an increase in medium/heavy truck production in the Asia Pacific region of about 20% in 2016 and 23% in 2017. Production levels in 2017 were driven partly by China regulatory changes limiting axle load and weight. With some pre-buy in 2017 having likely occurred during the second half of 2017 as a result of the China regulatory actions, 2018 medium/heavy truck production is expected to be comparable to down slightly from 2017. Production in this year's first six months was up about 9% from the first half of 2017, however that level of build is not expected to continue over the remainder of the year. Our current full year 2018 medium/heavy truck production outlook for the Asia Pacific region is unchanged, with production expected to be comparable to down 9% compared with 2017.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with more than 75% of its sales coming from Europe and more than 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments which had been relatively weak for several years until beginning to rebound in 2017. Global demand in the agriculture market was down about 11% in 2014, 7% in 2015 and 5% in 2016. The construction/mining segment weakened about 4% in 2014, 11% in 2015 and 3% in 2016. With the uplift in market demand last year, global production in 2017 was up about 2% in the agriculture segment and up 8% in the construction/mining segment when compared to the previous year. With generally stable to improving economic conditions in all regions, further strengthening of demand is expected in 2018, particularly in the construction/mining market segment. Our full year 2018 outlook is unchanged from April 2018. In the agriculture segment, forecasted global demand is expected to be down 2% to up 4% from 2017. In the construction/mining market segment forecasted demand is expected to be up about 9 to 15% compared to 2017.

Foreign Currency

With more than 55% of our sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for approximately 46% of our non-U.S. sales, with Brazil, Thailand, China, India and Mexico each accounting for 6 to 9% of our six-month non-U.S. sales in 2018. Although sales in Argentina and South Africa have been less than 5% of our non-U.S. sales, exchange rate movements of those countries have been volatile and significantly impacted sales from time to time. Translation of our international activities at average exchange rates in 2016 as compared to average rates in 2015 reduced sales by $173. A weaker Argentine peso, British pound, Mexican peso, South African rand and Brazilian real reduced sales by $70, $23, $19, $18 and $11, while the euro was relatively stable in 2016. International currencies strengthened against the U.S. dollar in 2017, increasing 2017 sales by $54. A stronger euro, Brazilian real, Thai baht and South African rand more than offset a weaker Argentine peso. Further overall strengthening of international currencies is currently expected to increase sales in 2018. Stronger international currencies for this year's first six months as compared to exchange rates in the first half of 2017 increased sales by $110, with the euro providing $104 of the increase. Based on our current sales and exchange rate outlook for 2018, we expect overall stronger international currencies to increase full year 2018 sales by about $50 when compared with 2017. At sales levels in our current outlook for 2018, a 5% movement on the euro would impact our annual sales by approximately $100. A 5% change on the Brazilian real, British pound, Thai baht, Mexican peso, Indian rupee and Chinese yuan rates would impact our annual sales in each of those countries by approximately $10 to $20.

During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the functional currency for our Argentine operations will be the U.S. dollar, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities will be remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities will be remeasured into U.S. dollar using historic Argentine peso exchange rates. Reference is made to Note 1 of our consolidated financial statements in Item 1 of Part I for additional information.

International Markets

Trade actions initiated by the U.S. imposing tariffs on imports have been met with retaliatory tariffs by other countries, adding a level of tension and uncertainty to the global economic environment. These and other actions are likely to impact trade policies with other countries and the overall global economy. The United Kingdom's decision to exit the European Union ("Brexit") continues to provide some uncertainty and potential volatility around European currencies, along with uncertain effects of future trade and other cross-border activities of the United Kingdom with the European Union and other countries.

The Brazil market is an important market for our Commercial Vehicle segment, representing about 20% of this segment's first-half 2018 sales. Our medium/heavy truck sales in Brazil accounted for 80% of our first-half 2018 sales in the country.

Reduced market demand resulting from the weak economic environment in Brazil in 2015 led to production levels in the light vehicle and medium/heavy duty truck markets that were lower by about 22% and 44% from 2014. Continued weakness in 2016 resulted in further reductions in medium/heavy truck production of about 20% and a light vehicle production decline of around 10%. As a consequence, sales by our operations in Brazil for 2016 approximated $200, down from about $500 in 2014. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions and reduced costs to the extent practicable. As discussed in Note 2 to our consolidated financial statements in Item 8 of our 2017 Form 10-K, we completed a transaction in December 2016 that provided us with the underlying assets and personnel supporting our pre-existing business with a supplier along with some incremental business. With this transaction, we enhanced our competitive position in the market and are positioned to benefit as the Brazilian markets continue to recover. The Brazilian economy rebounded in 2017, leading to increased medium/heavy truck and light truck production of more than 25% from 2016 in each of those segments. Further economic improvement and increased production is expected in 2018. Sales in this year's first six months are up 28% from the same period of last year as medium/heavy truck production was 38% higher than the same period of 2017 and light truck production was up about 12% from last year.

As indicated above, Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first six months of 2018 of approximately $60 are less than 2% of our consolidated sales and our net asset exposure related to Argentina was approximately $24, including $6 of net fixed assets, at June 30, 2018.

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

Prices for commodities such as steel and aluminum have risen over the past year, in part due to strong global demand and more recently due to imposition of tariffs on these products. Higher commodity prices reduced year-over-year second quarter and six-month earnings in 2018 by approximately $24 and $42, as compared to year-over-year earnings reductions of $14 and $19 from higher commodity prices in the same periods last year. Material recovery and other pricing actions increased second-quarter and first-half 2018 earnings by $18 and $22 compared to the same periods last year, whereas pricing and recovery actions increased year-over-year second-quarter and first-half 2017 earnings by $2 and $4.

Commodity costs have not been significantly impacted by recently imposed tariff actions between the U.S. and China. Our commodity purchases from China and export sales to China are not material. Tariff actions implemented with other countries have similarly not had a material impact on us. NAFTA related actions if implemented could have significant effects.

Sales, Earnings and Cash Flow Outlook

	2018 Outlook	2017	2016
Sales	~$8,050	$7,209	$5,826
Adjusted EBITDA	~$980	$835	$660
Net cash provided by operating activities	~7.5% of Sales	$554	$384
Purchases of property, plant and equipment	~4.0% of Sales	$393	$322
Free Cash Flow	~3.5% of Sales	$161	$62

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

Weaker international currencies relative to the U.S. dollar reduced sales in 2016 by $173. Adjusted for currency, 2016 sales were relatively comparable with the preceding year, with new customer programs largely offsetting the impacts of overall weaker end user demand across our global businesses. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. In 2017, acquisitions net of divestitures increased sales by $500. Currencies in several international regions where we do business strengthened against the U.S dollar in 2017, providing a sales tailwind of $54. Adjusted for net acquisition and currency effects, sales last year increased $829, an organic increase of 14%, primarily from strengthening market demand in our global off-highway business, improving vehicle markets outside the U.S. and continued strong demand on key North America light truck programs. Our net new business backlog contributed about $225. Further increases in sales in each of our operating segments are expected in 2018, with net new business about $300 and strengthening overall market demand. A full year impact from our 2017 acquisitions and stronger international currencies are also expected to increase this year's sales. Based primarily on stronger market demand, we currently expect 2018 full year sales outlook to be about $8,050 – the high end our April outlook of $7,750 to $8,050.

Adjusted EBITDA margin as a percent of sales remained relatively constant at around 11% in 2016 as we aligned our cost with weaker demand levels in certain markets. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. We achieved Adjusted EBITDA margin growth in 2017 to 11.6% as we benefited from the operating leverage attributable to increased sales volumes, while at the same time digesting and integrating several acquisitions. Increased Adjusted EBITDA, with margin exceeding 12% in 2018, is anticipated as we expect to benefit from higher margins on net new business, improve cost performance and realize synergies from the integration of our recent acquisitions, more than offsetting the increased investment we expect to make in 2018 to support our electrification strategy initiatives and some increased costs attributable to higher than expected demand levels. Our current outlook expects improved margin performance during the second half of the year. Based on our first-half performance and current expectations for the remainder of the year, we maintained our full year outlook for Adjusted EBITDA at $980 – in the range of our April outlook of $950 to $1,010.

We have generated positive free cash flow in recent years while increasing capital spending to support organic business growth through launching new business with customers. Lower free cash flow in 2016 was primarily attributable to our continued success in being awarded significant new customer programs. Although not scheduled to begin production until 2018 or later, many of these programs required capital investment beginning in 2016. As such, cash used for capital investments in 2016 was $322 or 5.5% of sales and $62 higher than in 2015. The elevated level of capital spending for new customer programs continued into 2017 with our capital expenditures of $393 also being 5.5% of sales. Despite the increase in capital spending of $71 in 2017, a stronger earnings performance contributed to an increase in operating cash flows of $170 which resulted in free cash flow of $161 – 2.2% of sales and $99 higher than in 2016. With the required capital to support new programs beginning to dissipate and return to more typical levels, we expect capital expenditures in 2018 to approximate $325, about 4% of sales. A continued growth in earnings is expected to benefit 2018 operating cash flows along with a reduced amount of one-time transaction-related cash expenditures that were incurred in 2017 to facilitate acquisitions. Partially offsetting the benefit from higher earnings and lower transaction expenditures is an expected higher level of cash taxes and working capital investment. Our current outlook for full year 2018 has free cash flow being around 3.5% of sales, consistent with our April 2018 outlook. We currently expect to generate free cash flow of about $280, up slightly from our April 2018 outlook of $275.

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

Summary Consolidated Results of Operations (Second Quarter, 2018 versus 2017)

	Three Months Ended June 30,
	2018		2017
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,054		$1,840		$214
Cost of sales	1,746	85.0%	1,563	84.9%	183
Gross margin	308	15.0%	277	15.1%	31
Selling, general and administrative expenses	134	6.5%	133	7.2%	1
Amortization of intangibles	2		3		(1)
Restructuring charges, net	7		10		(3)
Impairment of indefinite-lived intangible asset	(20)				(20)
Adjustment in fair value of disposal group held for sale	3				3
Other expense, net	(10)		(1)		(9)
Earnings before interest and income taxes	138		130		8
Loss on extinguishment of debt			(6)		6
Interest income	2		2		—
Interest expense	23		27		(4)
Earnings before income taxes	117		99		18
Income tax expense (benefit)	(4)		31		(35)
Equity in earnings of affiliates	6		5		1
Net income	127		73		54
Less: Noncontrolling interests net income	3		5		(2)
Less: Redeemable noncontrolling interests net loss			(3)		3
Net income attributable to the parent company	$124		$71		$53

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended June 30,			Amount of Change Due To
	2018	2017	Increase/(Decrease)	Currency Effects	Organic Change
North America	$1,013	$953	$60	$—	$60
Europe	646	558	88	40	48
South America	140	128	12	(25)	37
Asia Pacific	255	201	54	7	47
Total	$2,054	$1,840	$214	$22	$192

Sales in the second quarter of 2018 were $214 higher than in 2017. Stronger international currencies increased sales by $22, principally due to a stronger euro being partially offset by a weaker Argentine peso and Brazilian real. The organic sales increase of $192, or 10%, resulted from stronger light truck, medium/heavy truck and global off-highway markets, and contributions from new business. Pricing actions, including material commodity price and inflationary cost recovery added sales of $18.

The North America organic sales increase was 6%. Although full frame light truck production levels in this year's second quarter were relatively comparable with the same period of 2017, certain of our key light truck programs were stronger than a year ago. Stronger medium/heavy truck production also contributed to the organic sales increase, with Class 8 production up about 21% compared to last year's second quarter and Classes 5-7 production up 4%.

Excluding currency effects attributable primarily to a stronger euro, sales in Europe were 9% higher than in 2017. With our significant Off-Highway presence in the region, increased demand in that market contributed to higher organic sales of about 16% in that operating segment. Sales also benefited from stronger medium/heavy truck production in the region of 2%.

A weaker Argentine peso and Brazilian real reduced South America sales in this year's second quarter. However, more than offsetting this reduction was an organic increase in sales of 29%. Continued economic recovery in the Brazilian market was a major factor. The region overall experienced stronger production levels, with light truck production up about 4% and medium/heavy truck production higher by 22%.

Asia Pacific sales in the second quarter of 2018 were 27% higher than the same period of 2017. Currency translation increased sales by $7 from a stronger Thai baht and Chinese yuan. Excluding the currency effects, sales increased 23% due primarily to stronger light and medium/heavy production levels, off-highway market demand and contributions from new customer programs.

Cost of sales and gross margin — Cost of sales for the second quarter of 2018 increased $183, or 12%, when compared to 2017. Similar to the factors affecting sales, the increase was primarily due to higher overall sales volumes. Cost of sales as a percent of 2018 sales was comparable to the previous year. The year-over-year increase in cost of sales was due to higher commodity prices which increased material costs by about $24, an increase in engineering and development cost of $11, higher depreciation expense of $5 and premium supply chain costs and manufacturing inefficiencies associated with higher demand levels. Partially offsetting these higher costs were material cost savings of approximately $15, cost synergies from acquisition integration and overall better cost absorption on higher production volume.

Gross margin of $308 for 2018 increased $31 from 2017. Gross margin as a percent of sales was 15.0% in 2018, 10 basis points lower than in 2017. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2018 were $134 (6.5% of sales) as compared to $133 (7.2% of sales) in 2017. Salary and benefits expenses were $6 lower, due in part to higher incentive compensation cost in 2017. Offsetting this reduction were higher discretionary costs of $7, in part due to increased software technology investments and customer support related costs. Contributing to the lower SG&A as a percent of sales were acquisition synergies along with disciplined cost performance despite higher sales volumes.

Restructuring charges — Restructuring charges in the second quarter of 2018 include separation costs of $5 associated with headcount reduction actions in our Brazil operations and corporate functions, in part a result of manufacturing efficiencies implemented in the operations acquired from SIFCO at the end of 2016. In 2017, restructuring charges included $8 for separation cost attributable to headcount reductions in our Off-Highway segment as part of integrating the acquired Brevini operations. Other charges in both periods primarily relate to continuing exit costs associated with previously announced actions.

Impairment charges — During this year's second quarter, we wrote off the in-process research and development intangible assets obtained as part of a 2012 acquisition. Reference is made to the Management Overview & Initiatives section in Item 2 of Part I and Note 4 of the consolidated financial statements in Item 1 of Part I for additional information.

Other expense, net — The following table shows the major components of other expense, net.

	Three Months Ended June 30,
	2018	2017
Non-service cost components of pension and OPEB costs	(4)	(1)
Government grants and incentives	3	2
Foreign exchange loss	(2)	(1)
Strategic transaction expenses	(8)	(6)
Amounts attributable to previously divested/closed operations		3
Other, net	1	2
Other expense, net	$(10)	$(1)

Strategic transaction expenses in 2018 relate primarily to the TM4 acquisition completed in this year's second quarter and continued integration costs associated with our 2017 acquisitions. These costs last year were primarily attributable to our 2017 acquisitions of the Brevini and USM operations.

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

Loss on extinguishment of debt — As discussed in Note 13 to our consolidated financial statements in Item 1 of Part I, in 2017 we redeemed $100 of our September 2021 Notes and repaid certain bank debt in Brazil. We incurred redemption premiums of $5 in connection with these repayments and wrote off $1 of previously deferred financing costs associated with the debt that was extinguished.

Interest income and interest expense — Interest income was $2 in both 2018 and 2017. Interest expense decreased from $27 in 2017 to $23 in 2018 due to lower average borrowings and a lower average interest rate on borrowings. During 2017, through debt refinancing and cross-currency swaps, we achieved lower overall interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.2% and 5.4% in 2018 and 2017.

Income tax expense (benefit) — Income tax expense for the second quarter was $(4) in 2018 and $31 in 2017. The lower 2018 tax expense was attributable to several discrete items. During the second quarter of 2018, we recognized a benefit of $46 related to U.S. state law changes and the development and implementation of a tax planning strategy which adjusted federal tax credits, federal and state net operating losses and the associated valuation allowances. Partially offsetting this benefit was $7 of expense to settle outstanding tax matters in a foreign jurisdiction and foreign taxes related to cash repatriation actions. Excluding these discrete items, the effective tax rate in this year's second quarter was 30%, which compares to an effective rate of 31% in the second quarter of 2017. The effective income tax rates vary from the U.S. federal statutory rates of 21% in 2018 and 35% in 2017 primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. Although the tax reform in the U.S. reduced the statutory tax rate to 21% for 2018, the effects of the lower rate were offset in part by the effects of increased nondeductible expenses and the global intangible low taxes income provisions which result in a certain amount of foreign earnings being subjected to U.S. tax.

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

Equity in earnings of affiliates — Net earnings from equity investments was $6 in 2018 compared with $5 in 2017. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $2 in 2018 and $4 in 2017. Equity in earnings from DDAC was $4 in 2018 and de minimis in 2017, inclusive of a $3 charge for asset transfer and conversion of certain assets.

Summary Consolidated Results of Operations (Year-to-Date, 2018 versus 2017)

	Six Months Ended June 30,
	2018		2017
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$4,192		$3,541		$651
Cost of sales	3,577	85.3%	3,000	84.7%	577
Gross margin	615	14.7%	541	15.3%	74
Selling, general and administrative expenses	264	6.3%	253	7.1%	11
Amortization of intangibles	4		5		(1)
Restructuring charges, net	8		12		(4)
Impairment of indefinite-lived intangible asset	(20)				(20)
Adjustment in fair value of disposal group held for sale	3				3
Other expense, net	(10)		(12)		2
Earnings before interest and income taxes	312		259		53
Loss on extinguishment of debt			(6)		6
Interest income	5		5		—
Interest expense	47		54		(7)
Earnings before income taxes	270		204		66
Income tax expense	44		61		(17)
Equity in earnings of affiliates	12		10		2
Net income	238		153		85
Less: Noncontrolling interests net income	5		10		(5)
Less: Redeemable noncontrolling interests net income (loss)	1		(3)		4
Net income attributable to the parent company	$232		$146		$86

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended June 30,			Amount of Change Due To
	2018	2017	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$2,084	$1,855	$229	$4	$21	$204
Europe	1,318	1,047	271	116	27	128
South America	278	234	44	(35)	1	78
Asia Pacific	512	405	107	25	7	75
Total	$4,192	$3,541	$651	$110	$56	$485

Sales in the first half of 2018 were $651 higher than in 2017. Stronger international currencies increased sales by $110, principally due to a stronger euro. The acquisitions of the Brevini and USM operations which occurred in last year's first quarter generated a year-over-year increase in sales of $56. The organic sales increase of $485, or 14%, resulted from stronger light truck markets, strengthening global off-highway demand, stronger medium/heavy truck markets and contributions from new business. Pricing actions, including material commodity price and inflationary cost recovery added sales of $22.

The North America organic sales increase of 11% was driven principally by stronger production levels on certain of our key light truck programs. Although overall full-frame light truck production in this year's first six months was comparable with last year, certain of our key programs had higher production levels, with one of these programs producing outgoing model vehicles along with new model vehicles during this year's first quarter. Stronger medium/heavy truck production in the first half of this year of about 16%, with Class 8 trucks up more than 30% and Classes 5-7 up about 3%, also contributed to higher organic sales.

A stronger euro was the primary driver of the increased sales in Europe due to currency effects. Excluding currency and acquisition effects, sales in Europe were 12% higher than in 2017. With our significant Off-Highway presence in the region, increased market demand in this segment was a major contributor. Organic sales in this operating segment were up about 22% compared with last year's first six months.

A weaker Argentine peso and Brazilian real reduced South America sales in this year's first half. However, more than offsetting this reduction was an organic increase in sales of 33%. Continued economic recovery in the Brazilian market was a major factor. The region overall experienced stronger production levels, with light truck production up about 9% and medium/heavy truck production higher by about 33%.

Asia Pacific sales in the first half of 2018 were 26% higher than the same period of 2017. Currency translation increased sales by $25, driven by a stronger Thai baht and Chinese yuan. Excluding currency and acquisition effects, sales increased about 19% due primarily to stronger light and medium/heavy production levels, off-highway market demand and contributions from new customer programs.

Cost of sales and gross margin — Cost of sales for the first half of 2018 increased $577, or 19%, when compared to 2017. Similar to the factors affecting sales, the increase was primarily due to higher overall sales volumes and inclusion of a full six months of the acquired businesses. Cost of sales as a percent of 2018 sales was 60 basis points higher than in the previous year. The increased cost of sales as a percent of sales was largely attributable to higher commodity prices which increased material costs by about $42, higher start-up and launch costs of $12 in this year's first quarter, an increase in engineering and development cost of $24, higher depreciation expense of $29 and premium supply chain costs and other manufacturing inefficiencies associated with higher demand levels. Partially offsetting these higher costs were continued material cost savings of approximately $32, incremental costs of $14 in 2017 resulting from recognizing acquired inventory at fair value as part of business combination accounting, cost attributable to acquisition cost synergies from acquisition integration, and overall better cost absorption on higher production volume.

Gross margin of $615 for 2018 increased $74 from 2017. Gross margin as a percent of sales was 14.7% in 2018, 60 basis points lower than in 2017. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2018 were $264 (6.3% of sales) as compared to $253 (7.1% of sales) in 2017. Inclusion of a full six months of the businesses acquired in last year's first quarter contributed $8 of expense. Salaries and benefits expenses increased by $2, with higher incentive compensation expense in last year's first six months providing a comparative reduction. Higher discretionary spending was $9, in part due to increased software technology investments and customer support related costs. Contributing to the lower SG&A as a percent of sales were acquisition synergies along with disciplined cost performance despite higher sales volumes.

Restructuring charges — Restructuring charges of $8 in 2018 include separation costs of $5 in this year's second quarter associated with headcount reduction actions in our Brazil operations and corporate functions, in part a result of manufacturing efficiencies implemented in the operations acquired from SIFCO at the end of 2016. In 2017, restructuring charges included $8 for separation cost attributable to headcount reductions in our Off-Highway segment as part of integrating the acquired Brevini operations. Other charges in both periods primarily relate to continuing exit costs associated with previously announced actions.

Impairment charges — During this year's second quarter, we wrote off the in-process research and development intangible asset recognized as part of a 2012 acquisition. Reference is made to the Management Overview & Initiatives section in Item 2 of Part I and Note 4 of the consolidated financial statements in Item 1 of Part I for additional information.

Other expense, net — The following table shows the major components of other expense, net.

	Six Months Ended June 30,
	2018	2017
Non-service cost components of pension and OPEB costs	$(7)	$(3)
Government grants and incentives	5	4
Foreign exchange loss	(4)	(3)
Strategic transaction expenses, net of transaction breakup fee income	(7)	(17)
Amounts attributable to previously divested/closed operations		3
Other, net	3	4
Other expense, net	$(10)	$(12)

Significant transaction expenses were incurred in this year's first half in connection with our efforts to acquire the driveline business of GKN plc along with transaction costs associated with other strategic opportunities and continued costs associated with integration of the Brevini and USM operations acquired in last year's first quarter. With our GKN bid not succeeding, we were entitled to a $40 contractual transaction breakup fee that was recognized in this year's first quarter and received in April. Strategic transaction expenses in 2017 are primarily attributable to our acquisitions of the Brevini and USM operations in last year's first quarter.

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

Loss on extinguishment of debt — As discussed in Note 13 to our consolidated financial statements in Item 1 of Part I, in 2017 we redeemed $100 of our September 2021 Notes and repaid certain bank debt in Brazil. We incurred redemption premiums of $5 in connection with these repayments and wrote off $1 of previously deferred financing costs associated with the debt that was extinguished.

Interest income and interest expense — Interest income was $5 in both 2018 and 2017. Interest expense decreased from $54 in 2017 to $47 in 2018 primarily due to a lower average interest rate on borrowings. During 2017, through debt refinancing and cross-currency swaps, we achieved lower overall interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.2% and 5.7% in 2018 and 2017.

Income tax expense — Income tax expense for the first six months was $44 in 2018 and $61 in 2017. The lower 2018 tax expense was attributable to several discrete items in this year's second quarter. During the second quarter of 2018, we recognized a benefit of $46 related to U.S. state law changes and the development and implementation of a tax planning strategy which adjusted federal tax credits, federal and state net operating losses and the associated valuation allowances. Partially offsetting this benefit was $7 of expense to settle outstanding tax matters in a foreign jurisdiction and foreign taxes related to cash repatriation actions. Excluding these discrete items, the effective tax rate for the first six months of 2018 was 31%, equal to the effective rate for the first six months of 2017. The effective income tax rates vary from the U.S. federal statutory rates of 21% in 2018 and 35% in 2017 primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. Although tax reform in the U.S. reduced the statutory tax rate to 21% for 2018, the effects of the lower rate were offset in part by the effects of increased nondeductible expenses and the global intangible low taxes income provisions which result in a certain amount of foreign earnings being subjected to U.S. tax.

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

Equity in earnings of affiliates — Net earnings from equity investments was $12 in 2018 compared with $10 in 2017. Equity in earnings from BSFB was $4 in 2018 and $7 in 2017. Equity in earnings from DDAC was $6 in 2018 and $3 in 2017, inclusive of a $3 charge for asset transfer and conversion of certain assets.

Segment Results of Operations (2018 versus 2017)

Light Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$803	$93	11.6%	$1,564	$182	11.6%
Volume and mix	67	18		243	47
Performance	10	(15)		8	(33)
Currency effects	(7)	(4)		8	(1)
2018	$873	$92	10.5%	$1,823	$195	10.7%

Light Vehicle sales in the second quarter and first six months of 2018, exclusive of currency effects and increased sales of $18 from the acquisition of USM – Warren on March 1 of last year, were 10% and 15% higher than the same period of 2017. Although overall North America full frame light truck production in this year's first six months was comparable with the first half of 2017, we experienced a significant volume-related sales increase from one of our largest customer programs for which production continued on the outgoing model during this year's first three months concurrent with production of the new model vehicle. Stronger light truck production levels in Europe, South America and Asia Pacific also contributed to higher sales volumes. Customer pricing and cost recovery impacts provided a year-over-year increase in sales of $10 in the second quarter and $8 in the first six months.

Light Vehicle segment EBITDA in this year's second quarter decreased by $1 when compared to the same period of 2017, with segment EBITDA for the first six months higher by $13. Higher sales volumes provided a year-over-year quarterly benefit of $18 and six-month benefit of $47. The year-over-year performance-related earnings reduction in the second quarter resulted from higher engineering and development costs of $7, increased commodity costs of $7, and cost performance and other items which reduced earnings by $15. Net pricing and material cost savings of $10 and $4 provided a partial offset. The six-month performance related reduction was driven by $12 of incremental new program start-up and launch-related costs, primarily attributable to one of our major North American customer programs, higher engineering and development costs of $12, an increase in commodity costs of $9, with premium freight, cost performance and other items reducing segment earnings by $19. Net pricing and material cost savings of $8 and $11 provided a partial offset.

Commercial Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$357	$30	8.4%	$686	$58	8.5%
Volume and mix	54	8		112	21
Performance	6	1		11	(8)
Currency effects	(6)	2		2	4
2018	$411	$41	10.0%	$811	$75	9.2%

Excluding currency effects, second-quarter and first-half 2018 sales in our Commercial Vehicle segment increased 17% and 18% compared to last year. The volume-related increase was primarily attributable to higher production levels in North America where Class 8 production in this year's second quarter and first six months was up about 21% and 31% from 2017, and Classes 5-7 production was up 4% and 3%. With the improving economy in Brazil, our sales volume in 2018 benefited from year-over-year higher production levels in that country of around 24% for the second quarter and 38% for the first six months. Also contributing to the higher sales volume was higher first-quarter and first-half production in Europe and Asia Pacific. Customer pricing and cost recovery actions increased year-over-year second-quarter and first-half sales by $6 and $11.

Commercial Vehicle second-quarter segment EBITDA increased by $11 from last year, with first-half earnings higher by $17. Higher sales volumes increased 2018 second-quarter and first-half earnings by $8 and $21. Higher commodity costs decreased performance-related earnings in the second quarter by $7 and in the first half by $14, with net pricing and material recovery actions providing a partial offset of $6 and $11. Year-over year higher material savings improved segment earnings by $3 in the second quarter and $6 for the six-month year-to-date period. Premium freight, cost performance and other items, net, reduced segment earnings by $1 in this year's second quarter and $11 in the current year's first six months as compared to 2017.

Off-Highway

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$395	$57	14.4%	$723	$102	14.1%
Volume and mix	65	17		180	43
Performance		4		2	3
Currency effects	25	1		72	3
2018	$485	$79	16.3%	$977	$151	15.5%

A stronger euro contributed to the second quarter and first six months' sales increase from currency translation, with a full first six months of sales from the acquisition of the Brevini BPT and BFP operations on February 1, 2017 providing additional comparative first-half sales of $38. After adjusting for these two items, year-over-year sales in this year's second quarter and first six months were higher by 16% and 20%, primarily from higher global end-market demand.

Off-Highway segment EBITDA increased by $22 in this year's second quarter and $49 in this year's first half when compared with the same periods of 2017. Increased market demand was the primary driver of the volume and mix earnings improvement. The performance-related improvement in second quarter year-over-year earnings was due primarily to material and other cost savings of $11, which more than offset higher commodity costs of $7. For this year's first six months, year-over-year segment earnings benefited from material and other cost savings of $14 and pricing/cost recovery actions of $2, which more than offset higher commodity costs of $13.

Power Technologies

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$285	$41	14.4%	$568	$91	16.0%
Volume and mix	(12)	(3)		(16)	(5)
Performance	2	1		1	(4)
Currency effects	10			28	2
2018	$285	$39	13.7%	$581	$84	14.5%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, second-quarter and first-half 2018 sales were 4% and 3% lower than the same period of last year, primarily due to programs that were scheduled to roll off in this year, along with weaker passenger car demand.

Segment EBITDA in this year's second quarter was lower by $2 when compared to the same period of 2017, while comparative six-month earnings were lower by $7. The performance-related earnings improvement of $1 in the second quarter of this year resulted from material cost savings of $2 and net cost savings and other items of $4, partially offset by higher commodity costs of $3 and increased engineering and development cost of $2. A reduction of $4 in six-month performance-related earnings was driven by higher commodity costs of $6 and increased engineering and development cost of $5, with material cost savings of $4 and other items which improved earnings by $3 providing a partial offset.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$127	$73	$238	$153
Equity in earnings of affiliates	6	5	12	10
Income tax expense (benefit)	(4)	31	44	61
Earnings before income taxes	117	99	270	204
Depreciation and amortization	62	58	129	110
Restructuring	7	10	8	12
Interest expense, net	21	25	42	49
Acquisition related inventory adjustments		8		14
Impairment of indefinite-lived intangible asset	20		20
Other*	19	17	25	33
Adjusted EBITDA	$246	$217	$494	$422

*
Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses, net of transaction breakup fees, loss on extinguishment of debt and other items.  See Note 20 to our consolidated financial statements in Item 1 of Part I for additional details. Non-service cost components of pension and OPEB costs were excluded from adjusted EBITDA in 2018 concurrent with adoption of ASU 2017-07 which required such cost to be classified outside of operating income. While prior period amounts have been reclassified on our consolidated statement of operations for U.S. GAAP reporting purposes, we did not adjust prior period adjusted EBITDA on the basis of materiality. Had we conformed adjusted EBITDA for the second quarter and first half of 2017, adjusted EBITDA would have been $218 and $425, respectively.

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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$141	$169	$113	$180
Purchases of property, plant and equipment	(80)	(73)	(145)	(169)
Free cash flow	$61	$96	$(32)	$11

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at June 30, 2018:

Cash and cash equivalents	$339
Less: Deposits supporting obligations	(5)
Available cash	334
Additional cash availability from Revolving Facility	579
Marketable securities	37
Total liquidity	$950

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion.

The components of our June 30, 2018 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$19	$169	$188
Cash and cash equivalents held as deposits		5	5
Cash and cash equivalents held at less than wholly-owned subsidiaries	4	142	146
Consolidated cash balance	$23	$316	$339

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

At June 30, 2018, we had no outstanding borrowings under the Revolving Facility but we had utilized $21 for letters of credit. We had availability at June 30, 2018 under the Revolving Facility of $579 after deducting the outstanding letters of credit.

At June 30, 2018, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $100 to $200 on March 24, 2018. The share repurchase program expires on December 31, 2019. During the second quarter of 2018, we paid $25 to acquire 1,055,000 shares of common stock in the open market.

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

Cash Flow

	Six Months Ended June 30,
	2018	2017
Cash used for changes in working capital	$(232)	$(104)
Other cash provided by operations	345	284
Net cash provided by operating activities	113	180
Net cash used in investing activities	(287)	(352)
Net cash used in financing activities	(70)	3
Net decrease in cash, cash equivalents and restricted cash	$(244)	$(169)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $345 and $284 in 2018 and 2017. The year-over-year increase in other cash provided by operations is primarily attributable to higher operating earnings and higher cash dividends received from equity affiliates in 2018.

Working capital used cash of $232 and $104 in 2018 and 2017. Cash of $256 and $242 was used to finance increased receivables in 2018 and 2017. The higher level of cash required for receivables in 2018 was due primarily to higher year-over-year sales. Cash of $111 and $41 was used to fund higher inventory levels in 2018 and 2017. Partially offsetting cash used for higher receivables and inventory in both 2018 and 2017 was cash provided by increases in accounts payable and other net liabilities of $135 and $179. Cash provided by accounts payable and other liabilities in the first half of 2018 was reduced by payment of higher incentive compensation accrued in 2017. In the first half of 2017, cash generated from increased accounts payable was reduced by a $25 payment in connection with the USM – Warren acquisition to settle trade payable obligations at the date of closing.

Investing activities — Expenditures for property, plant and equipment were $145 and $169 in 2018 and 2017. Although still at elevated levels, capital expenditures have decreased in 2018 with lower requirements to support new business launches with customers. In June 2018, we paid $125 to acquire a 55% ownership in TM4 and, pursuant to our purchase and sale agreement for the BFP and BPT acquisitions in 2017, we made a net payment of $20 to complete a required purchase of real estate and settle purchase price adjustment amounts owed by the seller. During 2017, we paid $104, net of cash and restricted cash acquired, to purchase 80% ownership interests in BFP and BPT and $78 to acquire USM – Warren. During 2018 and 2017, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities.

Financing activities — The first six months of 2018 included a cash use of $29 for payment of dividends to common stockholders and a use of $25 to repurchase 1,055,000 common shares. During 2017, DFL completed the issuance of $400 of senior notes and paid financing costs of $6 related to the senior notes. We redeemed $100 of our September 2021 Notes at a $4 premium, repaid indebtedness of a wholly-owned subsidiary in Brazil at a premium of $1 and repaid indebtedness of our BFP and BPT subsidiaries.

Off-Balance Sheet Arrangements

There have been no material changes at June 30, 2018 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2017 Form 10-K.

Contractual Obligations

There have been no material changes at June 30, 2018 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2017 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2017 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2017 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the six months ended June 30, 2018. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted in the first half of 2018.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended June 30, 2018, we acquired a 55% ownership interest in TM4 Inc. (TM4) and are currently integrating TM4 into our operations, compliance programs and internal control processes. As permitted by SEC guidance, management intends to exclude TM4 from its assessment of internal controls over financial reporting as of December 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $100 to $200 on March 24, 2018. The share repurchase program expires on December 31, 2019. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions, available growth opportunities and other considerations. Under the program, we used cash of $25 to repurchase 1,055,000 shares of our common stock during the second quarter of 2018.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April	Common				$200
May	Common	1,055,000	$23.82	1,055,000	$175
June	Common				$175

Item 6. Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Registrant's Current Reports on Form 8-K filed May 2, 2018 and incorporated by reference herein.

3.2	Amended and Restated Bylaws. Filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed May 2, 2018 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	July 25, 2018	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer