Form 10-Q
period 2018-09-30
DANA INC
filed 2018-10-29
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2018
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 144,662,794 shares of the registrant’s common stock outstanding at October 19, 2018.

DANA INCORPORATED – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated
Consolidated Statement of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,978	$1,831	$6,170	$5,372
Costs and expenses
Cost of sales	1,692	1,562	5,269	4,562
Selling, general and administrative expenses	119	124	383	377
Amortization of intangibles	2	4	6	9
Restructuring charges, net	9	2	17	14
Impairment of indefinite-lived intangible asset			(20)
Adjustment in fair value of disposal group held for sale			3
Other expense, net	(9)		(19)	(12)
Earnings before interest and income taxes	147	139	459	398
Loss on extinguishment of debt		(13)		(19)
Interest income	3	3	8	8
Interest expense	24	25	71	79
Earnings before income taxes	126	104	396	308
Income tax expense	31	33	75	94
Equity in earnings of affiliates	1	2	13	12
Net income	96	73	334	226
Less: Noncontrolling interests net income	1	3	6	13
Less: Redeemable noncontrolling interests net income (loss)		1	1	(2)
Net income attributable to the parent company	$95	$69	$327	$215

Net income per share available to common stockholders
Basic	$0.66	$0.47	$2.25	$1.46
Diluted	$0.65	$0.46	$2.23	$1.45

Weighted-average common shares outstanding
Basic	144.7	145.0	145.1	144.8
Diluted	145.9	146.9	146.6	146.5

Cash dividends declared per share	$0.10	$0.06	$0.30	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$96	$73	$334	$226
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(19)	(1)	(65)	(2)
Hedging gains and losses	3	(14)	(11)	(13)
Defined benefit plans	21	19	34	29
Other comprehensive income (loss)	5	4	(42)	14
Total comprehensive income	101	77	292	240
Less: Comprehensive income attributable to noncontrolling interests		(5)		(18)
Less: Comprehensive income attributable to redeemable noncontrolling interests		(1)
Comprehensive income attributable to the parent company	$101	$71	$292	$222

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Balance Sheet (Unaudited)
(In millions, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$322	$603
Marketable securities	36	40
Accounts receivable
Trade, less allowance for doubtful accounts of $8 in 2018 and 2017	1,228	994
Other	173	172
Inventories	1,100	969
Other current assets	103	97
Current assets of disposal group held for sale		7
Total current assets	2,962	2,882
Goodwill	249	127
Intangibles	173	174
Deferred tax assets	443	420
Other noncurrent assets	76	71
Investments in affiliates	216	163
Property, plant and equipment, net	1,828	1,807
Total assets	$5,947	$5,644

Liabilities and equity
Current liabilities
Short-term debt	$16	$17
Current portion of long-term debt	20	23
Accounts payable	1,246	1,165
Accrued payroll and employee benefits	196	219
Taxes on income	67	53
Other accrued liabilities	254	220
Current liabilities of disposal group held for sale		5
Total current liabilities	1,799	1,702
Long-term debt, less debt issuance costs of $19 in 2018 and $22 in 2017	1,760	1,759
Pension and postretirement obligations	553	607
Other noncurrent liabilities	368	413
Noncurrent liabilities of disposal group held for sale		2
Total liabilities	4,480	4,483
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	103	47
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,662,794 and 144,984,050 shares outstanding	2	2
Additional paid-in capital	2,364	2,354
Retained earnings	371	86
Treasury stock, at cost (8,341,922 and 7,001,017 shares)	(119)	(87)
Accumulated other comprehensive loss	(1,379)	(1,342)
Total parent company stockholders' equity	1,239	1,013
Noncontrolling interests	125	101
Total equity	1,364	1,114
Total liabilities and equity	$5,947	$5,644
The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$334	$226
Depreciation	187	162
Amortization of intangibles	8	10
Amortization of deferred financing charges	3	4
Call premium on debt		15
Write-off of deferred financing costs		4
Earnings of affiliates, net of dividends received	5	2
Stock compensation expense	13	17
Deferred income taxes	(47)	10
Pension contributions, net	2	(4)
Impairment of indefinite-lived intangible asset	20
Gain on sale of subsidiary		(3)
Adjustment in fair value of disposal group held for sale	(2)
Change in working capital	(269)	(80)
Other, net	(17)	(2)
Net cash provided by operating activities	237	361
Investing activities
Purchases of property, plant and equipment	(235)	(251)
Acquisition of businesses, net of cash acquired	(151)	(182)
Proceeds from previous acquisition	9
Purchases of marketable securities	(36)	(23)
Proceeds from sales of marketable securities	6	1
Proceeds from maturities of marketable securities	30	16
Proceeds from sale of subsidiary, net of cash disposed	(6)	3
Other, net	(2)	(1)
Net cash used in investing activities	(385)	(437)
Financing activities
Net change in short-term debt	(13)	(96)
Proceeds from long-term debt		676
Repayment of long-term debt	(8)	(640)
Call premium on debt		(15)
Deferred financing payments		(9)
Dividends paid to common stockholders	(43)	(26)
Distributions to noncontrolling interests	(7)	(7)
Contributions from noncontrolling interests	22
Payments to acquire redeemable noncontrolling interests	(43)
Repurchases of common stock	(25)
Other, net	(5)	4
Net cash used in financing activities	(122)	(113)
Net decrease in cash, cash equivalents and restricted cash	(270)	(189)
Cash, cash equivalents and restricted cash – beginning of period	610	716
Effect of exchange rate changes on cash balances	(13)	41
Cash, cash equivalents and restricted cash – end of period (Note 6)	$327	$568

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$93	$113
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

Foreign currency translation — We believe that Argentina's economy met the GAAP definition of a highly inflationary economy during the second quarter of 2018. As such, effective July 1, 2018 we began to remeasure the financial statements of our Argentine subsidiaries as if their functional currency was the U.S. dollar. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. We believe the National Wholesale Price Index (WPI) provides the most reliable calculation of cumulative inflation for Argentina as the WPI has consistently provided national coverage and historically has been viewed as the most relevant and reliable measure by practitioners. Argentina's three-year cumulative inflation rate through May 2018 based on the WPI was 109%. In addition, management considered the Central Bank of Argentina increasing annual interest rates to 30% in April 2018 and further increasing them to 40% in May 2018, the Argentine government requesting financial assistance from the International Monetary Fund and the significant depreciation of the Argentine peso against the U.S. dollar during the second quarter of 2018.

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

On January 1, 2018, we adopted ASU 2017-07, Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, guidance that changed the reporting of pension and other postretirement benefits (OPEB) costs in the income statement. The service cost components of net periodic pension and OPEB costs continue to be included in cost of sales and selling, general and administrative expenses as part of compensation cost and remain eligible for capitalization in inventory and other assets. The non-service components are now reported in other expense, net and are not eligible for capitalization. The impact of the new guidance on inventory at September 30, 2018 was not material. For the first nine months of 2017, we reclassified pension and OPEB costs of $2 from cost of sales and $2 from selling, general and administrative to other expense, net to conform to the 2018 presentation. We used the practical expedient in the guidance to quantify these impacts, which disregards the potential change in capitalized costs during the period. See Note 20 for information regarding the related impact on our segment reporting.

On January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows – Restricted Cash, guidance that requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. Retrospective presentation is required. For the nine months ended September 30, 2017, this change resulted in a $9 increase in cash, cash equivalents and restricted cash at the beginning and a $10 increase at the end of the period as presented on our consolidated statement of cash flow. In addition, removing the change in restricted cash from the consolidated statement of cash flows resulted in a change of $1 in our net cash used in investing activities for the nine months ended September 30, 2017. See Note 6 for additional information.

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

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Assets
Current assets
Accounts receivable - Trade	$994	$15	$1,009
Other current assets	97	1	98

Liabilities
Current liabilities
Other accrued liabilities	$220	$16	$236

The follow table shows the impact adopting ASC 606 had on our consolidated balance sheet as of September 30, 2018:

	September 30, 2018
	Balances Without Adoption of ASU 2014-09	Adjustments Due to ASU 2014-09	As Reported
Assets
Current assets
Accounts receivable - Trade	$1,214	$14	$1,228
Other current assets	101	2	103

Liabilities
Current liabilities
Other accrued liabilities	$238	$16	$254

See Note 19 for additional information.

During the third quarter of 2018, we early adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows entities the option of reclassifying stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) from AOCI to retained earnings in their consolidated financial statements. As a result of the Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate by means of a credit or charge to income from continuing operations, leaving the tax effects of items within AOCI stranded at historical tax rates. This guidance would have been effective January 1, 2019 without early adoption. The guidance is to be applied either in the period of adoption or retrospectively to each period that was affected by the change in the corporate tax rate under the Act. Due to the immaterial amount of the stranded tax effects, we have elected not to reclassify the income tax effects from AOCI to retained earnings.

We also adopted the following standards during the first nine months of 2018, none of which had a material impact on our financial statements or financial statement disclosures:

Standard		Effective Date
2017-09	Stock Compensation – Scope of Modification Accounting	January 1, 2018
2017-01	Business Combinations – Clarifying the Definition of a Business	January 1, 2018
2016-15	Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Recently issued accounting pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance allows for capitalization of implementation costs associated with certain cloud computing arrangements. This guidance becomes effective January 1, 2020 and early adoption is permitted. The guidance is to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We do not expect the adoption of this guidance to impact our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance eliminated certain disclosures about defined benefit plans, added new disclosures, and clarified other requirements. This guidance becomes effective January 1, 2020 and early adoption is permitted. There were no changes to interim disclosure requirements. Adoption of this guidance will not have a material effect on our annual financial statement disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The guidance removed or modified some disclosures while others were added. The removal and amendment of certain disclosures can be adopted immediately with retrospective application. The additional disclosure guidance becomes effective January 1, 2020. Adoption of this guidance will not have a material effect on our financial statement disclosures.

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

Many factors will impact the ultimate measurement of the lease obligation to be recognized upon adoption. We continue to evaluate the impact this guidance will have on our consolidated financial statements. We expect to take advantage of the transition relief provided by the amendment to ASU 2016-02 which allows us to elect not to restate 2017 and 2018 comparative periods upon adoption and continue to apply ASC 840 to such periods. With respect to the available practical expedients, we expect to elect the primary package of expedients whereby we will reassess neither the existence, nor the classification nor the amount and treatment of initial direct costs of existing leases. We do not expect to apply hindsight to the evaluation of lease options (e.g., renewal) and, accordingly, do not expect to utilize the practical expedient that would allow such an approach. Finally, we plan to separate the lease components from the non-lease components of each lease arrangement and, therefore, do not expect to elect the expedient that would enable us not to separate them. This guidance becomes effective January 1, 2019 with early adoption permitted.

Note 2. Acquisitions

TM4 — On June 22, 2018, we acquired a 55% ownership interest in TM4 Inc. (TM4) from Hydro-Québec. TM4 designs and manufactures motors, power inverters, and control systems for electric vehicles, offering a complementary portfolio to Dana's electric gearboxes and thermal-management technologies for batteries, motors, and inverters. The transaction establishes Dana as the only supplier with full e-Drive design, engineering, and manufacturing capabilities – offering electro-mechanical propulsion solutions to each of its end markets. The transaction further strengthens Dana's position in China, the world's fastest-growing market for electric vehicles. TM4 owns a 50% interest in Prestolite E-Propulsion Systems Limited (PEPS), a joint venture in China with Prestolite Electric Beijing Limited, which offers electric mobility solutions throughout China and Asia.

The terms of the agreement provide Hydro-Québec with the right to put all, and not less than all, of its shares in TM4 to Dana at fair value any time after June 22, 2021.

We paid $125 at closing, using cash on hand. The purchase consideration and the related provisional allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Total purchase consideration	$125

Cash and cash equivalents	$3
Accounts receivable - Trade	3
Accounts receivable - Other	1
Inventories	4
Goodwill	125
Intangibles	28
Investments in affiliates	67
Property, plant and equipment	5
Accounts payable	(2)
Accrued payroll and employee benefits	(1)
Other accrued liabilities	(6)
Redeemable noncontrolling interest	(102)
Total purchase consideration allocation	$125

The fair value of the assets acquired and liabilities assumed are provisional and could be revised as a result of additional information obtained regarding liabilities assumed and revisions of provisional estimates of fair values, including but not limited to, the completion of independent appraisals and valuations related to intangibles and the equity method investment in PEPS.
Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce and is not deductible for tax purposes. The provisional fair values assigned to intangibles include $21 allocated to developed technology and $7 allocated to trademarks and trade names. We used the relief from royalty method, an income approach, to value developed technology and the trademarks and trade names. We used a replacement cost method to value fixed assets. We used a combination of the discounted cash flow, an income approach, and the guideline public company method, a market approach, to value the equity method investment in PEPS. The developed technology intangible assets are being amortized on a straight-line basis over ten years, and property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from five to six years. The trademarks and trade names are considered indefinite-lived intangible assets.

Dana is consolidating TM4 as the governing documents provide Dana with a controlling financial interest. The results of operations of the business are reported in our Commercial Vehicle operating segment from the date of acquisition. Transaction related expenses associated with completion of the acquisition totaling $4 were charged to other expense, net. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented.

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

We paid $181 at closing, using cash on hand, and refinanced a significant portion of the debt assumed in the transaction during the first half of 2017. In December 2017, a purchase price reduction of $9 was agreed under the sale and purchase agreement provisions for determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. The terms of the agreement provided Dana the right to call half of Brevini’s noncontrolling interests in BFP and BPT, and Brevini the right to put half of its noncontrolling interests in BFP and BPT to Dana, assuming Dana did not exercise its call right, after the 2017 BFP and BPT financial statements had been approved by the board of directors. Further, Dana had the right to call Brevini’s remaining noncontrolling interests in BFP and BPT, and Brevini the right to put its remaining noncontrolling interests in BFP and BPT to Dana, assuming Dana did not exercise its call right, after the 2019 BFP and BPT financial statements had been approved by the board of directors. The call and put prices were based on the amount Dana paid to acquire its initial 80% interest in BFP and BPT subject to adjustment based on the actual EBITDA and free cash flows, as defined in the agreement, of BFP and BPT. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate being leased by BPT from a Brevini affiliate for €25. Completion of the real estate purchase and receipt of the purchase price adjustment occurred in the second quarter of 2018 with a net cash payment of $20. The purchase consideration and the related allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

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

On August 8, 2018, we entered into an agreement to acquire Brevini's remaining 20% ownership interests in BFP and BPT and to settle all claims between the parties. We paid $43 to acquire Brevini's remaining ownership interests and received $10 in settlement of all pending and future claims. See Note 8 for additional information.

Note 3. Disposal Groups and Divestitures

Disposal group held for sale — In December 2017, we entered into an agreement to divest our Brazil suspension components business (the disposal group) for no consideration to an unaffiliated company. The results of operations of the Brazil suspension components business are reported within our Commercial Vehicle operating segment. To effectuate the sale, Dana was obligated to contribute $10 of additional cash to the business prior to closing. We classified the disposal group as held for sale at December 31, 2017, recognizing a $27 loss to adjust the carrying value of the net assets to fair value and to recognize the liability for the additional cash required to be contributed to the business prior to closing. During the first quarter of 2018, we made the required cash contribution to the disposal group. After being unable to complete the transaction with the counterparty to the December 2017 agreement, we entered into an agreement with another third party in June 2018. The transaction with the new counterparty closed in July 2018 and we received cash proceeds of $2. We reversed $3 of the previously recognized $27 pre-tax loss, inclusive of the proceeds received in July 2018, during the second quarter of 2018. The carrying amounts of the major classes of assets and liabilities of our Brazil suspension components business were as follows:

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

Note 4. Goodwill and Other Intangible Assets

Goodwill — The change in the carrying amount of goodwill in 2018 is due to currency fluctuation and the acquisition of a 55% interest in TM4.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2017	$3	$8	$110	$6	$127
Acquisitions		125			125
Currency impact		1	(4)		(3)
Balance, September 30, 2018	$3	$134	$106	$6	$249

Components of other intangible assets —

		September 30, 2018			December 31, 2017
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$115	$(89)	$26	$95	$(88)	$7
Trademarks and trade names	16	16	(4)	12	17	(2)	15
Customer relationships	8	463	(401)	62	470	(403)	67
Non-amortizable intangible assets
Trademarks and trade names		73		73	65		65
Used in research and development activities		20	(20)	—	20		20
		$687	$(514)	$173	$667	$(493)	$174

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

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at September 30, 2018 were as follows: Light Vehicle — $29, Commercial Vehicle — $60, Off-Highway — $75 and Power Technologies — $9.

Amortization expense related to amortizable intangible assets —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Charged to cost of sales	$1	$—	$2	$1
Charged to amortization of intangibles	2	4	6	9
Total amortization	$3	$4	$8	$10

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2018 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2018	2019	2020	2021	2022
Amortization expense	$3	$9	$9	$9	$9

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

During the third quarter of 2018, we informed a select group of North American employees of their eligibility to participate in a special Voluntary Retirement Program (VRP). Under the VRP, eligible employees had the option to retire at the end of July 2018 or the end of December 2018. The severance costs associated with the employees electing to retire at the end of July 2018 were fully accrued during the third quarter of 2018. The severance costs associated with the employees that elected to retire at the end of December 2018 are being accrued over their remaining service period. We recognized severance costs of $8 during the third quarter related to the VRP. For the nine months ended September 30, 2018, total restructuring expense was $17. In addition to the third quarter action described above, total restructuring expense for the nine months includes the impact of certain headcount reductions in our Commercial Vehicle operations and Corporate service functions in Brazil which resulted in restructuring expense of $5. Remaining amounts in the quarter and nine-month periods relate to previously announced actions.

For the nine months ended September 30, 2017, total restructuring expense was $14, including $9 of severance and benefit costs and $5 of exit costs. The severance and benefit costs primarily relate to headcount reduction initiatives in our Off-Highway business, as part of the BPT and BFP acquisition integration, while the exit costs primarily represent costs associated with the continued execution of previously announced actions.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance, June 30, 2018	$19	$4	$23
Charges to restructuring	8	1	9
Cash payments	(6)	(1)	(7)
Currency impact			—
Balance, September 30, 2018	$21	$4	$25

Balance, December 31, 2017	$21	$5	$26
Charges to restructuring	14	3	17
Cash payments	(13)	(4)	(17)
Currency impact	(1)		(1)
Balance, September 30, 2018	$21	$4	$25

At September 30, 2018, the accrued employee termination benefits include costs to reduce approximately 200 employees to be completed over the next year. The exit costs relate primarily to lease continuation obligations.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at September 30, 2018.

	Expense Recognized			Future Cost to Complete
	Prior to 2018	2018	Total to Date
Commercial Vehicle	35	7	42	9
Off-Highway	21		21
Corporate		10	10	5
Total	$56	$17	$73	$14

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	September 30, 2018	December 31, 2017
Raw materials	$501	$442
Work in process and finished goods	663	580
Inventory reserves	(64)	(53)
Total	$1,100	$969

Cash, cash equivalents and restricted cash at —

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$322	$603	$558	$707
Restricted cash included in other current assets	2	3	5	5
Restricted cash included in other noncurrent assets	3	4	5	4
Total cash, cash equivalents and restricted cash	$327	$610	$568	$716

Note 7. Stockholders’ Equity

Common stock — Our Board of Directors declared quarterly cash dividends of ten cents per share of common stock in each of the first three quarters of 2018. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On March 24, 2018 our Board of Directors approved an expansion of our existing common stock share repurchase program to $200. The program expires on December 31, 2019. Under the program, we spent $25 to repurchase 1,055,000 shares of our common stock during the second quarter of 2018 through open market transactions. Approximately $175 remained available for future share repurchases as of September 30, 2018.

Changes in equity —

	2018			2017
Three Months Ended September 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, June 30	$1,145	$106	$1,251	$1,119	$107	$1,226
Net income	95	1	96	69	3	72
Other comprehensive income (loss)	6	(1)	5	2	2	4
Common stock dividends	(14)		(14)	(9)		(9)
Redeemable noncontrolling interests adjustment to redemption value			—	(1)		(1)
Distributions to noncontrolling interests		(3)	(3)		(2)	(2)
Purchase of noncontrolling interests			—		(1)	(1)
Purchase of redeemable noncontrolling interests	2		2			—
Contribution from noncontrolling interest		22	22			—
Stock compensation	6		6	9		9
Stock withheld for employee taxes	(1)		(1)	(1)		(1)
Balance, September 30	$1,239	$125	$1,364	$1,188	$109	$1,297

Nine Months Ended September 30,
Balance, December 31	$1,013	$101	$1,114	$1,157	$85	$1,242
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018			—			—
Adoption of ASU 2016-16 tax adjustment, January 1, 2017			—	(179)		(179)
Net income	327	6	333	215	13	228
Other comprehensive income	(35)	(6)	(41)	7	5	12
Common stock dividends	(44)		(44)	(26)		(26)
Redeemable noncontrolling interests adjustment to redemption value			—	(3)		(3)
Distributions to noncontrolling interests		(7)	(7)		(7)	(7)
Common stock share repurchases	(25)		(25)			—
Increase from business combination			—		14	14
Purchase of noncontrolling interests	(9)	9	—		(1)	(1)
Purchase of redeemable noncontrolling interests	2		2			—
Contribution from noncontrolling interest		22	22			—
Stock compensation	17		17	21		21
Stock withheld for employee taxes	(7)		(7)	(4)		(4)
Balance, September 30	$1,239	$125	$1,364	$1,188	$109	$1,297

See Note 1 for additional information about adoption of new accounting guidance on January 1, 2018 and 2017. During the first quarter of 2018, a wholly-owned subsidiary of Dana purchased the ownership interest in Dana Spicer (Thailand) Limited (a non wholly-owned consolidated subsidiary of Dana) held by ROC Spicer, Ltd. (a non wholly-owned consolidated subsidiary of Dana). Dana maintained its controlling financial interest in Dana Spicer (Thailand) Limited and accordingly accounted for the purchase as an equity transaction. The excess of the fair value of the consideration paid over the carrying value of the investment attributable to the noncontrolling interest in ROC Spicer, Ltd. was recognized as additional noncontrolling interest with a corresponding reduction of the additional paid-in capital of Dana. During the third quarter of 2018, Yulon Motor Co., Ltd. (Yulon) purchased a direct ownership interest in two of our consolidated operating subsidiaries. Yulon's ownership interest in the two consolidated operating subsidiaries did not change as a result of the transactions, as it previously owned the same percentages indirectly through a series of consolidated holding companies. The cash received from Yulon was recognized as additional noncontrolling interest.

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, June 30, 2018	$(710)	$(78)	$—	$(597)	$(1,385)
Other comprehensive income (loss):
Currency translation adjustments	(15)				(15)
Holding gain on net investment hedge	(3)				(3)
Holding gains and losses		9			9
Reclassification of amount to net income (a)		(7)			(7)
Actuarial gain on census update				18	18
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				9	9
Tax expense		1		(6)	(5)
Other comprehensive income (loss)	(18)	3	—	21	6
Balance, September 30, 2018	$(728)	$(75)	$—	$(576)	$(1,379)

Balance, June 30, 2017	$(652)	$(33)	$—	$(594)	$(1,279)
Other comprehensive income (loss):
Currency translation adjustments	(3)				(3)
Holding gains and losses		(48)			(48)
Reclassification of amount to net income (a)		35			35
Actuarial gain on census update				21	21
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				7	7
Tax expense		(1)		(9)	(10)
Other comprehensive income (loss)	(3)	(14)	—	19	2
Balance, September 30, 2017	$(655)	$(47)	$—	$(575)	$(1,277)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, December 31, 2017	$(670)	$(64)	$2	$(610)	$(1,342)
Other comprehensive income (loss):
Currency translation adjustments	(55)				(55)
Holding gain on net investment hedge	(3)				(3)
Holding gains and losses		29			29
Reclassification of amount to net income (a)		(42)			(42)
Actuarial gain on census update				18	18
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				26	26
Tax (expense) benefit		2		(10)	(8)
Other comprehensive income (loss)	(58)	(11)	—	34	(35)
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018			(2)		(2)
Balance, September 30, 2018	$(728)	$(75)	$—	$(576)	$(1,379)

Balance, December 31, 2016	$(646)	$(34)	$—	$(604)	$(1,284)
Other comprehensive income (loss):
Currency translation adjustments	(1)				(1)
Holding loss on net investment hedge	(8)				(8)
Holding gains and losses		(123)			(123)
Reclassification of amount to net income (a)		109			109
Actuarial gain on census update				21	21
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				22	22
Tax (expense) benefit		1		(14)	(13)
Other comprehensive income (loss)	(9)	(13)	—	29	7
Balance, September 30, 2017	$(655)	$(47)	$—	$(575)	$(1,277)
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

On August 8, 2018, we entered into an agreement to acquire Brevini's remaining 20% ownership interests in BFP and BPT and to settle all claims between the parties. We paid $43 to acquire Brevini's remaining ownership interests and received $10 in settlement of all pending and future claims. AOCI attributable to Brevini's redeemable noncontrolling interests was reclassified to AOCI of the parent company. The difference between the carrying value of Brevini's redeemable noncontrolling interests and the cash paid was recorded to additional paid-in capital of the parent company.

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$149	$46	$47	$—
Initial fair value of redeemable noncontrolling interests of acquired businesses			102	45
Purchase accounting adjustments		(1)		(1)
Purchase of redeemable noncontrolling interest	(46)		(46)
Comprehensive income (loss) adjustments:
Net income (loss) attributable to redeemable noncontrolling interests		1	1	(2)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests			(1)	2
Retained earnings adjustments:
Adjustment to redemption value		1		3
Balance, end of period	$103	$47	$103	$47

Note 9. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to the parent company	$95	$69	$327	$215
Less: Redeemable noncontrolling interests adjustment to redemption value		(1)		(3)
Net income available to common stockholders - Numerator basic and diluted	$95	$68	$327	$212

Denominator:
Weighted-average common shares outstanding - Basic	144.7	145.0	145.1	144.8
Employee compensation-related shares, including stock options	1.2	1.9	1.5	1.7
Weighted-average common shares outstanding - Diluted	145.9	146.9	146.6	146.5

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million and 0.1 million CSEs from the calculations of diluted earnings per share for the third quarters of 2018 and 2017 and excluded 0.1 million and 0.1 million CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive.

Note 10. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2018.

	Granted (In millions)	Grant Date Fair Value*
RSUs	0.7	$27.27
PSUs	0.2	$27.13
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

We received $2 of cash from the exercise of stock options related to 0.1 million shares. We paid $2 of cash to settle SARs and RSUs. We issued 0.7 million and 0.2 million shares of common stock based on the vesting of RSUs and PSUs during 2018. We recognized stock compensation expense of $4 and $7 during the third quarters of 2018 and 2017 and $13 and $17 during the respective year-to-date periods. At September 30, 2018, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $27. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 11. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension
	2018		2017		OPEB - Non-U.S.
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2018	2017
Interest cost	$11	$2	$13	$2	$—	$1
Expected return on plan assets	(18)	(1)	(20)	(1)
Service cost		2		1
Amortization of net actuarial loss	7	2	5	2
Net periodic benefit cost (credit)	$—	$5	$(2)	$4	$—	$1

Nine Months Ended September 30,
Interest cost	$32	$5	$39	$6	$2	$3
Expected return on plan assets	(53)	(2)	(62)	(3)
Service cost		6		4
Amortization of net actuarial loss	21	5	17	5
Net periodic benefit cost (credit)	$—	$14	$(6)	$12	$2	$3

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

Note 12. Marketable Securities

	September 30, 2018			December 31, 2017
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$3	$—	$3	$3	$—	$3
Corporate securities	5		5	5		5
Certificates of deposit	23		23	27		27
Other	5		5	4	1	5
Total marketable securities	$36	$—	$36	$39	$1	$40

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities are primarily debt securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $25, $3 and $3 at September 30, 2018.

Note 13. Financing Agreements

Long-term debt at —

	Interest Rate		September 30, 2018	December 31, 2017
Senior Notes due September 15, 2023	6.000%		$300	$300
Senior Notes due December 15, 2024	5.500%		425	425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	375	375
Term Facility			270	275
Other indebtedness			29	29
Debt issuance costs			(19)	(22)
			1,780	1,782
Less: Current portion of long-term debt			20	23
Long-term debt, less debt issuance costs			$1,760	$1,759

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

We have elected to pay interest on our advance under the Term Facility at the Eurodollar Rate. The interest rate on the Term Facility, inclusive of the applicable margin, was 4.136% as of September 30, 2018.

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

As of September 30, 2018, we had no outstanding borrowings under the Revolving Facility but we had utilized $21 for letters of credit. We had availability at September 30, 2018 under the Revolving Facility of $579 after deducting the outstanding letters of credit.

Debt covenants — At September 30, 2018, we were in compliance with the covenants of our financing agreements. Under the Term Facility, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Term Facility and Revolving Facility, a maintenance covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 14. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	September 30, 2018	December 31, 2017
Available-for-sale securities	Marketable securities	1	$5	$5
Available-for-sale securities	Marketable securities	2	31	35
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	6	1
Cash flow hedges	Other accrued liabilities	2	3	5
Undesignated	Accounts receivable - Other	2	1	1
Undesignated	Other accrued liabilities	2	4	3
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	159	177

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,500	$1,506	$1,500	$1,592
Term Facility	270	270	275	275
Other indebtedness*	29	24	29	22
Total	$1,799	$1,800	$1,804	$1,889

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

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of September 30, 2018, no fixed-to-floating interest rate swaps remain outstanding. However, a $6 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at September 30, 2018. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the three or nine months ended September 30, 2018.

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

The following fixed-to-fixed cross-currency swaps were outstanding at September 30, 2018:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $936 at September 30, 2018 and $306 at December 31, 2017. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,101 at September 30, 2018 and $1,112 at December 31, 2017.

The following currency derivatives were outstanding at September 30, 2018:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Swiss franc, Mexican peso, euro	$126	$600	$726	Dec-19
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble, Chinese renminbi	53	3	56	Dec-19
British pound	U.S. dollar, euro	2		2	Sep-19
Swedish krona	U.S. dollar, euro	10	1	11	Jun-19
South African rand	U.S. dollar, euro, Thai baht	10	2	12	Aug-19
Thai baht	U.S. dollar		6	6	Dec-18
Canadian dollar	U.S. dollar	17	2	19	Nov-19
Brazilian real	euro, U.S. dollar	28	28	56	Sep-19
Indian rupee	U.S. dollar, British pound, euro		48	48	Mar-20
Total forward contracts		246	690	936

U.S. dollar	euro	775		775	Sep-23
Euro	U.S. dollar	326		326	Jun-26
Total currency swaps		1,101	—	1,101
Total currency derivatives		$1,347	$690	$2,037

During the third quarter of 2018, we entered into a Swiss franc notional deal contingent forward to economically hedge the purchase price relating to the planned acquisition of the Drive Systems segment of the Oerlikon Group.

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

The following table provides a summary of the impact of derivative instruments that have been designated as cash flow hedges on AOCI during the quarter and nine months ended September 30, 2018.

	Derivatives in Cash Flow Hedging Relationships
	Forward Contracts	Cross-Currency Swaps	Total Cash Flow Hedges
Balance in AOCI at June 30, 2018, before tax	$(3)	$(80)	$(83)
Gain (loss) recorded in OCI	$7	$2	$9
(Gain) loss reclassified from AOCI to the consolidated statement of operations		(7)	(7)
Balance in AOCI at September 30, 2018, before tax	$4	$(85)	$(81)

Balance in AOCI at December 31, 2017, before tax	$(4)	$(64)	$(68)
Gain (loss) recorded in OCI	10	19	29
(Gain) loss reclassified from AOCI to the consolidated statement of operations	(2)	(40)	(42)
Balance in AOCI at September 30, 2018, before tax	$4	$(85)	$(81)

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships.

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2018
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$1,978	$1,692	$9
Gain or (loss) on cash flow hedging relationships
Foreign currency forwards:
Amount of gain (loss) reclassified from AOCI into income	—	—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	7

	Nine Months Ended September 30, 2018
	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$6,170	$5,269	$19
Gain or (loss) on cash flow hedging relationships
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	1	1	—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	40

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

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$(1)	$(4)	Cost of sales

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

In 2017, we designated the principal amount of an existing non-derivative Mexican peso-denominated intercompany note payable (the "MXN-denominated intercompany note") by Dana European Holdings Luxembourg S.à r.l. to Dana de Mexico Corporacion S. de R.L. de C.V., one of our Mexican subsidiaries, as a net investment hedge of the equivalent portion of the investment in the associated Mexican operations. During the third quarter of 2018 the intercompany note was repaid and no additional net investment hedges are outstanding. On a cumulative basis, a deferred loss of $4 has been recorded in the CTA component of AOCI for this non-derivative instrument. Amounts recorded in CTA remain deferred in AOCI until such time as the investments in the associated subsidiaries are substantially liquidated. See also Note 7.

Amounts to be reclassified to earnings — Deferred gains or losses associated with effective cash flow hedges of forecasted transactions are reported in AOCI and are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to September 30, 2018 exchange rates. Deferred gains of $4 at September 30, 2018 are expected to be reclassified to earnings during the next twelve months, compared to deferred losses of $4 at December 31, 2017. Amounts reclassified from AOCI to earnings arising from the discontinuation of cash flow hedge accounting treatment were not material during the first nine months of 2018.

Note 15. Commitments and Contingencies

Product liabilities — We had accrued $10 and $7 for product liability costs at September 30, 2018 and December 31, 2017. We had also recognized $15 and $9 as expected amounts recoverable from third parties at the respective dates. The increases in the liability and recoverable amounts at September 30, 2018 reflect the adjustment of the estimated cost, net of payments made, and the expected recovery of an insured matter. Payments made to claimants have preceded the recovery of amounts from third parties, resulting in a recoverable amount in excess of the total liability at both dates. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $11 at September 30, 2018 and $8 at December 31, 2017. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$75	$74	$76	$66
Acquisitions		(2)	1	6
Amounts accrued for current period sales	9	8	27	23
Adjustments of prior estimates	(1)	4	(1)	9
Settlements of warranty claims	(9)	(9)	(28)	(32)
Currency impact			(1)	3
Balance, end of period	$74	$75	$74	$75

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

We have generally not recognized tax benefits on losses generated in several entities where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe that it is reasonably possible that valuation allowances of up to $37 related to subsidiaries in Argentina and Brazil will be released in the next twelve months.

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

We reported income tax expense of $31 and $33 for the three months ended September 30, 2018 and 2017 and income tax expense of $75 and $94 for the respective nine-month periods. Our effective tax rates were 19% and 31% for the first nine months of 2018 and 2017. The lower 2018 tax expense was attributable to several discrete items in this year's second quarter. During the second quarter of 2018, we recognized a benefit of $46 related to U.S. state law changes and the development and implementation of a tax planning strategy which adjusted federal tax credits, federal and state net operating losses and the associated valuation allowances. Partially offsetting this benefit was $7 of expense to settle outstanding tax matters in a foreign jurisdiction and foreign taxes related to cash repatriation actions. Excluding these items, the effective tax rate would be 29% for the 2018 nine-month period. Our effective income tax rates vary from the U.S. federal statutory rates of 21% and 35% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses. Although the tax reform in the U.S. reduced the statutory tax rate to 21% for 2018, the effects of the lower rate were offset in part by the effects of increased nondeductible expenses and the global intangible low taxes income provisions which result in a certain amount of foreign earnings being subjected to U.S. tax.

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

Beginning in 2018, the Act may also trigger a taxable deemed dividend to the extent that the annual earnings of our foreign subsidiaries exceed a specified threshold, based on the value of tangible foreign operating assets. The deemed dividend, if any, from this global intangible low-taxed income (GILTI) may be offset by the use of other tax attributes. Staff Accounting Bulletin 118 (SAB 118), issued by the staff of the U.S. Securities and Exchange Commission in December 2017, provides up to one year for a company to make and disclose a policy election as to whether it is recognizing deferred taxes for basis differences expected to reverse as GILTI or recognizing the effect of GILTI as a period cost when incurred. We intend to finalize our GILTI accounting policy during the prescribed measurement period, but the policy was pending as of September 30, 2018. Accordingly, as permitted by SAB 118, we accounted for the tax effect of GILTI as a period cost and included an estimate for GILTI in our effective tax rate for the first nine months of 2018.

Note 18. Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-service cost components of pension and OPEB costs	$(3)	$(1)	$(10)	$(4)
Government grants and incentives	3	2	8	6
Foreign exchange loss	(3)		(7)	(3)
Strategic transaction expenses, net of transaction breakup fee income	(6)	(3)	(13)	(20)
Amounts attributable to previously divested/closed operations				3
Other, net		2	3	6
Other expense, net	$(9)	$—	$(19)	$(12)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including integration costs. Strategic transaction expenses in 2018 were primarily attributable to our bid to acquire the driveline business of GKN plc., our acquisition of an ownership interest in TM4 and integration costs associated with our acquisitions of BFP and BPT, and were partially offset by a $40 transaction breakup fee associated with the GKN plc. transaction. Strategic transaction expenses in 2017 were primarily attributable to our acquisitions of BFP and BPT from Brevini and USM – Warren from USM. See Note 2 for additional information.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $14 and $9 at September 30, 2018 and January 1, 2018. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

Three Months Ended September 30, 2018	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$605	$232	$35	$141	$1,013
Europe	83	62	322	105	572
South America	46	79	9	6	140
Asia Pacific	145	33	59	16	253
Total	$879	$406	$425	$268	$1,978

Nine Months Ended September 30, 2018
North America	$1,869	$677	$109	$442	$3,097
Europe	264	206	1,083	337	1,890
South America	139	240	23	16	418
Asia Pacific	430	94	187	54	765
Total	$2,702	$1,217	$1,402	$849	$6,170

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

Segment information —

	2018			2017
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$879	$34	$102	$805	$33	$91
Commercial Vehicle	406	29	39	371	25	33
Off-Highway	425	3	69	384	1	55
Power Technologies	268	5	33	271	5	41
Eliminations and other		(71)			(64)
Total	$1,978	$—	$243	$1,831	$—	$220

Nine Months Ended September 30,
Light Vehicle	$2,702	$103	$297	$2,369	$96	$273
Commercial Vehicle	1,217	83	114	1,057	72	91
Off-Highway	1,402	8	220	1,107	2	157
Power Technologies	849	16	117	839	12	132
Eliminations and other		(210)			(182)
Total	$6,170	$—	$748	$5,372	$—	$653

Upon our adoption of ASU 2017-07 on January 1, 2018, we changed our measurement of segment profit to exclude the non-service cost components of pension and OPEB costs. See Note 1 for additional information on ASU 2017-07. Prior period segment EBITDA amounts have not been recast due to the insignificance of the adjustments. Had the prior period amounts been recast to conform with the current presentation, segment EBITDA for the third quarter and the first nine months of 2017 would have been $91 and $273 for Light Vehicle, $34 and $93 for Commercial Vehicle, $56 and $158 for Off-Highway and $42 and $136 for Power Technologies.

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

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment EBITDA	$243	$220	$748	$653
Corporate expense and other items, net	(3)	(4)	(14)	(15)
Depreciation	(63)	(58)	(187)	(162)
Amortization of intangibles	(3)	(4)	(8)	(10)
Non-service cost components of pension and OPEB costs	(3)		(10)
Restructuring	(9)	(2)	(17)	(14)
Stock compensation expense	(4)	(7)	(13)	(17)
Strategic transaction expenses, net of transaction breakup fee income	(6)	(3)	(13)	(20)
Acquisition related inventory adjustments				(14)
Other items	(5)	(2)	(10)	(5)
Impairment of indefinite-lived intangible asset			(20)
Adjustment in fair value of disposal group held for sale			3
Amounts attributable to previously divested/closed operations		(1)		2
Earnings before interest and income taxes	147	139	459	398
Loss on extinguishment of debt		(13)		(19)
Interest expense	(24)	(25)	(71)	(79)
Interest income	3	3	8	8
Earnings before income taxes	126	104	396	308
Income tax expense	31	33	75	94
Equity in earnings of affiliates	1	2	13	12
Net income	$96	$73	$334	$226

Note 21. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts, wheel-end braking systems and motors, power inverters and controls systems for electric vehicles – supplied to OEMs.

Equity method investments exceeding $5 at September 30, 2018 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$85
Prestolite E-Propulsion Systems Limited (PEPS)	50%	64
Bendix Spicer Foundation Brake, LLC	20%	46
Axles India Limited	48%	9
Taiway Ltd.	28%	5
All others as a group		5
Investments in equity affiliates		214
Investments in affiliates carried at cost		2
Investments in affiliates		$216

Summarized financial information for DDAC —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$163	$215	$650	$615
Gross profit	$10	$21	$62	$72
Earnings before income taxes	$—	$5	$15	$15
Net income	$(1)	$3	$13	$11
Dana's equity in earnings of affiliate	$—	$1	$6	$4

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive and motion products (axles, driveshafts, planetary hub drives, power-transmission products, tire-management products, and transmissions); sealing solutions (gaskets, seals, heat shields, and fuel-cell plates); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, and exhaust-gas heat recovery); and fluid-power products (pumps, valves, motors, and controls). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Drive and Motion Technologies (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimize our exposure to individual market and segment declines. At September 30, 2018, we employed approximately 31,600 people, operated in 33 countries and had 140 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$879	44.5%	$805	44.0%	$2,702	43.8%	$2,369	44.1%
Commercial Vehicle	406	20.5%	371	20.2%	1,217	19.7%	1,057	19.7%
Off-Highway	425	21.5%	384	21.0%	1,402	22.7%	1,107	20.6%
Power Technologies	268	13.5%	271	14.8%	849	13.8%	839	15.6%
Total	$1,978		$1,831		$6,170		$5,372

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

While growth opportunities are present in each region of the world, we have a primary focus on building our presence and local capability in the Asia Pacific region. Over the last few years, we have opened two new engineering facilities in the region, gear manufacturing facilities in India and Thailand, and are currently developing a new light vehicle assembly facility in China that is scheduled to commence operations in 2019.

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. From program inception in 2012 through December 31, 2017, we returned $1,481 of cash to shareholders by redeeming all of our preferred stock and repurchasing common shares. We repurchased approximately 74 million shares, inclusive of the common share equivalent reduction resulting from redemption of preferred shares. With the availability under the previous authorization having expired, our Board of Directors authorized a new $200 share repurchase program effective in 2018 which expires at the end of 2019. During the first nine months of 2018, we used cash of $25 to repurchase common shares under the current program. We declared and paid quarterly common stock dividends over the past five and a half years, raising the dividend from five cents to six cents per share in the second quarter of 2015. In recognition of our strong financial performance and confidence in our financial outlook, our Board approved an additional four cents per share increase in the quarterly dividend to ten cents per share in 2018.

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

Re-focusing advanced technology resources — When we obtained Variglide® planetary variator technology through an acquisition in 2012, the intended market focus was continuously variable transmissions for combustion engine vehicle applications. Although we will continue efforts to commercialize applications in this and other markets, based on our development efforts we believe the technology has application in an electrical powertrain and we intend to concentrate more of our efforts on electrified product applications. With potential key customers for this technology shifting their focus to electrification and other areas, we determined that it was appropriate to fully impair the related $20 in-process research and development intangible asset that was recorded as part of the 2012 acquisition.

Acquisitions

Oerlikon Drive Systems — On July 30, 2018, we entered into a definitive agreement to purchase the Drive Systems segment of the Oerlikon Group (Oerlikon Drive Systems). Oerlikon Drive Systems is a global manufacturer of high-precision gears, planetary hub drives for wheeled and tracked vehicles, and products, controls, and software that support vehicle electrification across the mobility industry. The business employs approximately 5,900 people and operates 10 manufacturing and engineering facilities in China, India, Italy, the United Kingdom, and the United States, with two additional facilities under construction in China. The results of operations of Oerlikon Drive Systems will be reported in our Off-Highway operating segment from the date of acquisition.

Under the terms of the agreement, we will acquire Oerlikon Drive Systems for 600 Swiss francs. Committed financing has been arranged to complete the transaction. We entered into a Swiss franc notional deal contingent forward to economically hedge the purchase price. Subject to customer regulatory approval, the acquisition is expected to close in the first quarter of 2019.

TM4 — On June 22, 2018, we acquired a 55% ownership in TM4 Inc. (TM4) from Hydro-Québec. TM4 designs and manufactures motors, power inverters and control systems for electric vehicles, offering a complementary portfolio to Dana's electric gearboxes and thermal-management technologies for batteries, motors and inverters. The transaction establishes Dana as the only supplier with full e-Drive design, engineering and manufacturing capabilities – offering electro mechanical propulsion solutions to each of our end markets. TM4's technology and advanced manufacturing facility in Boucherville, Quebec will add to our global technical centers, and their 50% interest in a China joint venture provides an opportunity to enhance our position in the fastest growing market for electric vehicles. Inclusive of the joint venture, TM4 has approximately 270 employees. Dana is consolidating TM4 as the governing documents provide Dana with a controlling financial interest. The TM4 acquisition added $5 of sales and de minimis adjusted EBITDA for the third quarter of 2018. The results of operations of the TM4 business are reported in our Commercial Vehicle operating segment from the date of acquisition.

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

We paid $181 at closing using cash on hand and assumed debt of $181 as part of the transaction. In December 2017, a purchase price reduction of $9 was agreed under the sale and purchase agreement provisions for determination of the net indebtedness and net working capital levels of BFP and BPT as of the closing date. In connection with the acquisition of BFP and BPT, Dana agreed to purchase certain real estate being leased by BPT from a Brevini affiliate for €25. Completion of the real estate purchase and receipt of the purchase price adjustment occurred in this year's second quarter with a net cash payment of $20. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed.

On August 8, 2018, we entered into an agreement to acquire Brevini's remaining 20% ownership interests in BFP and BPT and to settle all claims between the parties. We paid $43 to acquire Brevini's remaining ownership interests and received $10 in settlement of all pending and future claims.

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

The SIFCO purchase price was $70, with the payment of $10 of the purchase price deferred until December 2017 pending any claims under indemnification provisions of the purchase agreement. In December 2017, the parties to the SIFCO transaction entered into a settlement agreement whereby $3 was paid to the seller with the remaining deferred purchase price of $7 being retained by Dana to settle indemnification claims. During this year's third quarter, claim settlements reduced the retained purchase price by $2. After the settlement of all indemnification claims, any remaining deferred purchase price will be paid to the seller.

Divestitures

Brazil Suspension Components Operations — In December 2017, we entered into an agreement to divest our Brazil suspension components business (the disposal group). This business is non-core to our enterprise strategy and under-performing financially. We agreed to divest the business for no consideration and contribute $10 of additional cash to the business prior to closing. The disposal group was classified as held for sale at December 31, 2017. We recognized a pre-tax loss of $27 in the fourth quarter of 2017 to adjust the carrying value of the net assets to fair value and to recognize the liability for the additional cash required to be contributed to the business prior to closing. During the first quarter of 2018, the required cash contribution of $10 was made to the disposal group. After being unable to complete the transaction with the counterparty to the December 2017 agreement, we entered into an agreement with another third party in June 2018. The transaction with the new counterparty closed in July 2018. We received cash proceeds of $2, which inclusive of other items, resulted in a reversal of $3 of the previously recognized $27 pre-tax loss during the second quarter of 2018. Reference is made to Note 3 of our consolidated financial statements in Item 1 of Part I for additional information. Sales of the divested business approximated $23 in 2017.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2018 Outlook			2017	2016
North America
Light Truck (Full Frame)	4,300	to	4,500	4,331	4,220
Light Vehicle Engines	14,750	to	14,950	14,828	15,913
Medium Truck (Classes 5-7)	260	to	270	246	233
Heavy Truck (Class 8)	310	to	320	255	228
Agricultural Equipment	50	to	60	54	53
Construction/Mining Equipment	170	to	180	157	150
Europe (including Eastern Europe)
Light Truck	10,800	to	11,100	10,276	9,306
Light Vehicle Engines	23,500	to	23,800	24,096	23,287
Medium/Heavy Truck	500	to	515	486	463
Agricultural Equipment	200	to	215	202	193
Construction/Mining Equipment	340	to	355	309	290
South America
Light Truck	1,300	to	1,500	1,235	980
Light Vehicle Engines	2,900	to	3,000	2,412	2,112
Medium/Heavy Truck	100	to	110	89	70
Agricultural Equipment	30	to	35	33	29
Construction/Mining Equipment	8	to	12	9	10
Asia-Pacific
Light Truck	30,000	to	31,000	29,495	27,465
Light Vehicle Engines	53,000	to	54,000	52,543	50,533
Medium/Heavy Truck	1,850	to	2,050	2,039	1,661
Agricultural Equipment	640	to	670	653	648
Construction/Mining Equipment	485	to	505	441	396

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to strong light vehicle sales and production levels in North America. Overall economic conditions in North America have been relatively favorable with improving employment levels, strong consumer confidence levels and comparatively low/stable fuel prices. Strong sales levels the past few years have significantly reduced the built-up demand to replace older vehicles. As such, the overall North America light vehicle market began to show signs of weakening demand levels in 2017, with total light vehicle sales declining about 2% from 2016. To date, these effects have been most notable in passenger car sales which declined about 5% in 2016 and another 9% in 2017. Light vehicle sales for the nine months of 2018 were down slightly compared with 2017, with higher light truck sales being offset by lower passenger car sales. Helped by continued low fuel prices, light truck market demand has been relatively strong. In the full frame light truck segment where many of our programs are focused, sales increased about 6% in 2016 and another 3% in 2017. Full frame light truck sales for the nine months of 2018 were about 3% higher than 2017. Production levels have generally been reflective of light vehicle sales. Production of approximately 17.8 million light vehicles in 2016 declined about 4% to 17.1 million units in 2017. Light vehicle engine production was impacted more by the developments in the passenger car segment, with production in 2017 declining about 7% versus 2016 after increasing 3% year-over-year in 2016. Light vehicle engine production in this year's first nine months was comparable with the first nine months of 2017. In the key full frame light truck segment, production levels in 2017 increased about 3% compared to 2016 following an increase of 7% in 2016 from the preceding year. First nine months 2018 full frame light truck production was about 3% higher compared to the same period of 2017. Days’ supply of total light vehicles in the U.S. at the end of September 2018 was around 65 days, up from 61 days at the end of December 2017 and slightly higher than the 64 days level at the end of September 2017. In the full frame light truck segment, inventory levels were 81 days at the end of September 2018, up from 64 days at the end of December 2017 and higher than the 73 days of sales at the end of September 2017.

We expect the generally strong North America economic climate to continue for the remainder of 2018, albeit there is some current uncertainty surrounding the potential effects of trade policies and practices being implemented or considered by the existing government leadership in the United States and the potential countermeasures threatened by other countries. Increasing interest rates, high levels of consumer debt and declining used car prices are also developments that could constrict future demand for new vehicles. On balance, we expect North America light truck production in 2018 to be stable and at levels comparable to or modestly higher than 2017. Our outlook for the full frame light truck segment and light vehicle engine production remains unchanged from our July 2018 outlook, with production of full frame light trucks flat to up 4% from last year and light vehicle engines relatively comparable to 2017.

Medium/heavy vehicle markets — The commercial vehicle market is similarly impacted by many of the same macroeconomic developments impacting the light vehicle market. Production levels in the heavy truck segment were scaled back in 2016 in response to there being more trucks in service than required for freight demand. Class 8 production in 2016 declined 29% from 2015 while medium duty Classes 5-7 production was relatively stable. With the improving economy in 2017 and scaled down build in 2016, there was increased freight-hauling demand and a strengthening order book for new trucks. Class 8 unit production was up about 12% from 2016 while medium-duty production was about 6% higher. As expected, strong demand has continued into 2018, with first nine months 2018 Class 8 production being up 26% and medium-duty truck production being up 7% compared to the same period of 2017.

Our full year 2018 production outlook for Class 8 trucks of 310,000 to 320,000 units has tightened around the high end of our July outlook. At the current outlook, Class 8 production in 2018 is expected to be 22 to 25% higher than 2017. In the medium duty segment, our outlook of 260,000 to 270,000 vehicles has also increased from July, now up 6 to up 10% from 2017.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 3% in both 2016 and 2017, and light truck production being higher by 9 to 10% in each of the past two years. Overall market stability continued in the first nine months of 2018 as light vehicle engine production was down slightly from last year and light truck production was up about 7%. The United Kingdom's decision to withdraw from the European Union along with political developments in other European countries has cast an element of uncertainty around continued economic improvement in the region. At present, we expect overall stable to improving economic conditions across the entire region in 2018. Our full year 2018 outlook for light vehicle engines is down slightly from July, with engine production levels expected to be flat to down 2% from 2017. Our light truck production outlook for the year is unchanged from July, with production expected to be about 5 to 8% higher than last year. After several years of economic weakness in the South America markets, indicators of an improving economy were evident in 2017 with light vehicle engine production up about 14% compared to 2016 and light truck production higher by about 26%. Continued overall market improvement is expected in 2018. This year's first nine months light vehicle engine and light truck production levels were up about 20% and 9% from the same period of 2017. Our full year outlook for light vehicle engine build and light truck production is unchanged from July 2018. Full-year light vehicle engine build is expected to be 20 to 24% higher than 2017, with light truck production being up 5 to 21%. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 14% in 2016 and was up another 7% in 2017, while light vehicle engine production increased 7% in 2016 and another 4% in 2017. Overall markets in the region are expected to be relatively stable in 2018 despite some third quarter weakening of China demand. First nine months of 2018 light vehicle engine build was up 2% while light truck production was higher by about 4% when compared with last year's first nine months. Our full year 2018 outlook for the Asia Pacific light vehicle markets is unchanged from July, with light vehicle engine production and light truck production expected to be about 1 to 5% higher than 2017.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets, albeit with improvements in the medium/heavy truck market being a little slower to manifest. Signs of a strengthening European market emerged in 2016 and 2017 with medium/heavy truck production increasing 7% in 2016 and 5% in 2017. A stable, slightly improving market continued in the first nine months of this year with production increasing about 2% compared with the same period last year. Our full year outlook has increased slightly from July 2018, reflecting strong 2018 medium/heavy truck production levels that are expected to be 3 to 6% higher than last year. A weakening South America economic climate contributed to medium/heavy truck production declining 20% in 2016. As with the light vehicle markets, improving economic conditions in the region helped drive a rebound in full-year 2017 medium/heavy truck production to an increase of 28% compared to 2016. Continued market recovery has occurred in 2018, with first nine months medium/heavy truck production about 27% higher than the first nine months of 2017. Production over the remainder of the year is expected to remain comparable to levels in the second half of 2017 and first half of this year. Our full year 2018 medium/heavy truck production outlook for the region is unchanged from July 2018, with full year production expected to be up 12 to 24% from 2017. A stronger than expected China market and an improving India market contributed to an increase in medium/heavy truck production in the Asia Pacific region of about 20% in 2016 and 23% in 2017. Production levels in 2017 were driven partly by China regulatory changes limiting axle load and weight. With some pre-buy in 2017 having likely occurred during the second half of 2017 as a result of the China regulatory actions and some weakening in this year's China market, 2018 medium/heavy truck production is expected to be comparable to down slightly from 2017. Production in this year's first nine months was down about 2% from the first nine months of 2017. Our current full year 2018 medium/heavy truck production outlook for the Asia Pacific region is unchanged, with production expected to be comparable to down 9% compared with 2017.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with more than 75% of its sales coming from Europe and more than 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments which had been relatively weak for several years until beginning to rebound in 2017. Global demand in the agriculture market was down about 11% in 2014, 7% in 2015 and 5% in 2016. The construction/mining segment weakened about 4% in 2014, 11% in 2015 and 3% in 2016. With the uplift in market demand last year, global production in 2017 was up about 2% in the agriculture segment and up 8% in the construction/mining segment when compared to the previous year. With generally stable to improving economic conditions in all regions, further strengthening of demand is expected in 2018, particularly in the construction/mining market segment. Our full year 2018 outlook is unchanged from July 2018. In the agriculture segment, forecasted global demand is expected to be down 2% to up 4% from 2017. In the construction/mining market segment forecasted demand is expected to be up about 9 to 15% compared to 2017.

Foreign Currency

With more than 55% of our sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for approximately 45% of our non-U.S. sales, with Brazil, Thailand, China, India and Mexico each accounting for 6 to 9% of our nine-month non-U.S. sales in 2018. Although sales in Argentina and South Africa have been less than 5% of our non-U.S. sales, exchange rate movements of those countries have been volatile and significantly impacted sales from time to time. Translation of our international activities at average exchange rates in 2016 as compared to average rates in 2015 reduced sales by $173. A weaker Argentine peso, British pound, Mexican peso, South African rand and Brazilian real reduced sales by $70, $23, $19, $18 and $11, while the euro was relatively stable in 2016. International currencies strengthened against the U.S. dollar in 2017, increasing 2017 sales by $54. A stronger euro, Brazilian real, Thai baht and South African rand more than offset a weaker Argentine peso. Comparatively stronger international currencies are currently expected to increase sales in 2018. Stronger international currencies for this year's first nine months as compared to 2017 increased sales by $68, with a stronger euro, Thai baht and Chinese renminbi, partially offset by a weaker Brazilian real and Argentine peso. With the U.S. dollar strengthening in the second half of this year, at our current sales and exchange rate outlook for the remainder of 2018, we expect year-over-year currency translation impacts on full year 2018 sales will be nominal. At sales levels in our current outlook for 2018, a 5% movement on the euro would impact our annual sales by approximately $100. A 5% change on the Brazilian real, British pound, Thai baht, Mexican peso, Indian rupee and Chinese yuan rates would impact our annual sales in each of those countries by approximately $10 to $20.

During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates. Reference is made to Note 1 of our consolidated financial statements in Item 1 of Part I for additional information.

International Markets

Trade actions initiated by the U.S. imposing tariffs on imports have been met with retaliatory tariffs by other countries, adding a level of tension and uncertainty to the global economic environment. The U.S., Canada and Mexico are negotiating the successor agreement to the North American Free Trade Agreement. The draft agreement submitted for ratification includes the imposition of tariffs on vehicles that do not meet regional raw material (steel and aluminum), part and labor content requirements. These and other actions are likely to impact trade policies with other countries and the overall global economy. The United Kingdom's decision to exit the European Union ("Brexit") continues to provide some uncertainty and potential volatility around European currencies, along with uncertain effects of future trade and other cross-border activities of the United Kingdom with the European Union and other countries.

The Brazil market is an important market for our Commercial Vehicle segment, representing about 20% of this segment's nine-month 2018 sales. Our medium/heavy truck sales in Brazil accounted for 80% of our nine-month 2018 sales in the country. Reduced market demand resulting from the weak economic environment in Brazil in 2015 led to production levels in the light vehicle and medium/heavy duty truck markets that were lower by about 22% and 44% from 2014. Continued weakness in 2016 resulted in further reductions in medium/heavy truck production of about 20% and a light vehicle production decline of around 10%. As a consequence, sales by our operations in Brazil for 2016 approximated $200, down from about $500 in 2014. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions and reduced costs to the extent practicable. As discussed in Note 2 to our consolidated financial statements in Item 8 of our 2017 Form 10-K, we completed a transaction in December 2016 that provided us with the underlying assets and personnel supporting our pre-existing business with a supplier along with some incremental business. With this transaction, we enhanced our competitive position in the market and are positioned to benefit as the Brazilian markets continue to recover. The Brazilian economy rebounded in 2017, leading to increased medium/heavy truck and light truck production of more than 25% from 2016 in each of those segments. Further economic improvement and increased production is expected in 2018. Sales in this year's first nine months are up 19% from the same period of last year as medium/heavy truck production was 31% higher than the same period of 2017 and light truck production was up about 11% from last year.

As indicated above, Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first nine months of 2018 of approximately $90 are less than 2% of our consolidated sales and our net asset exposure related to Argentina was approximately $23, including $7 of net fixed assets, at September 30, 2018.

Commodity Costs

The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper and brass. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings and component parts that include commodities. During 2018, commodity prices have been impacted by recently imposed tariffs. As suppliers paying the tariffs attempt to pass through the cost of the tariffs, we are likewise in discussions with our customers to absorb that cost. As suppliers not subject to the tariffs advantage themselves by raising prices, these price increases are generally reflected in the published commodity indexes. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes.

Prices for commodities such as steel and aluminum have risen over the past year, in part due to strong global demand and more recently due to imposition of tariffs on these products. Higher commodity prices reduced year-over-year third-quarter and nine-month earnings in 2018 by approximately $37 and $79, as compared to year-over-year earnings reductions of $17 and $36 from higher commodity prices in the same periods last year. Material recovery and other pricing actions increased third-quarter and nine-month earnings in 2018 by $22 and $44 compared to the same periods last year, whereas pricing and recovery actions increased year-over-year third-quarter and nine-month earnings in 2017 by $8 and $12.

Sales, Earnings and Cash Flow Outlook

	2018 Outlook	2017	2016
Sales	~$8,050	$7,209	$5,826
Adjusted EBITDA	~$965	$835	$660
Net cash provided by operating activities	~7.0% of Sales	$554	$384
Purchases of property, plant and equipment	~4.0% of Sales	$393	$322
Free Cash Flow	~3.0% of Sales	$161	$62

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

Weaker international currencies relative to the U.S. dollar reduced sales in 2016 by $173. Adjusted for currency, 2016 sales were relatively comparable with the preceding year, with new customer programs largely offsetting the impacts of overall weaker end user demand across our global businesses. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. In 2017, acquisitions net of divestitures increased sales by $500. Currencies in several international regions where we do business strengthened against the U.S dollar in 2017, providing a sales tailwind of $54. Adjusted for net acquisition and currency effects, sales last year increased $829, an organic increase of 14%, primarily from strengthening market demand in our global off-highway business, improving vehicle markets outside the U.S. and continued strong demand on key North America light truck programs. Our net new business backlog contributed about $225. The strong off-highway, commercial vehicle and light truck demand in this year's first nine months is expected to continue in this year's fourth quarter. When combined with net new business of about $300, a full year impact from our 2017 acquisitions and nominal year-over-year currency effects, full year 2018 sales are expected to be about $8,050 – the high end of our July outlook of $7,750 to $8,050.

Adjusted EBITDA margin as a percent of sales remained relatively constant at around 11% in 2016 as we aligned our cost with weaker demand levels in certain markets. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. We achieved Adjusted EBITDA margin growth in 2017 to 11.6% as we benefited from the operating leverage attributable to increased sales volumes, while at the same time digesting and integrating several acquisitions. Increased commodity prices in 2018 have adversely impacted this year's earnings and Adjusted EBITDA margin. Although we expect to recover a substantial share of the increased cost, with the customary lag from incurrence of the higher cost to recovery, we currently anticipate that higher commodity costs of approximately $40 will not be recovered by the end of 2018. Accordingly, we've reduced our full year 2018 Adjusted EBITDA outlook. At $965, our current outlook is $15 lower than our July expectation of being around the mid-point of an Adjusted EBITDA range of $950 to $1,010. Much of the adverse earnings impact of higher commodity costs and supply chain pressures of operating at strong levels of market demand have been offset with material costs savings, acquisition synergies and other cost reductions. As such, our Adjusted EBITDA margin outlook of around 12% represents continued year-over-year margin improvement.

We have generated positive free cash flow in recent years while increasing capital spending to support organic business growth through launching new business with customers. Lower free cash flow in 2016 was primarily attributable to our continued success in being awarded significant new customer programs. Although not scheduled to begin production until 2018 or later, many of these programs required capital investment beginning in 2016. As a result, cash used for capital investments in 2016 was $322 or 5.5% of sales and $62 higher than in 2015. The elevated level of capital spending for new customer programs continued into 2017 with our capital expenditures of $393 also being 5.5% of sales. Despite the increase in capital spending of $71 in 2017, a stronger earnings performance contributed to an increase in operating cash flows of $170 which resulted in free cash flow of $161 – 2.2% of sales and $99 higher than in 2016. Full year 2018 operating cash flows are also expected to benefit from higher earnings, combining with lower capital requirements to increase free cash flow. The annual outlay for capital investment to support new programs has begun to dissipate and return to more typical levels, with expenditures in 2018 expected to approximate $325, about 4% of sales. Partially offsetting the higher earnings and lower capital are a higher level of cash taxes and working capital investment. With the above-mentioned reduction in Adjusted EBITDA and higher working capital levels, in part to ensure supply at continued strong demand levels, we've revised our outlook for free cash flow, expecting it now to finish the year at around $240 or 3% of sales as compared to our July outlook of $280 or 3.5% of sales.

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

Summary Consolidated Results of Operations (Third Quarter, 2018 versus 2017)

	Three Months Ended September 30,
	2018		2017
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,978		$1,831		$147
Cost of sales	1,692	85.5%	1,562	85.3%	130
Gross margin	286	14.5%	269	14.7%	17
Selling, general and administrative expenses	119	6.0%	124	6.8%	(5)
Amortization of intangibles	2		4		(2)
Restructuring charges, net	9		2		7
Other expense, net	(9)				(9)
Earnings before interest and income taxes	147		139		8
Loss on extinguishment of debt			(13)		13
Interest income	3		3		—
Interest expense	24		25		(1)
Earnings before income taxes	126		104		22
Income tax expense	31		33		(2)
Equity in earnings of affiliates	1		2		(1)
Net income	96		73		23
Less: Noncontrolling interests net income	1		3		(2)
Less: Redeemable noncontrolling interests net income			1		(1)
Net income attributable to the parent company	$95		$69		$26

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended September 30,			Amount of Change Due To
	2018	2017	Increase/(Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,013	$926	$87	$(3)	$5	$85
Europe	572	537	35	(9)		44
South America	140	137	3	(23)	(5)	31
Asia Pacific	253	231	22	(7)		29
Total	$1,978	$1,831	$147	$(42)	$—	$189

Sales in the third quarter of 2018 were $147 higher than in 2017. Weaker international currencies decreased sales by $42, principally due to a weaker Brazilian real, Indian rupee and euro. The organic sales increase of $189, or 10%, resulted from stronger light truck, medium/heavy truck and global off-highway markets, and contributions from new business. Pricing actions, including material commodity price and inflationary cost recovery added sales of $22.

The North America organic sales increase was 9%. Full frame light truck production levels in this year's third quarter were 12% higher than the same period of 2017. Stronger medium/heavy truck production also contributed to the organic sales increase, with Class 8 production up about 20% compared to last year's third quarter and Classes 5-7 production up 10%.

Excluding currency effects attributable primarily to a weaker euro, sales in Europe were 8% higher than in 2017. With our significant Off-Highway presence in the region, increased demand in that market contributed to higher organic sales of about 16% in that operating segment. Sales also benefited from stronger medium/heavy truck production in the region of 2%.

A weaker Brazilian real reduced South America sales in this year's third quarter. However, more than offsetting this reduction was an organic increase in sales of 23%. Continued economic recovery in the Brazilian market was a major factor. The region overall experienced stronger production levels, with light truck production up about 4% and medium/heavy truck production higher by 18%.

Asia Pacific sales in the third quarter of 2018 were 10% higher than the same period of 2017. Currency translation decreased sales by $7 from a weaker Indian rupee. Excluding the currency effects, sales increased 13% due primarily to stronger light truck production levels, off-highway market demand and contributions from new customer programs.

Cost of sales and gross margin — Cost of sales for the third quarter of 2018 increased $130, or 8%, when compared to 2017. Similar to the factors affecting sales, the increase was primarily due to higher overall sales volumes. Cost of sales as a percent of 2018 sales was comparable to the previous year. The year-over-year increase in cost of sales was due to higher commodity prices which increased material costs by about $37, an increase in engineering and development cost of $4, higher depreciation expense of $6 and premium supply chain costs and manufacturing inefficiencies associated with higher demand levels. Partially offsetting these higher costs were material cost savings of approximately $18, cost synergies from acquisition integration, overall better cost absorption on higher production volume and lower launch-related costs and warranty.

Gross margin of $286 for 2018 increased $17 from 2017. Gross margin as a percent of sales was 14.5% in 2018, 20 basis points lower than in 2017. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2018 were $119 (6.0% of sales) as compared to $124 (6.8% of sales) in 2017. Salary and benefits expenses were $8 lower, due in part to higher incentive compensation cost in 2017. Offsetting this reduction were higher discretionary costs of $3. Contributing to the lower SG&A as a percent of sales were acquisition synergies along with disciplined cost performance despite higher sales volumes.

Restructuring charges — Restructuring charges in the third quarter of 2018 include special charges of $8 related to an early retirement offer action. Other charges in 2018 and the charges in 2017 primarily relate to continuing exit costs associated with previously announced actions.

Other expense, net — The following table shows the major components of other expense, net.

	Three Months Ended September 30,
	2018	2017
Non-service cost components of pension and OPEB costs	(3)	(1)
Government grants and incentives	3	2
Foreign exchange loss	(3)
Strategic transaction expenses	(6)	(3)
Other, net		2
Other expense, net	$(9)	$—

Strategic transaction expenses in 2018 relate primarily to the TM4 acquisition completed in this year's second quarter and continued integration costs associated with our 2017 acquisitions. These costs last year were primarily attributable to our 2017 acquisitions of the Brevini and USM operations.

As described in Note 1 to our consolidated financial statements in Item 1 of Part I, in connection with the adoption of new accounting and reporting requirements for defined employee benefit plans, non-service cost components are now classified as other expense, net. Such amounts were previously classified as cost of sales or SG&A expense. The comparative 2017 statement of operations has been revised to reflect the new classification of these costs.

Loss on extinguishment of debt — As discussed in Note 13 to our consolidated financial statements in Item 1 of Part I, we redeemed the remaining $350 of our September 2021 Notes during the third quarter of 2017. We incurred redemption premiums of $10 in connection with this repayment and wrote off $3 of previously deferred financing costs associated with the debt that was extinguished.

Interest income and interest expense — Interest income was $3 in both 2018 and 2017. Interest expense was $24 in 2018 and$25 in 2017. During 2017, through debt refinancing and cross-currency swaps, we achieved lower overall interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.3% and 5.4% in 2018 and 2017.

Income tax expense — Income tax expense for the third quarter was $31 in 2018 and $33 in 2017. The effective tax rate in this year's third quarter was 25%, which compares to an effective rate of 32% in the third quarter of 2017. The effective income tax rates vary from the U.S. federal statutory rates of 21% in 2018 and 35% in 2017 primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. Although the tax reform in the U.S. reduced the statutory tax rate to 21% for 2018, the effects of the lower rate were offset in part by the effects of increased nondeductible expenses and the global intangible low taxes income provisions which result in a certain amount of foreign earnings being subjected to U.S. tax.

In countries where our history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe that it is reasonably possible that valuation allowances of up to $37 related to subsidiaries in Argentina and Brazil will be released in the next twelve months.

Equity in earnings of affiliates — Net earnings from equity investments was $1 in 2018 compared with $2 in 2017. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $2 in 2018 and $1 in 2017. Equity in earnings from DDAC was de minimis in 2018 and $1 in 2017.

Summary Consolidated Results of Operations (Year-to-Date, 2018 versus 2017)

	Nine Months Ended September 30,
	2018		2017
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$6,170		$5,372		$798
Cost of sales	5,269	85.4%	4,562	84.9%	707
Gross margin	901	14.6%	810	15.1%	91
Selling, general and administrative expenses	383	6.2%	377	7.0%	6
Amortization of intangibles	6		9		(3)
Restructuring charges, net	17		14		3
Impairment of indefinite-lived intangible asset	(20)				(20)
Adjustment in fair value of disposal group held for sale	3				3
Other expense, net	(19)		(12)		(7)
Earnings before interest and income taxes	459		398		61
Loss on extinguishment of debt			(19)		19
Interest income	8		8		—
Interest expense	71		79		(8)
Earnings before income taxes	396		308		88
Income tax expense	75		94		(19)
Equity in earnings of affiliates	13		12		1
Net income	334		226		108
Less: Noncontrolling interests net income	6		13		(7)
Less: Redeemable noncontrolling interests net income (loss)	1		(2)		3
Net income attributable to the parent company	$327		$215		$112

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended September 30,			Amount of Change Due To
	2018	2017	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$3,097	$2,781	$316	$1	$26	$289
Europe	1,890	1,584	306	107	27	172
South America	418	371	47	(58)	(4)	109
Asia Pacific	765	636	129	18	7	104
Total	$6,170	$5,372	$798	$68	$56	$674

Sales in the first nine months of 2018 were $798 higher than in 2017. Stronger international currencies increased sales by $68, principally due to a stronger euro, Thai baht and Chinese renminbi, partially offset by a weaker Brazilian real and Argentine peso. The acquisitions of the Brevini and USM operations which occurred in last year's first quarter and TM4 which occurred in this year's second quarter, net of the divestiture of the Brazil suspension components business in this year's third quarter, generated a year-over-year increase in sales of $56. The organic sales increase of $674, or 13%, resulted from stronger light truck markets, strengthening global off-highway demand, stronger medium/heavy truck markets and contributions from new business. Pricing actions, including material commodity price and inflationary cost recovery added sales of $44.

The North America organic sales increase of 10% was driven principally by stronger production levels on certain of our key light truck programs. Overall full-frame light truck production in this year's first nine months was up 3% compared with last year. In addition, certain of our key programs had higher production levels, with one of these programs producing outgoing model vehicles along with new model vehicles during this year's first quarter. Stronger medium/heavy truck production in the first nine months of this year of about 17%, with Class 8 trucks up more than 25% and Classes 5-7 up about 7%, also contributed to higher organic sales.

A stronger euro was the primary driver of the increased sales in Europe due to currency effects. Excluding currency and acquisition effects, sales in Europe were 11% higher than in 2017. With our significant Off-Highway presence in the region, increased market demand in this segment was a major contributor. Organic sales in this operating segment were up about 17% compared with last year's first nine months.

A weaker Brazilian real and Argentine peso reduced South America sales in this year's first nine months. However, more than offsetting this reduction was an organic increase in sales of 29%. Continued economic recovery in the Brazilian market was a major factor. The region overall experienced stronger production levels, with light truck production up about 9% and medium/heavy truck production higher by about 27%.

Asia Pacific sales in the first nine months of 2018 were 20% higher than the same period of 2017. Currency translation increased sales by $18, driven by a stronger Thai baht and Chinese renminbi. Excluding currency and acquisition effects, sales increased about 16% due primarily to stronger light truck production levels, off-highway market demand and contributions from new customer programs.

Cost of sales and gross margin — Cost of sales for the first nine months of 2018 increased $707, or 15%, when compared to 2017. Similar to the factors affecting sales, the increase was primarily due to higher overall sales volumes and inclusion of a full nine months of the businesses acquired in last year's first quarter. Cost of sales as a percent of 2018 sales was 50 basis points higher than in the previous year. The increased cost of sales as a percent of sales was largely attributable to higher commodity prices which increased material costs by about $79, higher start-up and launch costs of $6, an increase in engineering and development cost of $28, higher depreciation expense of $26 and premium supply chain costs and other manufacturing inefficiencies associated with higher demand levels. Partially offsetting these higher costs were continued material cost savings of approximately $50, incremental costs of $14 in 2017 resulting from recognizing acquired inventory at fair value as part of business combination accounting, cost attributable to acquisition cost synergies from acquisition integration, and overall better cost absorption on higher production volume.

Gross margin of $901 for 2018 increased $91 from 2017. Gross margin as a percent of sales was 14.6% in 2018, 50 basis points lower than in 2017. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2018 were $383 (6.2% of sales) as compared to $377 (7.0% of sales) in 2017. Inclusion of a full nine months of the businesses acquired in last year's first quarter contributed $8 of expense. Salaries and benefits expenses decreased by $10, with higher incentive compensation expense in last year's first nine months providing a comparative reduction. Higher discretionary spending was $8, in part due to increased software technology investments and customer support related costs. Contributing to the lower SG&A as a percent of sales were acquisition synergies along with disciplined cost performance despite higher sales volumes.

Restructuring charges — Restructuring charges of $17 in 2018 include charges of $8 related to an early retirement offer action in the third quarter. The second quarter included separation costs of $5 associated with headcount reduction actions in our Brazil operations and corporate functions, in part a result of manufacturing efficiencies implemented in the operations acquired from SIFCO at the end of 2016. Restructuring charges of $14 in 2017 include $8 for employee separation costs attributable to headcount reductions in our Off-Highway segment as part of the BPT and BFP acquisition integration actions. Other charges in both periods primarily relate to continuing exit costs associated with previously announced actions.

Impairment charges — During this year's second quarter, we wrote off the in-process research and development intangible asset recognized as part of a 2012 acquisition. Reference is made to the Management Overview & Initiatives section in Item 2 of Part I and Note 4 of the consolidated financial statements in Item 1 of Part I for additional information.

Other expense, net — The following table shows the major components of other expense, net.

	Nine Months Ended September 30,
	2018	2017
Non-service cost components of pension and OPEB costs	$(10)	$(4)
Government grants and incentives	8	6
Foreign exchange loss	(7)	(3)
Strategic transaction expenses, net of transaction breakup fee income	(13)	(20)
Amounts attributable to previously divested/closed operations		3
Other, net	3	6
Other expense, net	$(19)	$(12)

Significant transaction expenses were incurred in the first nine months of 2018 in connection with our efforts to acquire the driveline business of GKN plc, the TM4 acquisition and transaction costs associated with other strategic opportunities and continued costs associated with integration of the Brevini and USM operations acquired in last year's first quarter. With our GKN bid not succeeding, we were entitled to a $40 contractual transaction breakup fee that was recognized in this year's first quarter and received in April. Strategic transaction expenses in 2017 are primarily attributable to our acquisitions of the Brevini and USM operations in last year's first quarter.

As described in Note 1 to our consolidated financial statements in Item 1 of Part I, in connection with the adoption of new accounting and reporting requirements for defined employee benefit plans, non-service cost components are now classified as other expense, net. Such amounts were previously classified as cost of sales or SG&A expense. The comparative 2017 statement of operations has been revised to reflect the new classification of these costs.

Loss on extinguishment of debt — As discussed in Note 12 to our consolidated financial statements in Item 1 of Part I, we redeemed $100 of our September 2021 Notes, repaid indebtedness of our BPT and BFP subsidiaries and repaid certain bank debt in Brazil during the second quarter of 2017, and we redeemed the remaining $350 of our September 2021 Notes in the third quarter of 2017. We incurred redemption premiums of $15 in connection with these repayments and wrote off $4 of previously deferred financing costs associated with the debt that was extinguished.

Interest income and interest expense — Interest income was $8 in both 2018 and 2017. Interest expense decreased from $79 in 2017 to $71 in 2018 primarily due to a lower average interest rate on borrowings. During 2017, through debt refinancing and cross-currency swaps, we achieved lower overall interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.2% and 5.6% in 2018 and 2017.

Income tax expense — Income tax expense for the first nine months was $75 in 2018 and $94 in 2017. The lower 2018 tax expense was attributable to several discrete items in this year's second quarter. During the second quarter of 2018, we recognized a benefit of $46 related to U.S. state law changes and the development and implementation of a tax planning strategy which adjusted federal tax credits, federal and state net operating losses and the associated valuation allowances. Partially offsetting this benefit was $7 of expense to settle outstanding tax matters in a foreign jurisdiction and foreign taxes related to cash repatriation actions. Excluding these discrete items, the effective tax rate was 29% for the first nine months of 2018 versus 31% for the first nine months of 2017. The effective income tax rates vary from the U.S. federal statutory rates of 21% in 2018 and 35% in 2017 primarily due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes. Although tax reform in the U.S. reduced the statutory tax rate to 21% for 2018, the effects of the lower rate were offset in part by the effects of increased nondeductible expenses and the global intangible low taxes income provisions which result in a certain amount of foreign earnings being subjected to U.S. tax.

In countries where our history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe that it is reasonably possible that valuation allowances of up to $37 related to subsidiaries in Argentina and Brazil will be released in the next twelve months.

Equity in earnings of affiliates — Net earnings from equity investments was $13 in 2018 compared with $12 in 2017. Equity in earnings from BSFB was $6 in 2018 and $8 in 2017. Equity in earnings from DDAC was $6 in 2018 and $4 in 2017, inclusive of a $3 charge for asset transfer and conversion of certain assets.

Segment Results of Operations (2018 versus 2017)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$805	$91	11.3%	$2,369	$273	11.5%
Volume and mix	70	20		313	67
Performance	12	(8)		20	(41)
Currency effects	(8)	(1)			(2)
2018	$879	$102	11.6%	$2,702	$297	11.0%

Light Vehicle sales in the third quarter and first nine months of 2018, exclusive of currency effects and increased sales of $18 from the acquisition of USM – Warren on March 1 of last year, were 10% and 13% higher than the same period of 2017. While North America full frame light truck production in this year's first nine months was up 3% compared with the first nine months of 2017, we experienced a significant volume-related sales increase from one of our largest customer programs for which production continued on the outgoing model during this year's first three months concurrent with production of the new model vehicle. Stronger light truck production levels in Europe, South America and Asia Pacific also contributed to higher sales volumes. Customer pricing and cost recovery impacts provided a year-over-year increase in sales of $12 in the third quarter and $20 in the first nine months.

Light Vehicle segment EBITDA in this year's third quarter increased by $11 when compared to the same period of 2017, with segment EBITDA for the first nine months higher by $24. Higher sales volumes provided a year-over-year quarterly benefit of $20 and nine-month benefit of $67. The year-over-year performance-related earnings reduction in the third quarter resulted from increased commodity costs of $16, higher engineering and development costs of $3 and cost performance and other items which reduced earnings by $10. Net pricing and material cost recovery of $6, material cost savings of $8 and lower new program start-up and launch-related costs of $7 provided a partial offset. The nine-month performance related reduction was driven by $25 of higher commodity costs, higher engineering and development costs of $15 and incremental new program start-up and launch-related costs of $5, primarily attributable to one of our major North American customer programs, with premium freight, cost performance and other items reducing segment earnings by $29. Net pricing and material recovery of $14 and material cost savings of $19 provided a partial offset.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$371	$33	8.9%	$1,057	$91	8.6%
Volume and mix	45	10		157	31
Performance	13	(2)		24	(10)
Currency effects	(23)	(2)		(21)	2
2018	$406	$39	9.6%	$1,217	$114	9.4%

Excluding currency effects, Commercial Vehicle sales in the third quarter and first nine months of 2018 increased 16% and 17% compared to last year. The volume-related increase was primarily attributable to higher production levels in North America where Class 8 production in this year's third quarter and first nine months was up about 20% and 26% from 2017, and Classes 5-7 production was up 10% and 7%. With the improving economy in Brazil, our sales volume in 2018 benefited from higher year-over-year production levels in that country of around 20% for the third quarter and 31% for the first nine months. Also contributing to the higher sales volume was higher production in Europe during the first nine months of 2018. Customer pricing and cost recovery actions increased year-over-year third-quarter and nine-month sales by $13 and $24.

Commercial Vehicle third-quarter segment EBITDA increased by $6 from last year, with nine-months earnings higher by $23. Higher sales volumes increased third quarter and first nine months of 2018 earnings by $10 and $31. Higher commodity costs decreased performance-related earnings in the third quarter by $11 and in the first nine months by $25, with net pricing and material recovery actions providing partial offsets of $6 and $17. Higher year-over-year material cost savings improved segment earnings by $4 in the third quarter and $10 for the nine-month year-to-date period. Higher year-over-year third-quarter engineering and development costs of $3 and warranty of $2, were partially offset by cost performance and other items of $4. Higher engineering and development costs of $5 and premium freight, cost performance and other items of $7 reduced segment earnings in the current year's first nine months as compared to 2017.

Off-Highway

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$384	$55	14.3%	$1,107	$157	14.2%
Volume and mix	33	8		213	51
Performance	16	7		18	10
Currency effects	(8)	(1)		64	2
2018	$425	$69	16.2%	$1,402	$220	15.7%

Off-Highway sales in the third quarter and first nine months of 2018, exclusive of currency effects and increased sales of $38 from the acquisition of the Brevini BFP and BPT operations on February 1 of last year, were 13% and 17% higher than the same period of 2017, primarily from higher global end-market demand. Customer pricing and cost recovery actions increased year-over-year third-quarter and nine-month sales by $16 and $18.

Off-Highway segment EBITDA increased by $14 in this year's third quarter and $63 in this year's first nine months when compared with the same periods of 2017. Increased market demand was the primary driver of the volume and mix earnings improvement. The performance-related improvement in third quarter year-over-year earnings was due primarily to net pricing and material cost recovery of $10 and material cost savings of $4, partially offset by higher commodity costs of $5 and increased engineering and development costs of $2. For this year's first nine months, year-over-year segment earnings benefited from net pricing and material cost recovery of $12, material cost savings of $15 and other cost savings of $5, partially offset by higher commodity costs of $18 and higher engineering and development costs of $4.

Power Technologies

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2017	$271	$41	15.1%	$839	$132	15.7%
Volume and mix	2	1		(14)	(4)
Performance	(2)	(9)		(1)	(13)
Currency effects	(3)			25	2
2018	$268	$33	12.3%	$849	$117	13.8%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, sales for the third quarter were flat with 2017 while sales for the first nine months of 2018 were 2% lower than the same period of last year, primarily due to programs that were scheduled to roll off in this year, along with weaker passenger car demand.

Segment EBITDA in this year's third quarter was lower by $8 when compared to the same period of 2017, while comparative nine-month earnings were lower by $15. The performance-related deterioration of $9 in the third quarter of this year resulted from higher commodity costs of $5 and cost performance and operating inefficiencies of $8, partially offset by material cost savings of $2 and lower warranty costs of $2. A reduction of $13 in nine-month performance-related earnings was driven by higher commodity costs of $11, increased engineering and development cost of $4 and cost performance and operating inefficiencies of $7, with material cost savings of $6 and other items of $3 providing a partial offset.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$96	$73	$334	$226
Equity in earnings of affiliates	1	2	13	12
Income tax expense	31	33	75	94
Earnings before income taxes	126	104	396	308
Depreciation and amortization	66	62	195	172
Restructuring	9	2	17	14
Interest expense, net	21	22	63	71
Acquisition related inventory adjustments				14
Impairment of indefinite-lived intangible asset			20
Other*	18	26	43	59
Adjusted EBITDA	$240	$216	$734	$638

*
Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses, net of transaction breakup fees, loss on extinguishment of debt and other items.  See Note 20 to our consolidated financial statements in Item 1 of Part I for additional details. Non-service cost components of pension and OPEB costs were excluded from adjusted EBITDA in 2018 concurrent with adoption of ASU 2017-07 which required such cost to be classified outside of operating income. While prior period amounts have been reclassified on our consolidated statement of operations for U.S. GAAP reporting purposes, we did not adjust prior period adjusted EBITDA on the basis of materiality. Had we conformed adjusted EBITDA for the third quarter and first nine months of 2017, adjusted EBITDA would have been $218 and $643, respectively.

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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$124	$181	$237	$361
Purchases of property, plant and equipment	(90)	(82)	(235)	(251)
Free cash flow	$34	$99	$2	$110

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at September 30, 2018:

Cash and cash equivalents	$322
Less: Deposits supporting obligations	(5)
Available cash	317
Additional cash availability from Revolving Facility	579
Marketable securities	36
Total liquidity	$932

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion.

The components of our September 30, 2018 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$8	$145	$153
Cash and cash equivalents held as deposits		5	5
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	163	164
Consolidated cash balance	$9	$313	$322

A portion of the non-U.S. cash and cash equivalents is utilized for working capital and other operating purposes. Several countries have local regulatory requirements that restrict the ability of our operations to repatriate this cash. Beyond these restrictions, there are practical limitations on repatriation of cash from certain subsidiaries because of the resulting tax withholdings and subsidiary by-law restrictions which could limit our ability to access cash and other assets.

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

At September 30, 2018, we had no outstanding borrowings under the Revolving Facility but we had utilized $21 for letters of credit. We had availability at September 30, 2018 under the Revolving Facility of $579 after deducting the outstanding letters of credit.

At September 30, 2018, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $100 to $200 on March 24, 2018. The share repurchase program expires on December 31, 2019. During the first nine months of 2018, we paid $25 to acquire 1,055,000 shares of common stock in the open market.

During the third quarter of 2018, as part of a planned legal entity restructuring, we received $22 from Yulon Motor Co., Ltd. for a direct ownership interest in two of our consolidated operating subsidiaries. Yulon’s ownership interest in the two consolidated operating subsidiaries did not change as a result of the transactions, as it previously owned the same percentages indirectly through a series of our consolidated holding companies. The $22, less any withholding taxes, will be returned to Yulon in the form of a dividend in the fourth quarter of 2018.

On July 30, 2018, we entered into a definitive agreement to purchase Oerlikon Drive Systems for 600 Swiss francs. Committed financing has been arranged to complete the transaction. Subject to customary regulatory approval, the acquisition is expected to close in the first quarter of 2019.

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

Cash Flow

	Nine Months Ended September 30,
	2018	2017
Cash used for changes in working capital	$(269)	$(80)
Other cash provided by operations	506	441
Net cash provided by operating activities	237	361
Net cash used in investing activities	(385)	(437)
Net cash used in financing activities	(122)	(113)
Net decrease in cash, cash equivalents and restricted cash	$(270)	$(189)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $506 and $441 in 2018 and 2017. The year-over-year increase in other cash provided by operations is primarily attributable to higher operating earnings, partially offset by higher cash taxes paid in 2018.

Working capital used cash of $269 and $80 in 2018 and 2017. Cash of $262 and $242 was used to finance increased receivables in 2018 and 2017. The higher level of cash required for receivables in 2018 was due primarily to higher year-over-year sales. Cash of $174 and $87 was used to fund higher inventory levels in 2018 and 2017. In addition to the higher sales levels, the higher cash use in 2018 is reflective of higher material costs and an increased safety stock of certain materials to satisfy customer requirements. Partially offsetting cash used for higher receivables and inventory in both 2018 and 2017 was cash provided by increases in accounts payable and other net liabilities of $167 and $249. Cash provided by accounts payable and other liabilities in the nine months of 2018 was reduced by payment of higher incentive compensation accrued in 2017. In the nine months of 2017, cash generated from increased accounts payable was reduced by a $25 payment in connection with the USM – Warren acquisition to settle trade payable obligations at the date of closing.

Investing activities — Expenditures for property, plant and equipment were $235 and $251 in 2018 and 2017. Although still at elevated levels, capital expenditures have decreased in 2018 with lower requirements to support new business launches with customers. In June 2018, we paid $125 to acquire a 55% ownership in TM4 and, pursuant to our purchase and sale agreement for the BFP and BPT acquisitions in 2017, we made a net payment of $20 to complete a required purchase of real estate and settle purchase price adjustment amounts owed by the seller. During 2018, we completed the sale of our Brazil suspension components business resulting in a net cash outflow of $6, as the cash transfered to the buyer in the transaction exceeded the proceeds received from the buyer. During 2017, we paid $104, net of cash and restricted cash acquired, to purchase 80% ownership interests in BFP and BPT and $78 to acquire USM – Warren. During 2018 and 2017, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities.

Financing activities — During the first nine months of 2018 we used cash of $25 to repurchase 1,055,000 common shares. During the third quarter of 2018, we paid $43 to acquire Brevini's remaining 20% ownership interests in BFP and BPT. Also during the third quarter of 2018, Yulon Motor Co., Ltd. (Yulon) paid $22 to acquire a direct ownership interest in two of our consolidated operating subsidiaries. Yulon's ownership interest in the two consolidated operating subsidiaries did not change as a result of the transactions, as it previously owned the same percentages indirectly through a series of consolidated holding companies. During 2017, DFL completed the issuance of $400 of its April 2025 Notes and paid financing costs of $6 related to the notes. We paid financing costs of $3 related to our Term Facility and Revolving Facility and drew the entire $275 available under the Term Facility. We redeemed all $450 of our September 2021 Notes at a $14 premium, repaid indebtedness of a wholly-owned subsidiary in Brazil at a premium of $1 and repaid indebtedness of our BPT and BFP subsidiaries. We used $43 and $26 for dividend payments to common stockholders in 2018 and 2017.

Off-Balance Sheet Arrangements

There have been no material changes at September 30, 2018 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2017 Form 10-K.

Contractual Obligations

There have been no material changes at September 30, 2018 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2017 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2017 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2017 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the nine months ended September 30, 2018. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted in the first half of 2018.

Pension Plans – In October 2017, the Dana Board of Directors authorized the company to pursue termination of one of its U.S. defined benefit pension plans. Ultimate plan termination is subject to prevailing market conditions and other considerations, including interest rates and annuity pricing. We measured the benefit obligations of this plan at the end of 2017 using assumptions that reflect the manner in which the liabilities are expected to be settled, including assumptions around whether liabilities will be settled through lump sum payments or purchase of annuities and the cost to purchase annuities. Using the same plan termination assumptions, an indicative current market discount rate of 4.19%, and an assumption that current plan assets will earn at the expected rate of return the remainder of this year, at December 31, 2018 projected plan benefit obligations are expected to approximate $935, with plan assets of $790 and a pre-tax deferred actuarial loss of $350. In the event the company proceeds with effectuating termination, subject to regulatory approval, settlement of the plan obligations is expected to occur in the first half of 2019. The ultimate cash contribution required to effect settlement of the obligations in the first half of 2019 is expected to approximate the unfunded plan benefit obligations, however the actual amount will depend on the actual manner of settlement selected by participants, the prevailing cost of annuities at that time and plan asset returns prior to settlement. Interest rate changes and asset returns prior to settlement will similarly impact the actual pre-tax deferred actuarial loss in accumulated other comprehensive income that will be recognized as expense at time of settlement.

Long-term interest rates on high quality corporate debt instruments, which are used to determine the discount rates used in the valuation of our other U.S. defined benefit pension obligations, have increased during 2018. The higher interest rates, if unchanged during the fourth quarter, would result in a year-end discount rate of 4.22% for our U.S. plans that are not being terminated versus the 3.55% discount rate used at the end of 2017. Our return on pension assets through the first nine months of 2018 has been lower than our 6.0% annual expected return on the related plan assets. Notwithstanding other changes in assumptions, we would expect the use of a discount rate of 4.22% and earning a 6.0% annualized return on plan assets during the fourth quarter to result in an immaterial actuarial loss for these U.S. defined benefit plans at December 31, 2018.

Considering the impacts described above, the funded status of our U.S. defined benefit pension plans that are not being terminated would approximate 92% at the end of 2018, comparable to the funded position at the end of 2017. We currently expect there to be no minimum funding requirements for our U.S. plans in 2019.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended June 30, 2018, we acquired a 55% ownership interest in TM4 Inc. (TM4) and are currently integrating TM4 into our operations, compliance programs and internal control processes. As permitted by SEC guidance, management intends to exclude TM4 from its assessment of internal controls over financial reporting as of December 31, 2018.

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

Item 1A. Risk Factors

The risk factor "We may be adversely impacted by changes in trade policies and proposed or imposed tariffs, including but not limited to, the imposition of new tariffs by the U.S. government on imports to the U.S. and/or the imposition of retaliatory tariffs by foreign countries." has been added to our risk factors disclosed in Item 1A of our 2017 Form 10-K.

We may be adversely impacted by changes in trade policies and proposed or imposed tariffs, including but not limited to, the imposition of new tariffs by the U.S. government on imports to the U.S. and/or the imposition of retaliatory tariffs by foreign countries.

Section 232 of the Trade Expansion Act of 1962, as amended (the Trade Act), gives the executive branch of the U.S. government broad authority to restrict imports in the interest of national security by imposing tariffs. During 2018, the U.S. government concluded that imported steel and aluminum threaten to impair the national security and imposed tariffs on steel and aluminum imported from certain countries. Certain foreign countries have responded with retaliatory tariffs. The U.S. government is currently investigating imported passenger vehicles and automotive parts to determine if they are weakening our internal economy and may impair national security. Section 301 of the Trade Act gives the executive branch broad authority to impose tariffs against countries that make unjustified, unreasonable, or discriminatory trade actions. During 2018, the U.S. government concluded that China’s trade policies harm U.S. business and workers and threaten the long-term competitiveness of the U.S. and has imposed tariffs on numerous Chinese imports. China has responded with retaliatory tariffs. The U.S., Canada and Mexico are negotiating the successor agreement to the North American Free Trade Agreement (NAFTA). The draft agreement submitted for ratification includes the imposition of tariffs on vehicles that do not meet regional raw material (steel and aluminum), part and labor content requirements.

We continue to work with our customers to recover a portion of our increased costs, and with our suppliers to defray costs, associated with tariffs that have been imposed on imported steel and aluminum. While we have been successful in the past recovering a significant portion of costs increases, there is no assurance that cost increases resulting from trade policies and tariffs will not adversely impact our profitability. Our sales may also be adversely impacted if tariffs are assessed directly on the products we produce or on our customers’ products containing content sourced from us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $100 to $200 on March 24, 2018. The share repurchase program expires on December 31, 2019. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions, available growth opportunities and other considerations. No shares of our common stock were repurchased under the program during the third quarter of 2018.

Item 6. Exhibits

Exhibit No.	Description

2.1	Share and Loan Purchase Agreement, dated July 29, 2018 among OC Oerlikon Corporation AG, Pfäffikon and Dana International S.à r.l. filed August 2, 2018 and incorporated by reference herein.

3.1	Third Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Registrant's Current Reports on Form 8-K filed May 2, 2018 and incorporated by reference herein.

3.2	Amended and Restated Bylaws. Filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed May 2, 2018 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	October 29, 2018	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer