Form 10-Q
period 2019-03-31
DANA INC
filed 2019-05-02
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2019
Commission File Number: 1-1063

Dana Incorporated
(Exact name of registrant as specified in its charter)

Delaware	26-1531856
(State of incorporation)	(IRS Employer Identification Number)

3939 Technology Drive, Maumee, OH	43537
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 887-3000

Common stock $0.01 par value	New York Stock Exchange	DAN
(Title of each class)	(Name of exchange on which registered)	(Trading Symbol)

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

There were 143,912,782 shares of the registrant’s common stock outstanding at April 19, 2019.

DANA INCORPORATED – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated
Consolidated Statement of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net sales	$2,163	$2,138
Costs and expenses
Cost of sales	1,863	1,831
Selling, general and administrative expenses	136	130
Amortization of intangibles	2	2
Restructuring charges, net	9	1
Other expense, net	(13)
Earnings before interest and income taxes	140	174
Interest income	2	3
Interest expense	27	24
Earnings before income taxes	115	153
Income tax expense	20	48
Equity in earnings of affiliates	6	6
Net income	101	111
Less: Noncontrolling interests net income	4	2
Less: Redeemable noncontrolling interests net income (loss)	(1)	1
Net income attributable to the parent company	$98	$108

Net income per share available to common stockholders
Basic	$0.68	$0.74
Diluted	$0.68	$0.73

Weighted-average common shares outstanding
Basic	143.9	145.6
Diluted	144.8	147.5

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income	$101	$111
Other comprehensive income (loss), net of tax:
Currency translation adjustments	27	10
Hedging gains and losses	5	(8)
Defined benefit plans	5	7
Other comprehensive income	37	9
Total comprehensive income	138	120
Less: Comprehensive income attributable to noncontrolling interests	(2)	(2)
Less: Comprehensive income attributable to redeemable noncontrolling interests	(4)	(2)
Comprehensive income attributable to the parent company	$132	$116

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Balance Sheet (Unaudited)
(In millions, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$383	$510
Marketable securities	20	21
Accounts receivable
Trade, less allowance for doubtful accounts of $8 in 2019 and $9 in 2018	1,416	1,065
Other	202	178
Inventories	1,282	1,031
Other current assets	140	102
Total current assets	3,443	2,907
Goodwill	456	264
Intangibles	185	164
Deferred tax assets	464	445
Other noncurrent assets	87	80
Investments in affiliates	226	208
Operating lease assets	181
Property, plant and equipment, net	2,242	1,850
Total assets	$7,284	$5,918

Liabilities and equity
Current liabilities
Short-term debt	$14	$8
Current portion of long-term debt	41	20
Accounts payable	1,448	1,217
Accrued payroll and employee benefits	207	186
Taxes on income	62	47
Current portion of operating lease liabilities	39
Other accrued liabilities	302	269
Total current liabilities	2,113	1,747
Long-term debt, less debt issuance costs of $29 in 2019 and $18 in 2018	2,425	1,755
Noncurrent operating lease liabilities	147
Pension and postretirement obligations	602	561
Other noncurrent liabilities	353	313
Total liabilities	5,640	4,376
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	105	100
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 143,901,808 and 144,663,403 shares outstanding	2	2
Additional paid-in capital	2,372	2,368
Retained earnings	538	456
Treasury stock, at cost (10,095,558 and 8,342,185 shares)	(150)	(119)
Accumulated other comprehensive loss	(1,328)	(1,362)
Total parent company stockholders' equity	1,434	1,345
Noncontrolling interests	105	97
Total equity	1,539	1,442
Total liabilities and equity	$7,284	$5,918
The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$101	$111
Depreciation	73	64
Amortization	4	3
Amortization of deferred financing charges	1	1
Earnings of affiliates, net of dividends received	(5)	(5)
Stock compensation expense	5	4
Deferred income taxes	(14)	12
Pension contributions, net	4
Change in working capital	(175)	(216)
Other, net	(10)	(2)
Net cash used in operating activities	(16)	(28)
Investing activities
Purchases of property, plant and equipment	(98)	(65)
Acquisition of businesses, net of cash acquired	(606)
Purchases of marketable securities	(5)	(17)
Proceeds from sales of marketable securities		4
Proceeds from maturities of marketable securities	6	11
Settlements of undesignated derivatives	(20)
Other, net	(1)
Net cash used in investing activities	(724)	(67)
Financing activities
Net change in short-term debt	(2)	(7)
Proceeds from long-term debt	675
Repayment of long-term debt	(9)	(1)
Deferred financing payments	(12)
Dividends paid to common stockholders	(14)	(15)
Distributions to noncontrolling interests	(1)	(1)
Contributions from noncontrolling interests	1
Repurchases of common stock	(25)
Other, net	(3)	(4)
Net cash provided by (used in) financing activities	610	(28)
Net decrease in cash, cash equivalents and restricted cash	(130)	(123)
Cash, cash equivalents and restricted cash – beginning of period	520	610
Effect of exchange rate changes on cash balances	5	14
Less: Cash contributed to disposal group		(10)
Cash, cash equivalents and restricted cash – end of period (Note 6)	$395	$491

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$84	$81
The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions

3.	Disposal Groups and Divestitures

4.	Goodwill and Other Intangible Assets

5.	Restructuring of Operations

6.	Supplemental Balance Sheet and Cash Flow Information

7.	Leases

8.	Stockholders' Equity

9.	Redeemable Noncontrolling Interests

10.	Earnings per Share

11.	Stock Compensation

12.	Pension and Postretirement Benefit Plans

13.	Marketable Securities

14.	Financing Agreements

15.	Fair Value Measurements and Derivatives

16.	Commitments and Contingencies

17.	Warranty Obligations

18.	Income Taxes

19.	Other Expense, Net

20.	Revenue from Contracts with Customers

21.	Segments

22.	Equity Affiliates

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our Annual Report on Form-K for the year ended December 31, 2018 (the "2018 Form 10-K").

Recently adopted accounting pronouncements

On January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), using the modified retrospective approach and an application date of January 1, 2019. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting. This transition method resulted in the recognition of a right-of-use asset and a lease liability for virtually all leases at the application date with a cumulative-effect adjustment to retained earnings. Short-term leases of less than 12 months have not been recorded on the balance sheet.

We elected the package of practical expedients, which among other things, allowed us to carry forward the historical lease classification. We did not elect the practical expedient that allowed for hindsight to determine the lease term of existing leases. We separated the lease components from the non-lease components of each lease arrangement and, therefore, did not elect the practical expedient that would enable us to not separate them.

We also adopted the following standards during the first quarter of 2019, none of which had a material impact on our financial statements or financial statement disclosures:

Standard	Effective Date
2017-11
Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging – (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception
January 1, 2019

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

Note 2. Acquisitions

Oerlikon Drive Systems — On February 28, 2019, we acquired a 100% ownership interest in the Oerlikon Drive Systems (“ODS”) segment of the Oerlikon Group. ODS is a global manufacturer of high-precision gears, planetary hub drives for wheeled and tracked vehicles, and products, controls, and software that support vehicle electrification across the mobility industry. The acquisition of ODS is expected to deliver significant long-term value by accelerating our commitment to vehicle electrification and strengthening the technology portfolio for each of our end markets while further expanding and balancing the manufacturing presence of our off-highway business in key geographical markets. The business employs approximately 5,900 people and operates 10 manufacturing and engineering facilities in China, India, Italy, the United Kingdom, and the United States, with two additional facilities under construction in China.

We paid $626 at closing which was funded primarily through debt proceeds. See Note 14 for additional information. The purchase consideration and related provisional allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Purchase consideration paid at closing	$626
Less purchase consideration to be recovered for indemnified matters	(4)
Total purchase consideration	$622

Cash and cash equivalents	$76
Accounts receivable - Trade	150
Accounts receivable - Other	15
Inventories	202
Other current assets	16
Goodwill	126
Deferred tax assets	37
Other noncurrent assets	28
Investments in affiliates	7
Property, plant and equipment	345
Current portion of long-term debt	(2)
Accounts payable	(151)
Accrued payroll and employee benefits	(33)
Other accrued liabilities	(48)
Long-term debt	(8)
Pension and postretirement obligations	(47)
Other noncurrent liabilities	(83)
Noncontrolling interests	(8)
Total purchase consideration allocation	$622

The purchase consideration and the fair value of the assets acquired and liabilities assumed are provisional and could be revised as a result of additional information obtained regarding indemnified matters and liabilities assumed and revisions of provisional estimates of fair values, including but not limited to, the completion of independent appraisals and valuations related to intangibles and the equity method investment.

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce and is not deductible for tax purposes. We used a replacement cost method to value fixed assets. Property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from three to twenty-five years.

The results of operations of ODS are reported in our Off-Highway and Commercial Vehicle operating segments. Transaction related expenses associated with completion of the acquisition totaling $12 were charged to other expense, net. During the first quarter of 2019, the business contributed sales of $75.

The following unaudited pro forma information has been prepared as if the ODS acquisition and the related debt financing had occurred on January 1, 2018.

	Three Months Ended March 31,
	2019	2018
Net sales	$2,308	$2,360
Net income	$126	$89

The unaudited pro forma results include adjustments primarily related to purchase accounting, interest expense related to the proceeds of debt used in connection with the acquisition of ODS, and non-recurring strategic transaction expense. The unaudited pro forma financial information is not indicative of the operational results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of Dana’s future operational results.

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

Total purchase consideration	$88

Accounts receivable - Trade	4
Accounts receivable - Other	1
Inventories	8
Goodwill	68
Intangibles	24
Other noncurrent assets	1
Property, plant and equipment	5
Short-term debt	(8)
Accounts payable	(6)
Accrued payroll and employee benefits	(1)
Other accrued liabilities	(1)
Other noncurrent liabilities	(7)
Total purchase consideration allocation	$88

The fair value of the assets acquired and liabilities assumed are provisional and could be revised as a result of additional information obtained regarding liabilities assumed and revisions of provisional estimates of fair values including but not limited to, the completion of independent appraisals and valuations related to intangibles.

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce and is not deductible for tax purposes. The provisional fair values assigned to intangibles include $15 allocated to developed technology and $9 allocated to customer relationships. We used the relief from royalty method, an income approach, to value developed technology. We used the multi-period excess earnings method, an income approach, to value customer relationships. We used a replacement cost method to value fixed assets. The developed technology and customer relationship intangible assets are being amortized on a straight-line basis over twelve and ten years, respectively, and property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from one to twenty years.

The results of operations of the business are reported in our Off-Highway operating segment from the date of acquisition. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements were presented. During the first quarter of 2019, the business contributed sales of $6.

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

We paid $125 at closing, using cash on hand. The purchase consideration and the related allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Total purchase consideration	$125

Cash and cash equivalents	$3
Accounts receivable - Trade	3
Accounts receivable - Other	1
Inventories	4
Goodwill	148
Intangibles	24
Investments in affiliates	49
Property, plant and equipment	5
Accounts payable	(2)
Accrued payroll and employee benefits	(1)
Other accrued liabilities	(7)
Redeemable noncontrolling interest	(102)
Total purchase consideration allocation	$125

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

Dana is consolidating TM4 as the governing documents provide Dana with a controlling financial interest. The results of operations of the business are reported in our Commercial Vehicle operating segment from the date of acquisition. Transaction related expenses associated with completion of the acquisition totaling $5 were charged to other expense, net in 2018. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented. During 2018, the business contributed sales of $11.

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

Note 3. Disposal Groups and Divestitures

Disposal group held for sale — In December 2017, we entered into an agreement to divest our Brazil suspension components business (the disposal group) for no consideration to an unaffiliated company. The results of operations of the Brazil suspension components business were reported within our Commercial Vehicle operating segment. To effectuate the sale, Dana was obligated to contribute $10 of additional cash to the business prior to closing. We classified the disposal group as held for sale at December 31, 2017, recognizing a $27 loss to adjust the carrying value of the net assets to fair value and to recognize the liability for the additional cash required to be contributed to the business prior to closing. During the first quarter of 2018, we made the required cash contribution to the disposal group. After being unable to complete the transaction with the counterparty to the December 2017 agreement, we entered into an agreement with another third party in June 2018. The transaction with the new counterparty closed in July 2018 and we received cash proceeds of $2. We reversed $3 of the previously recognized $27 pre-tax loss, inclusive of the proceeds received in July 2018, during the second quarter of 2018.

Note 4. Goodwill and Other Intangible Assets

Goodwill — The change in the carrying amount of goodwill in 2019 is due to currency fluctuation and the acquisitions of SME and ODS. See Note 2 for additional information on recent acquisitions.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2018	$3	$150	$105	$6	$264
Acquisitions			194		194
Currency impact		3	(5)		(2)
Balance, March 31, 2019	$3	$153	$294	$6	$456

Components of other intangible assets —

		March 31, 2019			December 31, 2018
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	9	$121	$(89)	$32	$107	$(89)	$18
Trademarks and trade names	16	16	(4)	12	16	(4)	12
Customer relationships	8	465	(399)	66	460	(400)	60
Non-amortizable intangible assets
Trademarks and trade names		75		75	74		74
Used in research and development activities		20	(20)	—	20	(20)	—
		$697	$(512)	$185	$677	$(513)	$164

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

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at March 31, 2019 were as follows: Light Vehicle — $27, Commercial Vehicle — $54, Off-Highway — $95 and Power Technologies — $9.

Amortization expense related to amortizable intangible assets —

	Three Months Ended March 31,
	2019	2018
Charged to cost of sales	$1	$1
Charged to amortization of intangibles	2	2
Total amortization	$3	$3

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2019 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2019	2020	2021	2022	2023
Amortization expense	$8	$10	$10	$10	$10

Note 5. Restructuring of Operations

Our restructuring activities have historically included rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations and reducing overhead costs. In recent years, however, in response to lower demand and other market conditions in certain businesses, our focus has primarily been headcount reduction initiatives to reduce operating costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs, including certain operating costs of facilities that we are in the process of closing.

Restructuring charges of $9 in the first quarter of 2019 were comprised of severance and benefit costs related to integration of the ODS acquisition, headcount reductions across our operations and exit costs related to previously announced actions.

During the first quarter of 2018, we continued to execute our previously announced actions. Restructuring expense was $1, primarily representing continuing exit costs associated with previously announced actions.

In accordance with the transition provisions of the new leasing standard, we reclassified $4 of previously accrued lease cease-use costs as an adjustment to the initial measurement of the related right-of-use operating lease asset.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, December 31, 2018	$25	$4	$29
Charges to restructuring	7	2	9
Cash payments	(6)	(2)	(8)
Lease cease-use reclassification		(4)	(4)
Balance, March 31, 2019	$26	$—	$26

At March 31, 2019, the accrued employee termination benefits include costs to reduce approximately 300 employees to be completed over the next year.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at March 31, 2019.

	Expense Recognized			Future Cost to Complete
	Prior to 2019	2019	Total to Date
Commercial Vehicle	$35	$1	$36	$7

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	March 31, 2019	December 31, 2018
Raw materials	$515	$433
Work in process and finished goods	822	649
Inventory reserves	(55)	(51)
Total	$1,282	$1,031

Cash, cash equivalents and restricted cash at —

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$383	$510	$479	$603
Restricted cash included in other current assets	9	7	8	3
Restricted cash included in other noncurrent assets	3	3	4	4
Total cash, cash equivalents and restricted cash	$395	$520	$491	$610

Note 7. Leases

Our global lease portfolio represents leases of real estate, including manufacturing, assembly and office facilities, while the remainder represents leases of personal property, including manufacturing, material handling and IT equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Short term lease costs were insignificant in the three months ended March 31, 2019. We account for lease components separately from the non-lease components of each lease arrangement.

Our leases generally have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 7 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides a summary of the location and amounts related to finance leases recognized in the consolidated balance sheet.

	Classification	March 31, 2019
Finance lease right-of-use assets	Property, plant and equipment, net	$42
Finance lease liabilities	Current portion of long-term debt	5
Finance lease liabilities	Long-term debt	25

Components of lease expense —

Three Months Ended March 31, 2019
Operating lease cost	$12
Finance lease cost:
Amortization of right-of-use assets	$1
Interest on lease liabilities	—
Total finance lease cost	$1

Supplemental cash flow information related to leases —

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12
Operating cash flows from finance leases	—
Financing cash flows from finance leases	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6
Finance leases	10

Supplemental balance sheet information related to leases —

March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	10
Finance leases	6
Weighted-average discount rate:
Operating leases	4.0%
Finance leases	6.0%

Maturities —

	Operating Leases	Finance Leases
Remainder of 2019	$37	$4
2020	44	4
2021	37	4
2022	27	4
2023	20	3
Thereafter	57	15
Total lease payments	222	34
Less: interest	36	5
Present value of lease liabilities	$186	$29

As of March 31, 2019 we have operating lease payments that have not yet commenced of approximately $8 . This lease is expected to commence in July 2019.

Disclosures related to periods prior to adoption of ASU 2016-02 —

Cash obligations under future minimum rental commitments under operating leases as of December 31, 2018 are shown in the table below. Operating lease commitments are primarily related to facilities.

	2019	2020	2021	2022	2023	Thereafter	Total
Lease commitments	$57	$41	$35	$27	$21	$64	$245

Note 8. Stockholders’ Equity

Common stock — Our Board of Directors declared quarterly a cash dividend of ten cents per share of common stock in the first quarter of 2019. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On March 24, 2018 our Board of Directors approved an expansion of our existing common stock share repurchase program to $200. The program expires on December 31, 2019. Under the program, we spent $25 to repurchase 1,432,275 shares of our common stock during the first quarter of 2019 through open market transactions. Approximately $150 remained available for future share repurchases as of March 31, 2019.

Changes in equity —

	Three Months Ended March 31,
2019	Common Stock	Additional Paid-In Stock	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2018	$2	$2,368	$456	$(119)	$(1,362)	$97	$1,442
Adoption of ASU 2016-02 leases, January 1, 2019			(1)				(1)
Net income			98			4	102
Other comprehensive income (loss)					34	(2)	32
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Increase from business combination						7	7
Common stock share repurchases				(25)			(25)
Stock compensation		4					4
Stock withheld for employee taxes				(6)			(6)
Balance, March 31, 2019	$2	$2,372	$538	$(150)	$(1,328)	$105	$1,539

2018
Balance, December 31, 2017	$2	$2,354	$86	$(87)	$(1,342)	$101	$1,114
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018			2		(2)		—
Net income			108			2	110
Other comprehensive income					8		8
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Purchase of noncontrolling interests		(9)				9	—
Stock compensation		5					5
Stock withheld for employee taxes				(6)			(6)
Balance, March 31, 2018	$2	$2,350	$181	$(93)	$(1,336)	$111	$1,215

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

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, December 31, 2018	$(721)	$(54)	$—	$(587)	$(1,362)
Other comprehensive income (loss):
Currency translation adjustments	24				24
Holding gains and losses		29			29
Reclassification of amount to net income (a)		(24)			(24)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				7	7
Tax expense				(2)	(2)
Other comprehensive income	24	5	—	5	34
Balance, March 31, 2019	$(697)	$(49)	$—	$(582)	$(1,328)

Balance, December 31, 2017	$(670)	$(64)	$2	$(610)	$(1,342)
Other comprehensive income (loss):
Currency translation adjustments	14				14
Holding loss on net investment hedge	(5)				(5)
Holding gains and losses		(38)			(38)
Reclassification of amount to net income (a)		29			29
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				9	9
Tax (expense) benefit		1		(2)	(1)
Other comprehensive income (loss)	9	(8)	—	7	8
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018			(2)		(2)
Balance, March 31, 2018	$(661)	$(72)	$—	$(603)	$(1,336)
(a) Realized gains and losses from currency-related forward contracts associated with forecasted transactions or from other derivative instruments treated as cash flow hedges are reclassified from AOCI into the same line item in the consolidated statement of operations in which the underlying forecasted transaction or other hedged item is recorded. See Note 15 for additional details.
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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$100	$47
Cash contributions from redeemable noncontrolling interests	1
Comprehensive income (loss) adjustments:
Net income (loss) attributable to redeemable noncontrolling interests	(1)	1
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	5	1
Balance, end of period	$105	$49

Note 10. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended March 31,
	2019	2018
Net income attributable to the parent company	$98	$108
Less: Redeemable noncontrolling interests adjustment to redemption value	—	—
Net income available to common stockholders - Numerator basic and diluted	$98	$108

Denominator:
Weighted-average common shares outstanding - Basic	143.9	145.6
Employee compensation-related shares, including stock options	0.9	1.9
Weighted-average common shares outstanding - Diluted	144.8	147.5

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.4 million and 0.2 million CSEs from the calculations of diluted earnings per share for 2019 and 2018 as the effect of including them would have been anti-dilutive.

Note 11. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2019.

	Granted (In millions)	Grant Date Fair Value*
RSUs	1.0	$17.12
PSUs	0.4	$16.17
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

We paid $2 of cash to settle RSUs. We issued 0.7 million and 0.2 million shares of common stock based on the vesting of RSUs and PSUs during 2019. We recognized stock compensation expense of $5 and $4 during the first quarters of 2019 and 2018. At March 31, 2019, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $37. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Note 12. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost —

	Pension
	2019		2018		OPEB - Non-U.S.
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	2019	2018
Interest cost	$9	$2	$11	$1	$1	$1
Expected return on plan assets	(12)	(1)	(18)	(1)
Service cost		2		2
Amortization of net actuarial loss	5	2	7	2
Net periodic benefit cost	$2	$5	$—	$4	$1	$1

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other expense, net and are not eligible for capitalization.

Pension expense for 2019 increased versus the same period in 2018 as a result of a lower assumed return on plan assets, partially offset by lower interest expense and amortization of the net actuarial loss in the U.S.

Plan termination — In October 2017, upon authorization by the Dana Board of Directors, we commenced the process of terminating one of our U.S. defined benefit pension plans. Ultimate plan termination is subject to prevailing market conditions and other considerations, including interest rates and annuity pricing. Settlement of the plan obligations is expected to occur in the first half of 2019. At December 31, 2018, this plan had benefit obligations of $938 and assets of $773. The benefit obligations have been valued at the amount expected to be required to settle the obligations, using assumptions regarding the portion of obligations expected to be settled through participant acceptance of lump sum payments or annuities and the cost to purchase those annuities. The unrecognized actuarial losses of the plan in AOCI totaled $370 at the end of 2018. If the settlement is effected as expected in 2019, the plan's deferred actuarial losses remaining in AOCI at that time will be recognized as expense.

Note 13. Marketable Securities

	March 31, 2019			December 31, 2018
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$2	$—	$2	$2	$—	$2
Corporate securities	4		4	4		4
Certificates of deposit	14		14	15		15
Total marketable securities	$20	$—	$20	$21	$—	$21

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities are primarily debt securities. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years through ten years total $15, $2 and $3 at March 31, 2019.

Note 14. Financing Agreements

Long-term debt at —

	Interest Rate		March 31, 2019	December 31, 2018
Senior Notes due September 15, 2023	6.000%		$300	$300
Senior Notes due December 15, 2024	5.500%		425	425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	375	375
Term Facility			932	265
Other indebtedness			63	28
Debt issuance costs			(29)	(18)
			2,466	1,775
Less: Current portion of long-term debt			41	20
Long-term debt, less debt issuance costs			$2,425	$1,755

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

Interest on the senior notes is payable semi-annually and interest on the Term Facility is payable quarterly. Other indebtedness includes borrowings from various financial institutions, financing lease obligations and the unamortized fair value adjustment related to a terminated interest rate swap. See Note 15 for additional information on the terminated interest rate swap.

Credit agreement — On February 28, 2019, we entered into an amended credit and guaranty agreement comprised of a $500 term facility (the Term A Facility), a $450 term facility (the Term B Facility and, together with the Term A Facility, the Term Facilities) and a $750 revolving credit facility (the Revolving Facility). The Term A Facility is an expansion of our existing $275 term facility. The Term A Facility and the Revolving Facility mature on August 17, 2022. The Term B Facility matures on February 28, 2026. On February 28, 2019, we drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. Financing costs of $12 were recorded as deferred cost and are being amortized to interest expense over the life of the applicable term facilities. We are required to make equal quarterly installments on the Term A Facility on the last day of each fiscal quarter of $8 beginning March 31, 2019 and 0.25% of the aggregate principal advances of the Term B Facility quarterly commencing on June 30 2019. We may prepay some or all of the amounts under the term facilities without penalty. The proceeds from the term facilities were used to acquire the Oerlikon Drive Systems segment of the Oerlikon Group and pay for related integration activities. The Revolving Facility amended our previous revolving credit facility. In connection with this amendment, we paid $1 in deferred financing costs to be amortized to interest expense over the life of the facility. Deferred financing costs on our Revolving Facility are included in other noncurrent assets.

The Term Facilities and the Revolving Facility are guaranteed by all of our wholly-owned domestic subsidiaries subject to certain exceptions (the guarantors) and are secured by a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

Advances under the Term A Facility and the Revolving Facility bear interest at a floating rate based on, at our option, the base rate or Eurodollar rate (each as described in the credit agreement) plus a margin as set forth below:

	Margin
Total Net Leverage Ratio	Base Rate	Eurodollar Rate
Less than or equal to 1.00:1.00	0.50%	1.50%
Greater than 1.00:1.00 but less than or equal to 2.00:1.00	0.75%	1.75%
Greater than 2.00:1.00	1.00%	2.00%

The Term B Facility bears interest based on, at our option, the Base Rate plus 1.25% or the Eurodollar rate plus 2.25%. We have elected to pay interest on our advances under the Term Facilities at the Eurodollar Rate. The interest rate on the Term A Facility was 4.249% and the Term B Facility was 4.749%, inclusive of the applicable margins, as of March 31, 2019.

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

As of March 31, 2019, we had no outstanding borrowings under the Revolving Facility but we had utilized $21 for letters of credit. We had availability at March 31, 2019 under the Revolving Facility of $729 after deducting the outstanding letters of credit.

Debt covenants — At March 31, 2019, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Term A Facility and Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 15. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	March 31, 2019	December 31, 2018
Available-for-sale securities	Marketable securities	2	$20	$21
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	8	6
Cash flow hedges	Other accrued liabilities	2	5	5
Undesignated	Accounts receivable - Other	2	2	2
Undesignated	Other accrued liabilities	2		1
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	92	118

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		March 31, 2019		December 31, 2018
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	2	$1,500	$1,515	$1,500	$1,442
Term Facility	2	932	928	265	265
Other indebtedness*	2	63	58	28	23
Total		$2,495	$2,501	$1,793	$1,730

*	The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap at both dates.

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of March 31, 2019, no fixed-to-floating interest rate swaps remain outstanding. However, a $5 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at March 31, 2019. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the three months ended March 31, 2019.

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

We have executed fixed-to-fixed cross-currency swaps in conjunction with the issuance of certain notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in exchange rates associated with the forecasted principal and interest payments. All of the underlying designated financial instruments, and any subsequent replacement debt, have been designated as the hedged items in each respective cash flow hedge relationship, as shown in the table below. Designated as cash flow hedges of the forecasted principal and interest payments of the underlying designated financial instruments, or subsequent replacement debt, all of the swaps economically convert the underlying designated financial instruments into the functional currency of each respective holder. The impact of the interest rate differential between the inflow and outflow rates on all fixed-to-fixed cross-currency swaps is recognized during each period as a component of interest expense.

The following fixed-to-fixed cross-currency swaps were outstanding at March 31, 2019:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $516 at March 31, 2019 and $1,007 at December 31, 2018. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,090 at March 31, 2019 and $1,097 at December 31, 2018.

The following currency derivatives were outstanding at March 31, 2019:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$149	$13	$162	Jun-20
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble, Chinese renminbi, Mexican peso	123	3	126	Jan-24
British pound	U.S. dollar, euro	2		2	Nov-19
Swedish krona	euro	11		11	Dec-19
South African rand	U.S. dollar, euro, Thai baht	7	4	11	Mar-20
Thai baht	U.S. dollar	21		21	Mar-20
Canadian dollar	U.S. dollar	18		18	Jun-20
Brazilian real	U.S. dollar, euro	44	45	89	Mar-20
Indian rupee	U.S. dollar, British pound, euro		53	53	Mar-20
Chinese renminbi	U.S. dollar, Canadian dollar, euro		10	10	Jul-19
Taiwan dollar	Chinese renminbi		13	13	Mar-20
Total forward contracts		375	141	516

U.S. dollar	euro	315		315	Sep-23
Euro	U.S. dollar	775		775	Jun-26
Total currency swaps		1,090	—	1,090
Total currency derivatives		$1,465	$141	$1,606

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	March 31, 2019	December 31, 2018	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$3	$2	$3
Cross-Currency Swaps	(56)	(60)	—
Total	$(53)	$(58)	$3

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2019
	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$2,163	$1,863	$13
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(1)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(23)

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2018
	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$2,138	$1,831
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(2)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			$31

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

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Three Months Ended March 31, 2019	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$2	Cost of sales
Foreign currency forward contracts	$(13)	Other expense, net

During the first quarter of 2019 we settled the outstanding undesignated Swiss franc notional deal contingent forward related to the ODS acquisition for $21, resulting in a realized loss of $13 included in other expense, net for the three months ended March 31, 2019.

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

Note 16. Commitments and Contingencies

Product liabilities — We had accrued $19 for product liability costs at March 31, 2019 and December 31, 2018. We had also recognized $24 as expected amounts recoverable from third parties at both dates. Payments made to claimants have preceded the recovery of amounts from third parties, resulting in a recoverable amount in excess of the total liability at both dates. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $10 at March 31, 2019 and December 31, 2018. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$75	$76
Acquisitions	15
Amounts accrued for current period sales	8	10
Adjustments of prior estimates	5
Settlements of warranty claims	(7)	(11)
Currency impact	(1)	1
Balance, end of period	$95	$76

Note 18. Income Taxes

We estimate the effective tax rate expected to be applicable for the full fiscal year and use that rate to provide for income taxes in interim reporting periods. We also recognize the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

We have generally not recognized tax benefits on losses generated in several entities where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe that it is reasonably possible that valuation allowances of up to $86 related to the U.S. and a subsidiary in Brazil will be released in the next twelve months.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest expense for the periods presented herein is not significant.

We reported income tax expense of $20 and $48 for the three months ended March 31, 2019 and 2018. Our effective tax rates were 17% and 31% for the first three months of 2019 and 2018. The lower 2019 tax expense was attributable to a couple discrete items in the quarter. We recognized a benefit of $22 related to release of valuation allowances in the U.S. based on increased income projections. Partially offsetting this benefit was $6 of expense related to a U.S. state law change. Excluding these items, the effective tax rate would be 31% for the 2019 three-month period. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Dividends of earnings from non-U.S. operations are generally no longer subjected to U.S. income tax. We continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amounts and sources of these earnings.

Note 19. Other Expense, Net

	Three Months Ended March 31,
	2019	2018
Non-service cost components of pension and OPEB costs	$(6)	$(3)
Government grants and incentives	3	2
Foreign exchange loss	(11)	(2)
Strategic transaction expenses, net of transaction breakup fee income	(13)	1
Non-income tax legal judgment	6
Other, net	8	2
Other expense, net	$(13)	$—

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. Foreign exchange loss in 2019 included a loss on the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. See Note 15 for additional information.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. Strategic transaction expenses in 2018 were more than offset by a $40 transaction breakup fee associated with the GKN plc. transaction. See Note 2 for additional information.

During the first quarter of 2019, we won a legal judgment regarding the methodology used to calculate PIS/COFINS tax in Brazil.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $17 and $12 at March 31, 2019 and December 31, 2018. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

Three Months Ended March 31, 2019	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$660	$253	$58	$141	$1,112
Europe	91	67	407	113	678
South America	33	75	9	5	122
Asia Pacific	122	36	78	15	251
Total	$906	$431	$552	$274	$2,163

Three Months Ended March 31, 2018
North America	$666	$215	$37	$153	$1,071
Europe	95	72	386	119	672
South America	43	82	7	6	138
Asia Pacific	146	31	62	18	257
Total	$950	$400	$492	$296	$2,138

Note 21. Segments

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

Segment information —

	2019			2018
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$906	$36	$102	$950	$33	$103
Commercial Vehicle	431	27	41	400	26	34
Off-Highway	552	5	82	492	2	72
Power Technologies	274	6	34	296	5	45
Eliminations and other		(74)			(66)
Total	$2,163	$—	$259	$2,138	$—	$254

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended March 31,
	2019	2018
Segment EBITDA	$259	$254
Corporate expense and other items, net	(2)	(6)
Depreciation	(73)	(64)
Amortization	(4)	(3)
Non-service cost components of pension and OPEB costs	(6)	(3)
Restructuring charges, net	(9)	(1)
Stock compensation expense	(5)	(4)
Strategic transaction expenses, net of transaction breakup fee income	(13)	1
Acquisition related inventory adjustments	(4)
Non-income tax legal judgment	6
Other items	(9)
Earnings before interest and income taxes	140	174
Interest expense	27	24
Interest income	2	3
Earnings before income taxes	115	153
Income tax expense	20	48
Equity in earnings of affiliates	6	6
Net income	$101	$111

Note 22. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts, wheel-end braking systems and motors, power inverters and controls systems for electric vehicles – supplied to OEMs.

As part of the ODS acquisition, we acquired an ownership interest in Ashwoods Innovations Ltd. The minority shareholders in this entity have substantive participating rights that allow them to effectively participate in the decisions made in the ordinary course of business that are significant to its operations. Due to these factors, we do not have control over this entity and therefore account for this investment under the equity method of accounting. Our equity method investment in Ashwoods Innovations Ltd. is included in the net assets of our Off-Highway operating segment.

Equity method investments exceeding $5 at March 31, 2019 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$99
Prestolite E-Propulsion Systems Limited (PEPS)	50%	48
Bendix Spicer Foundation Brake, LLC	20%	47
Axles India Limited	48%	10
Ashwoods Innovations Ltd.	58%	9
Taiway Ltd.	28%	5
All others as a group		6
Investments in equity affiliates		224
Investments in affiliates carried at cost		2
Investments in affiliates		$226

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive and motion products (axles, driveshafts, planetary hub drives, power-transmission products, transmissions, electric motors, inverters, controls and tire-management products); sealing solutions (gaskets, seals, heat shields, and fuel-cell plates); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, and exhaust-gas heat recovery); and fluid-power products (pumps, valves, motors, and controls). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Drive and Motion Technologies (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At March 31, 2019, we employed approximately 37,100 people, operated in 33 countries and had 145 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019		2018
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$906	41.9%	$950	44.4%
Commercial Vehicle	431	19.9%	400	18.7%
Off-Highway	552	25.5%	492	23.0%
Power Technologies	274	12.7%	296	13.9%
Total	$2,163		$2,138

See Note 21 to our consolidated financial statements in Item 1 of Part I for further financial information about our operating segments.

Our internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Operational and Strategic Initiatives

Dana has refined the company’s enterprise strategy to build on our strong technology foundation and leverage our resources across the organization to position us for a profitable growth trajectory. The strategy is composed of five core pillars.

Central to our strategy is Leveraging Our Core, which focuses on utilizing our core capabilities in power conveyance, thermal management, and mechatronics across all three mobility markets to deliver a sustainable competitive advantage. This enables us to accelerate our speed of innovation through knowledge sharing across the enterprise, and to realize cost efficiencies delivered through shared core technologies. It also magnifies our investments by utilizing shared research and development.

The strategy also emphasizes Driving Customer Centricity, which has positioned us to win more than our fair share of drive systems business across all three mobility markets. As our OEM customers are faced with redeploying capital toward the emerging megatrends of mobility, autonomous driving, and digitization to remain competitive, our focus on driving customer centricity yields more OEM outsourcing opportunities.

We are also investing in capabilities to drive growth in Asia-Pacific to Expand Global Markets in the region with the highest growth rates and earliest electrification adoption. Focusing on Asia Pacific represents a significant opportunity to gain a fair share in the world’s largest mobility market.

We continue to focus on Delivering Innovative Solutions that allow us to capitalize on secular growth trends, such as engine downsizing, while driveline enhancements offer significant opportunities to expand our addressable market as physical products evolve toward digital solutions. Delivering innovative solutions yields market expansion and higher content per vehicle.

Initiatives to capitalize on evolving hybridization and electrification vehicle trends are a core ingredient of our final enterprise strategy element, Lead Electric Propulsion. Our efforts are focused on developing and delivering fully integrated e-Propulsion systems to capture opportunities to double content per vehicle as our core markets shift from internal combustion engines to electric propulsion. In addition to our current technologies in battery cooling and fuel cells, this element of our strategy is leveraging our deep expertise in driveline technology to enable the hybridization and electrification of our core markets. We are working with our customers to develop new solutions for those markets where electrification will be adopted first such as hybrid applications, buses, and urban delivery vehicles. These new solutions, which include advanced electric propulsion systems with fully integrated motors and controls, are included in our Spicer® Electrified™ portfolio of products. Working with our joint venture partner, our latest integrated e-Axle was launched during the first quarter of 2018 in a bus application in China. Our investment in SME in January 2019 and TM4 in June 2018 (see Acquisitions section below) adds electric motors, power inverters, and control systems to our product portfolio, enhancing our range of hybrid and electric vehicle solutions for customers across all three of our end markets. Electrification creates significant opportunity in driveline applications.

The development and implementation of our enterprise strategy is positioning Dana to grow profitably due to our increased customer focus as we leverage our core capabilities, expand into new markets, develop and commercialize new technologies and continue to lead in vehicle electrification.

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Our Board of Directors authorized a new $200 share repurchase program effective in 2018 which expires at the end of 2019. Through the first quarter of 2019, we have used cash of $50 to repurchase common shares under the current program. We declared and paid quarterly common stock dividends over the past five and a half years. In recognition of our strong financial performance and confidence in our financial outlook, our Board approved an additional four cents per share increase in the quarterly dividend to ten cents per share in 2018.

Financing actions — We have taken advantage of the lower interest rate environment to complete refinancing transactions that resulted in lower effective interest rates while extending maturities. In 2017, we completed a $400 2025 note offering and entered into a $275 floating rate term loan. The proceeds of these issuances were used to repay higher cost international debt and to repay $450 of 2021 notes. During the first quarter of 2019, we expanded our credit and guaranty agreement. We entered into $675 of additional floating rate term loans to fund the ODS acquisition (see Acquisitions section below) and up sized our revolving credit facility to $750. Additionally, in 2017 we commenced the process of terminating one of our U.S. pension plans. This action allows us to effectively eliminate pension obligations for the terminated plan and the associated future funding risk associated with interest rate and other market developments. We expect the termination action to be completed in 2019.

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

Re-focusing advanced technology resources — When we obtained Variglide® planetary variator technology through an acquisition in 2012, the intended market focus was continuously variable transmissions for combustion engine vehicle applications. During the second quarter of 2018, with potential key customers for this technology shifting their focus to electrification and other areas, we determined that it was appropriate to fully impair the related $20 in-process research and development intangible asset that was recorded as part of the 2012 acquisition.

Acquisitions

Oerlikon Drive Systems — On February 28, 2019, we acquired the Oerlikon Drive Systems (“ODS”) segment of the Oerlikon Group. Oerlikon Drive Systems is a global manufacturer of high-precision gears, planetary hub drives for wheeled and tracked vehicles, and products, controls, and software that support vehicle electrification across the mobility industry. The business employs approximately 5,900 people and operates 10 manufacturing and engineering facilities in China, India, Italy, the United Kingdom, and the United States, with two additional facilities under construction in China. The results of operations of

Oerlikon Drive Systems will be reported in our Off-Highway operating segment from the date of acquisition. The ODS acquisition added $75 of sales and $11 of adjusted EBITDA during the first quarter of 2019.

We paid $626 at closing, which was primarily funded through debt proceeds. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed.

SME — On January 11, 2019, we acquired a 100% ownership interest in the S.M.E. S.p.A. (SME). SME designs, engineers, and manufactures low-voltage AC induction and synchronous reluctance motors, inverters, and controls for a wide range of off-highway electric vehicle applications, including material handling, agriculture, construction, and automated-guided vehicles. The addition of SME's low-voltage motors and inverters, which are primarily designed to meet the evolution of electrification in off-highway equipment, significantly expands Dana's electrified product portfolio. The SME acquisition added $6 of sales and de minimis adjusted EBITDA during the first quarter of 2019.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2019 Outlook			2018	2017
North America
Light Truck (Full Frame)	4,275	to	4,575	4,474	4,331
Light Vehicle Engines	14,700	to	15,000	15,332	14,828
Medium Truck (Classes 5-7)	265	to	275	270	246
Heavy Truck (Class 8)	325	to	345	320	255
Agricultural Equipment	50	to	60	56	54
Construction/Mining Equipment	175	to	185	176	157
Europe (including Eastern Europe)
Light Truck	10,500	to	11,500	10,720	10,276
Light Vehicle Engines	23,000	to	23,500	23,098	24,096
Medium/Heavy Truck	505	to	520	506	486
Agricultural Equipment	200	to	215	204	202
Construction/Mining Equipment	350	to	370	351	309
South America
Light Truck	1,300	to	1,500	1,296	1,235
Light Vehicle Engines	2,800	to	2,900	2,797	2,412
Medium/Heavy Truck	115	to	125	113	89
Agricultural Equipment	30	to	35	34	33
Construction/Mining Equipment	8	to	12	9	9
Asia-Pacific
Light Truck	29,800	to	31,000	29,527	29,495
Light Vehicle Engines	51,700	to	52,700	52,293	52,543
Medium/Heavy Truck	1,900	to	2,100	2,004	2,039
Agricultural Equipment	640	to	670	653	653
Construction/Mining Equipment	480	to	500	495	441

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to strong light vehicle sales and production levels in North America. Overall economic conditions in North America have been relatively favorable with improving employment levels, strong consumer confidence levels and comparatively low/stable fuel prices. Strong sales levels the past few years have significantly reduced the built-up demand to replace older vehicles. As such, the overall North America light vehicle market began to show signs of weakening demand levels in 2017. To date, these effects have been most notable in passenger car sales which declined about 9% in 2017 and another 11% in 2018. Light vehicle sales for the first quarter 2019 declined 5% compared to the first quarter of 2018, with passenger car sales down 10% and light truck sales down 2%. In the full frame light truck segment where many of our programs are focused, sales increased 3% in 2017 and another 3% in 2018. Full frame truck sales for the first three months of 2019 were down 2% compared to the first three months of 2018. Production levels have generally been reflective of light vehicle sales. Light vehicle production of 17.1 million units in 2017 was down 4% from 2016. Light vehicle production of 17.0 million units in 2018 was comparable to 2017. After being down 7% in 2017, light vehicle engine production increased 3% in 2018. Light vehicle engine production in this year's first quarter was down slightly compared with the first quarter of 2018. In the key full frame light truck segment, production levels in 2018 increased about 4% compared to 2017 following an increase of 3% in 2017 from the preceding year. First-quarter 2019 full frame light truck production was down slightly from the same period of 2018. Days' supply of total light vehicles in the U.S. at the end of March 31, 2019 was around 68 days, up from 61 days at the end of December 2018 and comparable with the end of March 2018. In the full frame light truck segment, inventory levels were 93 days at the end of March 2019, up from 72 days at the end of December 2018 and 85 days at the end of March 2018.

The North America light truck markets are expected to decline in 2019, with the effect of stable manufacturing and construction environments being offset by the impact of rising interest rates, less pent-up demand, increasing demand for used vehicles and higher levels of consumer debt. We expect Dana sales to continue to benefit from our net new business backlog as additional key customer programs commence production in 2019, more than offsetting lower overall light truck demand. Our full year outlook for full frame light truck and light vehicle engine production is unchanged from February 2019. Our outlook for 2019 has full frame light truck production at 4.3 to 4.6 million vehicles, up 2% to down 5% compared with 2018 production of about 4.5 million vehicles. We expect light vehicle engine production in 2019 to be 14.7 to 15.0 million units, down 2 to 4% compared to 2018.

Medium/heavy vehicle markets — The commercial vehicle market is similarly impacted by many of the same macroeconomic developments impacting the light vehicle market. Production levels in the heavy truck segment were scaled back in 2016 in response to there being more trucks in service than required for freight demand. Class 8 production in 2016 declined 29% from 2015 while medium duty Classes 5-7 production was relatively stable. With the improving economic conditions in 2017 and scaled down build in 2016, there was increased freight-hauling demand and a strengthening order book for new trucks. Class 8 unit production was up about 12% from 2016 while medium-duty production was about 6% higher. Strong demand continued into 2018, with Class 8 production up 25% and medium-duty truck production being up 10% compared to 2017. As expected, strong demand has continued into 2019, with first-quarter 2019 Class 8 production being up 20% and medium-duty truck production being up 6% compared to the same period of 2018.

With continued strengthening of the North American economy, freight demand and truck orders, we have increased our full year 2019 production outlook for medium-duty trucks to 265,000 to 275,000 units, up from our February 2019 outlook of 255,000 to 265,000 trucks. At the current outlook, medium-duty production in 2019 is expected to be down 2% to up 2% compared with 2018. In the heavy-duty segment, our production outlook is unchanged at 325,000 to 345,000 vehicles, up 2 to 8% from 2018.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 3% in both 2016 and 2017, and light truck production being higher by 9 to 10% in 2016 and 2017. Overall market stability continued in 2018 as light vehicle engine production was down 4% and light truck production was up 4%. The United Kingdom's decision to withdraw from the European Union, along with political developments in other European countries, continues to cast an element of uncertainty around continued economic improvement in the region. Light vehicle engine production was down 4% and light truck production was down 1% from last year's first quarter. At present, while we continue to expect overall stable to improving economic conditions across the entire region in 2019, we have lowered our 2019 outlook. Our current full year 2019 outlook expects light truck production to be down 2% to up 7% and light vehicle engine production to be flat to up 2% from 2018. The economic climate in many South American markets the past few years has been weak, volatile and challenging. After significant production declines in 2014 and 2015, there were signs that demand levels had bottomed out in 2016. Production levels in 2017 and 2018 were reflective of an improving market, with light vehicle engine production up 14% and 16% and light truck production up 26% and 7%, respectively. This year's first quarter light vehicle engine and light truck production were flat with last year. At present, while we expect further economic recovery in the region in 2019 we have lowered our light vehicle engine production outlook from that provided in February 2019. Our current full year 2019 outlook has light truck production flat to up 16% from 2018, with light vehicle engine production flat to up 4% compared to 2018. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 14% in 2016 and was up another 7% in 2017, while light vehicle engine production increased 7% in 2016 and another 4% in 2017. Production leveled off in 2018, with both light truck and light vehicle engine production being flat compared to 2017 levels. First-quarter 2019 light vehicle engine and light truck production were both down 7%, reflecting a potential weakening of China's economy. We have reduced our full year 2019 outlook for the Asia Pacific light vehicle markets, with light truck production now being up 1 to 5% and light engine production being down 1% to up 1% from 2018.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. A strengthening European market the past three years contributed to medium/heavy truck production increasing 7% in 2016, 5% in 2017 and another 4% in 2018. First-quarter 2019 production increased 5% over the same period of 2018. Our 2019 full year outlook anticipates continued strong production at levels relatively comparable with 2018 and is unchanged from February 2019. A weakening South America economic climate beginning in 2014 led to a significant decline in medium/heavy truck production in 2015 and 2016. As with the light vehicle markets, improving economic conditions in the region led to medium/heavy truck production increasing 27% in 2017 and an additional 27% in 2018. First-quarter 2019 production was up 2% from 2018. We currently expect economic conditions to be relatively stable to modestly improved in 2019 and have increased our full-year outlook with medium/heavy truck production being up 2 to 11% compared to 2018. A stronger than expected China market and an improving India market contributed to increases in medium/heavy truck production in the Asia Pacific region of about 20% in 2016 and another 23% in 2017. Production levels in 2017 were driven partly by regulatory changes in China limiting axle load and weight. With some pre-buy having occurred during the second half of 2017 as a result of the China regulatory actions, 2018 medium/heavy truck production was down 2% from 2017. Production in this year's first quarter was up 2% from the first three months of 2018, indicating the anticipated production decline resulting from modal transportation shifts and technology advances putting downward pressure on medium/heavy truck demand in 2019 may be somewhat more modest than originally anticipated. Our revised full-year 2019 outlook now reflects a more stable market with medium/heavy truck production being down 5% to up 5% from 2018.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with more than 75% of its sales coming from Europe and more than 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments which had been relatively weak for several years until beginning to rebound in 2017. Global demand in the agriculture market was down about 11% in 2014, 7% in 2015 and 5% in 2016. The construction/mining segment weakened about 4% in 2014, 11% in 2015 and 3% in 2016. These markets began to rebound in 2017 along with general economic recovery in several global markets, and in particular the European markets where this segment has a significant presence. During 2017, global production levels in the construction/mining and agriculture segments increased by about 8% and 2%. The uplift in market demand continued in 2018 with global production levels in the construction/mining and agriculture segments increasing an additional 13% and 1%, respectively. With generally stable to improving economic conditions in all regions, continued strong demand is expected in 2019. With China's construction/mining and agriculture segments showing signs of flat to declining sales for 2019, we have lowered our outlook for the Asia-Pacific region. Our current 2019 outlook, inclusive of the lower outlook for the Asia-Pacific region, has production in the construction/mining segment down 2% to up 3% and the agriculture segment being down 3% to up 3% from 2018.

Foreign Currency

With 56% of our sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and Brazil accounted for 46% and 9% of our 2018 non-U.S. sales, respectively, while Thailand, Mexico and China each accounted for 7%. Although sales in Argentina and South Africa are each less than 5% of our non-U.S. sales, exchange rate movements of those countries have been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in 2017, increasing 2017 sales by $54. A stronger euro, Brazilian real, Thai baht and South African rand more than offset a weaker Argentine peso. Overall international currencies continued to strengthen against the U.S. dollar in 2018, with sales increasing by $16 principally due to a stronger euro, Thai baht and Chinese renminbi, partially offset by a weaker Brazilian real, Argentine peso and Indian rupee. Weaker international currencies for this year's first quarter as compared to exchange rates in the first quarter of 2018 decreased sales by $78, with the euro and the Brazilian real accounting for $39 and $14 of the decrease, respectively. Based on our current sales and exchange rate outlook for 2019, we expect overall stability in international currencies with a modest reduction to sales. At sales levels in our current outlook for 2019, a 5% movement on the euro would impact our annual sales by approximately $125. A 5% change on the Brazilian real, Thai baht, Mexican peso, Chinese renminbi, British pound and Indian rupee rates would impact our annual sales in each of those countries by approximately $10 to $20.

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

The Brazil market is an important market for our Commercial Vehicle segment, representing about 18% of this segment's first quarter 2019 sales. Our medium/heavy truck sales in Brazil account for approximately 80% of our first-quarter 2019 sales in the country. Reduced market demand resulting from the weak economic environment in Brazil in 2015 led to production levels in the light vehicle and medium/heavy duty truck markets that were lower by about 22% and 44% from 2014. Continued weakness in 2016 resulted in further reductions in medium/heavy truck production of about 20% and a light vehicle production decline of around 10%. As a consequence, sales by our operations in Brazil for 2016 approximated $200, down from about $500 in 2014. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions and reduced costs to the extent practicable. The Brazilian economy rebounded in 2017, leading to increased medium/heavy truck and light truck production of more than 25% from 2016 in each of those segments. Economic improvement and increased production continued in 2018. Sales in 2018 were up 15% from 2017 as medium/heavy truck production was 27% higher than 2017 and light truck production was up about 7% from last year. Further economic improvement and increased production is expected in 2019. In this year's first quarter, medium/heavy truck production was 2% higher than the same period of 2018 and light truck production was up about 1% from last year.

As indicated above, Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first three months of 2019 of approximately $20 are less than 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $25, including $7 of net fixed assets, at March 31, 2019.

Commodity Costs

The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper and brass. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings and component parts that include commodities. During 2018 and the first quarter of 2019, commodity prices have been impacted by recently imposed tariffs. As suppliers paying the tariffs attempt to pass through the cost of the tariffs, we are likewise in discussions with our customers to absorb that cost. As suppliers not subject to the tariffs advantage themselves by raising prices, these price increases are generally reflected in the published commodity indexes. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes.

Prices for commodities such as steel and aluminum have risen over the past year, in part due to strong global demand and more recently due to imposition of tariffs on these products. Higher commodity prices reduced earnings in the first quarter of 2019 by approximately $25, as compared to an earnings reduction of $18 from higher commodity prices in the first quarter of last year. Material recovery and other pricing actions increased earnings in the first quarter of 2019 by $8, whereas pricing and recovery actions increased earnings in the first quarter of 2018 by $4.

Sales, Earnings and Cash Flow Outlook

	2019 Outlook	2018	2017
Sales	$8,950 - $9,350	$8,143	$7,209
Adjusted EBITDA	$1,085 - $1,165	$957	$835
Net cash provided by operating activities	~5.5% of Sales	$568	$554
Discretionary pension contribution	~1.5% of Sales	$—	$—
Purchases of property, plant and equipment	~4% of Sales	$325	$393
Adjusted Free Cash Flow	~3% of Sales	$243	$161

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

We experienced declines in total sales in 2016 due to weaker international currencies relative to the U.S. dollar. Adjusted for currency, sales in 2016 were relatively comparable to the prior year, with new customer programs largely offsetting the impacts of overall weaker end user demand across our global businesses. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. The 24% increase in sales during 2017 was driven primarily by acquisitions and stronger market demand. Acquisitions, net of divestitures, added $500 of sales, while stronger market demand and contributions from new customer programs increased sales by $829 – an organic increase of 14%. In 2017, international currencies were relatively stable, providing a $54 benefit to sales. Sales increased an additional $934, or 13%, in 2018, reflecting continued strong market demand and the contribution of net new business backlog. Strong off-highway, commercial vehicle and light truck demand combined with net new business of about $300, drove 2018 organic growth of $861, or 12%. International currencies and acquisition and divestiture activities had a negligible impact on 2018 sales. Our 2019 sales outlook is $8,950 to $9,350, unchanged from our February 2019 outlook, with sales growth coming principally from our anticipated acquisition of Oerlikon Drive Systems and the realization of $350 of net new business backlog. We expect impact of international currencies to be negligible, consistent with this past year.

Adjusted EBITDA margin as a percent of sales remained relatively constant at around 11% in 2016 despite certain markets being weak and volatile. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, leveraging resources across the global organization, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. We achieved adjusted EBITDA margin growth in 2017 as we benefited from the operating leverage attributable to increased sales volumes, while at the same time integrating several acquisitions. Increased commodity prices adversely impacted 2018 earnings and adjusted EBITDA margin. Although we recovered a substantial share of the increased cost, with the customary lag from incurrence of the higher cost to recovery, approximately $35 was not recovered by the end of 2018. Much of the adverse earnings impact of higher commodity costs and supply chain pressures of operating at strong levels of market demand were offset with material cost savings, acquisition synergies and other cost reductions. As such, our adjusted EBITDA margin for 2018 was 11.8%, a 20 basis point improvement over 2017. At our current sales outlook for 2019, we expect full year 2019 adjusted EBITDA to approximate $1,085 to $1,165. Adjusted EBITDA margin is expected to exceed 12%, as we benefit from higher margin net new business and synergies related to our acquisition of Oerlikon Drive Systems more than offsetting higher commodity costs and increased investment we expect to make in 2019 to support our electrification strategy. Both our 2019 adjusted EBITDA and adjusted EBITDA margin outlook are unchanged from our February 2019 outlook.

We have generated positive adjusted free cash flow in recent years while increasing capital spending to support organic business growth through launching new business with customers. Reduced adjusted free cash flow in 2016 was primarily attributable to our continued success in being awarded significant new customer programs. Although many of the program wins were not scheduled to begin production until 2018, certain of these programs required capital investment beginning in 2016. As such, cash used for capital investments in 2016 was $62 higher than in 2015. As planned, an elevated level of capital spending at around 5.5% of sales continued into 2017 to support new customer programs. Despite an increase in capital spending of $71 in 2017, free cash increased by $99, primarily from a stronger earnings performance which contributed to increased operating cash flows of $170. Adjusted free cash flow increased $82 in 2018, with benefits from increased operating earnings and lower required capital investment being partially offset by higher working capital requirements associated with increased sales and production levels. We expect to generate adjusted free cash flow of approximately $275, or 3% of sales for 2019. The benefit of continued growth in adjusted EBITDA in 2019 will be partially offset by higher integration costs associated with our anticipated acquisition of Oerlikon Drive Systems. We expect capital spending in 2019 to be around 4% of sales, consistent with 2018. While required capital spending to support new customer programs has begun to dissipate, we are expecting additional capital investment associated with the Oerlikon Drive Systems acquisition. Both our 2019 adjusted free cash flow and capital spending outlook are unchanged from our February 2019 outlook.

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

Summary Consolidated Results of Operations (Year-to-Date, 2019 versus 2018)

	Three Months Ended March 31,
	2019		2018
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,163		$2,138		$25
Cost of sales	1,863	86.1%	1,831	85.6%	32
Gross margin	300	13.9%	307	14.4%	(7)
Selling, general and administrative expenses	136	6.3%	130	6.1%	6
Amortization of intangibles	2		2		—
Restructuring charges, net	9		1		8
Other expense, net	(13)				(13)
Earnings before interest and income taxes	140		174		(34)
Interest income	2		3		(1)
Interest expense	27		24		3
Earnings before income taxes	115		153		(38)
Income tax expense	20		48		(28)
Equity in earnings of affiliates	6		6		—
Net income	101		111		(10)
Less: Noncontrolling interests net income	4		2		2
Less: Redeemable noncontrolling interests net income	(1)		1		(2)
Net income attributable to the parent company	$98		$108		$(10)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended March 31,			Amount of Change Due To
	2019	2018	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,112	$1,071	$41	$(2)	$28	$15
Europe	678	672	6	(50)	36	20
South America	122	138	(16)	(14)	(6)	4
Asia Pacific	251	257	(6)	(12)	23	(17)
Total	$2,163	$2,138	$25	$(78)	$81	$22

Sales in 2019 were $25 higher than in 2018. Weaker international currencies decreased sales by $78, principally due to a weaker euro, Brazilian real, South African rand, Indian rupee and Chinese renminbi. The acquisitions of ODS and SME in this year's first quarter and the acquisition of TM4 is last year's second quarter, net of the divestiture of the Brazil suspension components business in last year's third quarter, generated a year-over-year increase in sales of $81. The organic sales increase of $22, or 1%, resulted from stronger medium/heavy truck markets and marginally higher global off-highway demand, partially offset by lower volumes in our Light Vehicle operating segment. Pricing actions, including material commodity price and inflationary cost recovery, added sales of $8.

The North America organic sales increase of 1% was driven principally by stronger medium/heavy truck production in the the first quarter of this year, with Class 8 trucks up 20% and Classes 5-7 up 6%. The impact of the strong commercial vehicle markets were largely offset by a significant year-over-year sales volume-related decline attributable to one of our largest light truck programs for which production continued on the outgoing model, concurrent with production of the new model vehicle, during last year's first quarter. This customer specific sales decline along with the impact of lower full frame light truck production levels during the first quarter of 2019, were partially offset by the realization of light truck sales backlog.

A weaker euro was the primary driver of the decreased sales in Europe due to currency effects. Excluding currency and acquisition effects, sales in Europe were 3% higher than in 2018. With our significant Off-Highway presence in the region, increased market demand in this segment was a major contributor. Organic sales in this operating segment were up about 3% compared with the first quarter of 2018.

A weaker Brazilian real reduced South America sales in this year's first quarter. The region overall experienced relatively stable markets, with medium/heavy truck production up about 2% and light truck production down about 1%.

A weaker Indian rupee and Chinese renminbi were the primary drivers of the decreased sales in Asia Pacific due to currency effects. Excluding currency and acquisition effects, sales decreased about 7% as China's economy showed signs of weakening. Light truck and light vehicle engine were both down from the first quarter of 2018, while medium/heavy truck production was up 2%.

Cost of sales and gross margin — Cost of sales for the first quarter of 2019 increased $32, or 2% when compared to 2018. Similar to the factors affecting sales, the increase was primarily due to the inclusion of acquired businesses. Cost of sales as a percent of sales in 2019 was 50 basis points higher than in the previous year. Cost of sales attributed to net acquisitions, which included $4 of incremental cost assigned to inventory as part of business combination accounting, was approximately $65. Excluding the effects of acquisitions and divestitures, cost of sales as a percent of sales was 86.4%, 80 basis points higher than in the previous year. The increased cost of sales as a percent of sales was largely attributable to higher commodity prices which increased material costs by about $25, an increase in engineering and development cost of $9 and higher depreciation expense of $5. Partially offsetting these higher costs were continued material cost savings of approximately $20 and lower start-up and launch costs.

Gross margin of $300 for 2019 decreased $7 from 2018. Gross margin as a percent of sales was 13.9% in 2019, 50 basis points lower than in 2018. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2019 were $136 (6.3% of sales) as compared to $130 (6.1% of sales) in 2018. SG&A attributed to net acquisitions was $9. Excluding the increase associated with net acquisitions, SG&A expenses were 20 basis points lower than the same period of 2018. The year-over-year decrease of $3 exclusive of net acquisitions was primarily due to lower salaries and benefits expenses resulting from the voluntary retirement program and other headcount reduction actions taken in the fourth quarter of 2018. The savings associated with the restructuring actions was partially offset by higher equity compensation expense.

Restructuring charges — Restructuring charges of $9 in 2019 were comprised of severance and benefit costs related to integration of the ODS acquisition, headcount reductions across our operations and exit costs related to previously announced actions. Restructuring charges of $1 in 2018, primarily relate to continuing exit costs associated with previously announced actions.

Other expense, net — The following table shows the major components of other expense, net.

	Three Months Ended March 31,
	2019	2018
Non-service cost components of pension and OPEB costs	$(6)	$(3)
Government grants and incentives	3	2
Foreign exchange loss	(11)	(2)
Strategic transaction expenses, net of transaction breakup fee income	(13)	1
Non-income tax legal judgment	6
Other, net	8	2
Other expense, net	$(13)	$—

Foreign exchange loss in 2019 included a loss on the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. See Note 15 of the consolidated financial statements in Item 1 of Part I for additional information. Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. Strategic transaction expenses in 2018 were more than offset by a $40 transaction breakup fee associated with the GKN plc. transaction. See Note 2 of the consolidated financial statements in Item 1 of Part I for additional information. During the first quarter of 2019, we won a legal judgment regarding the methodology used to calculate PIS/COFINS tax in Brazil.

Interest income and interest expense — Interest income was $2 in 2019 and $3 in 2018. Interest expense increased from $24 in 2018 to $27 in 2019, primarily due to an increase in borrowings to finance the ODS acquisition in the first quarter of 2019. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.1% and 5.2% in 2019 and 2018.

Income tax expense — Income tax expense for the first three months was $20 in 2019 and $48 in 2018. The lower 2019 tax expense was attributable to the net impact of a couple discrete items in the quarter. We recognized a benefit of $22 related to release of valuation allowances in the U.S. based on improved income projections. Partially offsetting this benefit was $6 of expense related to a U.S. state law change. Excluding these items, the effective tax rate would be 31% for the 2019 three-month period. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

In countries where our history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe that it is reasonably possible that valuation allowances of up to $86 related to the U.S. and a subsidiary in Brazil will be released in the next twelve months.

Equity in earnings of affiliates — Net earnings from equity investments was $6 in both 2019 and 2018. Equity in earnings from DDAC was $4 in 2019 and $2 in 2018. Equity in earnings from BSFB was $2 in 2019 and 2018.

Segment Results of Operations (2019 versus 2018)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$950	$103	10.8%
Volume and mix	(31)	(8)
Performance	1	9
Currency effects	(14)	(2)
2019	$906	$102	11.3%

Light Vehicle sales in the first quarter of 2019, exclusive of currency effects, were 3% lower than the same period of 2018. Year-over-year North America full frame light production decreased 1% while light truck production in Europe, South America and Asia Pacific declined 1%, 1% and 7%, respectively. During the first quarter of 2019, we experienced a significant sales volume-related decline attributable to one of our largest customer programs for which production continued on the outgoing model, concurrent with production of the new model vehicle, during last year's first quarter. This customer specific sales decline along with the impact of lower overall global light truck production were partially offset by the conversion of sales backlog.

Segment EBITDA in this year's first quarter was flat with the same period last year. Lower sales volumes provided a headwind of $8. The year-over-year performance-related earnings improvement was driven by material cost savings of $9 and lower new program start-up and launch-related costs of $9. Lower premium freight and other costs associated with lower production volumes and improved operational efficiencies contributed $13. Commodity cost increases of $12, increased engineering spend of $7 and higher warranty costs of $3 reduced first quarter 2019 performance.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$400	$34	8.5%
Volume and mix	35	6
Acquisition / Divestiture	5	1
Performance	11	2
Currency effects	(20)	(2)
2019	$431	$41	9.5%

Excluding currency effects, first-quarter 2019 sales in our Commercial Vehicle segment increased 13% compared to last year. The volume-related increase was primarily attributable to higher production levels in North America where Class 8 production in this year's first three months was up about 20% and Classes 5-7 production was up 6%. Also contributing to higher sales volume was higher first-quarter production in Europe, South America and Asia Pacific. Cost recovery actions provided a benefit of $5.

Commercial Vehicle first-quarter segment EBITDA increased by $7 from last year's first quarter. Higher sales volumes increased 2019 first-quarter earnings by $6. The performance-related earnings increase in this year' first quarter resulted from net pricing and material recovery of $5, net foreign currency transaction gains of $4 and material cost savings of $3. Partially offsetting these performance-related earnings increases were higher commodity costs of $9 and other items $1.

Off-Highway

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$492	$72	14.6%
Volume and mix	15	1
Acquisitions	76	11
Performance		1
Currency effects	(31)	(3)
2019	$552	$82	14.9%

Excluding currency effects, primarily due to a weaker euro, and the impact of the ODS and SME acquisitions, first-quarter 2019 sales in our Off-Highway segment increased 3% compared to last year. Volume related sales growth, while marginal, was seen across each of our key markets.

Off-Highway segment EBITDA increased by $10 in this year's first quarter when compared with the same period of 2018. Marginally higher market demand was the primary drive of the volume and mix earnings improvement. The performance-related improvement in the first quarter year-over-year earnings was due primarily to material cost savings of $6 and net pricing and material recovery of $3. Partially offsetting these performance-related earnings increases were higher engineering expenses of $2, net foreign currency transaction losses of $2 and other items of $4.

Power Technologies

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$296	$45	15.2%
Volume and mix	(8)	(3)
Performance	(1)	(7)
Currency effects	(13)	(1)
2019	$274	$34	12.4%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, sales for the first quarter of 2019 were 3% lower than the same period of 2018, primarily due to program roll offs and lower market demand. Light vehicle engine production declined in Europe and China compared to last year's first quarter, while North America production was relatively stable.

Segment EBITDA in this year's first quarter was lower by $11 when compared to the same period of 2018. The performance deterioration of $7 in 2019 resulted from higher commodity costs of $3 and operational inefficiencies and other items of $4. Operational inefficiencies included higher scrap and repair costs.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2019	2018
Net income	$101	$111
Equity in earnings of affiliates	6	6
Income tax expense	20	48
Earnings before income taxes	115	153
Depreciation and amortization	77	67
Restructuring	9	1
Interest expense, net	25	21
Other*	31	6
Adjusted EBITDA	$257	$248

*
Other includes non-service cost components of pension and OPEB costs, stock compensation expense, strategic transaction expenses, net of transaction breakup fees and other items. See Note 21 to our consolidated financial statements in Item 1 of Part I for additional details.

Free Cash Flow and Adjusted Free Cash Flow

We have defined free cash flow as cash provided by (used in) operating activities less purchases of property, plant and equipment. We have defined adjusted free cash flow as cash provided by (used in) operating activities excluding discretionary pension contributions less purchases of property, plant and equipment. We believe these measures are useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow and adjusted free cash flow are not intended to represent nor be an alternative to the measure of net cash provided by (used in) operating activities reported under GAAP. Free cash flow and adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(16)	$(28)
Purchases of property, plant and equipment	(98)	(65)
Free cash flow	(114)	(93)
Discretionary pension contribution	—	—
Adjusted free cash flow	$(114)	$(93)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at March 31, 2019:

Cash and cash equivalents	$383
Less: Deposits supporting obligations	(5)
Available cash	378
Additional cash availability from Revolving Facility	729
Marketable securities	20
Total liquidity	$1,127

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion.

The components of our March 31, 2019 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$8	$223	$231
Cash and cash equivalents held as deposits		5	5
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	144	147
Consolidated cash balance	$11	$372	$383

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

On February 28, 2019, we entered into an amended credit and guaranty agreement comprised of a $500 term facility (the Term A Facility), a $450 term facility (the Term B Facility and, together with the Term A Facility, the Term Facilities) and a

$750 revolving credit facility (the Revolving Facility). The Term A Facility is an expansion of our existing $275 Term Facility. The Term A Facility and the Revolving Facility mature on August 17, 2022. The Term B Facility matures on February 28, 2026. On February 28, 2019, we drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. The proceeds from the draws on the term facilities were used to fund the ODS acquisition.

On February 28, 2019, we acquired the Oerlikon Drive Systems (“ODS”) segment of the Oerlikon Group paying $626 at closing. On January 11, 2019, we acquired a 100% ownership interest in SME. We paid $88 at closing, consisting of $62 in cash on hand and a note payable of $26. The note is payable in five years and bears annual interest at 5%.

At March 31, 2019, we had no outstanding borrowings under the Revolving Facility but we had utilized $21 for letters of credit. We had availability at March 31, 2019 under the Revolving Facility of $729 after deducting the outstanding letters of credit.

At March 31, 2019, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Term Facilities and the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested on the last day of each fiscal quarter. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Term A Facility and the Revolving Facility are subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $100 to $200 on March 24, 2018. The share repurchase program expires on December 31, 2019. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions, available growth opportunities and other considerations. During the first quarter of 2019, we paid $25 to acquire 1,432,275 shares of common stock in the open market.

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

Cash Flow

	Three Months Ended March 31,
	2019	2018
Cash used for changes in working capital	$(175)	$(216)
Other cash provided by operations	159	188
Net cash used in operating activities	(16)	(28)
Net cash used in investing activities	(724)	(67)
Net cash provided by (used in) financing activities	610	(28)
Net decrease in cash, cash equivalents and restricted cash	$(130)	$(123)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $159 and $188 in 2019 and 2018. The modest year-over-year improvement attributable to operating earnings was more than offset by increased cash payments for strategic transaction expenses and higher net interest payments.

Working capital used cash of $175 and $216 in 2019 and 2018. Cash of $203 and $264 was used to finance increased receivables in 2019 and 2018. The lower level of cash required for receivables in 2019 was due primarily to a shift in sales mix to customers with relatively shorter payment terms. Cash of $48 and $52 was used to fund higher inventory levels in 2019 and 2018. Partially offsetting cash used for higher receivables and inventory in both 2019 and 2018 was cash provided by increases in accounts payable and other net liabilities of $76 and $100.

Investing activities — Expenditures for property, plant and equipment were $98 and $65 during the first quarter of 2019 and 2018. The elevated level of capital spend during the first quarter of 2019 is primarily in support of new customer programs and information systems upgrades. During the first quarter of 2019, we paid $545, net of cash and restricted cash acquired, to purchase ODS. Also during the first quarter of 2019 we paid $61 to acquire SME. During the first quarter of 2019, we paid $21 to settle the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. During 2019 and 2018, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities.

Financing activities — During the first quarter of 2019, we entered into an amended credit and guaranty agreement comprised of a $500 term facility (the Term A Facility), a $450 term facility (the Term B facility) and a $750 revolving credit facility. The Term A Facility is an expansion of our existing $275 term facility. We drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. We paid financing costs of $12 to amend the credit and guaranty agreement. We used $14 and $15 for dividend payments to common stockholders during the first quarter of 2019 and 2018. We used cash of $25 to repurchase 1,432,275 shares of our common stock during the first quarter of 2019.

Off-Balance Sheet Arrangements

There have been no material changes at March 31, 2019 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2018 Form 10-K.

Contractual Obligations

The SME acquisition purchase consideration included a note payable of $26 which allows for net settlement of potential contingencies as defined in the purchase agreement. The note is payable in five years and bears annual interest of 5%. See Note 2 to our consolidated financial statements in Item 1 of Part I for additional information.

During the first quarter of 2019, we expanded our credit and guaranty agreement. We entered into $675 of additional floating rate term loans to fund the ODS acquisition and up sized our revolving credit facility to $750. See Note 14 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2018 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2018 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the three months ended March 31, 2019. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted in the first quarter of 2019.

Pension Plans – In October 2017, upon authorization by the Dana Board of Directors, we commenced the process of terminating one of our U.S. defined benefit pension plans. Ultimate plan termination is subject to prevailing market conditions and other considerations, including interest rates and annuity pricing. We measured the benefit obligations of this plan at the end of 2018 using assumptions that reflect the manner in which the liabilities are expected to be settled, including assumptions around whether liabilities will be settled through lump sum payments or purchase of annuities and the cost to purchase annuities. At December 31, 2018, this plan had benefit obligations of $938, with plan assets of $773 and a pre-tax deferred actuarial loss of $370. If we proceed with effecting termination of the plan, settlement of the obligations is expected to occur in the first half of 2019. The ultimate cash contribution required to effect settlement of the obligations is expected to approximate the unfunded plan benefit obligations, however the actual amount will depend on the actual manner of settlement selected by participants, the prevailing cost of annuities at that time and plan asset returns prior to settlement. Interest rate changes and asset returns prior to settlement will similarly impact the actual pre-tax deferred actuarial loss in accumulated other comprehensive income that will be recognized as expense at time of settlement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2018 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2019, we acquired a 100% interest in Oerlikon Drive Systems segment of the Oerlikon Group and a 100% ownership interest in S.M.E. S.p.A. We are currently integrating these acquisitions into our operations, compliance programs and internal control processes. As permitted by SEC guidance, management intends to exclude them from its assessment of internal controls over financial reporting as of December 31, 2019.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2018 Form 10-K for a more complete understanding of the matters covered by the certifications.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Note 16 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $100 to $200 on March 24, 2018. The share repurchase program expires on December 31, 2019. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions, available growth opportunities and other considerations. Under the program, we used cash of $25 to repurchase 1,432,275 shares of our common stock during the first quarter of 2019.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January	Common	1,330,000	$17.47	1,330,000	$152
February	Common	102,275	$17.60	102,275	$150
March	Common				$150

Item 6. Exhibits

Exhibit No.	Description

10.1
Amendment No. 2 to Credit and Guaranty Agreement, dated as of February 28, 2019, among Dana Incorporated, as borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A, as administrative agent and collateral agent. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 1, 2019 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	May 2, 2019	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer