Form 10-Q
period 2019-09-30
DANA INC
filed 2019-10-30
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2019
OR
☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

There were 143,923,921 shares of the registrant’s common stock outstanding at October 18, 2019.

DANA INCORPORATED – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated
Consolidated Statement of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$2,164	$1,978	$6,633	$6,170
Costs and expenses
Cost of sales	1,882	1,692	5,725	5,269
Selling, general and administrative expenses	128	119	404	383
Amortization of intangibles	2	2	8	6
Restructuring charges, net	5	9	23	17
Impairment of indefinite-lived intangible asset				(20)
Adjustment in fair value of disposal group held for sale				3
Pension settlement charge	(2)		(260)
Other expense, net	(8)	(9)	(31)	(19)
Earnings before interest and income taxes	137	147	182	459
Interest income	3	3	8	8
Interest expense	31	24	92	71
Earnings before income taxes	109	126	98	396
Income tax expense (benefit)	5	31	(27)	75
Equity in earnings of affiliates	8	1	22	13
Net income	112	96	147	334
Less: Noncontrolling interests net income	3	1	9	6
Less: Redeemable noncontrolling interests net income (loss)	(2)		(3)	1
Net income attributable to the parent company	$111	$95	$141	$327

Net income per share available to common stockholders
Basic	$0.77	$0.66	$0.98	$2.25
Diluted	$0.77	$0.65	$0.97	$2.23

Weighted-average common shares outstanding
Basic	144.0	144.7	144.0	145.1
Diluted	144.8	145.9	144.8	146.6

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$112	$96	$147	$334
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(46)	(19)	(16)	(65)
Hedging gains and losses	8	3	15	(11)
Defined benefit plans	5	21	365	34
Other comprehensive income (loss)	(33)	5	364	(42)
Total comprehensive income	79	101	511	292
Less: Comprehensive loss attributable to noncontrolling interests	9		4
Less: Comprehensive income attributable to redeemable noncontrolling interests	(3)		(6)
Comprehensive income attributable to the parent company	$85	$101	$509	$292

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Balance Sheet (Unaudited)
(In millions, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$402	$510
Marketable securities	20	21
Accounts receivable
Trade, less allowance for doubtful accounts of $8 in 2019 and $9 in 2018	1,285	1,065
Other	198	178
Inventories	1,233	1,031
Other current assets	135	102
Total current assets	3,273	2,907
Goodwill	530	264
Intangibles	232	164
Deferred tax assets	539	445
Other noncurrent assets	112	80
Investments in affiliates	172	208
Operating lease assets	174
Property, plant and equipment, net	2,199	1,850
Total assets	$7,231	$5,918

Liabilities and equity
Current liabilities
Short-term debt	$109	$8
Current portion of long-term debt	13	20
Accounts payable	1,285	1,217
Accrued payroll and employee benefits	208	186
Taxes on income	55	47
Current portion of operating lease liabilities	41
Other accrued liabilities	279	269
Total current liabilities	1,990	1,747
Long-term debt, less debt issuance costs of $27 in 2019 and $18 in 2018	2,346	1,755
Noncurrent operating lease liabilities	136
Pension and postretirement obligations	418	561
Other noncurrent liabilities	289	313
Total liabilities	5,179	4,376
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	174	100
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 143,923,921 and 144,663,403 shares outstanding	2	2
Additional paid-in capital	2,381	2,368
Retained earnings	552	456
Treasury stock, at cost (10,103,374 and 8,342,185 shares)	(150)	(119)
Accumulated other comprehensive loss	(994)	(1,362)
Total parent company stockholders' equity	1,791	1,345
Noncontrolling interests	87	97
Total equity	1,878	1,442
Total liabilities and equity	$7,231	$5,918
The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$147	$334
Depreciation	235	187
Amortization	12	8
Amortization of deferred financing charges	5	3
Earnings of affiliates, net of dividends received	(3)	5
Stock compensation expense	15	13
Deferred income taxes	(120)	(47)
Pension expense, net	207	2
Impairment of indefinite-lived intangible asset		20
Adjustment in fair value of disposal group held for sale		(2)
Change in working capital	(197)	(269)
Other, net	(13)	(17)
Net cash provided by operating activities	288	237
Investing activities
Purchases of property, plant and equipment	(298)	(235)
Acquisition of businesses, net of cash acquired	(666)	(151)
Proceeds from previous acquisition		9
Purchases of marketable securities	(24)	(36)
Proceeds from sales of marketable securities	6	6
Proceeds from maturities of marketable securities	19	30
Proceeds from sale of subsidiary, net of cash disposed	1	(6)
Settlements of undesignated derivatives	(20)
Other, net	(13)	(2)
Net cash used in investing activities	(995)	(385)
Financing activities
Net change in short-term debt	92	(13)
Proceeds from long-term debt	675
Repayment of long-term debt	(121)	(8)
Deferred financing payments	(16)
Dividends paid to common stockholders	(43)	(43)
Distributions to noncontrolling interests	(14)	(7)
Sale of interest to noncontrolling shareholder	53
Contributions from noncontrolling interests	4	22
Payments to acquire redeemable noncontrolling interests		(43)
Repurchases of common stock	(25)	(25)
Other, net		(5)
Net cash provided by (used in) financing activities	605	(122)
Net decrease in cash, cash equivalents and restricted cash	(102)	(270)
Cash, cash equivalents and restricted cash – beginning of period	520	610
Effect of exchange rate changes on cash balances	(6)	(13)
Cash, cash equivalents and restricted cash – end of period (Note 6)	$412	$327

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$79	$93

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

We also adopted the following standard during the first nine months of 2019, which did not have a material impact on our financial statements or financial statement disclosures:

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

In June 2016, the FASB issued ASU 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments, new guidance for the accounting for credit losses on certain financial instruments. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This guidance becomes effective January 1, 2020 and is not expected to have a material impact on our consolidated financial statements.

Note 2. Acquisitions

Nordresa — On August 26, 2019, we acquired a 100% ownership interest in Nordresa Motors, Inc. (Nordresa) for consideration of $12, using cash on hand. Nordresa is a prominent integration and application engineering expert for the development and commercialization of electric powertrains for commercial vehicles. The investment further enhances Dana's electrification capabilities by combining its complete portfolio of motors, inverters, chargers, gearboxes, and thermal-management products with Nordresa's proprietary battery-management system, electric powertrain controls and integration expertise to deliver complete electric powertrain systems. The results of operations of the business are reported within our Commercial Vehicle operating segment. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented.

Hydro-Québec Relationship — On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in S.M.E. S.p.A. (SME) and increasing its existing indirect 22.5% noncontrolling interest in Prestolite E-Propulsion Systems (Beijing) Limited (PEPS) to 45%. We received $65 at closing, consisting of $53 of cash and a note receivable of $12. The note is payable in five years and bears annual interest of 5%. Dana will continue to consolidate SME and PEPS as the governing documents continue to provide Dana with a controlling financial interest in these subsidiaries. See Note 9 for additional information. See below for a discussion of Dana's acquisitions of PEPS, SME and TM4.

Prestolite E-Propulsion Systems (Beijing) Limited — On June 6, 2019, we acquired Prestolite Electric Beijing Limited's (PEBL) 50% ownership interest in PEPS. PEPS manufactures and distributes electric mobility solutions, including electric motors, inverters, and generators for commercial vehicles and heavy machinery. PEPS has a state-of-the-art facility in China, enabling us to expand motor and inverter manufacturing capabilities in the world's largest electric-mobility market. The acquisition of PEBL's interest in PEPS, along with our existing ownership interest in PEPS through our TM4 subsidiary, provides us with a 100% ownership interest and a controlling financial interest in PEPS. We recognized a $2 gain to other expense, net on the required remeasurement of our previously held equity method investment in PEPS to fair value. See Hydro-Québec relationship discussion above for details of subsequent changes in our ownership interest in PEPS.

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

The results of operations of the business are reported in our Commercial Vehicle operating segment from the date of acquisition. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented. PEPS had an insignificant impact on our consolidated results of operations during the third quarter and first nine months of 2019.

Oerlikon Drive Systems — On February 28, 2019, we acquired a 100% ownership interest in the Oerlikon Drive Systems (ODS) segment of the Oerlikon Group. ODS is a global manufacturer of high-precision gears, planetary hub drives for wheeled and tracked vehicles, and products, controls, and software that support vehicle electrification across the mobility industry. The acquisition of ODS is expected to deliver significant long-term value by accelerating our commitment to vehicle electrification and strengthening the technology portfolio for each of our end markets while further expanding and balancing the manufacturing presence of our off-highway business in key geographical markets. The business employs approximately 5,600 people and operates 11 manufacturing and engineering facilities in China, India, Italy, the United Kingdom, and the United States, with one additional facility under construction in China.

We paid $626 at closing which was funded primarily through debt proceeds. See Note 14 for additional information. The purchase consideration and related provisional allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Purchase consideration paid at closing	$626
Less purchase consideration to be recovered for indemnified matters	(4)
Total purchase consideration	$622

Cash and cash equivalents	$76
Accounts receivable - Trade	150
Accounts receivable - Other	15
Inventories	190
Other current assets	15
Goodwill	123
Intangibles	58
Deferred tax assets	51
Other noncurrent assets	5
Investments in affiliates	7
Property, plant and equipment	329
Current portion of long-term debt	(2)
Accounts payable	(151)
Accrued payroll and employee benefits	(35)
Other accrued liabilities	(48)
Long-term debt	(8)
Pension and postretirement obligations	(48)
Other noncurrent liabilities	(97)
Noncontrolling interests	(8)
Total purchase consideration allocation	$622

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

The results of operations of the business are primarily reported in our Off-Highway and Commercial Vehicle operating segments. Transaction related expenses associated with completion of the acquisition totaling $13 were charged to other expense, net. During the third quarter and first nine months of 2019, the business contributed sales of $179 and $465, respectively.

The following unaudited pro forma information has been prepared as if the ODS acquisition and the related debt financing had occurred on January 1, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$2,164	$2,179	$6,778	$6,825
Net income	$115	$97	$182	$301

The unaudited pro forma results include adjustments primarily related to purchase accounting, interest expense related to the debt proceeds used in connection with the acquisition of ODS, and non-recurring strategic transaction expenses. The unaudited pro forma financial information is not indicative of the operational results that would have been obtained had the transactions actually occurred as of that date, nor is it necessarily indicative of Dana’s future operational results.

SME — On January 11, 2019, we acquired a 100% ownership interest in SME. SME designs, engineers, and manufactures low-voltage AC induction and synchronous reluctance motors, inverters, and controls for a wide range of off-highway electric vehicle applications, including material handling, agriculture, construction, and automated-guided vehicles. The addition of SME's low-voltage motors and inverters, which are primarily designed to meet the evolution of electrification in off-highway equipment, significantly expands Dana's electrified product portfolio. See Hydro-Québec relationship discussion above for details of subsequent changes in our ownership interest in SME.

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

The results of operations of the business are reported in our Off-Highway operating segment from the date of acquisition. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented. During the third quarter and first nine months of 2019, the business contributed sales of $4 and $16, respectively.

TM4 — On June 22, 2018, we acquired a 55% ownership interest in TM4 Inc. (TM4) from Hydro-Québec. TM4 designs and manufactures motors, power inverters, and control systems for electric vehicles, offering a complementary portfolio to Dana's electric gearboxes and thermal-management technologies for batteries, motors, and inverters. The transaction establishes Dana as the only supplier with full e-Drive design, engineering, and manufacturing capabilities – offering electro-mechanical propulsion solutions to each of its end markets. The transaction further strengthens Dana's position in China, the world's fastest-growing market for electric vehicles. The terms of the agreement provide Hydro-Québec with the right to put all, and not less than all, of its shares in TM4 to Dana at fair value any time after June 22, 2021, see Note 9 for additional information. TM4 owns a 50% interest in PEPS, a joint venture in China with PEBL, which offers electric mobility solutions throughout China and Asia. See discussion of Dana's subsequent acquisition of PEBL's 50% interest in PEPS above.

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

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce and is not deductible for tax purposes. The fair values assigned to intangibles include $14 allocated to developed technology and $10 allocated to trademarks and trade names. We used the relief from royalty method, an income approach, to value developed technology and the trademarks and trade names. We used a replacement cost method to value fixed assets. We used a combination of the discounted cash flow, an income approach, and the guideline public company method, a market approach, to value the equity method investment in PEPS. The developed technology intangible assets are being amortized on a straight-line basis over ten years, and property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from five to six years. The trademarks and trade names are considered indefinite-lived intangible assets.

Dana is consolidating TM4 as the governing documents provide Dana with a controlling financial interest. The results of operations of the business are reported in our Commercial Vehicle operating segment from the date of acquisition. Transaction related expenses associated with completion of the acquisition totaling $5 were charged to other expense, net in 2018. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented. During 2018, the business contributed sales of $11.

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

Note 4. Goodwill and Other Intangible Assets

Goodwill — The change in the carrying amount of goodwill in 2019 is due to the acquisitions of Nordresa, PEPS, ODS and SME and currency fluctuation. See Note 2 for additional information on recent acquisitions.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2018	$3	$150	$105	$6	$264
Acquisitions		85	191		276
Currency impact			(10)		(10)
Balance, September 30, 2019	$3	$235	$286	$6	$530

Components of other intangible assets —

		September 30, 2019			December 31, 2018
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$131	$(91)	$40	$107	$(89)	$18
Trademarks and trade names	13	30	(6)	24	16	(4)	12
Customer relationships	9	493	(400)	93	460	(400)	60
Non-amortizable intangible assets
Trademarks and trade names		75		75	74		74
Used in research and development activities				—	20	(20)	—
		$729	$(497)	$232	$677	$(513)	$164

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

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at September 30, 2019 were as follows: Light Vehicle — $25, Commercial Vehicle — $53, Off-Highway — $146 and Power Technologies — $8.

Amortization expense related to amortizable intangible assets —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Charged to cost of sales	$2	$1	$4	$2
Charged to amortization of intangibles	2	2	8	6
Total amortization	$4	$3	$12	$8

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2019 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2019	2020	2021	2022	2023
Amortization expense	$4	$16	$16	$16	$16

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

Restructuring charges of $5 in the third quarter of 2019 and $23 in the nine months ended September 30, 2019 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Restructuring expense of $9 in the third quarter of 2018 and $17 in the nine months ended September 30, 2018 included severance costs associated with the Voluntary Retirement Program for certain North American employees, headcount reductions in our Commercial Vehicle operations and corporate service functions in Brazil, integration of acquisitions and exit costs related to previously announced actions.

In accordance with the transition provisions of the new leasing standard, we reclassified $4 of previously accrued lease cease-use costs as an adjustment to the initial measurement of the related right-of-use operating lease asset.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, June 30, 2019	$23	$—	$23
Charges to restructuring	3	4	7
Adjustments of accruals	(2)		(2)
Cash payments	(9)	(3)	(12)
Balance, September 30, 2019	$15	$1	$16

Balance, December 31, 2018	$25	$4	$29
Charges to restructuring	18	7	25
Adjustments of accruals	(2)		(2)
Cash payments	(26)	(6)	(32)
Lease cease-use reclassification		(4)	(4)
Balance, September 30, 2019	$15	$1	$16

At September 30, 2019, the accrued employee termination benefits include costs to reduce approximately 200 employees to be completed over the next year.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at September 30, 2019.

	Expense Recognized			Future Cost to Complete
	Prior to 2019	2019	Total to Date
Commercial Vehicle	$35	$4	$39	$5
Off-Highway	—	1	1	1

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	September 30, 2019	December 31, 2018
Raw materials	$495	$433
Work in process and finished goods	800	649
Inventory reserves	(62)	(51)
Total	$1,233	$1,031

Cash, cash equivalents and restricted cash at —

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$402	$510	$322	$603
Restricted cash included in other current assets	7	7	2	3
Restricted cash included in other noncurrent assets	3	3	3	4
Total cash, cash equivalents and restricted cash	$412	$520	$327	$610

Note 7. Leases

Our global lease portfolio represents leases of real estate, including manufacturing, assembly and office facilities, while the remainder represents leases of personal property, including manufacturing, material handling and IT equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Short-term lease costs were insignificant in the nine months ended September 30, 2019. We account for lease components separately from the non-lease components of each lease arrangement.

Our leases generally have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 7 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides a summary of the location and amounts related to finance leases recognized in the consolidated balance sheet.

	Classification	September 30, 2019
Finance lease right-of-use assets	Property, plant and equipment, net	$42
Finance lease liabilities	Current portion of long-term debt	5
Finance lease liabilities	Long-term debt	25

Components of lease expense —

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$13	$37
Finance lease cost:
Amortization of right-of-use assets	$1	$2
Interest on lease liabilities	1	1
Total finance lease cost	$2	$3

Supplemental cash flow information related to leases —

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12	$37
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3	$16
Finance leases	1	13

Supplemental balance sheet information related to leases —

September 30, 2019
Weighted-average remaining lease term (years):
Operating leases	6
Finance leases	9
Weighted-average discount rate:
Operating leases	6.0%
Finance leases	4.0%

Maturities —

	Operating Leases	Finance Leases
Remainder of 2019	$13	$1
2020	47	6
2021	39	6
2022	29	5
2023	22	3
Thereafter	58	14
Total lease payments	208	35
Less: interest	31	5
Present value of lease liabilities	$177	$30

As of September 30, 2019 we have operating lease payments that have not yet commenced of approximately $8. This lease is expected to commence in December 2019.

Disclosures related to periods prior to adoption of ASU 2016-02 —

Cash obligations under future minimum rental commitments under operating leases as of December 31, 2018 are shown in the table below. Operating lease commitments are primarily related to facilities.

	2019	2020	2021	2022	2023	Thereafter	Total
Lease commitments	$57	$41	$35	$27	$21	$64	$245

Note 8. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in each of the first three quarters of 2019. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On March 24, 2018 our Board of Directors approved an expansion of our existing common stock share repurchase program to $200. The program expires on December 31, 2019. Under the program, we spent $25 to repurchase 1,432,275 shares of our common stock during the first quarter of 2019 through open market transactions. Approximately $150 remained available for future share repurchases as of September 30, 2019.

Changes in equity —

	Three Months Ended September 30,
2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Loss	Non-controlling Interests	Total Equity
Balance, June 30, 2019	$2	$2,376	$456	$(150)	$(968)	$98	$1,814
Net income			111			3	114
Other comprehensive loss					(26)	(12)	(38)
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(2)	(2)
Stock compensation		5					5
Balance, September 30, 2019	$2	$2,381	$552	$(150)	$(994)	$87	$1,878

2018
Balance, June 30, 2018	$2	$2,356	$290	$(118)	$(1,385)	$106	$1,251
Net income			95			1	96
Other comprehensive income (loss)					6	(1)	5
Common stock dividends			(14)				(14)
Distributions to noncontrolling interests						(3)	(3)
Purchase of redeemable noncontrolling interests		2					2
Contribution from noncontrolling interest						22	22
Stock compensation		6					6
Stock withheld for employee taxes				(1)			(1)
Balance, September 30, 2018	$2	$2,364	$371	$(119)	$(1,379)	$125	$1,364

	Nine Months Ended September 30,
2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre-hensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2018	$2	$2,368	$456	$(119)	$(1,362)	$97	$1,442
Adoption of ASU 2016-02 leases, January 1, 2019			(1)				(1)
Net income			141			9	150
Other comprehensive income (loss)					368	(13)	355
Common stock dividends			(44)				(44)
Distributions to noncontrolling interests						(14)	(14)
Increase from business combination						8	8
Common stock share repurchases				(25)			(25)
Stock compensation		13					13
Stock withheld for employee taxes				(6)			(6)
Balance, September 30, 2019	$2	$2,381	$552	$(150)	$(994)	$87	$1,878

2018
Balance, December 31, 2017	$2	$2,354	$86	$(87)	$(1,342)	$101	$1,114
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018			2		(2)		—
Net income			327			6	333
Other comprehensive loss					(35)	(6)	(41)
Common stock dividends			(44)				(44)
Distributions to noncontrolling interests						(7)	(7)
Purchase of noncontrolling interests		(9)				9	—
Purchase of redeemable noncontrolling interests		2					2
Contribution from noncontrolling interest						22	22
Common stock share repurchases				(25)			(25)
Stock compensation		17					17
Stock withheld for employee taxes				(7)			(7)
Balance, September 30, 2018	$2	$2,364	$371	$(119)	$(1,379)	$125	$1,364

During the first quarter of 2018, a wholly-owned subsidiary of Dana purchased the ownership interest in Dana Spicer (Thailand) Limited (a non wholly-owned consolidated subsidiary of Dana) held by ROC Spicer, Ltd. (a non wholly-owned consolidated subsidiary of Dana). Dana maintained its controlling financial interest in Dana Spicer (Thailand) Limited and accordingly accounted for the purchase as an equity transaction. The excess of the fair value of the consideration paid over the carrying value of the investment attributable to the noncontrolling interest in ROC Spicer, Ltd. was recognized as additional noncontrolling interest with a corresponding reduction of the additional paid-in capital of Dana. During the third quarter of 2018, Yulon Motor Co., Ltd. (Yulon) purchased a direct ownership in two of our consolidated operating subsidiaries. Yulon's ownership interest in the two operating subsidiaries did not change as a result of the transactions, as it previously owned the same percentages indirectly through a series of consolidated holding companies. The cash received from Yulon was recognized as additional noncontrolling interest.

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, June 30, 2019	$(694)	$(47)	$—	$(227)	$(968)
Other comprehensive income (loss):
Currency translation adjustments	(39)				(39)
Holding gains and losses		57			57
Reclassification of amount to net income (a)		(49)			(49)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				6	6
Tax expense				(1)	(1)
Other comprehensive income (loss)	(39)	8	—	5	(26)
Balance, September 30, 2019	$(733)	$(39)	$—	$(222)	$(994)

Balance, June 30, 2018	$(710)	$(78)	$—	$(597)	$(1,385)
Other comprehensive income (loss):
Currency translation adjustments	(15)				(15)
Holding loss on net investment hedge	(3)				(3)
Holding gains and losses		9			9
Reclassification of amount to net income (a)		(7)			(7)
Actuarial gain on census update				18	18
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				9	9
Tax (expense) benefit		1		(6)	(5)
Other comprehensive income (loss)	(18)	3	—	21	6
Balance, September 30, 2018	$(728)	$(75)	$—	$(576)	$(1,379)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Total
Balance, December 31, 2018	$(721)	$(54)	$—	$(587)	$(1,362)
Other comprehensive income (loss):
Currency translation adjustments	(12)				(12)
Holding gains and losses		77			77
Reclassification of amount to net income (a)		(62)			(62)
Net actuarial gain				104	104
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				282	282
Tax expense				(21)	(21)
Other comprehensive income	(12)	15	—	365	368
Balance, September 30, 2019	$(733)	$(39)	$—	$(222)	$(994)

Balance, December 31, 2017	$(670)	$(64)	$2	$(610)	$(1,342)
Other comprehensive income (loss):
Currency translation adjustments	(55)				(55)
Holding loss on net investment hedge	(3)				(3)
Holding gains and losses		29			29
Reclassification of amount to net income (a)		(42)			(42)
Actuarial gain on census update				18	18
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				26	26
Tax (expense) benefit		2		(10)	(8)
Other comprehensive income (loss)	(58)	(11)	—	34	(35)
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018			(2)		(2)
Balance, September 30, 2018	$(728)	$(75)	$—	$(576)	$(1,379)
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
(b) See Note 12 for additional details.

Note 9. Redeemable Noncontrolling Interests

In connection with the acquisition of a controlling financial interest in TM4 from Hydro-Québec on June 22, 2018, we recognized $102 for Hydro-Québec's 45% redeemable noncontrolling interest in TM4. On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and an additional indirect 22.5% redeemable noncontrolling interest in PEPS which resulted in recognition of additional redeemable noncontrolling interest of $64. The terms of the agreement provide Hydro-Québec with the right to put all, and not less than all, of its ownership interests in TM4, SME and PEPS to Dana at fair value any time after June 22, 2021. See Note 2 for additional information.

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$105	$149	$100	$47
Initial fair value of redeemable noncontrolling interests of acquired businesses				102
Purchase of redeemable noncontrolling interest		(46)		(46)
Sale of redeemable noncontrolling interest	64		64
Cash contributions from redeemable noncontrolling interests	2		4
Comprehensive income (loss) adjustments:
Net income (loss) attributable to redeemable noncontrolling interests	(2)		(3)	1
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	5		9	(1)
Balance, end of period	$174	$103	$174	$103

Note 10. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to common stockholders - Numerator basic and diluted	$111	$95	$141	$327

Denominator:
Weighted-average common shares outstanding - Basic	144.0	144.7	144.0	145.1
Employee compensation-related shares, including stock options	0.8	1.2	0.8	1.5
Weighted-average common shares outstanding - Diluted	144.8	145.9	144.8	146.6

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.6 million and 0.1 million CSEs from the calculation of diluted earnings per share for the third quarters of 2019 and 2018 and excluded 0.2 million and 0.1 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive.

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

We paid $2 of cash to settle RSUs. We issued 0.7 million and 0.2 million shares of common stock based on the vesting of RSUs and PSUs during 2019. We recognized stock compensation expense of $5 and $4 during the third quarters of 2019 and

2018 and $15 and $13 during the respective year-to-date periods. At September 30, 2019, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $27. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 12. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost —

	Pension
	2019		2018		OPEB - Non-U.S.
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2019	2018
Interest cost	$7	$1	$11	$2	$1	$—
Expected return on plan assets	(10)		(18)	(1)
Service cost		2		2
Settlement charge		2
Amortization of net actuarial loss	3	2	7	2
Net periodic benefit cost	$—	$7	$—	$5	$1	$—

Nine Months Ended September 30,
Interest cost	$33	$5	$32	$5	$2	$2
Expected return on plan assets	(42)	(2)	(53)	(2)
Service cost		6		6
Settlement charge	258	2
Amortization of net actuarial loss	18	5	21	5
Net periodic benefit cost	$267	$16	$—	$14	$2	$2

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other expense, net and are not eligible for capitalization.

Pension expense for 2019 increased versus the same period in 2018 as a result of a lower assumed return on plan assets, higher interest expense, and a pension settlement charge.

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

Note 13. Marketable Securities

	September 30, 2019			December 31, 2018
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$—	$—	$—	$2	$—	$2
Corporate securities				4		4
Certificates of deposit	20		20	15		15
Total marketable securities	$20	$—	$20	$21	$—	$21

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities are primarily debt securities. Certificates of deposit maturing in one year or less total $20 at September 30, 2019.

Note 14. Financing Agreements

Long-term debt at —

	Interest Rate		9/30/2019	December 31, 2018
Senior Notes due September 15, 2023	6.000%		$300	$300
Senior Notes due December 15, 2024	5.500%		425	425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	375	375
Term Facility A			474	265
Term Facility B			349
Other indebtedness			63	28
Debt issuance costs			(27)	(18)
			2,359	1,775
Less: Current portion of long-term debt			13	20
Long-term debt, less debt issuance costs			$2,346	$1,755

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

Interest on the senior notes is payable semi-annually and interest on the Term Facilities is payable quarterly. Other indebtedness includes the note payable to SME, borrowings from various financial institutions, finance lease obligations and the unamortized fair value adjustment related to a terminated interest rate swap. See Note 2 for additional information on the note payable to SME and Note 15 for additional information on the terminated interest rate swap.

Credit agreement — On February 28, 2019, we entered into an amended credit and guaranty agreement comprised of a $500 term facility (the Term A Facility), a $450 term facility (the Term B Facility and, together with the Term A Facility, the Term Facilities) and a $750 revolving credit facility (the Revolving Facility). The Term A Facility and the Revolving Facility were expansions of our existing facilities. On February 28, 2019, we drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. The proceeds from the Term Facilities were used to acquire the Oerlikon Drive Systems segment of the Oerlikon Group and pay for related integration activities. We were required to make equal quarterly installments on the Term A Facility on the last day of each fiscal quarter of $8 beginning March 31, 2019 and 0.25% of the aggregate principal advances of the Term B Facility quarterly commencing on June 30, 2019. On August 30, 2019, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,000 and extending the maturities and reducing the interest rates of both the Revolving Facility and the Term A Facility. On August 30, we borrowed $100 on the Revolving Facility and paid down a similar amount of the Term B Facility. Outstanding borrowings on the Revolving Facility are included in short-term debt. We are now required to make quarterly installments on the Term A Facility on the last day of each fiscal quarter of $7 beginning on September 30, 2020 and are no longer required to make quarterly installments on the Term B Facility. We may prepay some or all of the amounts under the Term Facilities without penalty. We recorded deferred fees of $13 and $4 related to the amendments to the Term Facilities and the Revolving Facility, respectively. The deferred fees are being amortized over the life of the applicable facilities. Deferred financing costs on our Revolving Facility are included in other noncurrent assets. The Revolving Facility and the Term A Facility mature on August 17, 2024. The Term B Facility matures on February 28, 2026.

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

Advances under the Term A Facility and the Revolving Facility bear interest at a floating rate based on, at our option, the base rate or Eurodollar rate (each as described in the credit agreement) plus a margin as set forth below:

	Margin
Total Net Leverage Ratio	Base Rate	Eurodollar Rate
Less than or equal to 1.00:1.00	0.25%	1.25%
Greater than 1.00:1.00 but less than or equal to 2.00:1.00	0.50%	1.50%
Greater than 2.00:1.00	0.75%	1.75%

The Term B Facility bears interest based on, at our option, the Base Rate plus 1.25% or the Eurodollar rate plus 2.25%. We have elected to pay interest on our advances under the Term Facilities at the Eurodollar Rate. The interest rate on the Term A Facility was 3.544% and the Term B Facility was 4.294%, inclusive of the applicable margins, as of September 30, 2019. We have elected to pay interest on our advances under the Revolving Facility at the Eurodollar Rate. The interest rate on the Revolving Facility was 3.544%, inclusive of the applicable margins, as of September 30, 2019.

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

As of September 30, 2019, we had outstanding borrowings of $100 under the Revolving Facility and had utilized $21 for letters of credit. We had availability at September 30, 2019 under the Revolving Facility of $879 after deducting the outstanding borrowings and letters of credit.

Debt covenants — At September 30, 2019, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Term A Facility and Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 15. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	September 30, 2019	December 31, 2018
Available-for-sale securities	Marketable securities	2	$20	$21
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	8	6
Cash flow hedges	Other accrued liabilities	2	6	5
Undesignated	Accounts receivable - Other	2	1	2
Undesignated	Other accrued liabilities	2	1	1
Interest rate collars	Other accrued liabilities	2	5
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	42	118

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		September 30, 2019		December 31, 2018
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	2	$1,500	$1,553	$1,500	$1,442
Term Facility	2	823	825	265	265
Other indebtedness*	2	63	58	28	23
Total		$2,386	$2,436	$1,793	$1,730

*	The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap at both dates.

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps and interest rate collars designed to mitigate our interest rate risk. As of September 30, 2019, no fixed-to-floating interest rate swaps remain outstanding. However, a $5 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at September 30, 2019. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the three months and nine months ended September 30, 2019. We have outstanding interest rate collars with a notional value of $425 that will mature in December 2021. For interest rate collars, no payments or receipts are exchanged unless interest rates rise or fall in excess of a predetermined ceiling or floor rate.

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

The following fixed-to-fixed cross-currency swaps were outstanding at September 30, 2019:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $473 at September 30, 2019 and $1,007 at December 31, 2018. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,081 at September 30, 2019 and $1,097 at December 31, 2018.

The following currency derivatives were outstanding at September 30, 2019:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$145	$8	$153	Dec-20
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble, Chinese renminbi, Mexican peso, Australian dollar, Japanese yen	112	21	133	Jan-24
British pound	U.S. dollar, euro	1	2	3	Sep-20
Swedish krona	euro	3		3	Dec-19
South African rand	U.S. dollar, euro, Thai baht	7	4	11	Sep-20
Thai baht	U.S. dollar	13		13	Jun-20
Canadian dollar	U.S. dollar	17		17	Dec-20
Brazilian real	U.S. dollar, euro	51	19	70	Sep-20
Indian rupee	U.S. dollar, British pound, euro		61	61	Dec-20
Chinese renminbi	U.S. dollar, Canadian dollar, euro		7	7	Nov-19
Taiwan dollar	Chinese renminbi		2	2	Mar-20
Total forward contracts		349	124	473

U.S. dollar	euro	306		306	Sep-23
Euro	U.S. dollar	775		775	Jun-26
Total currency swaps		1,081	—	1,081
Total currency derivatives		$1,430	$124	$1,554

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	September 30, 2019	December 31, 2018	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$—	$2	$—
Collar	(5)
Cross-Currency Swaps	(38)	(60)
Total	$(43)	$(58)	$—

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2019
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$2,164	$1,882	$8
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(2)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(47)

	Nine Months Ended September 30, 2019
	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$6,633	$5,725	$31
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(7)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(55)

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2018
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$1,978	$1,692	$9
(Gain) or loss on cash flow hedging relationships
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(7)

	Nine Months Ended September 30, 2018
	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$6,170	$5,269	$19
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(2)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(40)

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

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$(3)	$(15)	Other expense, net

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

Note 16. Commitments and Contingencies

Product liabilities — Accrued product liability costs were $14 at September 30, 2019 and $19 at December 31, 2018. We had also recognized amounts recoverable from third parties of $14 at September 30, 2019 and $24 at December 31, 2018. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $9 at September 30, 2019 and $10 at December 31, 2018. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$95	$75	$75	$76
Acquisitions			17	1
Amounts accrued for current period sales	9	9	26	27
Adjustments of prior estimates		(1)	2	(1)
Settlements of warranty claims	(11)	(9)	(27)	(28)
Currency impact	(2)		(2)	(1)
Balance, end of period	$91	$74	$91	$74

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

We reported an income tax expense of $5 and $31 for the third quarters of 2019 and 2018 and income tax benefit of $27 and income tax expense of $75 for the respective year-to-date periods. Our effective tax rates were (28)% and 19% for the first nine months of 2019 and 2018. During the third quarter of 2019, we recognized a benefit of $22 for the release of a valuation allowance in a subsidiary in Brazil based on recent history of profitability and increased income projections. During the second quarter of 2019, a pre-tax pension settlement charge of $258 with an associated income tax benefit of $9 was recorded. Also during the second quarter of 2019, we recorded tax benefits of $48 related to tax actions that adjusted federal tax credits and

$30 related to the development of a tax planning strategy which reduced valuation allowances on existing federal tax credits. During the first quarter of 2019, we recognized a benefit of $22 related to the reduction of valuation allowances in the U.S. based on increased income projections. Partially offsetting this benefit in the first quarter of 2019 was $6 of expense related to a U.S. state law change. Excluding these items, the effective tax rate would be 28% for the 2019 nine-month period. The 2018 tax expense reflected several discrete items in the second quarter, during which we recognized a benefit of $46 related to U.S. state law changes and the development and implementation of a tax planning strategy which adjusted federal tax credits, federal and state net operating losses and the associated valuation allowances. Partially offsetting this benefit was $7 of expense to settle outstanding tax matters in a foreign jurisdiction and foreign taxes related to cash repatriation actions. Excluding these items, the effective tax rate would be 29% for the 2018 nine-month period. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Dividends of earnings from non-U.S. operations are generally no longer subjected to U.S. income tax. We continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amounts and sources of these earnings.

Note 19. Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Non-service cost components of pension and OPEB costs	$(4)	$(3)	$(19)	$(10)
Government grants and incentives	3	3	11	8
Foreign exchange loss	(1)	(3)	(11)	(7)
Strategic transaction expenses, net of transaction breakup fee income	(8)	(6)	(32)	(13)
Non-income tax legal judgment			6
Other, net	2		14	3
Other expense, net	$(8)	$(9)	$(31)	$(19)

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $18 and $12 at September 30, 2019 and December 31, 2018. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

Three Months Ended September 30, 2019	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$699	$238	$89	$132	$1,158
Europe	80	49	381	104	614
South America	34	85	11	4	134
Asia Pacific	117	26	101	14	258
Total	$930	$398	$582	$254	$2,164

Nine Months Ended September 30, 2019
North America	$2,042	$745	$245	$412	$3,444
Europe	256	181	1,243	325	2,005
South America	105	245	31	15	396
Asia Pacific	360	95	289	44	788
Total	$2,763	$1,266	$1,808	$796	$6,633

Three Months Ended September 30, 2018
North America	$605	$232	$35	$141	$1,013
Europe	83	62	322	105	572
South America	46	79	9	6	140
Asia Pacific	145	33	59	16	253
Total	$879	$406	$425	$268	$1,978

Nine Months September 30, 2018
North America	$1,869	$677	$109	$442	$3,097
Europe	264	206	1,083	337	1,890
South America	139	240	23	16	418
Asia Pacific	430	94	187	54	765
Total	$2,702	$1,217	$1,402	$849	$6,170

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

Segment information —

	2019			2018
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$930	$30	$113	$879	$34	$102
Commercial Vehicle	398	27	33	406	29	39
Off-Highway	582	3	79	425	3	69
Power Technologies	254	7	28	268	5	33
Eliminations and other		(67)			(71)
Total	$2,164	$—	$253	$1,978	$—	$243

Nine Months Ended September 30,
Light Vehicle	$2,763	$99	$333	$2,702	$103	$297
Commercial Vehicle	1,266	80	115	1,217	83	114
Off-Highway	1,808	13	264	1,402	8	220
Power Technologies	796	17	90	849	16	117
Eliminations and other		(209)			(210)
Total	$6,633	$—	$802	$6,170	$—	$748

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment EBITDA	$253	$243	$802	$748
Corporate expense and other items, net	(3)	(3)	(9)	(14)
Depreciation	(82)	(63)	(235)	(187)
Amortization	(4)	(3)	(12)	(8)
Non-service cost components of pension and OPEB costs	(4)	(3)	(19)	(10)
Pension settlement charge	(2)		(260)
Restructuring charges, net	(5)	(9)	(23)	(17)
Stock compensation expense	(5)	(4)	(15)	(13)
Strategic transaction expenses, net of transaction breakup fee income	(8)	(6)	(32)	(13)
Acquisition related inventory adjustments	(3)		(12)
Non-income tax legal judgment			6
Other items		(5)	(9)	(10)
Impairment of indefinite-lived intangible asset				(20)
Adjustment in fair value of disposal group held for sale				3
Earnings before interest and income taxes	137	147	182	459
Interest expense	31	24	92	71
Interest income	3	3	8	8
Earnings before income taxes	109	126	98	396
Income tax expense (benefit)	5	31	(27)	75
Equity in earnings of affiliates	8	1	22	13
Net income	$112	$96	$147	$334

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

Equity method investments exceeding $5 at September 30, 2019 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$90
Bendix Spicer Foundation Brake, LLC	20%	51
Axles India Limited	48%	10
Ashwoods Innovations Ltd.	58%	7
Taiway Ltd.	28%	5
All others as a group		7
Investments in equity affiliates		170
Investments in affiliates carried at cost		2
Investments in affiliates		$172

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive and motion products (axles, driveshafts, planetary hub drives, power-transmission products, transmissions, electric motors, inverters, controls and tire-management products); sealing solutions (gaskets, seals, heat shields, and fuel-cell plates); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, and exhaust-gas heat recovery); and fluid-power products (pumps, valves, motors, and controls). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Drive and Motion Technologies (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At September 30, 2019, we employed approximately 37,000 people, operated in 33 countries and had 154 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$930	43.0%	$879	44.5%	$2,763	41.6%	$2,702	43.8%
Commercial Vehicle	398	18.4%	406	20.5%	1,266	19.1%	1,217	19.7%
Off-Highway	582	26.9%	425	21.5%	1,808	27.3%	1,402	22.7%
Power Technologies	254	11.7%	268	13.5%	796	12.0%	849	13.8%
Total	$2,164		$1,978		$6,633		$6,170

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

Initiatives to capitalize on evolving hybridization and electrification vehicle trends are a core ingredient of our final enterprise strategy element, Lead Electric Propulsion. Our efforts are focused on developing and delivering fully integrated e-Propulsion systems to capture opportunities to double content per vehicle as our core markets shift from internal combustion engines to electric propulsion. In addition to our current technologies in battery cooling and fuel cells, this element of our strategy is leveraging our deep expertise in driveline technology to enable the hybridization and electrification of our core markets. We are working with our customers to develop new solutions for those markets where electrification will be adopted first such as hybrid applications, buses, and urban delivery vehicles. These new solutions, which include advanced electric propulsion systems with fully integrated motors and controls, are included in our Spicer® Electrified™ portfolio of products. Working with our joint venture partner, our latest integrated e-Axle was launched during the first quarter of 2018 in a bus application in China. Our investment in SME in January 2019, PEPS in June 2019, Nordresa in August 2019 and TM4 in June 2018 (see Acquisitions section below) adds electric motors, power inverters, control and battery-management systems, and electric powertrain system integration expertise to our product portfolio, enhancing our range of hybrid and electric vehicle solutions for customers across all three of our end markets. Electrification creates significant opportunity in driveline applications.

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Our Board of Directors authorized a $200 share repurchase program effective in 2018 which expires at the end of 2019. Through the third quarter of 2019, we have used cash of $50 to repurchase common shares under the current program. We declared and paid quarterly common stock dividends in each of the past thirty-one quarters.

Financing actions — We have taken advantage of the lower interest rate environment to complete refinancing transactions that resulted in lower effective interest rates while extending maturities. In 2017, we completed a $400 2025 note offering and entered into a $275 floating rate term loan. The proceeds of these issuances were used to repay higher cost international debt and to repay $450 of 2021 notes. During 2019, we expanded our credit and guaranty agreement. We entered into $675 of additional floating rate term loans to fund the ODS acquisition (see Acquisitions section below) and upsized our revolving credit facility to $1,000 and extended its maturity by two years. During 2019, we terminated one of our U.S. defined benefit pension plans, settling approximately $165 of previously unfunded pension obligations and eliminating future funding risk associated with interest rate and other market developments.

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

Hydro-Québec Relationship

On June 22, 2018, we acquired a 55% ownership interest in TM4 from Hydro-Québec. On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and increasing its existing indirect 22.5% noncontrolling interest in PEPS to 45%. We received $65 at closing, consisting of $53 of cash and a note receivable of $12. The note is payable in five years and bears annual interest of 5%. Dana will continue to consolidate SME and PEPS as the governing documents continue to provide Dana with a controlling financial interest in these subsidiaries. See Acquisitions section below for a discussion of Dana's acquisitions of PEPS, SME and TM4.

Acquisitions

Nordresa — On August 26, 2019, we acquired a 100% ownership interest in Nordresa Motors, Inc. (Nordresa) for consideration of $12, using cash on hand. Nordresa is a prominent integration and application engineering expert for the development and commercialization of electric powertrains for commercial vehicles. The investment further enhances Dana's electrification capabilities by combining its complete portfolio of motors, inverters, chargers, gearboxes, and thermal-management products with Nordresa's proprietary battery-management system, electric powertrain controls and integration expertise to deliver complete electric powertrain systems. The results of operations of Nordresa are reported within our

Commercial Vehicle operating segment. Nordresa had an insignificant impact on our consolidated results of operations during the third quarter of 2019.

Prestolite E-Propulsion Systems (Beijing) Limited — On June 6, 2019, we acquired Prestolite Electric Beijing Limited's (PEBL) 50% ownership interest in Prestolite E-Propulsion Systems (Beijing) Limited (PEPS). PEPS manufactures and distributes electric mobility solutions, including electric motors, inverters, and generators for commercial vehicles and heavy machinery. PEPS has a state-of-the-art facility in China, enabling us to expand motor and inverter manufacturing capabilities in the world's largest electric-mobility market. The acquisition of PEBL's interest in PEPS, along with our existing ownership interest in PEPS through our TM4 subsidiary, provides us with a controlling financial interest in PEPS. We recognized a $2 gain to other expense, net on the required remeasurement of our previously held equity-method investment in PEPS to fair value. We paid $50 at closing using cash on hand. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of PEPS will be reported in our Commercial Vehicle operating segment from the date of acquisition. PEPS had an insignificant impact on our consolidated results of operations during the third quarter and first nine months of 2019. See Hydro-Québec relationship discussion above for details of subsequent changes in our ownership interest in PEPS.

Oerlikon Drive Systems — On February 28, 2019, we acquired the Oerlikon Drive Systems (ODS) segment of the Oerlikon Group. ODS is a global manufacturer of high-precision gears, planetary hub drives for wheeled and tracked vehicles, and products, controls, and software that support vehicle electrification across the mobility industry. The business employs approximately 5,600 people and operates 11 manufacturing and engineering facilities in China, India, Italy, the United Kingdom, and the United States, with one additional facility under construction in China. We paid $626 at closing, which was primarily funded through debt proceeds. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of Oerlikon Drive Systems will be reported in our Off-Highway operating segment from the date of acquisition. The ODS acquisition added $179 of sales and $26 of adjusted EBITDA during the third quarter of 2019 and $465 of sales and $62 of adjusted EBITDA during the first nine months of 2019.

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
The SME acquisition added $4 of sales and de minimis adjusted EBITDA during the third quarter of 2019 and $16 of sales and de minimis adjusted EBITDA during the first nine months of 2019. See Hydro-Québec relationship discussion above for details of subsequent changes in our ownership interest in SME.

TM4 — On June 22, 2018, we acquired a 55% ownership interest in TM4 Inc. (TM4) from Hydro-Québec. TM4 designs and manufactures motors, power inverters and control systems for electric vehicles, offering a complementary portfolio to Dana's electric gearboxes and thermal-management technologies for batteries, motors and inverters. The transaction establishes Dana as the only supplier with full e-Drive design, engineering and manufacturing capabilities – offering electro mechanical propulsion solutions to each of our end markets. TM4's technology and advanced manufacturing facility in Boucherville, Quebec will add to our global technical centers, and their 50% interest in PEPS provides an opportunity to enhance our position in the fastest growing market for electric vehicles. Dana is consolidating TM4 as the governing documents provide Dana with a controlling financial interest. Cash on hand of $125 was used to acquire the interest in TM4. Reference is made to Note 2 of the consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of the TM4 business are reported in our Commercial Vehicle operating segment from the date of acquisition. The TM4 acquisition contributed $11 of sales and de minimis adjusted EBITDA in 2018.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2019 Outlook			2018	2017
North America
Light Truck (Full Frame)	4,360	to	4,660	4,476	4,331
Light Vehicle Engines	14,600	to	14,900	15,332	14,828
Medium Truck (Classes 5-7)	280	to	290	270	246
Heavy Truck (Class 8)	325	to	345	320	255
Agricultural Equipment	50	to	60	56	54
Construction/Mining Equipment	160	to	170	176	157
Europe (including Eastern Europe)
Light Truck	10,500	to	11,500	10,721	10,276
Light Vehicle Engines	22,250	to	22,750	23,098	24,096
Medium/Heavy Truck	505	to	520	506	486
Agricultural Equipment	195	to	210	204	202
Construction/Mining Equipment	330	to	350	351	309
South America
Light Truck	1,300	to	1,500	1,313	1,235
Light Vehicle Engines	2,750	to	2,850	2,797	2,412
Medium/Heavy Truck	115	to	125	113	89
Agricultural Equipment	30	to	35	34	33
Construction/Mining Equipment	8	to	12	9	9
Asia-Pacific
Light Truck	27,800	to	29,000	29,369	29,495
Light Vehicle Engines	48,000	to	49,000	52,293	52,543
Medium/Heavy Truck	1,800	to	2,000	2,004	2,039
Agricultural Equipment	620	to	660	653	653
Construction/Mining Equipment	470	to	490	495	441

North America

Light vehicle markets — Improving economic conditions during the past few years have contributed to strong light vehicle sales and production levels in North America. Overall economic conditions in North America have been relatively favorable with improving employment levels, strong consumer confidence levels and comparatively low/stable fuel prices. Strong sales levels the past few years have significantly reduced the built-up demand to replace older vehicles. As such, the overall North America light vehicle market began to show signs of weakening demand levels in 2017. To date, these effects have been most notable in passenger car sales which declined about 9% in 2017 and another 11% in 2018. Light vehicle sales for the first nine months of 2019 declined 2% compared to the first nine months of 2018, with passenger car sales down 9% and light truck sales up 2%. In the full frame light truck segment where many of our programs are focused, sales increased 3% in 2017 and another 3% in 2018. Full frame truck sales for the first nine months of 2019 were up 3% compared to the first nine months of 2018. Production levels have generally been reflective of light vehicle sales. Light vehicle production of 17.1 million units in 2017 was down 4% from 2016. Light vehicle production of 17.0 million units in 2018 was comparable to 2017. After being down 7% in 2017, light vehicle engine production increased 3% in 2018. Light vehicle engine production in this year's first nine months was down 3% compared with the first nine months of 2018. In the key full frame light truck segment, production levels in 2018 increased about 3% compared to 2017 following an increase of 3% in 2017 from the preceding year. Full frame light truck production in this year's first nine months was up 5% from the same period of 2018. Days' supply of total light vehicles in the U.S. at the end of September 2019 was around 66 days, up from 61 days at the end of December 2018 and comparable with the end of September 2018. In the full frame light truck segment, inventory levels were 81 days at the end of September 2019, up from 72 days at the end of December 2018 and 79 days at the end of September 2018.

The North America light truck markets are expected to be relatively flat in 2019, with the effect of stable manufacturing and construction environments being offset by the impact of less pent-up demand, increasing demand for used vehicles and higher levels of consumer debt. We expect Dana sales to continue to benefit from our net new business backlog as additional key customer programs commence production in 2019, offsetting flat light truck demand. Our full year outlook for full frame light truck production is up slightly from July 2019. Our outlook for 2019 has full frame light truck production at 4.4 to 4.7 million vehicles, up 4% to down 3% compared to 2018. Our full year outlook for light vehicle engine is up slightly from our July 2019 outlook. Our outlook for 2019 has light vehicle engine production at 14.6 to 14.9 million units, down 3 to 5% compared to 2018, driven primarily by continued softness in the passenger car market.

Medium/heavy vehicle markets — The commercial vehicle market is similarly impacted by many of the same macroeconomic developments impacting the light vehicle market. Production levels in the heavy truck segment were scaled back in 2016 in response to there being more trucks in service than required for freight demand. Class 8 production in 2016 declined 29% from 2015 while medium duty Classes 5-7 production was relatively stable. With the improving economic conditions in 2017 and scaled down build in 2016, there was increased freight-hauling demand and a strengthening order book for new trucks. Class 8 unit production was up about 12% from 2016 while medium-duty production was about 6% higher. Strong demand continued into 2018, with Class 8 production up 25% and medium-duty truck production being up 10% compared to 2017. As expected, strong demand has continued into 2019, with nine-month 2019 Class 8 production being up 11% and medium-duty truck production remaining stable compared to the same period of 2018.

Our full year 2019 production outlook for Class 8 trucks is unchanged at 325,000 to 345,000 vehicles, up 2 to 8% from 2018. In the medium duty segment, our outlook of 280,000 to 290,000 units is up slightly from our February 2019 outlook, up 4 to 7% compared to 2018.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels have increased with light vehicle engine production being up about 3% in both 2016 and 2017, and light truck production being higher by 9 to 10% in 2016 and 2017. Overall market stability continued in 2018 as light vehicle engine production was down 4% and light truck production was up 4%. The United Kingdom's decision to withdraw from the European Union, along with political developments in other European countries, continues to cast an element of uncertainty around continued economic improvement in the region. Light vehicle engine production was down 2% and light truck production was flat compared to last year's first nine months. At present, while we continue to expect overall stable to improving economic conditions across the entire region in 2019, we have lowered our 2019 outlook for light vehicle engine production. Our current full year 2019 outlook reflects light vehicle engine production being down 2 to 4%. Our full year 2019 production outlook for light truck is unchanged, with production up 7% to down 2%. The economic climate in many South American markets the past few years has been weak, volatile and challenging. After significant production declines in 2014 and 2015, there were signs that demand levels had bottomed out in 2016. Production levels in 2017 and 2018 were reflective of an improving market, with light vehicle engine production up 14% and 16% and light truck production up 26% and 6%, respectively. Light vehicle engine and light truck production in this year's first nine months were flat compared with last year. Our light truck production outlook is unchanged from April 2019, flat to up 14% compared to last year. We have lowered our April 2019 light vehicle engine production outlook, now expecting production to be up 2% to down 2% compared to 2018. The Asia Pacific markets have been relatively strong the past few years. Light truck production increased 14% in 2016 and was up another 7% in 2017, while light vehicle engine production increased 7% in 2016 and another 4% in 2017. Production leveled off in 2018, with both light truck and light vehicle engine production being flat compared to 2017 levels. Light vehicle engine and light truck production for the first nine months of 2019 were down 7% and 5%, respectively, reflecting a potential weakening of China's economy. We have reduced our full year 2019 outlook for the Asia Pacific light vehicle markets, with light truck production now being down 1 to 5% and light engine production being down 6 to 8% from 2018.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. A strengthening European market the past three years contributed to medium/heavy truck production increasing 7% in 2016, 5% in 2017 and another 4% in 2018. Production during the first nine months of 2019 increased 4% over the same period of 2018. Our 2019 full year outlook anticipates continued strong production at levels relatively comparable with 2018 and is unchanged from February 2019. A weakening South America economic climate beginning in 2014 led to a significant decline in medium/heavy truck production in 2015 and 2016. As with the light vehicle markets, improving economic conditions in the region led to medium/heavy truck production increasing 27% in 2017 and an additional 27% in 2018. Production during the first nine months of 2019 was up 12% from 2018. We continue to expect economic conditions to be relatively stable to modestly improved in 2019. Our full year 2019 outlook is unchanged with medium/heavy truck production being up 2 to 11% compared to 2018. A stronger than expected China market and an improving India market contributed to increases in medium/heavy truck production in the Asia Pacific region of about 20% in 2016 and another 23% in 2017. Production levels in 2017 were driven partly by regulatory changes in China limiting axle load and weight. With some pre-buy having occurred during the second half of 2017 as a result of the China regulatory actions, 2018 medium/heavy truck production was down 2% from 2017. Production in the first nine months of this year were down 8% from the first nine months of 2018, reflecting anticipated production declines resulting from modal transportation shifts and technology advances putting downward pressure on medium/heavy truck demand in 2019. We have reduced our full year 2019 outlook for the Asia Pacific commercial vehicle market, with medium/heavy truck production being flat to down 10% from 2018.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with 69% of its nine-month 2019 sales coming from Europe and 18% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments which had been relatively weak for several years until beginning to rebound in 2017. Global demand in the agriculture market was down about 11% in 2014, 7% in 2015 and 5% in 2016. The construction/mining segment weakened about 4% in 2014, 11% in 2015 and 3% in 2016. These markets began to rebound in 2017 along with general economic recovery in several global markets, and in particular the European markets where this segment has a significant presence. During 2017, global production levels in the construction/mining and agriculture segments increased by about 8% and 2%, respectively. The uplift in market demand continued in 2018 with global production levels in the construction/mining and agriculture segments increasing an additional 13% and 1%, respectively. While we experienced generally steady economic conditions during the first half of 2019, the global construction/mining and agricultural equipment markets have begun to pull back during the third quarter of 2019. Our current 2019 outlook reflects production in the construction/mining segment being down 1 to 6% and the agriculture segment being down 5% to up 2% from 2018.

Foreign Currency

With 53% of our year-to-date 2019 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and Brazil accounted for 48% and 9% of our year-to-date 2019 non-U.S. sales, respectively, while Thailand, India and China each accounted for approximately 7%. Although sales in Argentina and South Africa are each less than 5% of our non-U.S. sales, exchange rate movements of those countries have been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in 2017, increasing 2017 sales by $54. A stronger euro, Brazilian real, Thai baht and South African rand more than offset a weaker Argentine peso. Overall international currencies continued to strengthen against the U.S. dollar in 2018, with sales increasing by $16 principally due to a stronger euro, Thai baht and Chinese renminbi, partially offset by a weaker Brazilian real, Argentine peso and Indian rupee. Weaker international currencies for this year's first nine months as compared to exchange rates in the first nine months of 2018 decreased sales by $159, with the euro and Brazilian real accounting for $92 and $24 of the decrease, respectively. Based on our current sales and exchange rate outlook for 2019, we expect overall stability in international currencies with a modest reduction to sales. At sales levels in our current outlook for 2019, a 5% movement on the euro would impact our annual sales by approximately $112. A 5% change on the Brazilian real, Thai baht, Mexican peso, Chinese renminbi, British pound and Indian rupee rates would impact our annual sales in each of those countries by approximately $10 to $20.

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

The Brazil market is an important market for our Commercial Vehicle segment, representing about 19% of this segment's nine-month 2019 sales. Our medium/heavy truck sales in Brazil account for approximately 80% of our nine-month 2019 sales in the country. Reduced market demand resulting from the weak economic environment in Brazil in 2015 led to production levels in the light vehicle and medium/heavy duty truck markets that were lower by about 22% and 44% from 2014. Continued weakness in 2016 resulted in further reductions in medium/heavy truck production of about 20% and a light vehicle production decline of around 10%. As a consequence, sales by our operations in Brazil for 2016 approximated $200, down from about $500 in 2014. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions and reduced costs to the extent practicable. The Brazilian economy rebounded in 2017, leading to increased medium/heavy truck and light truck production of more than 25% from 2016 in each of those segments. Economic improvement and increased production continued in 2018. Sales in 2018 were up 15% from 2017 as medium/heavy truck production was 27% higher than 2017 and light truck production was up about 7%. Further economic improvement and increased production is expected in 2019. In this year's first nine months, medium/heavy truck production was 13% higher and light truck production was 7% higher than the same period of 2018.

As indicated above, Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first nine months of 2019 of approximately $67 are approximately 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $26, including $6 of net fixed assets, at September 30, 2019.

Commodity Costs

The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper and brass. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings and component parts that include commodities. During 2018 and the first nine months of 2019, commodity prices have been impacted by recently imposed tariffs. As suppliers paying the tariffs attempt to pass through the cost of the tariffs, we are likewise in discussions with our customers to absorb that cost. As suppliers not subject to the tariffs advantage themselves by raising prices, these price increases are generally reflected in the published commodity indexes. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes.

Prices for commodities such as steel and aluminum have risen over the past year, in part due to strong global demand and more recently due to imposition of tariffs on these products. Higher commodity prices reduced year-over-year third-quarter and nine-months earnings in 2019 by approximately $2 and $46, as compared to year-over-year earnings reductions of $37 and $79 from higher commodity prices in the same periods last year. Material cost recovery and other pricing actions decreased year-over-year third quarter earnings in 2019 by $14 while they increased year-over-year nine-months earnings in 2019 by $8, whereas pricing and recovery actions increased year-over-year third-quarter and nine-months earnings in 2018 by $22 and $44.

Sales, Earnings and Cash Flow Outlook

	2019 Outlook	2018	2017
Sales	$8,550 - $8,850	$8,143	$7,209
Adjusted EBITDA	$1,000 - $1,070	$957	$835
Net cash provided by operating activities	~7.2% of Sales	$568	$554
Discretionary pension contribution	~0.7% of Sales	$—	$—
Purchases of property, plant and equipment	~4.9% of Sales	$325	$393
Adjusted Free Cash Flow	~3.0% of Sales	$243	$161

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

We experienced declines in total sales in 2016 due to weaker international currencies relative to the U.S. dollar. Adjusted for currency, sales in 2016 were relatively comparable to the prior year, with new customer programs largely offsetting the impacts of overall weaker end user demand across our global businesses. We experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. The 24% increase in sales during 2017 was driven primarily by acquisitions and stronger market demand. Acquisitions, net of divestitures, added $500 of sales, while stronger market demand and contributions from new customer programs increased sales by $829 – an organic increase of 14%. In 2017, international currencies were relatively stable, providing a $54 benefit to sales. Sales increased an additional $934, or 13%, in 2018, reflecting continued strong market demand and the contribution of net new business backlog. Strong off-highway, commercial vehicle and light truck demand combined with net new business of about $300, drove 2018 organic growth of $861, or 12%. International currencies and acquisition and divestiture activities had a negligible impact on 2018 sales. We have lowered our sales outlook to $8,550 to $8,850, approximately $275 lower than our July 2019 outlook. We are expecting sales from our Off-Highway operating segment, inclusive of sales from the Oerlikon Drive Systems acquisition, to be lower than originally anticipated as global construction/mining and agricultural markets have softened in the back half of 2019. We also expect weaker international currencies (euro, Brazilian real, South African rand, Chinese renminbi and India rupee) to have a greater impact on our 2019 sales than originally anticipated.

Adjusted EBITDA margin as a percent of sales remained relatively constant at around 11% in 2016 despite certain markets being weak and volatile. We continue to focus on margin improvement through right sizing and rationalizing our manufacturing operations, leveraging resources across the global organization, implementing other cost reduction initiatives and ensuring that customer programs are competitively priced. We achieved adjusted EBITDA margin growth in 2017 as we benefited from the operating leverage attributable to increased sales volumes, while at the same time integrating several acquisitions. Increased commodity prices adversely impacted 2018 earnings and adjusted EBITDA margin. Although we recovered a substantial share of the increased cost, with the customary lag from incurrence of the higher cost to recovery, approximately $35 was not recovered by the end of 2018. Much of the adverse earnings impact of higher commodity costs and supply chain pressures of operating at strong levels of market demand were offset with material cost savings, acquisition synergies and other cost reductions. As such, our adjusted EBITDA margin for 2018 was 11.8%, a 20 basis point improvement over 2017. At our current sales outlook for 2019, we now anticipate full year 2019 adjusted EBITDA to approximate $1,000 to $1,070. Adjusted EBITDA margin is expected to approximate 11.9%, as the benefit from higher margin net new business and synergies related to our acquisition of Oerlikon Drive Systems will be largely offset by higher commodity and other costs and increased investment to support our electrification strategy.

We have generated positive adjusted free cash flow in recent years while increasing capital spending to support organic business growth through launching new business with customers. Reduced adjusted free cash flow in 2016 was primarily attributable to our continued success in being awarded significant new customer programs. Although many of the program wins were not scheduled to begin production until 2018, certain of these programs required capital investment beginning in 2016. As such, cash used for capital investments in 2016 was $62 higher than in 2015. As planned, an elevated level of capital spending at around 5.5% of sales continued into 2017 to support new customer programs. Despite an increase in capital spending of $71 in 2017, free cash increased by $99, primarily from a stronger earnings performance which contributed to increased operating cash flows of $170. Adjusted free cash flow increased $82 in 2018, with benefits from increased operating earnings and lower required capital investment being partially offset by higher working capital requirements associated with increased sales and production levels. We expect to generate adjusted free cash flow of approximately $260, or 3% of sales for 2019. The benefit of continued growth in adjusted EBITDA in 2019 will be partially offset by higher integration costs associated with our acquisition of Oerlikon Drive Systems. We expect capital spending in 2019 to be around 4.9% of sales, slightly higher than 2018. While required capital spending to support new customer programs has begun to dissipate, we are making additional capital investment associated with the Oerlikon Drive Systems acquisition.

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

Summary Consolidated Results of Operations (Third Quarter, 2019 versus 2018)

	Three Months Ended September 30,
	2019		2018
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,164		$1,978		$186
Cost of sales	1,882	87.0%	1,692	85.5%	190
Gross margin	282	13.0%	286	14.5%	(4)
Selling, general and administrative expenses	128	5.9%	119	6.0%	9
Amortization of intangibles	2		2		—
Restructuring charges, net	5		9		(4)
Pension settlement charge	(2)				(2)
Other expense, net	(8)		(9)		1
Earnings before interest and income taxes	137		147		(10)
Interest income	3		3		—
Interest expense	31		24		7
Earnings before income taxes	109		126		(17)
Income tax expense	5		31		(26)
Equity in earnings of affiliates	8		1		7
Net income	112		96		16
Less: Noncontrolling interests net income	3		1		2
Less: Redeemable noncontrolling interests net loss	(2)				(2)
Net income attributable to the parent company	$111		$95		$16

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended September 30,			Amount of Change Due To
	2019	2018	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,158	$1,013	$145	$—	$58	$87
Europe	614	572	42	(27)	90	(21)
South America	134	140	(6)		(1)	(5)
Asia Pacific	258	253	5	2	42	(39)
Total	$2,164	$1,978	$186	$(25)	$189	$22

Sales in 2019 were $186 higher than in 2018. Weaker international currencies decreased sales by $25, principally due to a weaker euro. The acquisitions of ODS and SME in this year's first quarter, PEPS in this year's second quarter, Nordresa in this year's third quarter and TM4 in last year's second quarter, net of the divestiture of the Brazil suspension components business in last year's third quarter, generated a year-over-year increase in sales of $189. The organic sales increase of $22, or 1%, resulted from increased full frame truck production in North America and the conversion of sales backlog, which was largely offset by lower global passenger car volumes and weaker global medium/heavy truck, construction/mining and agriculture markets. Pricing actions, including material commodity price and inflationary cost recovery, reduced sales by $14.

The North America organic sales increase of 9% was driven principally by stronger light truck production volumes and the conversion of sales backlog, partially offset by lower medium/heavy truck production volumes. Third-quarter 2019 full frame light truck production was up 10% while production of Class 8 and Classes 5-7 trucks were down 3% and 8%, respectively.

A weaker euro was the primary driver of the decreased sales in Europe due to currency effects. Excluding currency and acquisition effects, sales in Europe were down 4% compared with 2018. With our significant Off-Highway presence in the region, softening construction/mining and agricultural markets were a major factor. Organic sales in this operating segment were down 3% compared with the third quarter of 2018.

Excluding divestiture effects, third quarter sales in South America decreased 4% compared to 2018. The region overall experienced improving markets, with medium/heavy truck production up about 16% and light truck production up about 1%. Lower Light Vehicle segment sales, primarily in Argentina, were partially offset by higher Commercial Vehicle segment sales, primarily in Brazil.

A stronger Thai baht partially offset by a weaker Chinese renminbi was the primary driver of the increased sales in Asia Pacific due to currency effects. Excluding currency and acquisition effects, sales decreased about 15% as China's economy showed signs of weakening. Light truck, light vehicle engine and medium/heavy truck production were down 1%, 5% and 10%, respectively from the third quarter of 2018.

Cost of sales and gross margin — Cost of sales for the third quarter of 2019 increased $190, or 11% when compared to 2018. Similar to the factors affecting sales, the increase was primarily due to the inclusion of acquired businesses. Cost of sales as a percent of sales in 2019 was 150 basis points higher than in the previous year. Cost of sales attributed to net acquisitions, which included $3 of incremental cost assigned to inventory as part of business combination accounting, was approximately $182. Excluding the effects of acquisitions and divestitures, cost of sales as a percent of sales was 86.1%, 60 basis points higher than in the previous year. The increased cost of sales as a percent of sales was largely attributable to higher commodity prices which increased material costs by about $2, higher depreciation expense of $4 and operational inefficiencies and other cost increases. Partially offsetting these higher costs were continued material cost savings of approximately $23.

Gross margin of $282 for 2019 decreased $4 from 2018. Gross margin as a percent of sales was 13.0% in 2019, 150 basis points lower than in 2018. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2019 were $128 (5.9% of sales) as compared to $119 (6.0% of sales) in 2018. SG&A attributed to net acquisitions was $17. Excluding the increase associated with net acquisitions, SG&A expenses were 40 basis points lower than the same period of 2018. The year-over-year decrease of $8 exclusive of net acquisitions was primarily due to lower salaries and benefits expenses resulting from the voluntary retirement program and other headcount reduction actions taken in the fourth quarter of 2018 and lower year-over-year incentive compensation.

Amortization of intangibles — Amortization expense was $2 in both 2019 and 2018. The increase in amortization expense in 2019 attributable to intangible assets obtained through the TM4, ODS and SME acquisitions, was offset by certain intangible assets becoming fully amortized in 2019. See Note 2 for additional information on recent acquisitions.

Restructuring charges — Restructuring charges of $5 in 2019 were comprised of severance and benefit costs primarily related to integration of recent acquisitions, and headcount reductions across our operations and costs related to previously announced actions. Restructuring charges of $9 in 2018 included special charges related to an early retirement offer action and continuing exit costs associated with previously announced actions.

Pension settlement charge — We recorded a $2 settlement charge during 2019 related to the termination of one of our Canadian defined benefit pension plans.

Other expense, net — The following table shows the major components of other expense, net.

	Three Months Ended September 30,
	2019	2018
Non-service cost components of pension and OPEB costs	$(4)	$(3)
Government grants and incentives	3	3
Foreign exchange loss	(1)	(3)
Strategic transaction expenses	(8)	(6)
Other, net	2
Other expense, net	$(8)	$(9)

Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. Strategic transaction expenses in 2018 relate primarily to the TM4 acquisition. See Note 2 of the consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $3 in both 2019 and 2018. Interest expense increased from $24 in 2018 to $31 in 2019, primarily due to an increase in borrowings to finance the ODS acquisition in the first quarter of 2019. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.0% in 2019 and 5.3% in 2018.

Income tax expense — Income tax expense for the third quarter was $5 in 2019 and $31 in 2018. During the third quarter of 2019, we recognized a benefit of $22 for the release of a valuation allowance in a subsidiary in Brazil based on recent history of profitability and increased income projections. Excluding this item, the effective tax rate would be 25% for the 2019 three-month period. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

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

Equity in earnings of affiliates — Net earnings from equity investments was $8 in 2019 and $1 in 2018. Equity in earnings from DDAC was $4 in 2019 and de minimis in 2018. Equity in earnings from BSFB was $4 in 2019 and $2 in 2018.

Summary Consolidated Results of Operations (Year-to-Date, 2019 versus 2018)

	Nine Months Ended September 30,
	2019		2018
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$6,633		$6,170		$463
Cost of sales	5,725	86.3%	5,269	85.4%	456
Gross margin	908	13.7%	901	14.6%	7
Selling, general and administrative expenses	404	6.1%	383	6.2%	21
Amortization of intangibles	8		6		2
Restructuring charges, net	23		17		6
Impairment of indefinite-lived intangible asset			(20)		20
Adjustment in fair value of disposal group held for sale			3		(3)
Pension settlement charge	(260)				(260)
Other expense, net	(31)		(19)		(12)
Earnings before interest and income taxes	182		459		(277)
Interest income	8		8		—
Interest expense	92		71		21
Earnings before income taxes	98		396		(298)
Income tax expense (benefit)	(27)		75		(102)
Equity in earnings of affiliates	22		13		9
Net income	147		334		(187)
Less: Noncontrolling interests net income	9		6		3
Less: Redeemable noncontrolling interests net income (loss)	(3)		1		(4)
Net income attributable to the parent company	$141		$327		$(186)

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended September 30,			Amount of Change Due To
	2019	2018	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$3,444	$3,097	$347	$(3)	$154	$196
Europe	2,005	1,890	115	(115)	228	2
South America	396	418	(22)	(24)	(13)	15
Asia Pacific	788	765	23	(17)	115	(75)
Total	$6,633	$6,170	$463	$(159)	$484	$138

Sales in 2019 were $463 higher than in 2018. Weaker international currencies decreased sales by $159, principally due to a weaker euro, Brazilian real, South African rand, Chinese renminbi and Indian rupee. The acquisitions of ODS and SME in this year's first quarter, PEPS in this year's second quarter, Nordresa in this year's third quarter and TM4 in last year's second quarter, net of the divestiture of the Brazil suspension components business in last year's third quarter, generated a year-over-year increase in sales of $484. The organic sales increase of $138, or 2%, resulted from stronger global medium/heavy truck markets and increased full frame truck production in North America. Pricing actions, including material commodity price and inflationary cost recovery, added sales of $8.

The North America organic sales increase of 6% was driven principally by stronger light truck and medium/heavy truck production volumes and the conversion of sales backlog. Full frame light truck production during the first nine months of 2019 was up 5% while production of Class 8 trucks was up 11% and production of Classes 5-7 was flat compared to 2018. In addition, realization of light truck sales backlog help to offset the year-over-year nine months sales volume-related decline attributable to one of our largest light vehicle customer programs for which production continued on the outgoing model, concurrent with production of the new model vehicle, during last year's first quarter.

A weaker euro was the primary driver of the decreased sales in Europe due to currency effects. Excluding currency and acquisition effects, sales in Europe were flat compared to 2018. Increased market demand in the first six months of 2019 in our Off-Highway segment were largely offset by weakening demand in the third quarter of 2019.

A weaker Brazilian real reduced South America sales in this year's first nine months. The region overall experienced stable to improving markets, with medium/heavy truck production up about 12% and light truck production flat relative to the first nine months of 2018.

A weaker Chinese renminbi and Indian rupee were the primary drivers of the decreased sales in Asia Pacific due to currency effects. Excluding currency and acquisition effects, sales decreased about 10% as China's economy showed signs of weakening. Light truck, light vehicle engine and medium/heavy truck production were down 5%, 7% and 8% respectively, from the first nine months of 2018.

Cost of sales and gross margin — Cost of sales for the first nine months of 2019 increased $456, or 9% when compared to 2018. Similar to the factors affecting sales, the increase was primarily due to the inclusion of acquired businesses. Cost of sales as a percent of sales in 2019 was 90 basis points higher than in the previous year. Cost of sales attributed to net acquisitions, which included $12 of incremental cost assigned to inventory as part of business combination accounting, was approximately $439. Excluding the effects of acquisitions and divestitures, cost of sales as a percent of sales was 86.0%, 60 basis points higher than in the previous year. The increased cost of sales as a percent of sales was largely attributable to higher commodity prices which increased material costs by about $46, an increase in engineering and development cost of $9, higher depreciation expense of $16 and operational inefficiencies and other cost increases. Partially offsetting these higher costs were continued material cost savings of approximately $62 and lower start-up and launch costs.

Gross margin of $908 for 2019 increased $7 from 2018. Gross margin as a percent of sales was 13.7% in 2019, 90 basis points lower than in 2018. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2019 were $404 (6.1% of sales) as compared to $383 (6.2% of sales) in 2018. SG&A attributed to net acquisitions was $44. Excluding the increase associated with net acquisitions, SG&A expenses were 30 basis points lower than the same period of 2018. The year-over-year decrease of $23 exclusive of net acquisitions was primarily due to lower salaries and benefits expenses resulting from the voluntary retirement program and other headcount reduction actions taken in the fourth quarter of 2018 and lower year-over-year incentive compensation.

Amortization of intangibles — The increase of $2 in amortization expense in 2019 was attributable to intangible assets obtained through the TM4, ODS and SME acquisitions, partially offset by certain intangible assets becoming fully amortized. See Note 2 for additional information on recent acquisitions.

Restructuring charges — Restructuring charges of $23 in 2019 were comprised of severance and benefit costs primarily related to integration of recent acquisitions, and headcount reductions across our operations and costs related to previously announced actions. Restructuring charges of $17 in 2018, included an early retirement offer action in the third quarter, headcount reductions in our Commercial Vehicle operations and Corporate service functions in Brazil, integration of recent acquisitions and we continued to execute our previously announced actions.

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

Other expense, net — The following table shows the major components of other expense, net.

	Nine Months Ended September 30,
	2019	2018
Non-service cost components of pension and OPEB costs	$(19)	$(10)
Government grants and incentives	11	8
Foreign exchange loss	(11)	(7)
Strategic transaction expenses, net of transaction breakup fee income	(32)	(13)
Non-income tax legal judgment	6
Other, net	14	3
Other expense, net	$(31)	$(19)

Foreign exchange loss in 2019 included a loss on the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. See Note 15 of the consolidated financial statements in Item 1 of Part I for additional information. Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. Strategic transaction expenses in 2018 were partially offset by a $40 transaction breakup fee associated with the GKN plc. transaction. See Note 2 of the consolidated financial statements in Item 1 of Part I for additional information. During the first quarter of 2019, we won a legal judgment regarding the methodology used to calculate PIS/COFINS tax in Brazil.

Interest income and interest expense — Interest income was $8 in both 2019 and 2018. Interest expense increased from $71 in 2018 to $92 in 2019, primarily due to an increase in borrowings to finance the ODS acquisition in the first quarter of 2019. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.1% in 2019 and 5.2% in 2018.

Income tax expense — Income tax for the first nine months was $27 of benefit in 2019 and $75 of expense in 2018. During the third quarter of 2019, we recognized a benefit of $22 for the release of a valuation allowance in a subsidiary in Brazil based on recent history of profitability and increased income projections. During the second quarter of 2019, a pre-tax pension settlement charge of $258 with an associated income tax benefit of $9 was recorded. We also recorded tax benefits of $48 related to tax actions that adjusted federal tax credits and $30 related to the development of a tax planning strategy which reduced valuation allowances on existing federal tax credits in the second quarter. During the first quarter of 2019, we recognized a benefit of $22 related to the reduction of valuation allowances in the U.S. based on increased income projections. Partially offsetting this benefit in the first quarter of 2019 was $6 of expense related to a U.S. state law change. Excluding these items, the effective tax rate would be 28% for the 2019 nine-month period. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

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

Equity in earnings of affiliates — Net earnings from equity investments was $22 in 2019 and $13 in 2018. Equity in earnings from DDAC was $14 in 2019 and $6 in 2018. Equity in earnings from BSFB was $8 in 2019 and $6 in 2018.

Segment Results of Operations (2019 versus 2018)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$879	$102	11.6%	$2,702	$297	11.0%
Volume and mix	57	18		85	21
Acquisition	1	—		1	—
Performance	(7)	(7)		(2)	18
Currency effects	—	—		(23)	(3)
2019	$930	$113	12.2%	$2,763	$333	12.1%

Light Vehicle sales in the third quarter and first nine months of 2019, exclusive of acquisition and currency effects, were 6% and 3% higher than the same periods of 2018. Improved North American full frame truck production of 10% in this year's third quarter and 5% in the first nine months more than offset lower full frame truck production in Asia Pacific. In addition, conversion of sales backlog help to offset the year-over-year sales volume-related decline attributable to one of our largest customer programs for which production continued on the outgoing model, concurrent with production of the new model vehicle, during last year's first quarter. Net customer pricing and cost recovery actions resulted in a year-over-year decrease of $11 in the third quarter and $5 in the first nine months.

Light Vehicle segment EBITDA in this year's third quarter increased by $11 when compared to the same period of 2018, with segment EBITDA for the first nine months higher by $36. Higher sales volumes provide a year-over-year third-quarter benefit of $18 and nine-month benefit of $21. The year-over-year performance-related earnings decrease in the third quarter was driven by lower net pricing and material cost recovery of $11 and operational inefficiencies and other cost increases of $14. Material cost savings of $9, commodity cost decreases of $4, lower warranty expense of $3, lower engineering spending of $1 and lower new program start-up and launch-related costs of $1 provided a partial offset. The nine-month performance-related earnings improvement was driven by material cost savings of $26, lower new program start-up and launch-related costs of $10 and operational efficiencies and other cost decreases of $5. Commodity cost increases of $12, increased engineering spend of $6 and lower net pricing and material cost recovery of $5 reduced performance in the first nine months of 2019.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$406	$39	9.6%	$1,217	$114	9.4%
Volume and mix	(10)	—		55	12
Acquisition / Divestiture	4	(1)		11	(2)
Performance	2	(4)		20	(4)
Currency effects	(4)	(1)		(37)	(5)
2019	$398	$33	8.3%	$1,266	$115	9.1%

Excluding currency effects and the net impact of acquisitions and divestitures, Commercial Vehicle sales in the third quarter and first nine months of 2019 decreased 2% and increased 6% compared to last year. The volume-related increase in this year's first nine months was primarily attributable to higher production levels in North America during the first half of 2019 where Class 8 production was up 20% and Classes 5-7 production was up 4%. During the third quarter of 2019, North American production volumes have declined, with Class 8 production down 3% and Classes 5-7 down 8%. Similarly the impact of higher 2019 first-half production volumes in Europe and Asia Pacific have been largely offset by declining production volumes in both regions during the third quarter of 2019. With the improving economy in Brazil, our sale volume in 2019 benefited from year-over-year higher production levels in that country of around 16% for the third quarter and 13% for the first nine months. Net customer pricing and cost recovery actions decreased year-over-year third-quarter sales by $1 and increased year-over-year nine-month sales by $8.

Commercial Vehicle segment EBITDA in this year's third quarter was $6 lower than the same period last year, while nine-month earnings increased by $1. Lower sales volumes had a de minimis impact on third-quarter 2019 earnings while higher nine-month sales volumes increased 2019 earnings by $12. The $4 performance-related earnings decrease in this year's third quarter resulted from higher commodity costs of $3, increased engineering spend of $1, operational inefficiencies and other cost increases of $5 and lower net pricing and material cost recovery of $1, were partially offset by material cost savings of $6. Performance for the first nine months of 2019 was down $4 from the prior year. Higher commodity costs of $20, increased engineering spend of $6 and operational inefficiencies and other cost increases of $4, were partially offset by material cost savings of $14, higher net pricing and material cost recovery of $8 and net foreign currency transaction gains of $4.

Off-Highway

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$425	$69	16.2%	$1,402	$220	15.7%
Volume and mix	(12)	(5)		2	(4)
Acquisitions	184	26		472	63
Performance	—	(9)		4	(7)
Currency effects	(15)	(2)		(72)	(8)
2019	$582	$79	13.6%	$1,808	$264	14.6%

Excluding currency effects, primarily due to a weaker euro, and the impact of the ODS and SME acquisitions, Off-Highway segment third-quarter 2019 sales decreased 3% while nine-month 2019 sales were flat compared to last year. The construction/mining and agricultural equipment markets were relatively stable during the first half of 2019, but have begun to pull back during the third quarter.

Off-Highway segment EBITDA increased by $10 in this year's third quarter and $44 in this year's first nine months when compared with the same periods of 2018. Marginally higher market demand through the first six months of 2019 was largely offset by lower market demand in the third quarter. The performance-related deterioration in third quarter 2019 earnings was due primarily to higher commodity costs of $2, lower net pricing and material cost recovery of $1 and operational inefficiencies and other cost increases of $12, partially offset by material cost savings of $6. For this year's first nine months, year-over-year segment earnings was impacted by higher commodity costs of $6 and operational inefficiencies and other cost increases of $24, partially offset by material cost savings of $17 and net pricing and material cost recovery of $6.

Power Technologies

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$268	$33	12.3%	$849	$117	13.8%
Volume and mix	(7)	(2)		(24)	(7)
Performance	(1)	(2)		(2)	(17)
Currency effects	(6)	(1)		(27)	(3)
2019	$254	$28	11.0%	$796	$90	11.3%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, sales for the third quarter and first nine months of 2019 were both 3% lower than the same periods of 2018, primarily due to program roll offs and lower market demand. Light vehicle engine production declined in North America, Europe and China compared to last year's third quarter and first nine months.

Power Technologies segment EBITDA in this year's third quarter was lower by $5 when compared to the same period of 2018, while comparative nine-month earnings were lower by $27. The performance deterioration of $2 in the third quarter of 2019 resulted from higher commodity costs of $1 and lower net pricing and material cost recovery of $1. The performance deterioration of $17 in the first nine months of 2019 resulted from higher commodity costs of $8, operational inefficiencies and other cost increases of $8 and lower net pricing and material cost recovery of $1.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$112	$96	$147	$334
Equity in earnings of affiliates	8	1	22	13
Income tax expense (benefit)	5	31	(27)	75
Earnings before income taxes	109	126	98	396
Depreciation and amortization	86	66	247	195
Restructuring	5	9	23	17
Interest expense, net	28	21	84	63
Pension settlement charge	2		260
Acquisition related inventory adjustments	3		12
Impairment of indefinite-lived intangible asset				20
Other*	17	18	69	43
Adjusted EBITDA	$250	$240	$793	$734

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

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$231	$124	$288	$237
Purchases of property, plant and equipment	(108)	(90)	(298)	(235)
Free cash flow	123	34	(10)	2
Discretionary pension contribution	2	—	64	—
Adjusted free cash flow	$125	$34	$54	$2

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at September 30, 2019:

Cash and cash equivalents	$402
Less: Deposits supporting obligations	(5)
Available cash	397
Additional cash availability from Revolving Facility	879
Marketable securities	20
Total liquidity	$1,296

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion.

The components of our September 30, 2019 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$69	$227	$296
Cash and cash equivalents held as deposits		5	5
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	99	101
Consolidated cash balance	$71	$331	$402

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

On February 28, 2019, we entered into an amended credit and guaranty agreement comprised of a $500 term facility (the Term A Facility), a $450 term facility (the Term B Facility and, together with the Term A Facility, the Term Facilities) and a $750 revolving credit facility (the Revolving Facility). The Term A Facility and the Revolving Facility were expansions of our existing facilities. On February 28, 2019, we drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. The proceeds from the term facilities were used to acquire the Oerlikon Drive Systems segment of the Oerlikon Group and pay for related integration activities. We were required to make equal quarterly installments on the Term A Facility on the last day of each fiscal quarter of $8 beginning March 31, 2019 and 0.25% of the aggregate principal advances of the Term B Facility quarterly commencing on June 30, 2019. On August 30, 2019, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,000 and extending the maturities and reducing the interest rates of both the Revolving Facility and the Term A Facility. On August 30, we borrowed $100 on the Revolving Facility and paid down a similar amount of the Term B Facility. Outstanding borrowings on the Revolving Facility are included in short-term debt. We are now required to make quarterly installments on the Term A Facility on the last day of each fiscal quarter of $7 beginning on September 30, 2020 and are no longer required to make quarterly installments on the Term B Facility. The Revolving Facility and the Term A Facility mature on August 17, 2024. The Term B Facility matures on February 28, 2026.

On August 26, 2019, we acquired a 100% ownership interest in Nordresa for consideration of $12. On June 6, 2019, we acquired PEBL's 50% ownership interest in PEPS paying $50 at closing. On February 28, 2019, we acquired ODS paying $626 at closing. On January 11, 2019, we acquired a 100% ownership interest in SME. We paid $88 at closing, consisting of $62 in cash on hand and a note payable of $26. The note is payable in five years and bears annual interest at 5%.

On June 22, 2018, we acquired a 55% ownership interest in TM4 from Hydro-Québec. On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and increasing its existing indirect 22.5% noncontrolling interest in PEPS to 45%. We received $65 at closing, consisting of $53 of cash and a note receivable of $12. The note is payable in five years and bears annual interest of 5%.

During the second quarter of 2019, we terminated one of our U.S. defined benefit pension plans. We contributed $62 to the plan prior to the plan's purchase of group annuity contracts from two insurance carriers. The purchase of the group annuity contracts irrevocably transferred the plans future pension benefit obligations to the insurance carriers.

At September 30, 2019, we had $100 of borrowings outstanding under the Revolving Facility and we had utilized $21 for letters of credit. We had availability at September 30, 2019 under the Revolving Facility of $879 after deducting outstanding borrowings and letters of credit.

At September 30, 2019, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Term Facilities and the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested on the last day of each fiscal quarter. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Term A Facility and the Revolving Facility are subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

Our Board of Directors approved an expansion of our existing common stock share repurchase program from $100 to $200 on March 24, 2018. The share repurchase program expires on December 31, 2019. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions, available growth opportunities and other considerations. During the first nine months of 2019, we paid $25 to acquire 1,432,275 shares of common stock in the open market.

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

Cash Flow

	Nine Months Ended September 30,
	2019	2018
Cash used for changes in working capital	$(197)	$(269)
Other cash provided by operations	485	506
Net cash provided by operating activities	288	237
Net cash used in investing activities	(995)	(385)
Net cash provided by (used in) financing activities	605	(122)
Net decrease in cash, cash equivalents and restricted cash	$(102)	$(270)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $485 and $506 in 2019 and 2018. The year-over-year improvement attributable to operating earnings and lower cash paid for income taxes was more than offset by a $62 discretionary pension contribution made to one of our U.S. defined benefit pension plans, higher year-over-year interest payments as a result of increased borrowings to fund our acquisition of ODS and higher cash paid for restructuring activities. Reference is made to Note 12 of the consolidated financial statements in Item 1 of Part I for a discussion of the settlement of this U.S. defined benefit pension plan.

Working capital used cash of $197 and $269 in 2019 and 2018. Cash of $81 and $262 was used to finance increased receivables in 2019 and 2018. Cash of $26 and $174 was used to fund higher inventory levels in 2019 and 2018. Cash of $90 was used to reduce accounts payable and other net liabilities in 2019, while increases in accounts payable and other net liabilities provided cash of $167 in 2018.

Investing activities — Expenditures for property, plant and equipment were $298 and $235 during 2019 and 2018. The elevated level of capital spend during 2019 is primarily in support of new customer programs and information systems upgrades. During 2019, we paid $545, net of cash and restricted cash acquired, to purchase ODS, we paid $61 to acquire SME, we paid $48, net of cash acquired, to purchase PEPS and we paid $10 to acquire Nordresa. During 2019, we paid $21 to settle the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. During 2018, we paid $122, net of cash acquired, to purchase a 55% ownership interest in TM4 and, pursuant to our purchase and sale agreement for the BFP and BPT acquisitions in 2017, we made a net payment of $20 to complete a required purchase of real estate and settle purchase price adjustment amounts owned by the seller. During 2018, we completed the sale of our Brazil suspension components business resulting in a net cash outflow of $6, as the cash transferred to the buyer in the transaction exceeded the proceeds received from the buyer. During 2019 and 2018, purchases of marketable securities were funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2019, we entered into an amended credit and guaranty agreement comprised of a $500 Term A Facility, a $450 Term B Facility and a $1,000 Revolving Facility. The Term A Facility was an expansion of our existing $275 term facility. We drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. We paid financing costs of $16 to amend the credit and guaranty agreement. During 2019, we drew $100 on our Revolving Facility and made combined principle payments of $117 on the Term Facilities. During the third quarter of 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and increasing its existing indirect 22.5% noncontrolling interest in PEPS to an indirect 45% redeemable noncontrolling interest. We received $53 of cash at closing. During 2018, we paid $43 to acquire Brevini's remaining 20% ownership interest in BFP and BPT. Also during 2018, Yulon Motor Co., Ltd. (Yulon) paid $22 to acquire a direct ownership interest in two of our consolidated subsidiaries. Yulon's ownership interest in the two consolidated operating subsidiaries did not change as a result of the transactions, as it previously owned the same percentages indirectly through a series of consolidated holding companies. We used $43 for dividend payments to common stockholders during both 2019 and 2018. We used cash of $25 to repurchase 1,432,275 shares of our common stock during 2019 and $25 to repurchase 1,055,000 shares of our common stock during 2018.

Off-Balance Sheet Arrangements

There have been no material changes at September 30, 2019 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2018 Form 10-K.

Contractual Obligations

The SME acquisition purchase consideration included a note payable of $26 which allows for net settlement of potential contingencies as defined in the purchase agreement. The note is payable in five years and bears annual interest of 5%. See Note 2 to our consolidated financial statements in Item 1 of Part I for additional information.

During 2019, we expanded our credit and guaranty agreement. We entered into $675 of additional floating rate term loans to fund the ODS acquisition and upsized our revolving credit facility to $1,000. See Note 14 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2018 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2018 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the nine months ended September 30, 2019. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first nine months of 2019.

Long-term interest rates on high quality corporate debt instruments, which are used to determine the discount rates used in the valuation of our other U.S. defined benefit pension obligations, have decreased during 2019. The lower interest rates, if unchanged during the fourth quarter, would result in a year-end discount rate of 3.10% for our U.S. plans versus the 4.22% discount rate used at the end of 2018. Our return on pension assets through the first nine months of 2019 has been higher than our 6.0% annual expected return on the related plan assets. Notwithstanding other changes in assumptions, we would expect the use of a discount rate of 3.10% and earning a 6.0% annualized return on plan assets during the fourth quarter to result in an immaterial actuarial loss for these U.S. defined benefit plans at December 31, 2019.

Considering the impacts described above, the funded status of our U.S. defined benefit pension plans would approximate 93% at the end of 2019, comparable to the funded position at the end of 2018. We currently expect there to be no minimum funding requirements for our U.S. plans in 2020.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2019, we acquired a 100% interest in Oerlikon Drive Systems segment of the Oerlikon Group and a 100% ownership interest in S.M.E. S.p.A. During the quarter ended June 30, 2019, we increased our ownership interest in Prestolite E-Propulsion Systems (Beijing) Limited (PEPS) to 100%, thereby obtaining a controlling financial interest in PEPS. During the quarter ended September 30, 2019, we acquired a 100% interest in Nordresa Motors, Inc. We are currently integrating these acquisitions into our operations, compliance programs and internal control processes. As permitted by SEC guidance, management intends to exclude them from its assessment of internal controls over financial reporting as of December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — Our Board of Directors approved an expansion of our existing common stock share repurchase program from $100 to $200 on March 24, 2018. The share repurchase program expires on December 31, 2019. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions, available growth opportunities and other considerations. No shares of our common stock were repurchased under the program during the third quarter of 2019.

Item 6. Exhibits

Exhibit No.	Description

10.1
Amendment No. 3 to Credit and Guaranty Agreement, dated as of August 30, 2019, among Dana Incorporated, as a borrower, Dana International Luxembourg S.à r.l., as a borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A, as administrative agent and collateral agent. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 4, 2019 and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101
The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	October 30, 2019	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer