Form 10-K
period 2019-12-31
DANA INC
filed 2020-02-14
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☑Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended:  December 31, 2019
OR
☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to
Commission File Number:  1-1063
 Dana Incorporated
(Exact name of registrant as specified in its charter)

Delaware			26-1531856
(State of incorporation)			(IRS Employer Identification Number)
3939 Technology Drive,	Maumee,	OH	43537
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (419) 887-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $0.01 per share	DAN	New York Stock Exchange

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

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 28, 2019 was $2,851,347,359.

There were 143,942,539 shares of the registrant's common stock outstanding at January 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on April 22, 2020 are incorporated by reference into Part III.

DANA INCORPORATED
FORM 10-K
YEAR ENDED DECEMBER 31, 2019

i

Forward-Looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can often be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “predicts,” “seeks,” “estimates,” “projects,” “outlook,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, variations or negatives of these words. These statements represent the present expectations of Dana Incorporated and its consolidated subsidiaries based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

ii

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana Incorporated (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. From axles, driveshafts, and transmissions to electrodynamic, thermal, sealing and digital solutions, the company enables the propulsion of conventional, hybrid, and electric-powered vehicles by supplying nearly every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. As of December 31, 2019 we employed approximately 36,300 people, operated in 34 countries and had 149 major facilities around the world.

The terms “Dana,” “we,” “our” and “us” are references to Dana. These references include the subsidiaries of Dana unless otherwise indicated or the context requires otherwise.

Overview of our Business

We have aligned our organization around four operating segments: Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies. These operating segments have global responsibility and accountability for business commercial activities and financial performance.

External sales by operating segment for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019		2018		2017
	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Light Vehicle	$3,609	41.9%	$3,575	43.9%	$3,172	44.0%
Commercial Vehicle	1,611	18.7%	1,612	19.8%	1,412	19.6%
Off-Highway	2,360	27.4%	1,844	22.6%	1,521	21.1%
Power Technologies	1,040	12.0%	1,112	13.7%	1,104	15.3%
Total	$8,620		$8,143		$7,209

Refer to Segment Results of Operations in Item 7 and Note 22 to our consolidated financial statements in Item 8 for further financial information about our operating segments.

Our business is diversified across end-markets, products and customers. The following table summarizes the markets, products and largest customers of each of our operating segments as of December 31, 2019:

Segment	Markets	Products	Largest Customers

Light Vehicle	Light vehicle market:	Front drive steer rigid axles	Ford Motor Company
	Light trucks (full frame)	Rear drive rigid axles	Fiat Chrysler Automobiles*
	Sport utility vehicles	Front / rear drive units	Toyota Motor Company
	Crossover utility vehicles	Driveshafts / propshafts	Renault-Nissan-Mitsubishi
	Vans	AWD systems	Alliance
	Passenger cars	Power transfer units	General Motors Company
		Electromechanical propulsion	Tata Motors / Jaguar Land
		systems	Rover
EV gearboxes
Differentials

Commercial Vehicle	Medium/heavy vehicle market:	Steer axles	PACCAR Inc
	Medium duty trucks	Drive axles	AB Volvo
	Heavy duty trucks	Driveshafts	Volkswagen AG**
	Buses	Tire inflation systems	Navistar International Corp.
	Specialty vehicles	High voltage motors and inverters	Daimler AG
		Low voltage motors and inverters	Ford Motor Company
Vehicle integration services
Connected software solutions

Off-Highway	Off-Highway market:	Front axles	Deere & Company
	Construction	Rear axles	CNH Industrial N.V.
	Earth moving	Driveshafts	Oshkosh Corporation
	Agricultural	Transmissions	AGCO Corporation
	Mining	Torque converters	Manitou Group
	Forestry	Wheel, track and winch planetary	JCB Limited
	Material handling	drives
	Industrial stationary	Industrial gear boxes
Custom gears and shifting
solutions
Tire inflation systems
Electronic controls
Hydraulic valves, pumps and
motors
EV motors and inverters

Power Technologies	Light vehicle market	Gaskets	Ford Motor Company
	Medium/heavy vehicle market	Cover modules	Cummins Inc.
	Off-Highway market	Heat shields	General Motors Company
		Engine sealing systems	Volkswagen AG**
		Cooling	Fiat Chrysler Automobiles
		Heat transfer products	Caterpillar Inc.

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

Geographic Operations

We maintain administrative and operational organizations in North America, Europe, South America and Asia Pacific to support our operating segments, assist with the management of affiliate relations and facilitate financial and statutory reporting and tax compliance on a worldwide basis. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific
Canada	Belgium	Netherlands	Argentina	Australia
Mexico	Denmark	Norway	Brazil	China
United States	Finland	Russia	Colombia	India
	France	South Africa	Ecuador	Japan
	Germany	Spain		New Zealand
	Hungary	Sweden		Singapore
	Ireland	Switzerland		South Korea
	Italy	Turkey		Taiwan
	Lithuania	United Kingdom		Thailand

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

Sales reported by our non-U.S. subsidiaries comprised $4,551, or 53%, of our 2019 consolidated sales of $8,620. A summary of sales and long-lived assets by geographic region can be found in Note 22 to our consolidated financial statements in Item 8.

Customer Dependence

We are largely dependent on light vehicle, medium- and heavy-duty vehicle and off-highway original equipment manufacturer (OEM) customers. Ford Motor Company (Ford) and Fiat Chrysler Automobiles (FCA) were the only individual customers accounting for 10% or more of our consolidated sales in 2019. As a percentage of total sales from operations, our sales to Ford were approximately 20% in 2019, 20% in 2018 and 22% in 2017, and our sales to FCA (via a directed supply relationship), our second largest customer, were approximately 11% in 2019, 11% in 2018 and 9% in 2017. PACCAR Inc, Toyota Motor Company and Volkswagen AG were our third, fourth and fifth largest customers in 2019. Our 10 largest customers collectively accounted for approximately 55% of our sales in 2019.

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

The following table summarizes our principal competitors by operating segment as of December 31, 2019:

Segment	Principal Competitors

Light Vehicle	ZF Friedrichshafen AG	Wanxiang Group Corporation
	GKN plc	IFA ROTORION Holding GmbH
	American Axle & Manufacturing Holdings, Inc.	TREMEC Corporation
	Magna International Inc.	Vertically integrated OEM operations
Nidec Corporation

Commercial Vehicle	Meritor, Inc.	Nidec Corporation
	American Axle & Manufacturing Holdings, Inc.	Tirsan Kardan
	Hendrickson (a Boler Company)	Siemens
	BorgWarner Inc.	Allison Transmission
	Bosch	WEG
	Cummins Inc.	Danfoss
	Jing-Jin Electric	ZF Friedrichshafen AG
	Klein Products Inc.	Vertically integrated OEM operations

Off-Highway	Carraro Group	Sew-Eurodrive
	ZF Friedrichshafen AG	Siemens
	Kessler + Co.	Walterscheid GmbH
	Comer Industries	Bosch Rexroth AG
	Bonfiglioli	Danfoss
	Reggiana Riduttori	Vertically integrated OEM operations
Nidec Corporation

Power Technologies	ElringKlinger AG	Modine Manufacturing Company
	Tenneco Inc.	Valeo Group
	Freudenberg NOK Group	YinLun Co., LTD
	MAHLE GmbH	Denso Corporation

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

We own or have licensed numerous trademarks that are registered in many countries, enabling us to market our products worldwide. For example, our Spicer®, Victor Reinz® , Long® and TM4® trademarks are widely recognized in their market segments.

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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2019, we had seven stand-alone technical and engineering centers and nineteen additional sites at which we conduct research and development activities. Our research and development costs were $112 in 2019, $103 in 2018 and $102 in 2017. Total engineering expenses including research and development were $271 in 2019, $252 in 2018 and $220 in 2017.

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

Employees

The following table summarizes our employees by operating segment as of December 31, 2019:

Segment	Employees
Light Vehicle	12,300
Commercial Vehicle	6,200
Off-Highway	10,800
Power Technologies	5,400
Technical and administrative	1,600
Total	36,300

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2019.

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

We expect global market conditions in 2020 to result in overall sales that are slightly lower than 2019. We expect the North America economic climate to deteriorate as compared to 2019. The medium/heavy truck market in North America is expected to be down considerably in 2020, with Class 8 demand down over 30% and Classes 5-7 lower by approximately 10% compared to 2019. In the light vehicle market, light truck demand is expected to be comparable to slightly weaker than 2019. The economy in Europe is expected to be mixed, with off-highway market demand being down and on-highway market demand being relatively stable compared to this past year. Continued economic improvement in Brazil is expected to provide stable to improving production levels in our key South America market segments in 2020. We expect all markets in Asia Pacific to contract in 2020, as the Chinese and Indian economies continue to soften. Adverse developments in the economic conditions of any of these markets could reduce demand for new vehicles, causing our customers to reduce their vehicle production and, as a result, demand for our products would be adversely affected.

Certain political developments occurring the past several years have provided increased economic uncertainty. The United Kingdom's decision in 2016 to exit the European Union has not had significant economic ramifications to date; however, transition details continue to develop and could have potential economic implications in the United Kingdom and elsewhere. Political climate changes in the U.S., including tax reform legislation, easing of regulatory requirements and potential trade policy actions, are likely to impact economic conditions in the U.S. and various countries, the cost of importing into the U.S. and the competitive landscape of our customers, suppliers and competitors.

Adverse global economic conditions could also cause our customers and suppliers to experience severe economic constraints in the future, including bankruptcy, which could have a material adverse impact on our financial position and results of operations.

Our results of operations could be adversely affected by climate change, natural catastrophes or public health crises, in the locations in which we, our customers or our suppliers operate.

A natural disaster could disrupt our operations, or our customers’ or suppliers’ operations and could adversely affect our results of operations and financial condition. Although we have continuity plans designed to mitigate the impact of natural disasters on our operations, those plans may be insufficient, and any catastrophe may disrupt our ability to manufacture and deliver products to our customers, resulting in an adverse impact on our business and results of operations. Also, climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct our businesses. For example, new or modified regulations could require us to spend substantial funds to enhance our environmental compliance efforts. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, December 2019 and January 2020, an outbreak of a new strain of coronavirus in Wuhan, China has resulted in travel disruption and has effected certain companies’ operations in China. At this point, the extent to which the coronavirus may impact our results is uncertain.

Rising interest rates could have a substantial adverse effect on our business

Rising interest rates could have a dampening effect on overall economic activity, the financial condition of our customers and the financial condition of the end customers who ultimately create demand for the products we supply, all of which could negatively affect demand for our products. An increase in interest rates could make it difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.

The proposed phase out of the London Interbank Offer Rate (LIBOR) could have an adverse effect on our business

Our revolving credit facility and term facilities utilize LIBOR to set the interest rate on any outstanding borrowings. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on extensions of credit held by us and could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely impacted by the loss of any of our significant customers, changes in their requirements for our products or changes in their financial condition.

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 55% of our overall sales in 2019. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

We operate in 34 countries around the world and we depend on significant foreign suppliers and customers. Further, we have several growth initiatives that are targeting emerging markets like China and India. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. We operate in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At December 31, 2019, our net asset exposure related to Argentina was approximately $13, including $6 of net fixed assets.

We may be adversely impacted by changes in trade policies and proposed or imposed tariffs, including but not limited to, the imposition of new tariffs by the U.S. government on imports to the U.S. and/or the imposition of retaliatory tariffs by foreign countries.

Section 232 of the Trade Expansion Act of 1962, as amended (the Trade Act), gives the executive branch of the U.S. government broad authority to restrict imports in the interest of national security by imposing tariffs. During 2018, the U.S. government concluded that imported steel and aluminum threaten to impair the national security and imposed tariffs on steel and aluminum imported from certain countries. Certain foreign countries have responded with retaliatory tariffs. In 2019, the U.S. government also determined pursuant to Section 232 that U.S. imports of automobiles and certain automotive parts threaten to impair U.S. national security. The government has not imposed tariffs but has sought to negotiate bilateral agreements with the European Union and Japan. These negotiations are ongoing. Section 301 of the Trade Act gives the executive branch broad authority to impose tariffs against countries that make unjustified, unreasonable, or discriminatory trade actions. During 2018, the U.S. government concluded that China’s trade policies harm U.S. business and workers and threaten the long-term competitiveness of the U.S. and has imposed tariffs on numerous Chinese imports. China has responded with retaliatory tariffs. In January 2020, the U.S. and China signed an Economic and Trade Agreement (also known as the Phase One Agreement), while this marked a positive development, most of the key issues remain unresolved and need to be addressed in subsequent negotiations. In November 2018, the U.S., Mexico and Canada executed the U.S.-Mexico-Canada Agreement (USMCA), the successor agreement to the North American Free Trade Agreement (NAFTA). The agreement includes the imposition of tariffs on vehicles that do not meet regional raw material (steel and aluminum), part and labor content requirements. The agreement was ratified by the U.S. in January 2020.

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

Approximately 53% of our sales in 2019 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. Strengthening of the U.S. dollar against the euro and currencies of other countries in which we have operations has had and could continue to have an adverse effect on our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

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

There is also no assurance that the costs of complying with current laws and regulations, or those that may be adopted in the future, that relate to health, safety and product liability matters will not adversely impact us. There is also a risk of warranty and product liability claims, as well as product recalls, if our products fail to perform to specifications or cause property damage, injury or death. (See Notes 17 and 18 to our consolidated financial statements in Item 8 for additional information on product liabilities and warranties.)

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

We contribute to certain multi-employer defined benefit pension plans for certain of our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2019. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 13 to our consolidated financial statements in Item 8 for additional information on multi-employer pension plans.)

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

Net operating loss carryforwards (NOLs) approximating $281 were available at December 31, 2019 to reduce future U.S. income tax liabilities. Our ability to utilize these NOLs may be limited as a result of certain change of control provisions of the U.S. Internal Revenue Code of 1986, as amended (Code). The NOLs are treated as losses incurred before the change of control in January 2008 and are limited to annual utilization of $84. There can be no assurance that trading in our shares will not effect another change in control under the Code, which could further limit our ability to utilize our available NOLs. Such limitations may cause us to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to limitation.

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

Regulatory provisions governing the financial reporting of U.S. public companies require that we maintain effective disclosure controls and internal controls over financial reporting across our operations in 34 countries. Effective internal controls are designed to provide reasonable assurance of compliance, and, as such, they can be susceptible to human error, circumvention or override, and fraud. Failure to maintain adequate, effective internal controls could result in potential financial misstatements or other forms of noncompliance that have an adverse impact on our results of operations, financial condition or organizational reputation. Our 2019 acquisitions were exempt from certain regulatory internal control compliance requirements this past year, but are required to be compliant in 2020.

Developments in the financial markets or downgrades to Dana's credit rating could restrict our access to capital and increase financing costs.

At December 31, 2019, Dana had consolidated debt obligations of $2,398, with cash and marketable securities of $527 and unused revolving credit capacity of $979. Our ability to grow the business and satisfy debt service obligations is dependent, in part, on our ability to gain access to capital at competitive costs. External factors beyond our control can adversely affect capital markets – either tightening availability of capital or increasing the cost of available capital. Failure on our part to maintain adequate financial performance and appropriate credit metrics can also affect our ability to access capital at competitive prices.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Type of Facility	North America	Europe	South America	Asia Pacific	Total
Light Vehicle
Manufacturing/Distribution	13	4	4	11	32
Service/Assembly	2			1	3
Technical and Engineering Centers				1	1
Commercial Vehicle
Manufacturing/Distribution	6	5	3	8	22
Service/Assembly	1			1	2
Technical and Engineering Centers	1				1
Off-Highway
Manufacturing/Distribution	3	20		6	29
Service/Assembly	3	16	1	7	27
Administrative Offices		3		2	5
Technical and Engineering Centers		1			1
Power Technologies
Manufacturing/Distribution	9	4		2	15
Administrative Offices	1				1
Technical and Engineering Centers	2				2
Corporate and other
Administrative Offices	3	1	1	1	6
Technical and Engineering Centers - Multiple Segments				2	2
	44	54	9	42	149

As of December 31, 2019, we operated in 34 countries and had 149 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices. In addition to the seven stand-alone technical and engineering centers in the table above, we have nineteen technical and engineering centers housed within manufacturing sites. We lease 72 of these facilities and own the remainder. We believe that all of our property and equipment is properly maintained.

Our world headquarters is located in Maumee, Ohio. This facility and other facilities in the greater Detroit, Michigan and Maumee, Ohio areas house functions that have global or North American regional responsibility for finance and accounting, tax, treasury, risk management, legal, human resources, procurement and supply chain management, communications and information technology.

Item 3. Legal Proceedings

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Note 17 to our consolidated financial statements in Item 8.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information — Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "DAN."

Holders of common stock — Based on reports by our transfer agent, there were approximately 2,757 registered holders of our common stock on January 31, 2020.

Reference is made to the Equity Compensation Plan Information section of Item 12 for certain information regarding our equity compensation plans.

Stockholder return — The following graph shows the cumulative total shareholder return for our common stock since December 31, 2014. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on December 31, 2014. Each of the returns shown assumes that all dividends paid were reinvested.

Performance chart
Index

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Dana Incorporated	$100.00	$69.16	$96.26	$162.61	$72.71	$97.56
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones US Auto Parts Index	100.00	96.29	101.50	131.74	91.39	116.46

Issuer's purchases of equity securities — On December 11, 2019, our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2021. Approximately $150 remained available under the program for future share repurchases as of December 31, 2019. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the fourth quarter of 2019.

Annual meeting — We will hold an annual meeting of shareholders on April 22, 2020.

Item 6. Selected Financial Data

	Year Ended December 31,
	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
Operating Results
Net sales	$8,620	$8,143	$7,209	$5,826	$6,060
Earnings from continuing operations before income taxes	171	494	380	215	292
Income from continuing operations	233	440	116	653	176
Income from discontinued operations	—	—	—	—	4
Net income	233	440	116	653	180

Net income attributable to the parent company	$226	$427	$111	$640	$159
Redeemable noncontrolling interests adjustment to redemption value	—	—	6	—	—
Net income available to common stockholders	$226	$427	$105	$640	$159

Net income per share available to common stockholders
Basic
Income from continuing operations	$1.57	$2.94	$0.72	$4.38	$0.98
Income from discontinued operations	—	—	—	—	0.02
Net income	1.57	2.94	0.72	4.38	1.00
Diluted
Income from continuing operations	$1.56	$2.91	$0.71	$4.36	$0.97
Income from discontinued operations	—	—	—	—	0.02
Net income	1.56	2.91	0.71	4.36	0.99

Depreciation and amortization	$339	$270	$233	$182	$174
Net cash provided by operating activities	637	568	554	384	406
Purchases of property, plant and equipment	426	325	393	322	260

Financial Position
Cash and cash equivalents and marketable securities	$527	$531	$643	$737	$953
Total assets	7,220	5,918	5,644	4,860	4,301
Long-term debt, less debt issuance costs	2,336	1,755	1,759	1,595	1,553
Total debt, less debt issuance costs	2,370	1,783	1,799	1,664	1,575
Common stock and additional paid-in capital	2,388	2,370	2,356	2,329	2,313
Treasury stock	(150)	(119)	(87)	(83)	(1)
Total parent company stockholders' equity	1,873	1,345	1,013	1,157	728
Book value per share	$13.01	$9.27	$6.98	$7.92	$4.58

Common Share Information
Dividends declared per common share	$0.40	$0.40	$0.24	$0.24	$0.23
Weighted-average common shares outstanding
Basic	144.0	145.0	145.1	146.0	159.0
Diluted	145.1	146.5	146.9	146.8	160.0

(1)
Net income in 2019 included pension settlement charges of $259 attributable to the termination of certain U.S. and Canadian defined benefit pension plans and a $135 benefit attributable to net discrete tax items. The increase in total assets in 2019 is primarily attributable to the acquisition of the Oerlikon Drive Systems (ODS) segment of the Oerlikon Group. The increase in total debt, less debt issuance costs is primarily attributable to taking out additional debt to finance the acquisition of ODS.

(2)	Net income in 2018 included a $20 charge attributable to the impairment of intangible assets used in research and development activities and a $67 benefit attributable to net discrete tax items.

(3)
Net income in 2017 included a $27 charge attributable to the divestiture of our Brazil suspension components business and a $159 charge attributable to net discrete tax items, including a charge of $186 associated with a reduction of net deferred tax assets to reflect expected realization at the lower U.S. corporate tax rate of 21% rather than the previous rate of 35%.

(4)
Net income in 2016 included a $77 loss attributable to the divestiture of Dana Companies, LLC and a $476 benefit attributable to net discrete tax items, including a benefit of $501 associated with the release of valuation allowances against U.S. deferred taxes.

(5)
Net income in 2015 includes a $36 charge to impair long-lived assets attributable to an exclusive supply relationship with a South American supplier; a $39 impairment charge attributable to an other-than-temporary decrease in the carrying value of our equity method investment in Dongfeng Dana Axle Co., Ltd.; and a $28 benefit attributable to net discrete tax items.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2019, 52% of our sales came from North American operations and 48% from operations throughout the rest of the world. Our sales by operating segment were Light Vehicle – 42%, Commercial Vehicle – 19%, Off-Highway – 27% and Power Technologies – 12%.

Operational and Strategic Initiatives

Our enterprise strategy builds on our strong technology foundation and leverages our resources across the organization while driving a customer centric focus, expanding our global markets, and delivering innovative solutions as we evolve into the era of vehicle electrification.

Central to our strategy is leveraging our core operations. This foundational element enables us to infuse strong operational disciplines throughout the strategy, making it practical, actionable, and effective. It enables us to capitalize on being a major drive systems supplier across all three end-mobility markets. We are achieving improved profitability by actively seeking synergies across our engineering, purchasing, and manufacturing base. We have strengthened the portfolio by acquiring critical assets; and we are utilizing our physical and intellectual capital to amplify innovation across the enterprise. Leveraging these core elements can further expand the cost efficiencies of our common technologies and deliver a sustainable competitive advantage for Dana.

Driving customer centricity continues to be at the heart of who we are. Putting our customers at the center of our value system is firmly embedded in our culture and is driving growth by focusing customer relationships and providing value to our customers. These relationships are strengthened as we are physically where we need to be in order to provide unparalleled service and we are prioritizing our customers’ needs as we engineer solutions that differentiate their products, while making it easier to do business with Dana by digitizing their experience. Our customer centric focus has uniquely positioned us to win more than our fair share of new business and capitalize on future customer outsourcing initiatives.

We continue to enhance and expand our global footprint, optimizing it to capture growth across all of our end markets.
Expanding global markets means utilizing our global capabilities and presence to further penetrate growth markets, focusing on Asia due to its position as the largest mobility market in the world with the highest market growth rate and its lead in the adoption of new energy vehicles. We are investing across various avenues to increase our presence in Asia Pacific by forging new partnerships, expanding inorganically, and growing organically. We continue to operate in this region through wholly owned and joint ventures with local market partners. We have recently made acquisitions that have augmented our footprint in the region, specifically in India and China. All the while, we have been making meaningful organic investments to grow with existing and new customers, primarily in Thailand, India, and China. These added capabilities have enabled us to target the domestic Asia Pacific markets and utilize the capacity for export to other global markets.

Delivering innovative solutions enables us to capitalize on market growth trends as we evolve our core technology capabilities. We are also focused on enhancing our physical products with digital content to provide smart systems and we see an opportunity to become a digital systems provider by delivering software as a service to our traditional end customers. This focus on delivering solutions based on our core technology is leading to new business wins and increasing our content per vehicle. We have made significant investments - both organically and inorganically - allowing us to move to the next phase, which is to Lead electric propulsion.

Over the past year we have achieved our goal to accelerate hybridization and electrification through both core Dana technologies and targeted strategic acquisitions and are positioned today to lead the market. The four recent acquisitions of electrodynamic expertise and technologies combined with Dana’s longstanding mechatronics capabilities has allowed us to develop and deliver fully integrated e-Propulsion systems that are power-dense and achieve optimal efficiency through the integration of the components that we offer due to our mechatronics capabilities. With recent electric vehicle program awards, we are well on our way to achieving our growth objectives in this emerging market.

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Our Board of Directors authorized a $200 share repurchase program effective in 2018 which expires at the end of 2021. Through December 31, 2019, we have used $50 of cash to repurchase common shares under the program. We declared and paid quarterly common stock dividends in each of the past thirty-two quarters.

Financing actions — We have taken advantage of the lower interest rate environment to complete refinancing transactions that resulted in lower effective interest rates while extending maturities. In 2017, we completed a $400 2025 note offering and entered into a $275 floating rate term loan. The proceeds of these issuances were used to repay higher cost international debt and to repay $450 of 2021 notes. During 2019, we expanded our credit and guaranty agreement. We entered into $675 of additional floating rate term loans to fund the ODS acquisition (see Acquisitions section below) and increased our revolving credit facility to $1,000 and extended its maturity by two years. We completed a $300 2027 note offering and used the proceeds to repay $300 of higher cost 2023 notes. During 2019, we terminated one of our U.S. defined benefit pension plans, settling approximately $165 of previously unfunded pension obligations and eliminating future funding risk associated with interest rate and other market developments.

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

Acquisitions

Nordresa — On August 26, 2019, we acquired a 100% ownership interest in Nordresa Motors, Inc. (Nordresa) for consideration of $12, using cash on hand. Nordresa is a prominent integration and application engineering expert for the development and commercialization of electric powertrains for commercial vehicles. The investment further enhances Dana's electrification capabilities by combining its complete portfolio of motors, inverters, chargers, gearboxes, and thermal-management products with Nordresa's proprietary battery-management system, electric powertrain controls and integration expertise to deliver complete electric powertrain systems. The results of operations of Nordresa are reported within our Commercial Vehicle operating segment. Nordresa had an insignificant impact on our consolidated results of operations during 2019.

Prestolite E-Propulsion Systems (Beijing) Limited — On June 6, 2019, we acquired Prestolite Electric Beijing Limited's (PEBL) 50% ownership interest in Prestolite E-Propulsion Systems (Beijing) Limited (PEPS). PEPS manufactures and distributes electric mobility solutions, including electric motors, inverters, and generators for commercial vehicles and heavy machinery. PEPS has a state-of-the-art facility in China, enabling us to expand motor and inverter manufacturing capabilities in the world's largest electric-mobility market. The acquisition of PEBL's interest in PEPS, along with our existing ownership interest in PEPS through our TM4 subsidiary, provides us with a 100% ownership interest and a controlling financial interest in PEPS. We recognized a $2 gain to other expense, net on the required remeasurement of our previously held equity method investment in PEPS to fair value. We paid $50 at closing using cash on hand. Reference is made to Note 2 of the consolidated financial statements in Item 8 for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of PEPS will be reported in our Commercial Vehicle operating segment. The PEPS acquisition contributed $8 of sales and de minimis adjusted EBITDA in 2019. See Hydro-Québec relationship discussion below for details of the subsequent change in our ownership interest in PEPS.

Oerlikon Drive Systems — On February 28, 2019, we acquired a 100% ownership interest in the Oerlikon Drive Systems (ODS) segment of the Oerlikon Group. ODS is a global manufacturer of high-precision gears, planetary hub drives for wheeled and tracked vehicles, and products, controls, and software that support vehicle electrification across the mobility industry. We paid $626 at closing, which was primarily funded through debt proceeds. Reference is made to Note 2 of the consolidated financial statements in Item 8 for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of ODS will be reported primarily in our Off-Highway and Commercial Vehicle operating segments. The ODS acquisition added $630 of sales and $87 of adjusted EBITDA during 2019.

SME — On January 11, 2019, we acquired a 100% ownership interest in the S.M.E. S.p.A. (SME). SME designs, engineers, and manufactures low-voltage AC induction and synchronous reluctance motors, inverters, and controls for a wide range of off-highway electric vehicle applications, including material handling, agriculture, construction, and automated-guided vehicles. The addition of SME's low-voltage motors and inverters, which are primarily designed to meet the evolution of electrification in off-highway equipment, significantly expands Dana's electrified product portfolio. We paid $88 at closing, consisting of $62 in cash on hand and a note payable of $26 which allows for net settlement of potential contingencies as defined in the purchase agreement. The note is payable in five years and bears annual interest of 5%. Reference is made to Note 2 of the consolidated financial statements in Item 8 for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of SME will be reported in our Off-Highway operating segment. The SME acquisition added $21 of sales and de minimis adjusted EBITDA during 2019. See Hydro-Québec relationship discussion below for details of the subsequent change in our ownership interest in SME.

TM4 — On June 22, 2018, we acquired a 55% ownership interest in TM4 Inc. (TM4) from Hydro-Québec. TM4 designs and manufactures motors, power inverters and control systems for electric vehicles, offering a complementary portfolio to Dana's electric gearboxes and thermal-management technologies for batteries, motors and inverters. The transaction establishes Dana as the only supplier with full e-Drive design, engineering and manufacturing capabilities – offering electro mechanical propulsion solutions to each of our end markets. TM4's technology and advanced manufacturing facility in Boucherville, Quebec will add to our global technical centers, and their 50% interest in PEPS provides an opportunity to enhance our position in the fastest growing market for electric vehicles. Dana is consolidating TM4 as the governing documents provide Dana with a controlling financial interest. We paid $125 at closing, using cash on hand. Reference is made to Note 2 of the consolidated financial statements in Item 8 for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of the TM4 business are reported in our Commercial Vehicle operating segment. The TM4 acquisition contributed $11 of sales and de minimis adjusted EBITDA in 2018.

USM – Warren — On March 1, 2017, we completed the purchase of Warren Manufacturing LLC (USM – Warren), which holds certain assets and liabilities of the former Warren, Michigan production unit of U.S. Manufacturing Corporation (USM). With this transaction, we acquired proprietary tube-manufacturing processes and light-weighting intellectual property for axle tubes and shafts. Significant content was previously purchased from USM. Vertically integrating this content strengthens the supply chain for several of our most strategic customers. The new product and process technologies for light-weighting will assist our customers in achieving their sustainability and fuel efficiency goals. We paid $104 for this business at closing, including $25 to effectively settle trade payable obligations originating from product purchases Dana made from USM prior to the acquisition. No debt was assumed with this transaction which was funded using cash on hand. Post-closing purchase price adjustments for working capital and other items, which totaled less than $1, were received in the third quarter of 2017. Reference is made to Note 2 of the consolidated financial statements in Item 8 for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of the USM – Warren business are reported within our Light Vehicle operating segment. The USM – Warren acquisition added $96 of sales and $12 of adjusted EBITDA in 2017.

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

Hydro-Québec Relationship

On June 22, 2018, we acquired a 55% ownership interest in TM4 from Hydro-Québec. On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and increasing its existing indirect 22.5% noncontrolling interest in PEPS to 45%. We received $65 at closing, consisting of $53 of cash and a note receivable of $12. The note is payable in five years and bears annual interest of 5%. Dana will continue to consolidate SME and PEPS as the governing documents continue to provide Dana with a controlling financial interest in these subsidiaries. The terms of the agreements provide Hydro-Québec with the right to put all, and not less than all, of its ownership interests in TM4, SME and PEPS to Dana at fair value any time after June 22, 2021. See Acquisitions section above for a discussion of Dana's acquisitions of PEPS, SME and TM4.

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

Trends in Our Markets

Global Vehicle Production

				Actual
(Units in thousands)	Dana 2020 Outlook			2019	2018	2017
North America
Light Truck (Full Frame)	4,300	to	4,600	4,484	4,476	4,331
Light Vehicle Engines	15,400	to	15,700	14,547	15,332	14,828
Medium Truck (Classes 5-7)	245	to	255	277	270	246
Heavy Truck (Class 8)	210	to	230	338	320	255
Agricultural Equipment	45	to	55	54	56	54
Construction/Mining Equipment	150	to	160	168	176	157
Europe (including Eastern Europe)
Light Truck	10,500	to	11,500	10,760	10,721	10,276
Light Vehicle Engines	21,800	to	22,300	22,387	23,098	24,096
Medium/Heavy Truck	485	to	500	492	506	486
Agricultural Equipment	185	to	200	201	204	202
Construction/Mining Equipment	310	to	330	340	351	309
South America
Light Truck	1,300	to	1,500	1,278	1,313	1,235
Light Vehicle Engines	2,700	to	2,800	2,671	2,797	2,412
Medium/Heavy Truck	120	to	130	113	113	89
Agricultural Equipment	30	to	35	33	34	33
Construction/Mining Equipment	8	to	12	10	9	9
Asia-Pacific
Light Truck	27,500	to	28,700	28,242	29,369	29,495
Light Vehicle Engines	47,000	to	48,000	48,366	52,293	52,543
Medium/Heavy Truck	1,800	to	2,000	1,926	2,004	2,039
Agricultural Equipment	580	to	620	631	653	653
Construction/Mining Equipment	450	to	470	472	495	441

North America

Light vehicle markets — Overall economic conditions in North America have been favorable for several years with strong employment and consumer confidence levels and comparatively low/stable fuel prices. Strong sales levels over this period have reduced the built-up demand to replace older vehicles. In addition, the shift in light vehicle sales mix, customers preferring light trucks over passenger cars, has continued to become more pronounced. The North America light vehicle market began to show signs of weakening in 2017, with total light vehicle sales declining about 1% from 2016, reflecting a 10% decline in passenger car sales being largely offset by a 4% increase in light truck sales. Light vehicle sales in 2018 were down slightly compared with 2017, with an 11% decline in passenger car sales largely offset by a 6% increase in light truck sales. Light vehicle sales declined an additional 2% in 2019, with a 10% decline in passenger car sales partially offset by a 2% increase in light truck sales. In the full frame light truck segment where many of our programs are focused, sales increased about 4% in both 2017 and 2018 and increased an additional 3% in 2019. Production levels have generally been reflective of light vehicle sales. Production of approximately 17.1 million light vehicles in 2017 declined about 1% to 17.0 million units in 2018. Light vehicle production of 16.3 million units in 2019 was down 4% compared with 2018. Overall light vehicle engine production was impacted more by the developments in the passenger car segment, with production in 2018 increasing about 3% versus 2017 after decreasing 7% year-over-year in 2017. Light vehicle engine production decreased about 5% in 2019 compared to 2018. In the key full frame light truck segment, year-over-year production levels in 2019 were flat after increasing 3% in both 2017 and 2018. Days' supply of total light vehicles in the U.S. at the end of December 2019 declined to 57 days after closing the prior two years at 61 days. In the full frame light truck segment, days supply in inventory at December 31, 2019 approximated 66 days, down from 72 days at December 31, 2018 and comparable with 64 days at the end of December 2017.

The North America light truck markets are expected to be relatively stable in 2020, with the effect of stable manufacturing and construction environments and lower interest rates being offset by the impact of rising new vehicle prices, less pent-up demand, continued strong demand for used vehicles and higher levels of consumer debt. We expect Dana sales to continue to benefit from our net new business backlog as additional key customer programs commence production in 2020. Our current outlook for 2020 has full frame light truck production at 4.3 to 4.6 million vehicles, down 4% to up 3% compared with 2019 production of about 4.5 million vehicles. We expect light vehicle engine production in 2020 to be 15.4 to 15.7 million units, up 6 to 8% compared to 2019.

Medium/heavy vehicle markets — The commercial vehicle market is similarly impacted by many of the same macroeconomic developments impacting the light vehicle market. With the improving economic conditions in 2017 and scaled down build in 2016, there was increased freight-hauling demand and a strengthening order book for new trucks. Class 8 unit production in 2017 was up about 12% from 2016 while medium-duty production was about 7% higher. As expected, strong demand continued into 2018 and 2019, with Class 8 production up 25% in 2018 and up an additional 6% in 2019 while medium-duty truck production increased 9% in 2018 and increased an additional 2% in 2019.

During the fourth quarter of 2019 Class 8 order levels softened significantly as a result of a downturn in the freight market, continued trade and tariff uncertainty and rising pressure on carrier profits from the combined impact of lower haul rates and increasing costs. After three years of successive growth, we expect the market pressures experienced during the fourth quarter of 2019 to continue into 2020. Our outlook for 2020 Class 8 production in North America is 210,000 to 230,000 trucks, a level which is down 32 to 38% compared with the 2019 build level. Similarly, after three years of consecutive growth in the medium duty segment, we expect full year 2020 production to be in the range of 245,000 to 255,000 vehicles, down 8 to 12% from 2019.

Markets Outside of North America

Light vehicle markets — Signs of an improved overall European economy have been evident, albeit mixed at times, during the past few years. Reflective of a modestly improved economy, light vehicle production levels increased in 2017 with light vehicle engine production being up about 3% and light truck production being higher by 10%. Overall market stability continued in 2018 and 2019 with light truck production up 5% in 2018 and 1% in 2019 while light vehicle engine production was down 4% in 2018 and 3% in 2019. The United Kingdom's decision to withdraw from the European Union, along with political developments in other European countries, continues to cast an element of uncertainty around continued economic improvement in the region. At present, we expect overall economic conditions to largely be stable across the entire region in 2020. Our full year 2020 outlook reflects light truck production down 2% to up 7% and light vehicle engine production flat to down 3% from 2019. The economic climate in many South American markets has been weak, volatile and challenging for several years. After significant production declines in 2014 and 2015, there were signs that demand levels had bottomed out in 2016. Production levels in 2017 and 2018 were reflective of an improving market, with year-over-year light vehicle engine production up 14% and 16% and year-over-year light truck production up 27% and 5%, respectively. During 2019, the South American market experienced a modest retraction with light truck and light vehicle engine production down 3% and 5%, respectively. At present, we expect stable to improving economic conditions in the region in 2020. Our full year 2020 outlook has light truck production up 2 to 17% from 2019, with light vehicle engine production up 1 to 5% compared to this past year. The Asia Pacific markets were relatively strong through 2017, with light truck and light vehicle engine production up 7% and 4%, respectively over 2016. Production leveled off in 2018, with both light truck and light vehicle engine production being flat compared to 2017 levels. With China’s economy showing signs of weakness, the Asia Pacific markets declined during 2019, with light truck production down 4% and light vehicle engine production down 7%. Our full year 2020 outlook for the Asia Pacific light vehicle markets reflects continuing softness in the region, with the light truck segment down 3% to up 2% from 2019 and light engine production being down 1 to 3%.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. A strengthening European market the past several years contributed to medium/heavy truck production increasing 6% in 2017 and another 3% in 2018 before pulling back 4% in 2019. Our 2020 full year outlook anticipates continued strong production at levels relatively comparable with 2019. A weakening South America economic climate beginning in 2014 led to a significant decline in medium/heavy truck production in 2015 and 2016. As with the light vehicle markets, improving economic conditions in the region led to medium/heavy truck production increasing 30% in 2017 and an additional 24% in 2018 before leveling off in 2019. We expect economic conditions to continue to improve in 2020, with medium/heavy truck production being up 6 to 15% compared to 2019. A stronger than expected China market and an improving India market contributed to increases in medium/heavy truck production in the Asia Pacific region of about 20% in 2017. Production levels in 2017 were driven partly by regulatory changes in China limiting axle load and weight. With some pre-buy in 2017 having likely occurred during the second half of 2017 as a result of the China regulatory actions and some weakening in the China market during 2018 and 2019, medium/heavy truck production declined 1% in 2018 and decreased an additional 4% in 2019. Our full year 2020 outlook reflects market volatility with medium/heavy truck production being down 7% to up 4% from 2019.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with 68% of its 2019 sales coming from Europe and 18% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction/mining and agricultural equipment segments which had been relatively weak for several years until beginning to rebound in 2017. These markets began to rebound in 2017 along with general economic recovery in several global markets, and in particular the European markets where this segment has a significant presence. During 2017, global production levels in the construction/mining and agriculture segments increased by about 8% and 2%, respectively. The uplift in market demand continued in 2018 with global production levels in the construction/mining and agriculture segments increasing an additional 13% and 1%, respectively. During the second half of 2019, global markets began to weaken resulting in full year global construction/mining and agriculture segment production being down 4% and 3%, respectively. With generally weaker economic conditions in all regions, lower demand is expected in 2020. Our 2020 outlook has production in the global construction/mining segment down 2 to 7% and the agriculture segment down 1 to 9% from 2019.

Foreign Currency

With 53% of our sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and Brazil accounted for 49% and 9% of our 2019 non-U.S. sales, respectively, while China and India each accounted for 7%. Although sales in Argentina and South Africa are each less than 5% of our non-U.S. sales, exchange rate movements of those countries have been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in 2017, increasing 2017 sales by $54. A stronger euro, Brazilian real, Thai baht and South African rand more than offset a weaker Argentine peso. Overall international currencies continued to strengthen against the U.S. dollar in 2018, with sales increasing by $16 principally due to a stronger euro, Thai baht and Chinese renminbi, partially offset by a weaker Brazilian real, Argentine peso and Indian rupee. Weaker international currencies during 2019 decreased sales by $177, with the euro, Brazilian real and South African rand accounting for $103, $30 and $15 of the decrease, respectively. Based on our current sales and exchange rate outlook for 2020, we expect overall stability in international currencies with a modest reduction to sales. At sales levels in our current outlook for 2020, a 5% movement on the euro would impact our annual sales by approximately $125. A 5% change on the Brazilian real, Thai baht, Mexican peso, Chinese renminbi, British pound and Indian rupee rates would impact our annual sales in each of those countries by approximately $10 to $20.

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

International Markets

Trade actions initiated by the U.S. imposing tariffs on imports have been met with retaliatory tariffs by other countries, adding a level of tension and uncertainty to the global economic environment. In November 2018, the U.S., Mexico and Canada executed the U.S.-Mexico-Canada Agreement (USMCA), the successor agreement to the North American Free Trade Agreement (NAFTA). The agreement includes the imposition of tariffs on vehicles that do not meet regional raw material (steel and aluminum), part and labor content requirements. The agreement was ratified by the U.S. in January 2020. These and other actions are likely to impact trade policies with other countries and the overall global economy. The United Kingdom's decision to exit the European Union ("Brexit") continues to provide some uncertainty and potential volatility around European currencies, along with uncertain effects of future trade and other cross-border activities of the United Kingdom with the European Union and other countries.

The Brazil market is an important market for our Commercial Vehicle segment, representing about 19% of this segment's 2019 sales. Our medium/heavy truck sales in Brazil account for approximately 79% of our total sales in the country. Reduced market demand resulting from the weak economic environment in Brazil during 2015 and 2016 lead to production levels declining approximately 30% in the light truck market and 55% in the medium/heavy duty truck market over the two-year period. As a consequence, sales by our operations in Brazil for 2016 approximated $200, down from about $500 in 2014. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions and reduced costs to the extent practicable. The Brazilian economy rebounded in 2017 and 2018, leading to increased medium/heavy and light truck production of more than 40% in each of those segments over the two-year period. Sales by our operations in Brazil were $393 in 2019, up 1% from 2018, reflective of modestly higher medium/heavy and light truck production levels in 2019. Further economic improvement and increased production is expected in 2020.

As indicated above, Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for 2019 of approximately $88 are 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $13, including $6 of net fixed assets, at December 31, 2019.

Commodity Costs

The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper and brass. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings and component parts that include commodities. Beginning in 2018, commodity prices have been impacted by imposed tariffs. Suppliers directly impacted by the tariffs are attempting to pass through the cost of the tariffs while suppliers not subject to the tariffs are advantaging themselves by raising prices. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes.

Prices for commodities such as steel and aluminum have risen over the past year, due to strong global demand. Higher commodity prices reduced year-over-year earnings in 2019 by approximately $30, as compared to year-over-year earnings reductions of $115 from higher commodity prices in 2018. Material recovery and other pricing actions decreased earnings $10 compared to last year, whereas pricing and recovery actions increased year-over-year earnings in 2018 by $80.

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

Sales, Earnings and Cash Flow Outlook

	2020 Outlook	2019	2018	2017
Sales	$8,250 - $8,750	$8,620	$8,143	$7,209
Adjusted EBITDA	$950 - $1,050	$1,019	$957	$835
Net cash provided by operating activities	~9% of Sales	$637	$568	$554
Discretionary pension contributions	$—	$61	$—	$—
Purchases of property, plant and equipment	~4.5% of Sales	$426	$325	$393
Adjusted Free Cash Flow	4.0% - 4.5% of Sales	$272	$243	$161

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

We experienced higher sales in 2017 driven primarily by acquisitions and stronger market demand. Acquisitions, net of divestitures, added $500 of sales, while stronger market demand and contributions from new customer programs increased sales by $829 - an organic increase of 14%. In 2017, international currencies were relatively stable, providing a $54 benefit to sales. Sales increased $934, or 13%, in 2018, reflecting continued strong market demand and the contribution of net new business backlog. Strong off-highway, commercial vehicle and light truck demand combined with net new business of about $300, drove 2018 organic growth of $861, or 12%. International currencies and acquisition and divestiture activities had a negligible impact on 2018 sales. Sales increased an additional $477, or 6%, in 2019, primarily due to multiple acquisition transactions. Acquisitions, net of divestitures, added $654 of sales, while net new business backlog realized during 2019 offset weaker market demand. Weaker international currencies lowered 2019 sales by $177. Our 2020 sales outlook is $8,250 to $8,750, reflecting weaker global market demand partially offset by the realization of $350 of net new business backlog and the full year sales impact of the businesses we acquired in 2019. We expect international currencies to be a modest headwind to sales in 2020.

We achieved adjusted EBITDA margin growth in 2017 as we benefited from the operating leverage attributable to increased sales volumes, while at the same time integrating several acquisitions. Increased commodity prices adversely impacted 2018 earnings and adjusted EBITDA margin. Although we recovered a substantial share of the increased cost, with the customary lag from incurrence of the higher cost to recovery, approximately $35 was not recovered by the end of 2018. Much of the adverse earnings impact of higher commodity costs and supply chain pressures of operating at strong levels of market demand were offset with material cost savings, acquisition synergies and other cost reductions. As such, our adjusted EBITDA margin for 2018 was 11.8%, a 20 basis point improvement over 2017. Adjusted EBITDA margin of 11.8% in 2019 was flat with 2018, as the benefit from higher margin net new business and synergies related to our acquisition of ODS were offset by higher commodity and other costs and increased investment to support our electrification strategy. At our current sales outlook for 2020, we expect full year 2020 adjusted EBITDA to approximate $950 to $1,050. Adjusted EBITDA Margin is expected to remain at 11.8%, as the benefit from higher margin net new business and synergies related to our acquisition of ODS offsets the impact of lower sales and the increased investment we expect to make in 2020 to support our electrification strategy.

We have generated positive adjusted free cash flow in recent years while increasing capital spending to support organic business growth through launching new business with customers. As planned, an elevated level of capital spending at around 5.5% of sales continued into 2017 to support new customer programs. Despite an increase in capital spending of $71 in 2017, adjusted free cash flow increased by $99, primarily from a stronger earnings performance which contributed to increased operating cash flows of $170. Adjusted free cash flow increased $82 in 2018, with benefits from increased operating earnings and lower required capital investment being partially offset by higher working capital requirements associated with increased sales and production levels. Adjusted free cash flow increased an additional $29 in 2019, with benefits from increased operating earnings being largely offset by higher capital investment to support new business and required investment in the ODS operations. We expect to generate adjusted free cash flow of approximately $375, or 4.5% of sales for 2020. While we anticipate adjusted EBITDA to be relatively flat with 2019, we expect capital spending in 2020 to be around 4.5% of sales, down from peak 2019 spending. Capital spending to support new customer programs will begin to dissipate and the significant capital investments made in the ODS operations during 2019 will not repeat in 2020.

Among our operational and strategic initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business received that will be launching in the future and adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At December 31, 2019, our sales backlog of net new business for the 2020 through 2022 period was $700. We expect to realize $350 of our sales backlog in 2020, with incremental sales backlog of $350 being realized in 2021.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2019 versus 2018)

	2019		2018
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$8,620		$8,143		$477
Cost of sales	7,489	86.9%	6,986	85.8%	503
Gross margin	1,131	13.1%	1,157	14.2%	(26)
Selling, general and administrative expenses	508	5.9%	499	6.1%	9
Amortization of intangibles	12		8		4
Restructuring charges, net	29		25		4
Impairment of goodwill and indefinite-lived intangible asset	(6)		(20)		14
Gain on disposal group held for sale			3		(3)
Pension settlement charges	(259)				(259)
Other expense, net	(25)		(29)		4
Earnings before interest and income taxes	292		579		(287)
Loss on extinguishment of debt	(9)				(9)
Interest income	10		11		(1)
Interest expense	122		96		26
Earnings before income taxes	171		494		(323)
Income tax expense (benefit)	(32)		78		(110)
Equity in earnings of affiliates	30		24		6
Net income	233		440		(207)
Less: Noncontrolling interests net income	13		13		—
Less: Redeemable noncontrolling interests net loss	(6)				(6)
Net income attributable to the parent company	$226		$427		$(201)

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
	2019	2018	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$4,473	$4,106	$367	$(3)	$196	$174
Europe	2,606	2,484	122	(129)	322	(71)
South America	509	546	(37)	(31)	(13)	7
Asia Pacific	1,032	1,007	25	(14)	149	(110)
Total	$8,620	$8,143	$477	$(177)	$654	$—

Sales in 2019 were $477 higher than in 2018. Weaker international currencies decreased sales by $177, principally due to a weaker euro, Brazilian real, South African rand, Chinese renminbi and Indian rupee. The acquisitions of ODS and SME in this year's first quarter, PEPS in this year's second quarter, Nordresa in this year's third quarter and TM4 in last year's second quarter, net of the divestiture of the Brazil suspension components business in last year's third quarter, generated a year- over-year increase in sales of $654. The organic sales increase in North America driven by stronger medium/heavy truck production and the conversion of sale backlog was offset by weaker global construction/mining and agricultural equipment markets and a softening in the Chinese economy. Pricing actions, including material commodity price and inflationary cost recovery, reduced sales by $10.

The North America organic sales increase of 4% was driven principally by stronger medium/heavy truck production volumes and the conversion of sales backlog. Production of Class 8 trucks was up 6% and production of Classes 5-7 was up 2% while full frame light truck production was flat compared to 2018. In addition, realization of light truck sales backlog helped to offset the year-over-year sales volume-related decline attributable to one of our largest light vehicle customer programs for which production continued on the outgoing model, concurrent with production of the new model vehicle, during last year's first quarter.

A weaker euro and South African rand were the primary driver of the decreased sales in Europe due to currency effects. Excluding currency and acquisition effects, sales in Europe decreased 3% compared to 2018. Strong market demand in the first half of 2019 in our Off-Highway segment was more than offset by weak demand in the second half of 2019.

A weaker Brazilian real reduced South America sales in 2019. The region overall experienced relatively stable markets, with medium/heavy truck production being flat and light truck production down 3% compared to 2018.

A weaker Chinese renminbi and Indian rupee were the primary drivers of the decreased sales in Asia Pacific due to currency effects. Excluding currency and acquisition effects, sales decreased about 11% as China's economy showed signs of weakening. Light truck, light vehicle engine and medium/heavy truck production were down 4%, 7% and 4% respectively, from 2018.

Cost of sales and gross margin — Cost of sales for 2019 increased $503, or 7% when compared to 2018. Similar to the factors affecting sales, the increase was primarily due to the inclusion of acquired businesses. Cost of sales as a percent of sales in 2019 was 110 basis points higher than in the previous year. Cost of sales attributed to net acquisitions, which included $13 of incremental cost assigned to inventory as part of business combination accounting, was approximately $620. Excluding the effects of acquisitions and divestitures, cost of sales as a percent of sales was 86.2%, 40 basis points higher than in the previous year. The increased cost of sales as a percent of sales was largely attributable to higher commodity prices which increased material costs by about $30, an increase in engineering and development cost of $4, higher depreciation expense of $15 and operational inefficiencies and other cost increases. Partially offsetting these higher costs were continued material cost savings of $86, a net benefit of $17 from the monetization of a non-income tax claim, lower start-up and launch costs and lower premium freight.

Gross margin of $1,131 for 2019 decreased $26 from 2018. Gross margin as a percent of sales was 13.1% in 2019, 110 basis points lower than in 2018. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2019 were $508 (5.9% of sales) as compared to $499 (6.1% of sales) in 2018. SG&A attributed to net acquisitions was $33. Excluding the increase associated with net acquisitions, SG&A expenses were 10 basis points lower than the same period of 2018. The year-over-year decrease of $24 exclusive of net acquisitions was primarily due to lower salaries and benefits expenses resulting from the voluntary retirement program and other headcount reduction actions taken in the fourth quarter of 2018.

Amortization of intangibles — The $4 increase in amortization expense in 2019 was attributable to intangible assets obtained through the TM4, ODS, SME, and PEPS acquisitions, partially offset by certain intangible assets becoming fully amortized. Reference is made to Note 2 of the consolidated financial statements in Item 8 for additional information on recent acquisitions.

Restructuring charges, net — Restructuring charges of $29 in 2019 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions. Restructuring charges of $25 in 2018 were primarily comprised of severance and benefit costs related to a voluntary retirement program in North America, headcount reduction actions in our operations and corporate functions in Brazil and administrative cost reduction initiatives primarily in Europe and North America. In response to continued market recovery in our Off-Highway business in Europe, management re-evaluated the economic conditions of our global Off-Highway business and determined that $7 of the previously approved restructuring actions are no longer economically prudent.

Impairment of goodwill and indefinite-lived intangible asset — During the fourth quarter of 2019, we wrote off the goodwill recognized as part of a 2016 acquisition. During the second quarter of 2018, we wrote off the in-process research and development intangible asset recognized as part of a 2012 acquisition. Refer to Note 4 of the consolidated financial statements in Item 8 for additional information.

Gain on disposal group held for sale — See Note 3 of the consolidated financial statements in Item 8 for a discussion of the divestiture of our Brazil suspension components business.

Pension settlement charges — During 2019, we recorded a $256 settlement charge related to the termination of one of our U.S. defined benefit pension plans and a $3 settlement charge related to the termination of one of our Canadian defined benefit pension plans. Refer to Note 13 of the consolidated financial statements in Item 8 for additional information.

Other expense, net — The following table shows the major components of other expense, net.

	2019	2018
Non-service cost components of pension and OPEB costs	$(23)	$(15)
Government grants and incentives	15	12
Foreign exchange loss	(11)	(12)
Strategic transaction expenses, net of transaction breakup fee income	(41)	(18)
Non-income tax legal judgment	6
Gain on sale of marketable securities	1
Gain on liquidation of foreign subsidiary	12
Other, net	16	4
Other expense, net	(25)	(29)

Strategic transaction expenses in 2019 were primarily attributable to our acquisition of ODS. Strategic transaction expenses in 2018 were primarily attributable to our bid to acquire the driveline business of GKN plc., our acquisition of an ownership interest in TM4, our pending acquisition of ODS and integration costs associated with our acquisitions of BFP and BPT, and were partially offset by a $40 transaction breakup fee associated with the GKN plc. transaction. During the first quarter of 2019, we won a legal judgment regarding the methodology used to calculate PIS/COFINS tax on imports into Brazil. During the fourth quarter of 2019, we liquidated a foreign subsidiary. The resulting non-cash gain is attributable to the recognition of accumulated currency translation adjustments.

Loss on extinguishment of debt — As discussed in Note 15 to our consolidated financial statements in Item 8, we redeemed $300 of our September 2023 Notes during the fourth quarter of 2019. We incurred redemption premiums of $7 in connection with these repayments and wrote off $2 of previously deferred financing costs associated with the extinguished debt.

Interest income and interest expense — Interest income was $10 in 2019 and $11 in 2018. Interest expense increased from $96 in 2018 to $122 in 2019 primarily due to increased debt levels used to fund recent acquisition activities. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.0% and 5.2% in 2019 and 2018.

Income tax expense — Income taxes were a benefit of $32 in 2019 and an expense of $78 in 2018. During 2019, we recognized a benefit of $22 for the release of valuation allowance in a subsidiary in Brazil based on recent history of profitability and increased income projections. A pre-tax pension settlement charge of $259 was recorded, resulting in income tax expense of $11 and a valuation allowance release of $18. For the year, we also recognized benefits for the release of valuation allowance in the US of $34 based on increased income projections and $30 based on the development of a tax planning strategy related to federal tax credits. Partially offsetting this benefit in the US was $6 of expense related to a US state law change. During the second quarter of 2019, we also recorded tax benefits of $48 related to tax actions that adjusted federal tax credits. During 2018, we recognized a benefit of $44 related to U.S. state law changes and the development and implementation of a tax planning strategy which adjusted federal tax credits, along with federal and state net operating losses and the associated valuation allowances. We also recognized benefits of $11 relating to the reversal of a provision for an uncertain tax position, $5 relating to the release of valuation allowances in the US based on improved income projections and $7 due to permanent reinvestment assertions. Partially offsetting these benefits was $5 of expense to settle outstanding tax matters in a foreign jurisdiction. See Note 19 to our consolidated financial statements in Item 8 of Part II for further disclosures around these items.

Excluding the effects of the items referenced in the preceding paragraph, our effective tax rates were 24% in 2019 and 28% in 2018. These rates vary from the applicable U.S. federal statutory rate of 21% primarily due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses, deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings.

In countries where our history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. During the third quarter of 2019, we recognized a benefit of $22 for the release of a valuation allowance in a subsidiary in Brazil.

Equity in earnings of affiliates — Net earnings from equity investments was $30 in 2019 compared with $24 in 2018. Equity in earnings from Bendix Spicer Foundation Break, LLC (BSFB) was $12 in 2019 and $7 in 2018. Equity in earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) was $18 in 2019 and $15 in 2018.

Segment Results of Operations (2019 versus 2018)

Light Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$3,575	$398	11.1%
Volume and mix	64	18
Acquisition	1	(1)
Performance	(10)	26
Currency effects	(21)	(3)
2019	$3,609	$438	12.1%

Light Vehicle sales in 2019, exclusive of acquisition and currency effects, were 2% higher than 2018. Conversion of sales backlog was partially offset by lower full frame truck production in Asia Pacific and the year-over-year sales volume-related decline attributable to one of our largest customer programs for which production continued on the outgoing model, concurrent with production of the new model vehicle, during last year's first quarter. Full frame truck production in North America and Europe was flat compared to 2018. Net customer pricing and cost recovery actions resulted in a year-over-year decrease of $13.

Light Vehicle segment EBITDA increased by $40 in 2019. Higher sales volumes provided a year-over-year benefit of $18. The year-over-year performance related earnings improvement was driven by material cost savings of $37 and lower new program start-up and launch-related costs of $16. Lower net pricing and material cost recovery actions of $13, increased engineering spend of $9, higher warranty costs of $2 and operational inefficiencies and other cost increases of $3 reduced performance in 2019.

Commercial Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$1,612	$146	9.1%
Volume and mix	10	3
Acquisition / Divestiture	17	(2)
Performance	16	(3)
Currency effects	(44)	(6)
2019	$1,611	$138	8.6%

Excluding currency effects and the net impact of acquisitions and divestitures, Commercial Vehicle sales increased 2% compared to last year. The volume-related increase was primarily attributable to higher production levels in North America during the first half of 2019 where Class 8 production was up 22% and Classes 5-7 production was up 7% compared to the first half of 2018. During the second half of 2019, North American production volumes declined, with Class 8 production down 9% and Classes 5-7 down 3% compared to the second half of 2018. Similarly the impact of higher 2019 first-half production volumes in Europe and Asia Pacific have been largely offset by declining production volumes in both regions during the second half of 2019. With the improving economy in Brazil, our sales volume in 2019 benefited from year-over-year higher production levels in that country of around 7%. Net customer pricing and cost recovery actions increased year-over-year sales by $7.

Commercial Vehicle segment EBITDA was $8 lower than 2018. Higher sales volumes increased year-over-year earnings by $3. The year-over-year performance related earnings decline was driven by higher commodity costs of $21, increased engineering spend of $2 and operational inefficiencies and other cost increases of $8. Material cost savings of $19, higher net pricing and material cost recovery actions of $7 and net foreign currency transaction gains of $2 provided a partial offset.

Off-Highway

	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$1,844	$285	15.5%
Volume and mix	(42)	(19)
Acquisition	636	88
Performance	3	(15)
Currency effects	(81)	(9)
2019	$2,360	$330	14.0%

Excluding currency effects, primarily due to a weaker euro, and the impact of the ODS and SME acquisitions, Off-Highway segment sales decreased 2% compared to last year. The construction/mining and agricultural equipment markets were relatively stable during the first half of 2019 but deteriorated rapidly during the second half of 2019. Customer pricing and material cost recovery actions increased year-over-year sales by $5.

Off-Highway segment EBITDA increased by $45 in 2019. Marginally higher market demand through the first half of 2019 was more than offset by rapid market deterioration in the second half of 2019. The $15 performance-related deterioration in 2019 earnings was impacted by higher commodity costs of $6 and operational inefficiencies and other cost increases of $36, partially offset by material cost savings of $22 and customer pricing and material cost recovery actions of $5.

Power Technologies

	Sales	Segment EBITDA	Segment EBITDA Margin
2018	$1,112	$149	13.4%
Volume and mix	(36)	(13)
Performance	(5)	(15)
Currency effects	(31)	(4)
2019	$1,040	$117	11.3%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, sales for 2019 were 4% lower than 2018, primarily due to program roll offs and lower market demand. Light vehicle engine production declined across all regions during 2019. Net customer pricing and material cost recovery actions decreased year-over-year sales by $9.

Power Technologies segment EBITDA decreased $32 compared to 2019. The $15 performance deterioration resulted from higher commodity costs of $2, operational inefficiencies and other cost increases of $4 and lower net pricing and material cost recovery actions of $9.

Summary Consolidated Results of Operations (2018 versus 2017)

	2018		2017
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$8,143		$7,209		$934
Cost of sales	6,986	85.8%	6,143	85.2%	843
Gross margin	1,157	14.2%	1,066	14.8%	91
Selling, general and administrative expenses	499	6.1%	508	7.0%	(9)
Amortization of intangibles	8		11		(3)
Restructuring charges, net	25		14		11
Impairment of intangible assets	(20)				(20)
Gain (loss) on disposal group held for sale	3		(27)		30
Other expense, net	(29)		(16)		(13)
Earnings before interest and income taxes	579		490		89
Loss on extinguishment of debt			(19)		19
Interest income	11		11		—
Interest expense	96		102		(6)
Earnings before income taxes	494		380		114
Income tax expense	78		283		(205)
Equity in earnings of affiliates	24		19		5
Net income	440		116		324
Less: Noncontrolling interests net income	13		10		3
Less: Redeemable noncontrolling interests net loss			(5)		5
Net income attributable to the parent company	$427		$111		$316

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
	2018	2017	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$4,106	$3,688	$418	$(1)	$32	$387
Europe	2,484	2,154	330	85	27	218
South America	546	500	46	(74)	(9)	129
Asia Pacific	1,007	867	140	6	7	127
Total	$8,143	$7,209	$934	$16	$57	$861

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

Other expense, net — The following table shows the major components of other expense, net.

	2018	2017
Non-service cost components of pension and OPEB costs	$(15)	$(7)
Government grants and incentives	12	7
Foreign exchange loss	(12)	(3)
Strategic transaction expenses	(18)	(25)
Amounts attributable to previously divested/closed operations		3
Other, net	4	9
Other expense, net	(29)	(16)

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

Loss on extinguishment of debt — As discussed in Note 15 to our consolidated financial statements in Item 8, we redeemed $100 of our September 2021 Notes, repaid indebtedness of our BPT and BFP subsidiaries and repaid certain bank debt in Brazil during the second quarter of 2017, and we redeemed the remaining $350 of our September 2021 Notes in the third quarter of 2017. We incurred redemption premiums of $15 in connection with these repayments and wrote off $4 of previously deferred financing costs associated with the debt that was extinguished.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as net income before interest, income taxes, depreciation, amortization, equity grant expense, restructuring expense, non-service cost components of pension and other postretirement benefits (OPEB) costs and other adjustments not related to our core operations (gain/loss on debt extinguishment, pension settlements, divestitures, impairment, etc.). Adjusted EBITDA is a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. We use adjusted EBITDA in assessing the effectiveness of our business strategies, evaluating and pricing potential acquisitions and as a factor in making incentive compensation decisions. In addition to its use by management, we also believe adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate financial performance of our company relative to other Tier 1 automotive suppliers. Adjusted EBITDA should not be considered a substitute for earnings before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of net income to adjusted EBITDA.

	2019	2018	2017
Net income	$233	$440	$116
Equity in earnings of affiliates	30	24	19
Income tax expense (benefit)	(32)	78	283
Earnings before income taxes	171	494	380
Depreciation and amortization	339	270	233
Restructuring charges, net	29	25	14
Interest expense, net	112	85	91
Loss on extinguishment of debt	9		19
Pension settlement charge	259
Acquisition related inventory adjustments	13		14
Gain (loss) on disposal group held for sale		(3)	27
Impairment of goodwill and indefinite-lived intangible assets	6	20
Other*	81	66	57
Adjusted EBITDA	$1,019	$957	$835

*
Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses, net of transaction breakup fees and other items. See Note 22 to our consolidated financial statements in Item 8 for additional details. Non-service cost components of pension and OPEB costs were excluded from adjusted EBITDA beginning in 2018 concurrent with adoption of ASU 2017-07 which required such cost to be classified outside of operating income. While prior period amounts have been reclassified on our consolidated statement of operations for U.S. GAAP reporting purposes, we did not adjust prior period adjusted EBITDA on the basis of materiality. Had we conformed adjusted EBITDA for 2017, adjusted EBITDA would have been $842.

Free Cash Flow and Adjusted Free Cash Flow

We have defined free cash flow as cash provided by operating activities less purchases of property, plant and equipment. We have defined adjusted free cash flow as cash provided by operating activities excluding discretionary pension contributions less purchases of property, plant and equipment. We believe these measures are useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow and adjusted free cash flow are not intended to represent nor be an alternative to the measure of net cash provided by operating activities reported in accordance with GAAP. Free cash flow and adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net cash flows provided by operating activities to adjusted free cash flow.

	2019	2018	2017
Net cash provided by operating activities	$637	$568	$554
Purchases of property, plant and equipment	(426)	(325)	(393)
Free cash flow	211	243	161
Discretionary pension contribution	61	—	—
Adjusted free cash flow	$272	$243	$161

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at December 31, 2019:

Cash and cash equivalents	$508
Less: Deposits supporting obligations	(5)
Available cash	503
Additional cash availability from Revolving Facility	979
Marketable securities	19
Total liquidity	$1,501

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

The components of our December 31, 2019 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$132	$278	$410
Cash and cash equivalents held as deposits		5	5
Cash and cash equivalents held at less than wholly-owned subsidiaries	4	89	93
Consolidated cash balance	$136	$372	$508

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

During 2019, we expanded our Revolving Facility to $1,000 and extended its maturity to August 17, 2024. At December 31, 2019, we had no outstanding borrowings under the Revolving Facility but we had utilized $21 for letters of credit. We had availability at December 31, 2019 under the Revolving Facility of $979 after deducting the outstanding letters of credit.

At December 31, 2019, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Term Facilities and the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested on the last day of each fiscal quarter. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Term A Facility and the Revolving Facility are subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

On December 11, 2019, our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2021. Approximately $150 remained available under the program for future share repurchases as of December 31, 2019.

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

Cash Flow

	2019	2018	2017
Cash used for changes in working capital	$(17)	$(113)	$(8)
Other cash provided by operations	654	681	562
Net cash provided by operating activities	637	568	554
Net cash used in investing activities	(1,123)	(462)	(583)
Net cash provided by (used in) financing activities	479	(180)	(120)
Net decrease in cash, cash equivalents and restricted cash	$(7)	$(74)	$(149)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $654 during 2019 compared to $681 during 2018 and $562 during 2017. The decrease in 2019 is principally due to $61 of discretionary pension contributions associated with the termination of certain U.S. and Canadian defined benefit pension plans, higher year-over-year cash paid for interest of $27, cash paid for strategic transaction expenses of $30 and cash paid for restructuring of $19, partially offset by higher operating earnings and lower year-over-year cash paid for income taxes of $20. The increase in 2018 is principally due to an increased level of operating earnings, lower year-over-year cash paid for interest of $14 and cash paid for strategic transaction expenses of $15, partially offset by higher year-over-year cash paid for income taxes of $58.

Working capital used cash of $17 in 2019, $113 in 2018 and $8 in 2017. Lower levels of receivables generated cash of $135 in 2019 while higher levels of receivables used cash of $113 in 2018 and $141 in 2017. The cash generated from receivables in 2019 is reflective of lower year-over-year fourth quarter sales resulting from lower market demand. The higher level of cash required for receivables in 2018 and 2017 was primarily due to higher year-over-year sales. Lower inventories generated cash of $35 in 2019 while higher inventories consumed cash of $110 in 2018 and $146 in 2017. Inventory levels have begun to decline at the end of 2019 in response to lower market demand. The higher use of cash in 2018 is reflective of higher material costs and increased safety stock of certain materials to satisfy customer requirements. The higher level of cash used to finance increased inventory in 2017 was due primarily to the stronger year-over-year volume levels. Decreases in accounts payable and other net liabilities used cash of $187 in 2019 while increases in accounts payable and other net liabilities provided cash of $110 in 2018 and $279 in 2017. Cash used by accounts payable and other net liabilities in 2019 is primarily attributable to lower levels of purchasing during the fourth quarter of 2019 resulting from lower market demand, lower year-over-year accruals for professional service fees and strategic transaction expenses and the payment of higher incentive compensation accrued in 2018. Cash provided by accounts payable and other liabilities in 2018 was reduced by the payment of higher incentive compensation accrued in 2017. In addition to higher volume levels, the cash generated in 2017 from increased levels of accounts payable and other liabilities was also reflective of changes in payment practices and lengthening of payment terms with suppliers.

Investing activities — Expenditures for property plant and equipment were $426, $325 and $393 in 2019, 2018 and 2017. Higher levels of capital spending in 2016 and 2017 resulted from our increased new business sales backlog, including the launch of two of our largest customer programs which both required new investment. Although still at elevated levels, capital expenditures decreased in 2018, with lower requirements to support new business launches with customers. Capital spending increased in 2019 in support of new business sales backlog and for needed improvements at several ODS facilities. During 2019, we paid $545, net of cash and restricted cash acquired, to purchase ODS, we paid $61 to acquire SME, we paid $48, net of cash acquired, to purchase PEPS and we paid $10 to acquire Nordresa. During 2019, we paid $21 to settle the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. In 2018, we paid $125 to acquire a 55% ownership interest in TM4 and, pursuant to our purchase and sale agreement for the BFP and BPT acquisitions in 2017, we made a net payment of $20 to complete a required purchase of real estate and settle purchase price adjustment amounts owed by the seller. During 2018, we completed the sale of our Brazil suspension components business resulting in a net cash outflow of $6, as the cash transferred to the buyer in the transaction exceeded the proceeds received from the buyer. During 2017, we paid $106, net of cash acquired, to purchase an 80% ownership interest in BFP and BPT, and we used cash of $78 to acquire the USM – Warren business. During all three years, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2019, we entered into an amended credit and guaranty agreement comprised of a $500 Term A Facility, a $450 Term B Facility and a $1,000 Revolving Facility. The Term A Facility was an expansion of our existing $275 term facility. We drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. The proceeds from the Term Facilities were used to acquire ODS and pay for related integration activities. We paid financing costs of $16 to amend the credit and guaranty agreement. During 2019, we made combined principle payments of $117 on the Term

Facilities. Also during 2019, we completed the issuances of $300 of our November 2027 Notes, paying financing cost of $4. We used the proceeds of the November 2027 Notes issuance to redeem all $300 of our September 2023 Notes, paying a redemption premium of $7. During 2017, our European subsidiary, Dana Financing Luxembourg S.à r.l., completed the issuance of $400 of its April 2025 Notes and paid financing costs of $6 related to the notes. We paid financing costs of $3 related to our Term Facility and Revolving Facility and drew the entire $275 available under the Term Facility. We redeemed all $450 of our September 2021 Notes at a $14 premium, repaid indebtedness of a wholly-owned subsidiary in Brazil at a premium of $1 and repaid indebtedness of our BPT and BFP subsidiaries. During 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and increasing its existing indirect 22.5% noncontrolling interest in PEPS to an indirect 45% redeemable noncontrolling interest. We received $53 of cash at closing. During 2018, we paid $43 to acquire Brevini's remaining 20% ownership interests in BFP and BPT. Also during 2018, Yulon Motor Co., Ltd. (Yulon) paid $22 to acquire a direct ownership interest in two of our consolidated operating subsidiaries. Yulon's ownership interest in the two consolidated operating subsidiaries did not change as a result of the transactions, as it previously owned the same percentages indirectly through a series of consolidated holding companies. The $22, less withholding taxes, was returned to Yulon in the form of a dividend in 2018. We used cash of $25 to repurchase common shares under our share repurchase program in both 2019 and 2018. We used $58, $58 and $35 for dividend payments to common stockholders in 2019, 2018 and 2017. The increase in dividends paid to common stockholders in 2018 was due to our Board approving a four cent per share increase in our quarterly dividend. Distributions to noncontrolling interests totaled $19, $42 and $12 in 2019, 2018 and 2017. Distributions to noncontrolling interest in 2018 includes the dividend to Yulon discussed above.
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

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2019.

		Payments Due by Period
Contractual Cash Obligations	Total	2020	2021 - 2022	2023 - 2024	After 2024
Long-term debt(1)	$2,352	$15	$61	$851	$1,425
Interest payments(2)	682	116	231	222	113
Operating leases(3)	213	50	74	43	46
Financing leases(4)	34	5	10	6	13
Unconditional purchase obligations(5)	128	123	5	—	—
Pension contribution(6)	17	17
Retiree health care benefits(7)	50	5	10	10	25
Uncertain income tax positions(8)	—
Total contractual cash obligations	$3,476	$331	$391	$1,132	$1,622
______________________________________________________
Notes:

(1)	Principal payments on long-term debt.

(2)	Interest payments are based on long-term debt in place at December 31, 2019 and the interest rates applicable to such obligations.

(3)	Operating lease obligations related to real estate, manufacturing and material handling equipment, vehicles and other assets.

(4)	Finance lease obligations related to real estate and manufacturing and material handling equipment.

(5)	Unconditional purchase obligations are comprised of commitments for the procurement of fixed assets, the purchase of raw materials and the fulfillment of other contractual obligations.

(6)
This amount represents estimated 2020 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2020 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(7)
This amount represents estimated payments under our retiree health care programs. Obligations under the retiree health care programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made in the future consider recent payment trends and certain of our actuarial assumptions.

(8)
We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2019 of $119. See Note 19 to our consolidated financial statements in Item 8 for additional discussion.

At December 31, 2019, we maintained cash balances of $5 on deposit with financial institutions primarily to support property insurance policy deductibles, certain employee retirement obligations and specific government approved environmental remediation efforts.

Contingencies

For a summary of litigation and other contingencies, see Note 17 to our consolidated financial statements in Item 8. Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued that may result from these contingencies will have a material adverse effect on our liquidity, financial condition or results of operations.

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

Tax reform legislation in the U.S. was signed into law in December 2017 with enactment of the Tax Cuts and Jobs Act ("Act"). This legislation represents a fundamental and dramatic shift in U.S. taxation, with many provisions of the Act differing significantly from previous U.S. tax law. With enactment occurring late in 2017, companies with calendar reporting years did not have extensive time to analyze the impacts of the legislation. Applying the effects of a lower corporate tax rate to deferred tax assets and liabilities, evaluating the one-time transition tax on undistributed earnings of foreign operations, examining the implications of changes to net operating loss and other credit carryforwards and considering other provisions of the Act in a relatively compressed time frame necessitated significant estimation and judgment. Following the guidance of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 118, we made reasonable estimates of the Act's provisions and recorded a non-cash charge to the fourth quarter 2017 tax expense of $186 to reflect these effects. Our analysis of this provisional amount continued throughout 2018 as guidance was issued, and we determined that no material adjustment was required to this provision estimate. Given the Act's broad and complex changes, further clarification, interpretation and regulatory guidance issued in the future could impact our original estimate.

In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. We are regularly under audit by the various applicable tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provisions include amounts sufficient to pay assessments, if any, upon final determination by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. See additional discussion of our deferred tax assets and liabilities in Note 19 to our consolidated financial statements in Item 8.

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

U.S. retirement plans — Our U.S. defined benefit pension plans comprise 65% of our consolidated defined benefit pension obligations at December 31, 2019. These plans are frozen and no service-related costs are being incurred. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. In October 2017, upon authorization by the Dana Board of Directors, we commenced the process of terminating one of our U.S. defined benefit pension plans. During the second quarter of 2019, payments were made from plan assets to those plan participants that elected to take the lump-sum payout option. In June 2019, we entered into (a) a definitive commitment agreement by and among Dana, Athene Annuity and Life Company (Athene) and State Street Global Advisors, as independent fiduciary to the plan, and (b) a definitive commitment agreement by and among Dana, Companion Life Insurance Company (Companion) and State Street Global Advisors, as independent fiduciary to the plan. Pursuant to the definitive commitment agreements, the plan purchased group annuity contracts that irrevocably transferred to the insurance companies the remaining future pension benefit obligations of the plan. Plan participant’s benefits are unchanged as a result of the termination. We contributed $59 to the plan prior to the purchase of the group annuity contracts. The purchase of group annuity contracts was then funded directly by the assets of the plan in June 2019. By irrevocably transferring the obligations to Athene and Companion, we reduced our unfunded pension obligation by approximately $165 and recognized a pre-tax pension settlement charge of $256 in 2019.

For our other pension plans, benefit obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using the same yield curve approach described above. Rising discount rates decrease the present value of future pension obligations – a 25 basis point increase in the discount rate would decrease our U.S. pension liability by about $20. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of a 5.0% expected return in 2020 is appropriate for our U.S. pension plans. See Note 13 to the consolidated financial statements in Item 8 for information about the investing and allocation objectives related to our U.S. pension plan assets.

We developed a custom mortality table during 2018 using historical mortality experience for our U.S. pension plans. These custom mortality tables are projected generationally from 2015 using the Society of Actuaries (SOA) projection scale, MP-2019, modified to use a 0.75% long-term improvement rate (LTIR) being achieved by 2027. Using the plan-specific mortality tables did not have a material effect on our pension obligations as we have been modifying the SOA tables for several years.

We use a full yield curve approach to estimate the service (where applicable) and interest components of the annual cost of our pension and other postretirement benefit plans. This method estimates interest and service expense using the specific spot rates, from the yield curve, that relate to projected cash flows. We believe this method is a more precise measurement of interest and service costs by improving the correlation between the projected cash flows and the corresponding interest rates. The determination of the projected benefit obligation at year end is unchanged.

At December 31, 2019, we have $157 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Based on the current funded status of our U.S. plans, we expect to contribute approximately $1 during 2020.

See Note 13 to our consolidated financial statements in Item 8 for additional discussion of our pension and OPEB obligations.

Acquisitions — From time to time, we make strategic acquisitions that have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired and liabilities assumed in the transaction based upon their estimated fair values as of the acquisition date. We determine the estimated fair values using information available to us and engage independent third-party valuation specialists when necessary. Estimating fair values can be complex and subject to significant business judgment. We believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash flows from product sales, customer contracts and acquired technologies, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results. Generally, we have, if necessary, up to one year from the acquisition date to finalize our estimates of acquisition date fair values.

Goodwill and other indefinite-lived intangible assets — Our goodwill and other indefinite-lived intangible assets are tested for impairment annually as of October 31 for all of our reporting units, and more frequently if events or circumstances warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected gross margins, discount rates, terminal growth rates, and exit earnings multiples. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. Our utilization of market valuation models requires us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We use our internal forecasts, which we update quarterly, to make our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities.

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of the goodwill and other indefinite-lived intangible assets as of October 31, 2019 were reasonable.

Long-lived assets with definite lives — We perform impairment assessments on our property, plant and equipment and our definite-lived intangible assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to the carrying amounts of such assets. We utilize the cash flow projections discussed above for property, plant and equipment and amortizable intangibles. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows using the life of the primary assets. If the carrying amounts of the long-lived assets are not recoverable from future cash flows and exceed their fair value, an impairment loss is recognized to reduce the carrying amounts of the long-lived assets to their fair value. Fair value is determined based on discounted cash flows, third-party appraisals or other methods that provide appropriate estimates of value. Determining whether a triggering event has occurred, performing the impairment analysis and estimating the fair value of the assets require numerous assumptions and a considerable amount of management judgment.

Investments in affiliates — We had aggregate investments in affiliates of $182 at December 31, 2019 and $208 at December 31, 2018. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. Fair value is generally determined using the discounted cash flows (an income approach) or guideline public company (a market approach) methods.

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

Changes in the fair value of derivative instruments not treated as cash flow hedges are recognized in earnings in the period in which those changes occur. Changes in the fair value of derivative instruments associated with product-related transactions are recorded in cost of sales, while those associated with non-product transactions are recorded in other income (expense), net. See Note 16 to our consolidated financial statements in Item 8.

The following table summarizes the sensitivity of the fair value of our derivative instruments, including forward contracts and currency swaps, at December 31, 2019 to a 10% change in foreign exchange rates.

	10% Increase in Rates Gain (Loss)	10% Decrease in Rates Gain (Loss)
Foreign currency rate sensitivity:
Currency swaps	$(132)	$130
Forward contracts	$(39)	$47

At December 31, 2019, of the $1,598 total notional amount of foreign currency derivatives, approximately 68% represents the aggregate of three fixed-to-fixed cross-currency interest rate swaps associated with recorded foreign currency-denominated external debt and certain foreign currency-denominated intercompany loans while the remaining 32% primarily represents forward contracts associated with our forecasted foreign currency-denominated sales and purchase transactions.

To manage our global liquidity objectives, we periodically execute intercompany loans, some of which are foreign currency-denominated. With respect to such intercompany loans, the total notional amount outstanding at December 31, 2019 is approximately $550. Depending on the specific objective of each intercompany loan arrangement, certain intercompany loans may be hedged while others remain unhedged for strategic reasons. The decision to hedge the loan, to designate the loan itself as a hedge or not to hedge the loan is dependent on management's underlying strategy. Of the approximately $550 of foreign currency-denominated intercompany loans outstanding at December 31, 2019, approximately two-thirds, or $315, has been hedged by one of our fixed-to-fixed cross-currency swaps whereby we have protected the income statement from exchange rate risk. Of the remaining one-third of such outstanding intercompany loans, $37 million has been hedged by foreign currency forwards and the remaining balances have not been hedged. A significant portion of this remaining one-third is deemed to be permanent in nature. The remeasurement of foreign currency-denominated intercompany loans that have been characterized as permanent in nature is recognized as an adjustment to the cumulative translation adjustment component of OCI.

To align our cash requirements with availability by currency, we also periodically issue external debt that is denominated in a currency other than the functional currency of the issuing entity. As of December 31, 2019, we had $775 of external U.S. dollar debt, issued by a euro-functional entity, all of which has been hedged by our fixed-to-fixed cross-currency interest rate swaps. Such swaps are treated as cash flow hedges whereby the changes in fair value are recorded in OCI to the extent the hedges remain effective.

At December 31, 2018, the total notional amount of our currency derivative portfolio was $2,104 and included fixed-to-fixed cross-currency interest rate swaps associated with $775 of external debt. The remaining $1,329 represents currency swaps and forward contracts associated with certain foreign currency-denominated intercompany loans and forecasted sales and purchase transactions.

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

Interest rate risk — Our long-term debt portfolio consists mostly of fixed-rate instruments. On occasion we enter into interest rate swaps to convert fixed-rate debt to floating-rate debt. As described in Note 16 to our consolidated financial statements in Item 8, we entered into a fixed-to-floating interest rate swap during 2015 but terminated that swap prior to the end of 2015. At December 31, 2019, we do not hold any fixed-to-floating interest rate swaps. Our three fixed-to-fixed cross-currency interest rate swaps remain outstanding at December 31, 2019 and act as hedges of the currency risk of certain external and intercompany debt instruments. To partially mitigate our exposure to interest rate fluctuations on our variable rate term loan debt we have entered into interest rate collars with a notional value of $425 that will mature in December 2021. The interest rate collars were used to lock in a maximum rate if interest rates rise, but allow us to otherwise pay lower market rates, subject to a floor. See Note 15 to our consolidated financial statements in Item 8 for additional information.

The table below indicates interest rate sensitivity on interest expense of our floating rate debt, inclusive of the interest rate collar, based on amounts outstanding as of December 31, 2019.

Change in rate:	Impact on Annual Interest Expense
25 bps decrease	$(1)
25 bps increase	$2

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Dana Incorporated and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2019 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

As described in Management’s report on internal control over financial reporting, management has excluded Nordresa Motors, Inc. (Nordresa), Prestolite E-Propulsion Systems (Beijing) Limited (PEPS), Oerlikon Drive Systems (ODS), and SME from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company in purchase business combinations during 2019. We have also excluded Nordresa, PEPS, ODS, and SME from our audit of internal control over financial reporting. Nordresa, PEPS, ODS, and SME are subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately

0.1%, 0.7%, 10.7% and 0.2% of total assets, respectively, and approximately 0.0%, 0.1%, 7.3% and 0.2% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Off-Highway and Commercial Vehicle Reporting Units

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $493 million as of December 31, 2019, and the goodwill associated with the Off-Highway and Commercial Vehicle reporting units was $262 million and $228 million, respectively. Management tests goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Management estimates the fair value of these reporting units using discounted cash flow projections. In determining fair value using discounted cash flow projections, management makes significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected gross margins, discount rates, terminal growth rates, and exit earnings multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Off-Highway and Commercial Vehicle reporting units is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating management’s significant assumptions, including the revenue growth rates, projected gross margins, discount rates, terminal growth rates, and exit earnings multiples. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Off-Highway and Commercial Vehicle reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates of the Off-Highway and Commercial Vehicle reporting units, evaluating the appropriateness of management’s discounted cash flow projections, testing the completeness, accuracy, and relevance of underlying data used in the discounted cash flow projections, and evaluating the reasonableness of significant assumptions used by management, including the revenue growth rates, projected gross margins, discount rates, terminal growth rates, and exit earnings multiples. Evaluating management’s assumptions related to the revenue growth rates and projected gross margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow projections and certain significant assumptions, including the discount rates, terminal growth rates, and exit earnings multiples.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 14, 2020

We have served as the Company’s auditor since 1916.

Dana Incorporated
Consolidated Statement of Operations
(In millions, except per share amounts)

	2019	2018	2017
Net sales	$8,620	$8,143	$7,209
Costs and expenses
Cost of sales	7,489	6,986	6,143
Selling, general and administrative expenses	508	499	508
Amortization of intangibles	12	8	11
Restructuring charges, net	29	25	14
Impairment of goodwill and indefinite-lived intangible asset	(6)	(20)
Gain (loss) on disposal group held for sale		3	(27)
Pension settlement charges	(259)
Other expense, net	(25)	(29)	(16)
Earnings before interest and income taxes	292	579	490
Loss on extinguishment of debt	(9)		(19)
Interest income	10	11	11
Interest expense	122	96	102
Earnings before income taxes	171	494	380
Income tax expense (benefit)	(32)	78	283
Equity in earnings of affiliates	30	24	19
Net income	233	440	116
Less: Noncontrolling interests net income	13	13	10
Less: Redeemable noncontrolling interests net loss	(6)		(5)
Net income attributable to the parent company	$226	$427	$111

Net income per share available to common stockholders
Basic	$1.57	$2.94	$0.72
Diluted	$1.56	$2.91	$0.71

Weighted-average common shares outstanding
Basic	144.0	145.0	145.1
Diluted	145.1	146.5	146.9

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Comprehensive Income
(In millions)

	2019	2018	2017
Net income	$233	$440	$116
Other comprehensive income (loss), net of tax:
Currency translation adjustments	8	(63)	(14)
Hedging gains and losses	24	10	(30)
Investment and other gains and losses			2
Defined benefit plans	344	23	(6)
Other comprehensive income (loss)	376	(30)	(48)
Total comprehensive income	609	410	68
Less: Comprehensive income attributable to noncontrolling interests	(9)	(7)	(17)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	1	6	2
Comprehensive income attributable to the parent company	$601	$409	$53

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Balance Sheet
(In millions, except share and per share amounts)

	2019	2018
Assets
Current assets
Cash and cash equivalents	$508	$510
Marketable securities	19	21
Accounts receivable
Trade, less allowance for doubtful accounts of $9 in 2019 and 2018	1,103	1,065
Other	202	178
Inventories	1,193	1,031
Other current assets	137	102
Total current assets	3,162	2,907
Goodwill	493	264
Intangibles	240	164
Deferred tax assets	580	445
Other noncurrent assets	120	80
Investments in affiliates	182	208
Operating lease assets	178
Property, plant and equipment, net	2,265	1,850
Total assets	$7,220	$5,918

Liabilities and equity
Current liabilities
Short-term debt	$14	$8
Current portion of long-term debt	20	20
Accounts payable	1,255	1,217
Accrued payroll and employee benefits	206	186
Taxes on income	46	47
Current portion of operating lease liabilities	42
Other accrued liabilities	262	269
Total current liabilities	1,845	1,747
Long-term debt, less debt issuance costs of $28 in 2019 and $18 in 2018	2,336	1,755
Noncurrent operating lease liabilities	140
Pension and postretirement obligations	459	561
Other noncurrent liabilities	305	313
Total liabilities	5,085	4,376
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	167	100
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 143,942,539 and 144,663,403 shares outstanding	2	2
Additional paid-in capital	2,386	2,368
Retained earnings	622	456
Treasury stock, at cost (10,111,191 and 8,342,185 shares)	(150)	(119)
Accumulated other comprehensive loss	(987)	(1,362)
Total parent company stockholders' equity	1,873	1,345
Noncontrolling interests	95	97
Total equity	1,968	1,442
Total liabilities and equity	$7,220	$5,918
 The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Cash Flows
(In millions)

	2019	2018	2017
Operating activities
Net income	$233	$440	$116
Depreciation	322	260	220
Amortization	17	10	13
Amortization of deferred financing charges	6	4	5
Call premium on debt	7		15
Write-off of deferred financing costs	2		4
Earnings of affiliates, net of dividends received	(9)	(4)	(3)
Stock compensation expense	19	16	23
Deferred income taxes	(137)	(64)	179
Pension expense, net	211	3	(6)
Impairment of goodwill and indefinite-lived intangible asset	6	20
Gain on sale of subsidiaries			(3)
(Gain) loss on disposal group held for sale		(2)	27
Change in working capital	(17)	(113)	(8)
Change in other noncurrent assets and liabilities	(18)	(12)	(9)
Other, net	(5)	10	(19)
Net cash provided by operating activities	637	568	554
Investing activities
Purchases of property, plant and equipment	(426)	(325)	(393)
Acquisition of businesses, net of cash acquired	(668)	(153)	(185)
Proceeds from previous acquisition		9
Purchases of marketable securities	(33)	(37)	(35)
Proceeds from sales of marketable securities	6	15	1
Proceeds from maturities of marketable securities	29	37	27
Proceeds from sale of subsidiaries, net of cash disposed	1	(6)	3
Settlements of undesignated derivatives	(20)
Other, net	(12)	(2)	(1)
Net cash used in investing activities	(1,123)	(462)	(583)
Financing activities
Net change in short-term debt	(3)	(21)	(90)
Proceeds from long-term debt	975		676
Repayment of long-term debt	(423)	(13)	(640)
Call premium on debt	(7)		(15)
Deferred financing payments	(20)	(1)	(9)
Dividends paid to common stockholders	(58)	(58)	(35)
Distributions to noncontrolling interests	(19)	(42)	(12)
Sale of interest to noncontrolling shareholder	53
Contributions from noncontrolling interests	4	25
Payments to acquire redeemable noncontrolling interests		(43)
Repurchases of common stock	(25)	(25)
Other, net	2	(2)	5
Net cash provided by (used in) financing activities	479	(180)	(120)
Net decrease in cash, cash equivalents and restricted cash	(7)	(74)	(149)
Cash, cash equivalents and restricted cash - beginning of period	520	610	716
Effect of exchange rate changes on cash balances	5	(16)	43
Cash, cash equivalents and restricted cash - end of period	$518	$520	$610

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Consolidated Statement of Stockholders’ Equity
(In millions)

	Parent Company Stockholders'
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Loss	Parent Company Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2016	$—	$2	$2,327	$195	$(83)	$(1,284)	$1,157	$85	$1,242
Adoption of ASU 2016-16 tax adjustment, January 1, 2017				(179)			(179)		(179)
Net income				111			111	10	121
Other comprehensive loss						(58)	(58)	7	(51)
Common stock dividends ($0.24 per share)				(35)			(35)		(35)
Distributions to noncontrolling interests							—	(12)	(12)
Increase from business combination							—	12	12
Redeemable noncontrolling interests adjustment to redemption value				(6)			(6)		(6)
Purchase of noncontrolling interests							—	(1)	(1)
Stock compensation			27				27		27
Stock withheld for employees taxes					(4)		(4)		(4)
Balance, December 31, 2017	—	2	2,354	86	(87)	(1,342)	1,013	101	1,114
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018				2		(2)	—		—
Net income				427			427	13	440
Other comprehensive loss						(18)	(18)	(6)	(24)
Common stock dividends ($0.40 per share)			1	(59)			(58)		(58)
Distributions to noncontrolling interests							—	(42)	(42)
Purchase of noncontrolling interests			(9)				(9)	9	—
Purchase of redeemable noncontrolling interests			2				2		2
Contribution from noncontrolling interest							—	22	22
Common stock share repurchases					(25)		(25)		(25)
Stock compensation			20				20		20
Stock withheld for employees taxes					(7)		(7)		(7)
Balance, December 31, 2018	—	2	2,368	456	(119)	(1,362)	1,345	97	1,442
Adoption of ASU 2016-02 leases, January 1, 2019				(1)			(1)		(1)
Net income				226			226	13	239
Other comprehensive income						375	375	(4)	371
Common stock dividends ($0.40 per share)			1	(59)			(58)		(58)
Distributions to noncontrolling interests							—	(19)	(19)
Increase from business combination							—	8	8
Common stock share repurchases					(25)		(25)		(25)
Stock compensation			17				17		17
Stock withheld for employees taxes					(6)		(6)		(6)
Balance, December 31, 2019	$—	$2	$2,386	$622	$(150)	$(987)	$1,873	$95	$1,968

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated
Index to Notes to the Consolidated
Financial Statements

Notes to the Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1.  Organization and Summary of Significant Accounting Policies

General

Dana Incorporated (Dana) is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. As a global provider of high technology driveline (axles, driveshafts and transmissions); sealing and thermal-management products; and motors, power inverters, and control systems for electric vehicles, our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle, and off-highway markets.

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

During the fourth quarter of 2019, we reclassified certain expenses previously reported as selling, general and administrative expenses to cost of sales. The reclassification aligns the financial reporting of the recently acquired ODS operations with our classification of similar expenses. The reclassification was retrospectively applied by restating the first, second, third and fourth quarters of 2019. Reference is made to the Quarterly Results disclosure in Item 8 below. The impact on the consolidated financial statements for the prior periods presented was insignificant.

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

Leases — Our global lease portfolio represents leases of real estate, including manufacturing, assembly and office facilities, while the remainder represents leases of personal property, including manufacturing, material handling and IT equipment. We have lease agreements with lease and non-lease components, which are accounted for separately. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. Generally, we use our incremental borrowing rate in determining the present value of lease payments, unless there is a rate stated in the lease agreement.

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2019, the machinery and equipment component of property, plant and equipment includes $66 of our tooling related to long-term supply arrangements. Also at December 31, 2019, trade and other accounts receivable includes $38 of costs related to tooling that we have a contractual right to collect from our customers.

Goodwill — We test goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Goodwill impairment testing is performed at the reporting unit level, which is the operating segment in the case of our Off-Highway and Commercial Vehicle goodwill. We estimate the fair value of the reporting units using various valuation methodologies, including discounted cash flow projections and multiples of current earnings. In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected gross margins, discount rates, terminal growth rates, and exit earnings multiples. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge is recorded for the difference. See Note 4 for more information about goodwill.

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

Investments in affiliates — Investments in affiliates include investments accounted for under the equity and cost methods. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. Indicators include, but are not limited to, current economic and market conditions, operating performance of the affiliate, including current earnings trends and undiscounted cash flows, and other affiliate-specific information. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the excess of the investment's recorded carrying value over its fair value. The fair value determination, particularly for investments in privately-held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and determination of whether any identified impairment is other than temporary. See Note 23 for further information about our investment in affiliates.

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

Changes in the fair value of contracts not treated as cash flow hedges or as net investment hedges are recognized in other expense, net in the period in which those changes occur. Changes in the fair value of contracts treated as net investment hedges are recorded in the cumulative translation adjustment (CTA) component of OCI. Amounts recorded in CTA are deferred until such time as the investment in the associated subsidiary is substantially liquidated.

We may also use fixed-to-floating or floating-to-fixed interest rate swaps or other similar derivatives to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed-rate and variable-rate debt. As a fair value hedge of the underlying debt, changes in the fair values of the swap and the underlying debt are recorded in interest expense. No such fixed-to-floating or floating-to-fixed swaps were outstanding at December 31, 2019. See Note 16 for additional information.

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

Revenue recognition — Sales are recognized when products are shipped and risk of loss has transferred to the customer. We accrue for warranty costs, sales returns and other allowances based on experience and other relevant factors when sales are recognized. Adjustments are made as new information becomes available. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate governmental agencies. See Note 21 for additional information.

Foreign currency translation — The financial statements of subsidiaries and equity affiliates outside the U.S. located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which typically is the local currency. Transaction gains and losses resulting from translating assets and liabilities of these entities into the functional currency are included in other expense, net or in equity in earnings of affiliates. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange, while assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred and included as a component of AOCI in stockholders’ equity. For operations whose functional currency is the U.S. dollar, nonmonetary assets are translated into U.S. dollars at historical exchange rates and monetary assets are translated at current exchange rates.

Effective July 1, 2018, we accounted for Argentina as a highly inflationary economy, as the three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018 we began to remeasure the financial statements of our Argentine subsidiaries as if their functional currency was the U.S. dollar.

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

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Salaries, fringes and occupancy costs, including building, utility and overhead costs, comprise the vast majority of these expenses and are expensed as incurred. Research and development expenses were $112, $103 and $102 in 2019, 2018 and 2017.

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

During the fourth quarter of 2019 we adopted ASU 2017-04, Goodwill – Simplifying the Test for Goodwill Impairment, guidance which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill impairment test. The new guidance quantifies goodwill impairment as the amount by which the carrying amount of a reporting unit, including goodwill, exceeds its fair value, with the impairment loss limited to the total amount of goodwill allocated to that reporting unit. We performed our annual goodwill impairment tests as of October 31, 2019 in accordance with ASU 2017-04. See Note 4 for more information about goodwill and the results of our annual impairment tests.

We also adopted the following standard during 2019, which did not have a material impact on our financial statements or financial statement disclosures:

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

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. This guidance is intended to simplify various aspects of income tax accounting including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance becomes effective January 1, 2021 and early adoption is permitted. Adoption of this guidance requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Credit Losses – Measurement of Credit Losses on Financial Instruments, new guidance for the accounting for credit losses on certain financial instruments. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. This guidance, which becomes effective January 1, 2020, will not have a material impact on our consolidated financial statements.

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

Hydro-Québec Relationship — On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in S.M.E. S.p.A. (SME) and increasing its existing indirect 22.5% noncontrolling interest in Prestolite E-Propulsion Systems (Beijing) Limited (PEPS) to 45%. We received $65 at closing, consisting of $53 of cash and a note receivable of $12. The note is payable in five years and bears annual interest of 5%. Dana will continue to consolidate SME and PEPS as the governing documents continue to provide Dana with a controlling financial interest in these subsidiaries. See Note 10 for additional information. See below for a discussion of Dana's acquisitions of PEPS, SME and TM4.

Prestolite E-Propulsion Systems (Beijing) Limited — On June 6, 2019, we acquired Prestolite Electric Beijing Limited's (PEBL) 50% ownership interest in PEPS. PEPS manufactures and distributes electric mobility solutions, including electric motors, inverters, and generators for commercial vehicles and heavy machinery. PEPS has a state-of-the-art facility in China, enabling us to expand motor and inverter manufacturing capabilities in the world's largest electric-mobility market. The acquisition of PEBL's interest in PEPS, along with our existing ownership interest in PEPS through our TM4 subsidiary, provides us with a 100% ownership interest and a controlling financial interest in PEPS. We recognized a $2 gain to other expense, net on the required remeasurement of our previously held equity method investment in PEPS to fair value. See Hydro-Québec relationship discussion above for details of the subsequent change in our ownership interest in PEPS.

We paid $50 at closing using cash on hand. The purchase consideration and related provisional allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Purchase consideration paid at closing	$50
Fair value of previously held equity method investment	45
Total purchase consideration	$95

Cash and cash equivalents	$2
Accounts receivable - Trade	17
Inventories	9
Goodwill	63
Intangibles	10
Property, plant and equipment	2
Accounts payable	(4)
Other accrued liabilities	(3)
Other noncurrent liabilities	(1)
Total purchase consideration allocation	$95

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

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce and is not deductible for tax purposes. We used a combination of the discounted cash flow method, an income approach, and the guideline public company method, a market approach, to value our previously held equity method investment in PEPS. The fair value assigned to intangibles includes $10 allocated to customer relationships. We used the multi-period excess earnings method, an income approach, to value customer relationships. The customer relationships intangible asset is being amortized on a straight-line basis over seven years.

The results of operations of the business are reported in our Commercial Vehicle operating segment from the date of acquisition. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented. PEPS had an insignificant impact on our consolidated results of operations during 2019.

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

We paid $626 at closing which was funded primarily through debt proceeds. See Note 15 for additional information. The purchase consideration and related allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Purchase consideration paid at closing	$626
Less purchase consideration to be recovered for indemnified matters	(11)
Total purchase consideration	$615

Cash and cash equivalents	$76
Accounts receivable - Trade	150
Accounts receivable - Other	15
Inventories	190
Other current assets	16
Goodwill	92
Intangibles	58
Deferred tax assets	27
Other noncurrent assets	1
Investments in affiliates	7
Operating lease assets	4
Property, plant and equipment	333
Current portion of long-term debt	(2)
Accounts payable	(151)
Accrued payroll and employee benefits	(37)
Current portion of operating lease liabilities	(1)
Taxes on income	(5)
Other accrued liabilities	(61)
Long-term debt	(8)
Pension and postretirement obligations	(49)
Noncurrent operating lease liabilities	(2)
Other noncurrent liabilities	(30)
Noncontrolling interests	(8)
Total purchase consideration allocation	$615

The valuation of current and deferred income tax assets and liabilities and certain non-income tax liabilities are provisional and subject to change as these amounts are finalized in the first quarter of 2020. Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce and is not deductible for tax purposes. The fair values assigned to intangibles includes $11 allocated to developed technology, $13 allocated to trademarks and trade names and $34 allocated to customer relationships. Various valuation techniques were used to determine the fair value of the intangible assets, with the primary techniques being forms of the income approach, specifically, the relief-from-royalty and excess earnings valuation methods, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, Dana is required to make estimates and assumptions about sales, operating margins, growth rates, customer attrition rates, royalty rates and discount rates based on anticipated future cash flows and marketplace data. We used a replacement cost method to value fixed assets. The developed technology, trademarks and trade names and customer relationship intangible assets are being amortized on a straight-line basis over seven, ten and twelve years, respectively. Property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from three to twenty-five years.

The results of operations of the business are primarily reported in our Off-Highway and Commercial Vehicle operating segments. Transaction related expenses associated with completion of the acquisition totaling $13 were charged to other expense, net. During 2019, the business contributed sales of $630.

The following unaudited pro forma information has been prepared as if the ODS acquisition and the related debt financing had occurred on January 1, 2018.

	2019	2018
Net sales	$8,765	$9,013
Net income	$273	$425

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

SME — On January 11, 2019, we acquired a 100% ownership interest in SME. SME designs, engineers, and manufactures low-voltage AC induction and synchronous reluctance motors, inverters, and controls for a wide range of off-highway electric vehicle applications, including material handling, agriculture, construction, and automated-guided vehicles. The addition of SME's low-voltage motors and inverters, which are primarily designed to meet the evolution of electrification in off-highway equipment, significantly expands Dana's electrified product portfolio. See Hydro-Québec relationship discussion above for details of the subsequent change in our ownership interest in SME.

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

Total purchase consideration	$88

Accounts receivable - Trade	$4
Accounts receivable - Other	1
Inventories	8
Goodwill	68
Intangibles	24
Property, plant and equipment	5
Short-term debt	(8)
Accounts payable	(6)
Accrued payroll and employee benefits	(1)
Other accrued liabilities	(1)
Other noncurrent liabilities	(6)
Total purchase consideration allocation	$88

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce and is not deductible for tax purposes. The fair values assigned to intangibles include $15 allocated to developed technology and $9 allocated to customer relationships. We used the relief from royalty method, an income approach, to value developed technology. We used the multi-period excess earnings method, an income approach, to value customer relationships. We used a replacement cost method to value fixed assets. The developed technology and customer relationship intangible assets are being amortized on a straight-line basis over twelve and ten years, respectively, and property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from one to twenty years.

The results of operations of the business are reported in our Off-Highway operating segment from the date of acquisition. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented. During 2019, the business contributed sales of $21.

TM4 — On June 22, 2018, we acquired a 55% ownership interest in TM4 Inc. (TM4) from Hydro-Québec. TM4 designs and manufactures motors, power inverters, and control systems for electric vehicles, offering a complementary portfolio to Dana's electric gearboxes and thermal-management technologies for batteries, motors, and inverters. The transaction establishes Dana as the only supplier with full e-Drive design, engineering, and manufacturing capabilities – offering electro-mechanical propulsion solutions to each of its end markets. The transaction further strengthens Dana's position in China, the world's fastest-growing market for electric vehicles. The terms of the agreement provide Hydro-Québec with the right to put all, and not less than all, of its shares in TM4 to Dana at fair value any time after June 22, 2021, see Note 10 for additional information. TM4 owns a 50% interest in PEPS, a joint venture in China with PEBL, which offers electric mobility solutions throughout China and Asia. See discussion of Dana's subsequent acquisition of PEBL's 50% interest in PEPS above.

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

On August 8, 2018, we entered into an agreement to acquire Interfind S.p.A.'s, formerly Brevini Group S.p.A., remaining 20% ownership interests in BFP and BPT and to settle all claims between the parties. We paid $43 to acquire Interfind S.p.A.'s remaining ownership interests and received $10 in settlement of all pending and future claims. See Note 10 for additional information.

Note 3.  Disposal Groups and Divestitures

Disposal group — In December 2017, we entered into an agreement to divest our Brazil suspension components business (the disposal group) for no consideration to an unaffiliated company. The results of operations of the Brazil suspension components business are reported within our Commercial Vehicle operating segment. To effectuate the sale, Dana was obligated to contribute $10 of additional cash to the business prior to closing. We classified the disposal group as held for sale at December 31, 2017, recognizing a $27 loss to adjust the carrying value of the net assets to fair value and to recognize the liability for the additional cash required to be contributed to the business prior to closing. During the first quarter of 2018, we made the required cash contribution to the disposal group. After being unable to complete the transaction with the counterparty to the December 2017 agreement, we entered into an agreement with another third party in June 2018. The transaction with the new counterparty closed in July 2018 and we received cash proceeds of $2. We reversed $3 of the previously recognized $27 pre-tax loss, inclusive of the proceeds received in July 2018, during the second quarter of 2018.

Note 4.  Goodwill and Other Intangible Assets

Goodwill —The increase in the carrying amount of goodwill in 2019 was due to the acquisitions of Nordresa, PEPS, ODS and SME and currency fluctuation. As a result of our annual goodwill impairment test performed in the fourth quarter of 2019, we concluded that the goodwill resulting from the acquisition of Magnum Gaskets in 2016 was unrecoverable. Accordingly, a full impairment charge of $6 was recorded for the year ended December 31, 2019. The estimated fair value of our Off-Highway and Commercial Vehicle reporting units were greater than their carrying values at October 31, 2019. The change in the carrying amount of goodwill in 2018 was due to the acquisition of a 55% interest in TM4 and currency fluctuation. See Note 2 for additional information on recent acquisitions.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2017	$3	$8	$110	$6	$127
Acquisitions		148			148
Currency impact		(6)	(5)		(11)
Balance, December 31, 2018	3	150	105	6	264
Acquisition		74	160		234
Impairment				(6)	(6)
Currency impact		4	(3)		1
Balance, December 31, 2019	$3	$228	$262	$—	$493

Non-amortizable intangible assets — Our non-amortizable intangible assets include a portion of our trademarks and trade names. Non-amortizable trademarks and trade names consist of the Dana®, Spicer® and TM4® trademarks and trade names utilized in our Commercial Vehicle and Off-Highway segments. We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the two years ended December 31, 2019 in connection with the required annual assessment for trademarks and trade names.

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

Amortizable intangible assets — Our amortizable intangible assets include core technology, customer relationships and a portion of our trademarks and trade names. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income. Amortizable trademarks and trade names includes the GrazianoTM, Fairfield® and Brevini® trademarks and trade names utilized in our Off-Highway segment.

These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows. We use our internal forecasts, which we update quarterly, to develop our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. Our valuation is applied over the life of the primary assets within the asset groups. If the undiscounted cash flows do not indicate that the carrying amount of the asset group is recoverable, an impairment charge is recorded if the carrying amount of the asset group exceeds its fair value based on discounted cash flow analyses or appraisals. There were no impairments recorded during the two years ended December 31, 2019.

Components of other intangible assets —

		December 31, 2019			December 31, 2018
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$133	$(94)	$39	$107	$(89)	$18
Trademarks and trade names	13	30	(6)	24	16	(4)	12
Customer relationships	8	509	(407)	102	460	(400)	60
Non-amortizable intangible assets
Trademarks and trade names		75		75	74		74
Used in research and development activities				—	20	(20)	—
		$747	$(507)	$240	$677	$(513)	$164

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at December 31, 2019 were as follows: Light Vehicle – $25, Commercial Vehicle – $62, Off-Highway – $145 and Power Technologies – $8.

Amortization expense related to amortizable intangible assets —

	2019	2018	2017
Charged to cost of sales	$5	$2	$2
Charged to amortization of intangibles	12	8	11
Total amortization	$17	$10	$13

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on December 31, 2019 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2020	2021	2022	2023	2024
Amortization expense	$18	$17	$17	$17	$17

Note 5.  Restructuring of Operations

Our restructuring activities have historically included rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations and reducing overhead costs. In recent years, our focus has been primarily headcount reduction initiatives to reduce operating costs, including actions taken at acquired businesses to rationalize cost structures and achieve operating synergies. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs, including certain operating costs of facilities that we are in the process of closing.

Restructuring charges of $29 in 2019 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

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

Accrued restructuring costs and activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance, December 31, 2016	$32	$6	$38
Charges to restructuring	16	6	22
Adjustments of accruals	(8)		(8)
Cash payments	(21)	(7)	(28)
Currency impact	2		2
Balance, December 31, 2017	21	5	26
Charges to restructuring	28	4	32
Adjustments of accruals	(7)		(7)
Cash payments	(16)	(5)	(21)
Currency impact	(1)		(1)
Balance, December 31, 2018	25	4	29
Charges to restructuring	21	10	31
Adjustments of accruals	(2)		(2)
Cash payments	(31)	(9)	(40)
Currency impact			—
Lease cease-use reclassification		(4)	(4)
Balance, December 31, 2019	$13	$1	$14

At December 31, 2019, accrued employee termination benefits include costs to reduce approximately 200 employees over the next year.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at December 31, 2019.

	Expense Recognized			Future Cost to Complete
	Prior to 2019	2019	Total to Date
Commercial Vehicle	$35	$4	$39	$4

The future cost to complete primarily includes exit costs through 2021, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.
Note 6.  Inventories

Inventory components at December 31 —

	2019	2018
Raw materials	$470	$433
Work in process and finished goods	787	649
Inventory reserves	(64)	(51)
Total	$1,193	$1,031

Note 7.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2019	2018
Other current assets:
Prepaid expenses	$109	$76
Other	28	26
Total	$137	$102

Other noncurrent assets:
Contract asset	$37	$25
Prepaid expenses	3	3
Deferred financing costs	6	4
Pension assets, net of related obligations	4	3
Other	70	45
Total	$120	$80

Property, plant and equipment, net:
Land and improvements to land	$223	$207
Buildings and building fixtures	621	552
Machinery and equipment	3,355	2,817
Finance lease right-of-use assets	41
Total cost	4,240	3,576
Less: accumulated depreciation	(1,975)	(1,726)
Net	$2,265	$1,850

Other accrued liabilities (current):
Non-income taxes payable	$65	$53
Accrued interest	11	13
Warranty reserves	36	34
Deferred income	6	6
Work place injury costs	5	5
Restructuring costs	14	26
Payable under forward contracts	5	11
Environmental	5	5
Other expense accruals	115	116
Total	$262	$269

Other noncurrent liabilities:
Income tax liability	$47	$48
Interest rate swap market valuation	71	118
Deferred income tax liability	40	28
Work place injury costs	17	19
Warranty reserves	65	41
Restructuring costs		3
Other noncurrent liabilities	65	56
Total	$305	$313

Cash, cash equivalents and restricted cash at —

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$508	$510	$603	$707
Restricted cash included in other current assets	6	7	3	5
Restricted cash included in other noncurrent assets	4	3	4	4
Total cash, cash equivalents and restricted cash	$518	$520	$610	$716

Supplemental cash flow information —

	2019	2018	2017
Change in working capital:
Change in accounts receivable	$134	$(113)	$(141)
Change in inventories	35	(110)	(146)
Change in accounts payable	(96)	97	234
Change in accrued payroll and employee benefits	(21)	(28)	53
Change in accrued income taxes	(19)	(3)	26
Change in other current assets and liabilities	(50)	44	(34)
Net	$(17)	$(113)	$(8)

Cash paid during the period for:
Interest	$117	$90	$104
Income taxes	125	145	87
Noncash investing and financing activities:
Purchases of property, plant and equipment held in accounts payable	$71	$91	$86
Stock compensation plans	17	18	17
Noncash dividends declared	1	1

Note 8. Leases

Our leases generally have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 10 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides a summary of the location and amounts related to finance leases recognized in the consolidated balance sheet. Short-term lease costs were insignificant as of December 31, 2019.

	Classification	2019
Finance lease right-of-use assets	Property, plant and equipment, net	$41
Finance lease liabilities	Current portion of long-term debt	5
Finance lease liabilities	Long-term debt	24

Components of lease expense —

2019
Operating lease cost	$50
Finance lease cost:
Amortization of right-of-use assets	$3
Interest on lease liabilities	1
Total finance lease cost	$4

Supplemental cash flow information related to leases —

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50
Operating cash flows from finance leases	1
Financing cash flows from finance leases	3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24
Finance leases	13

Supplemental balance sheet information related to leases —

2019
Weighted-average remaining lease term (years):
Operating leases	6
Finance leases	9
Weighted-average discount rate:
Operating leases	6.0%
Finance leases	4.0%

Maturities —

	Operating Leases	Finance Leases
2020	$50	$5
2021	42	5
2022	32	5
2023	24	4
2024	19	2
Thereafter	46	13
Total lease payments	213	34
Less: interest	31	5
Present value of lease liabilities	$182	$29

Disclosures related to periods prior to adoption of ASU 2016-02 —

Cash obligations under future minimum rental commitments under operating leases as of December 31, 2018 are shown in the table below. Operating lease commitments are primarily related to facilities.

	2019	2020	2021	2022	2023	Thereafter	Total
Lease commitments	$57	$41	$35	$27	$21	$64	$245

Note 9.  Stockholders' Equity

Preferred Stock

We are authorized to issue 50,000,000 of Dana preferred stock, par value $0.01 per share. There were no preferred shares outstanding at December 31, 2019 or 2018.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At December 31, 2019, there were 154,053,730 shares of our common stock issued and 143,942,539 shares outstanding, net of 10,111,191 in treasury shares. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our stock compensation plan in addition to share repurchases noted below.

Our Board of Directors declared a quarterly cash dividend of ten cents per share of common stock in each quarter of 2019. Aggregate 2019 declared dividends total $59 and paid cash dividends total $58. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On December 11, 2019 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2021. Under the existing program, we spent $25 to repurchase 1,432,275 shares of our common stock during the first quarter of 2019 through open market transactions. Approximately $150 remained available under the program for future share repurchases as of December 31, 2019.

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

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(646)	$(34)	$—	$(604)	$(1,284)
Other comprehensive income (loss):
Currency translation adjustments	(22)				(22)
Holding loss on net investment hedge	(2)				(2)
Holding gains and losses		(162)	1		(161)
Reclassification of amount to net income (a)		128			128
Net actuarial losses				(28)	(28)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				31	31
Tax (expense) benefit		4	1	(9)	(4)
Other comprehensive income (loss)	(24)	(30)	2	(6)	(58)
Balance, December 31, 2017	(670)	(64)	2	(610)	(1,342)
Other comprehensive income (loss):
Currency translation adjustments	(48)				(48)
Holding loss on net investment hedge	(3)				(3)
Holding gains and losses		66			66
Reclassification of amount to net income (a)		(56)			(56)
Net actuarial losses				(8)	(8)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				34	34
Other				2	2
Tax expense				(5)	(5)
Other comprehensive income (loss)	(51)	10	—	23	(18)
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018			(2)		(2)
Balance, December 31, 2018	(721)	(54)	—	(587)	(1,362)
Other comprehensive income (loss):
Currency translation adjustments	8				8
Holding gains and losses		58			58
Reclassification of amount to net income (a)		(33)			(33)
Net actuarial gains				71	71
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				286	286
Tax expense	(1)	(1)		(13)	(15)
Other comprehensive income	7	24	—	344	375
Balance, December 31, 2019	$(714)	$(30)	$—	$(243)	$(987)

___________________________________________________
Notes:

(a)
For 2019 and 2018, realized gains and losses from currency-related forward contracts associated with forecasted transactions or from other derivative instruments treated as cash flow hedges are reclassified from AOCI into the same line item in the consolidated statement of operations in which the underlying forecasted transaction or other hedged item is recorded. See Note 16 for additional details. For 2017, reclassifications from AOCI were included in other expense, net.

(b)	See Note 13 for additional details.

Note 10. Redeemable Noncontrolling Interests

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

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. During 2017 there was a $6 adjustment to reflect a redemption value in excess of carrying value. See Note 11 for additional information.

Reconciliation of changes in redeemable noncontrolling interests —

	2019	2018
Balance, beginning of period	$100	$47
Initial fair value of redeemable noncontrolling interests of acquired businesses		102
Capital contribution from redeemable noncontrolling interest	4	3
Purchase of redeemable noncontrolling interest		(46)
Sale of redeemable noncontrolling interest	64
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(6)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	5	(6)
Balance, end of period	$167	$100

Note 11.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2019	2018	2017
Net income attributable to the parent company	$226	$427	$111
Less: Redeemable noncontrolling interests adjustment to redemption value			(6)
Net income available to common stockholders - Numerator basic and diluted	$226	$427	$105

Denominator:
Weighted-average common shares outstanding - Basic	144.0	145.0	145.1
Employee compensation-related shares, including stock options	1.1	1.5	1.8
Weighted-average common shares outstanding - Diluted	145.1	146.5	146.9

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million, 0.2 million and 0.1 million CSEs from the calculations of diluted earnings per share for the years 2019, 2018 and 2017 as the effect of including them would have been anti-dilutive.

Note 12.  Stock Compensation

2017 Omnibus Incentive Plan

The 2017 Omnibus Incentive Plan (the Plan) authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and performance share units (PSUs) through April 2027. Cash-settled awards do not count against the maximum aggregate number. At December 31, 2019, there were 4.4 million shares available for future grants. Shares of common stock to be issued under the Plan are made available from authorized and unissued Dana common stock.

Award activity — (shares in millions)

	Options		SARs		RSUs		PSUs
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Grant-Date Fair Value*	Shares	Grant-Date Fair Value*
December 31, 2018	0.7	$15.33	0.1		1.8	$20.06	0.5	$22.45
Granted					1.0	17.08	0.4	16.17
Exercised or vested	(0.1)	4.80			(0.7)	14.66	(0.2)	18.63
Forfeited or expired					(0.1)	20.49
December 31, 2019	0.6	16.13	0.1	$16.27	2.0	20.56	0.7	19.99
* Weighted-average per share

	2019	2018	2017
Total stock compensation expense	$19	$16	$23
Total grant-date fair value of awards vested	16	16	17
Cash received from exercise of stock options		2	10
Cash paid to settle SARs and RSUs	2	2	4
Intrinsic value of stock options and SARs exercised	1	3	8
Intrinsic value of RSUs and PSUs vested	17	18	20

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For options and SARs, we use an option-pricing model to estimate fair value. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $3 and $2 for cash-settled awards at December 31, 2019 and 2018. During 2019 we issued 0.7 million and 0.2 million shares of common stock based on vesting of RSUs and PSUs. At December 31, 2019, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $22. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Stock options and stock appreciation rights — The exercise price of each option or SAR equals the closing market price of our common stock on the date of grant. Options and SARs generally vest over three years and their maximum term is ten years. Shares issued upon the exercise of options are recorded as common stock and additional paid-in capital at the option price. SARs are settled in cash for the difference between the market price on the date of exercise and the exercise price. We have not granted stock options or SARs since 2013. All outstanding awards are fully vested and exercisable. At December 31, 2019, the outstanding awards have an aggregate intrinsic value of $1 and a weighted-average remaining contractual life of 2.2 years.

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

Under the 2019, 2018 and 2017 annual incentive programs, participants were eligible to receive cash awards based on achieving earnings and cash flow performance goals. Our 2017 long-term incentive program had a performance-based cash component which had a three-year contractual vesting period. The vesting of the 2017 award was based on achieving a return on invested capital target measured on an average basis over the contractual period. The 2017 award also has a component that was based on achieving a margin target in the third year of the program that was established at the grant date. We accrued $27, $33 and $77 of expense in 2019, 2018 and 2017 for the expected cash payments under these programs.

Note 13.  Pension and Postretirement Benefit Plans

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

Components of net periodic benefit cost (credit) and other amounts recognized in OCI —

	Pension Benefits
	2019		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$40	$8	$43	$7	$51	$7
Expected return on plan assets	(51)	(3)	(71)	(3)	(82)	(3)
Service cost		8		7		7
Amortization of net actuarial loss	22	6	28	6	23	7
Settlement charge	256	3
Termination benefit						1
Curtailment		(1)
Other				2
Net periodic benefit cost (credit)	267	21	—	19	(8)	19

Recognized in OCI:
Amount due to net actuarial (gains) losses	(107)	33	11	4	22	4
Reclassification adjustment for net actuarial losses in net periodic benefit cost	(278)	(9)	(28)	(6)	(23)	(7)
Curtailment						(1)
Other				(2)
Total recognized in OCI	(385)	24	(17)	(4)	(1)	(4)
Net recognized in benefit cost (credit) and OCI	$(118)	$45	$(17)	$15	$(9)	$15

	OPEB
	2019		2018	2017
	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$—	$3	$3	$3
Service cost			1	1
Amortization of net actuarial gain		(1)
Net periodic benefit cost	—	2	4	4

Recognized in OCI:
Amount due to net actuarial (gains) losses	1	2	(7)	2
Reclassification adjustment for net actuarial gain in net periodic benefit cost		1
Total recognized in OCI	1	3	(7)	2
Net recognized in benefit cost (credit) and OCI	$1	$5	$(3)	$6

Our U.S. defined benefit pension plans are frozen and no additional service cost is being accrued. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into benefit cost in 2020 is $11 for our U.S. plans and $9 for our non-U.S. plans. We use the corridor approach for purposes of systematically amortizing deferred gains or losses as a component of net periodic benefit cost into the income statement in future reporting periods. The amortization period used is generally the average remaining service period of active participants in the plan unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of the inactive participants. No portion of the estimated net actuarial gain related to OPEB plans will be amortized from AOCI into benefit cost in 2020.

In October 2017, upon authorization by the Dana Board of Directors, we commenced the process of terminating one of our U.S. defined benefit pension plans. During the second quarter of 2019, payments were made from plan assets to those plan participants that elected to take the lump-sum payout option. In June 2019, we entered into (a) a definitive commitment agreement by and among Dana, Athene Annuity and Life Company (Athene) and State Street Global Advisors, as independent fiduciary to the plan, and (b) a definitive commitment agreement by and among Dana, Companion Life Insurance Company (Companion) and State Street Global Advisors, as independent fiduciary to the plan. Pursuant to the definitive commitment agreements, the plan purchased group annuity contracts that irrevocably transferred to the insurance companies the remaining future pension benefit obligations of the plan. Plan participant’s benefits are unchanged as a result of the termination. We contributed $59 to the plan prior to the purchase of the group annuity contracts. The purchase of group annuity contracts was then funded directly by the assets of the plan in June 2019. By irrevocably transferring the obligations to Athene and Companion, we reduced our unfunded pension obligation by approximately $165 and recognized a pre-tax pension settlement charge of $256 in 2019.

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits				OPEB
	2019		2018		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$1,501	$364	$1,730	$377	$—	$83	$99
Interest cost	40	8	43	7		3	3
Service cost		8		7			1
Actuarial (gain) loss	13	41	(148)	7	1	2	(7)
Benefit payments	(90)	(14)	(124)	(14)	(1)	(4)	(5)
Acquisitions	161	25			3
Settlements	(853)	(13)		(2)
Curtailment		(1)
Translation adjustments		(6)		(18)		4	(8)
Obligation at end of period	$772	$412	$1,501	$364	$3	$88	$83

	Pension Benefits				OPEB
	2019		2018		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$1,301	$71	$1,513	$71	$—	$—	$—
Actual return on plan assets	171	11	(88)	6
Employer contributions	59	17		16	1	4	5
Benefit payments	(90)	(14)	(124)	(14)	(1)	(4)	(5)
Settlements	(853)	(13)		(2)
Acquisitions	136	7
Translation adjustments		(1)		(6)
Fair value at end of period	$724	$78	$1,301	$71	$—	$—	$—

Funded status at end of period	$(48)	$(334)	$(200)	$(293)	$(3)	$(88)	$(83)

Amounts recognized in the balance sheet —

	Pension Benefits				OPEB
	2019		2018		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$—	$4	$—	$3	$—	$—	$—
Current liabilities		(13)		(13)		(5)	(5)
Noncurrent liabilities	(48)	(325)	(200)	(283)	(3)	(83)	(78)
Net amount recognized	$(48)	$(334)	$(200)	$(293)	$(3)	$(88)	$(83)

Amounts recognized in AOCI —

	Pension Benefits				OPEB
	2019		2018		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.
Amounts recognized in AOCI:
Net actuarial loss (gain)	$157	$108	$542	$84	$1	$(12)	$(15)
AOCI before tax	157	108	542	84	1	(12)	(15)
Deferred taxes	13	(28)	(6)	(22)		4	4
Net	$170	$80	$536	$62	$1	$(8)	$(11)

The 2019 actuarial gain of $107 on the U.S plans was largely the result of the actual return on assets exceeding the expected asset return.

The 2018 actuarial loss of $11 on the U.S plans was largely the result of the expected return on assets exceeding the actual asset return. Additionally, a custom mortality table was developed during 2018 using our historical mortality experience. These custom mortality tables are projected generationally from 2015 using the Society of Actuaries projection scale, MP-2019, modified to use a 0.75% long-term improvement rate, being attained in 2027.

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$15	$17	$14	$15
Projected benefit obligation	15	17	14	16
Fair value of plan assets	16	21	15	19
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	$757	$363	$1,487	$322
Projected benefit obligation	757	395	1,487	348
Fair value of plan assets	708	57	1,286	52

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2019
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$39	$39	$—	$—	$—	$—	$—	$—
U.S. large cap	28				28
EAFE composite	19				19
Emerging markets	9				9
Fixed income securities:
Corporate bonds	492		186		306
U.S. Treasury strips	37		37
Non-U.S. government securities	21						21
Emerging market debt	11				11
Alternative investments:
Insurance contracts (d)	50			4				46
Real estate	20				20
Other	11						11
Cash and cash equivalents	65		65
Total	$802	$39	$288	$4	$393	$—	$32	$46

		Fair Value Measurements at December 31, 2018
		U.S.			Non-U.S.
Asset Category	Total	Level 1	Level 2	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$35	$35	$—	$—	$—	$—	$—
U.S. large cap	43			43
U.S. small cap	4	4
EAFE composite	41			41
Emerging markets	28			28
Fixed income securities:
U.S. bonds (c)	33		33
Corporate bonds	814		616	198
U.S. Treasury strips	115		115
Non-U.S. government securities	25					25
Emerging market debt	48			48
Alternative investments:
Insurance contracts (d)	35						35
Real estate	21			21
Other	10					10
Cash and cash equivalents	120		119			1
Total	$1,372	$39	$883	$379	$—	$36	$35
________________________________
Notes:

(a)	Certain assets are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

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

(d)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

	2019	2019	2018
	U.S.	Non-U.S.	Non-U.S.
Reconciliation of Level 3 Assets	Insurance Contracts	Insurance Contracts	Insurance Contracts
Fair value at beginning of period	$—	$35	$33
Actual gains relating to assets still held at the reporting date		7	4
Purchases, sales and settlements	4	5	(1)
Currency impact		(1)	(1)
Fair value at end of period	$4	$46	$35

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

The allocations among portfolios are adjusted as needed to meet changing objectives and constraints and to manage the risk of adverse changes in the unfunded positions of our plans. At December 31, 2019, the U.S. plans had targets of 20% for the Growth Portfolio (U.S. and non-U.S. equities, high-yield fixed income, real estate, emerging market debt and cash), 78% for the Immunizing Portfolio (long duration U.S. Treasury strips, corporate bonds and cash) and 2% for the Liquidity Portfolio (cash and short-term securities). The assets held at December 31, 2019 by the U.S. plans were invested 20% in the Growth Portfolio, 77% in the Immunizing Portfolio and 3% in the Liquidity Portfolio.

Significant assumptions — The significant weighted-average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2019		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	3.21%	1.72%	4.22%	2.42%	3.55%	2.25%
Net periodic benefit cost:
Discount rate	3.41%	2.50%	2.56%	2.54%	3.24%	2.34%
Rate of compensation increase	N/A	3.28%	N/A	3.21%	N/A	3.33%
Expected return on plan assets	6.00%	4.61%	6.00%	4.66%	6.00%	5.92%

The pension plan discount rate assumptions are evaluated annually in consultation with our outside actuarial advisers. Long-term interest rates on high quality corporate debt instruments are used to determine the discount rate. For our largest plans, discount rates are developed using a discounted bond portfolio analysis, with appropriate consideration given to defined benefit payment terms and duration of the liabilities. In the above table, the discount rate used to determine U.S. pension obligations at the end of 2017 and 2018 does not consider the terminated plan which had an implied discount rate of 3.46%.

For pension and other postretirement benefit plans that utilize a full yield curve approach to estimate the interest and service components of net periodic benefit cost, we apply the specific spot rates along the yield curve used in the most recent remeasurement of the benefit obligation to the relevant projected cash flows. We believe this method improves the correlation between the projected cash flows and the corresponding interest rates and provides a more precise measurement of interest and service costs. Since the remeasurement of total benefit obligations is not affected, the resulting reduction in periodic benefit cost is offset by an increase in the actuarial loss.

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 5.00% expected return on asset assumption for 2020 for our U.S. plans.

The significant weighted-average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2019		2018	2017
	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	3.37%	3.10%	3.71%	3.41%
Net periodic benefit cost:
Discount rate	4.08%	3.76%	3.42%	3.70%
Initial health care cost trend rate	N/A	4.22%	4.12%	5.07%
Ultimate health care cost trend rate	N/A	4.93%	5.10%	5.07%
Year ultimate reached	N/A	2023	2023	2018

The discount rate selection process was similar to the process used for the pension plans. Assumed health care cost trend rates have a significant effect on the health care obligation. To determine the trend rates, consideration is given to the plan design, recent experience and health care economics.

A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2019:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on OPEB obligations	9	(8)

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the following five-year period are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	U.S.	Non-U.S.
2020	$52	$19	$—	$5
2021	52	15		5
2022	52	17		5
2023	51	17		5
2024	50	20		5
2025 to 2029	236	103	1	24
Total	$493	$191	$1	$49

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. Projected contributions to be made during 2020 to the defined benefit pension plans are $1 for our U.S. plans and $16 for our non-U.S. plans.

Multi-employer pension plans — We participate in the Steelworkers Pension Trust (SPT) multi-employer pension plan which provides pension benefits to certain of our U.S. employees represented by the United Steelworkers and United Automobile Workers unions. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreements expire August 18, 2021. The trustees of the SPT have provided us with the latest data available for the plan year ended December 31, 2019. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers as a result of our participation in the plan.

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

	Employer Identification Number/ Plan Number	PPA Zone Status		Funding Plan Pending/ Implemented	Contributions by Dana			Surcharge Imposed
Pension Fund		2019	2018		2019	2018	2017
SPT	23-6648508 / 499	Green	Green	No	$13	$12	$11	No

Note 14.  Marketable Securities

	2019			2018
	Cost	Unrealized Gains (Losses)	Fair Value	Cost	Unrealized Gains (Losses)	Fair Value
U.S. government securities	$—	$—	$—	$2	$—	$2
Corporate securities			—	4		4
Certificates of deposit	19		19	15		15
Total marketable securities	$19	$—	$19	$21	$—	$21

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities are primarily debt securities. Certificates of deposit maturing in one year or less total $19 at December 31, 2019.

Note 15.  Financing Agreements

Long-term debt at December 31 —

	Interest Rate		2019	2018
Senior Notes due September 15, 2023	6.000%		$—	$300
Senior Notes due December 15, 2024	5.500%		425	425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	375	375
Senior Notes due November 15, 2027	5.375%		300	—
Term Facility A			474	265
Term Facility B			349	—
Other indebtedness			61	28
Debt issuance costs			(28)	(18)
			2,356	1,775
Less: Current portion of long-term debt			20	20
Long-term debt, less debt issuance costs			$2,336	$1,755

*
In conjunction with the issuance of the April 2025 Notes we entered into 8-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. In conjunction with the issuance of the June 2026 Notes we entered into 10-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the June 2026 Notes to euro-denominated debt at a fixed rate of 5.140%. See Note 16 for additional information.

Interest on the senior notes is payable semi-annually and interest on the Term Facilities is payable quarterly. Other indebtedness includes the note payable to SME, borrowings from various financial institutions, finance lease obligations and the unamortized fair value adjustment related to a terminated interest rate swap. See Note 2 for additional information on the note payable to SME and Note 16 for additional information on the terminated interest rate swap.

Scheduled principal payments on long-term debt, excluding finance leases at December 31, 2019 —

	2020	2021	2022	2023	2024
Maturities	$15	$31	$30	$30	$821

Senior notes activity — In November 2019, we completed the sale of $300 in senior unsecured notes (November 2027 Notes) at 5.375%. The November 2027 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on May 15 and November 15 of each year, beginning on May 15, 2020. The November 2027 Notes will mature on November 15, 2027. Net proceeds of the offering totaled $296. Financing costs of $4 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The proceeds from the offering were used to redeem our September 2023 Notes. On November 22, 2019, we redeemed $162 of our September 2023 Notes pursuant to a tender offer at a weighted average price equal to 102.250% plus accrued and unpaid interest. On November 26, 2019, we called the remaining $138 of our September 2023 Notes at a price equal to 102.000% plus accrued and unpaid interest. The $9 loss on extinguishment of debt recorded in November 2019 includes the redemption premiums and transaction costs associated with the tender offer and the call and the write-off of $2 of previously deferred financing costs associated with the September 2023 Notes.

On April 4, 2017, Dana Financing Luxembourg S.à r.l., a wholly-owned subsidiary of Dana, issued $400 in senior notes (April 2025 Notes) at 5.750%, which are guaranteed by Dana. The April 2025 Notes were issued through a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the Securities Act). The April 2025 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and, outside the United States, only to non-U.S. investors in reliance on Regulation S under the Securities Act. The April 2025 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on April 15 and October 15 of each year. The April 2025 Notes will mature on April 15, 2025. Net proceeds of the offering totaled $394. Financing costs of $6 were recorded as deferred costs and are being amortized to interest expense over the life of the April 2025 Notes. The proceeds from the offering were used to repay indebtedness of our BPT and BFP subsidiaries, repay indebtedness of a wholly-owned subsidiary in Brazil, redeem $100 of our September 2021 Notes and for general corporate purposes. The September 2021 Notes were redeemed on April 4, 2017 at a price equal to 104.031% plus accrued and unpaid interest. The $6 loss on extinguishment of debt includes the $4 redemption premium and the $1 write-off of previously deferred financing costs associated with the September 2021 Notes and the $1 redemption premium associated with the repayment of indebtedness of a wholly-owned subsidiary in Brazil. In conjunction with the issuance of the April 2025 Notes, we entered into 8-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 16 for additional information. On September 18, 2017, we redeemed the remaining $350 of our September 2021 Notes at a price equal to 102.688% plus accrued and unpaid interest. The $13 loss on extinguishment of debt includes the $10 redemption premium and the $3 write-off of previously deferred financing costs associated with the September 2021 Notes.

Senior notes redemption provisions — We may redeem some or all of the senior notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on the anniversary date of the senior notes in the years set forth below:

	Redemption Price
	December	April	June	November
Year	2024 Notes	2025 Notes	2026 Notes	2027 Notes
2020	101.833%	104.313%
2021	100.917%	102.875%	103.250%
2022	100.000%	101.438%	102.167%	102.688%
2023	100.000%	100.000%	101.083%	101.344%
2024		100.000%	100.000%	100.000%
2025			100.000%	100.000%
2026				100.000%

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

At any time prior to November 15, 2022, we may redeem up to 35% of the aggregate principal amount of the November 2027 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 105.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 50% of the original aggregate principal amount of the November 2027 Notes remains outstanding after the redemption. Prior to November 15, 2022, we may redeem some or all of the November 2027 Notes at a redemption price of 100.000% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and the risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

Credit agreement — On February 28, 2019, we entered into an amended credit and guaranty agreement comprised of a $500 term facility (the Term A Facility), a $450 term facility (the Term B Facility and, together with the Term A Facility, the Term Facilities) and a $750 revolving credit facility (the Revolving Facility). The Term A Facility and the Revolving Facility were expansions of our existing facilities. On February 28, 2019, we drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. The proceeds from the Term Facilities were used to acquire the Oerlikon Drive Systems segment of the Oerlikon Group and pay for related integration activities. On September 14, 2017, we borrowed $275 under the Term A Facility, using the proceeds to repay our September 2021 Notes and for general corporate purposes. We were required to make equal quarterly installments on the Term A Facility on the last day of each fiscal quarter of $8 beginning March 31, 2019 and 0.25% of the aggregate principal advances of the Term B Facility quarterly commencing on June 30, 2019. On August 30, 2019, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,000 and extending the maturities and reducing the interest rates of both the Revolving Facility and the Term A Facility. On August 30, we borrowed $100 on the Revolving Facility and paid down a similar amount of the Term B Facility. Outstanding borrowings on the Revolving Facility are included in short-term debt. We are now required to make quarterly installments on the Term A Facility on the last day of each fiscal quarter of $7 beginning on September 30, 2020 and are no longer required to make quarterly installments on the Term B Facility. We may prepay some or all of the amounts under the Term Facilities without penalty. We recorded deferred fees of $13 and $4 related to the amendments to the Term Facilities and the Revolving Facility, respectively. The deferred fees are being amortized over the life of the applicable facilities. Deferred financing costs on our Revolving Facility are included in other noncurrent assets. The Revolving Facility and the Term A Facility mature on August 17, 2024. The Term B Facility matures on February 28, 2026.

The Term Facilities and the Revolving Facility are guaranteed by all of our wholly-owned domestic subsidiaries subject to certain exceptions (the guarantors) and are secured by a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

Advances under the Term A Facility and Revolving Facility bear interest at a floating rate based on, at our option, the base rate or Eurodollar rate (each as described in the credit agreement) plus a margin as set forth below:

	Margin
Total Net Leverage Ratio	Base Rate	Eurodollar Rate
Less than or equal to 1.00:1.00	0.25%	1.25%
Greater than 1.00:1.00 but less than or equal to 2.00:1.00	0.50%	1.50%
Greater than 2.00:1.00	0.75%	1.75%

The Term B Facility bears interest based on, at our option, the Base Rate plus 1.25% or the Eurodollar rate plus 2.25%. We have elected to pay interest on our advances under the Term Facilities at the Eurodollar Rate. The interest rate on the Term A Facility was 3.30% and the Term B Facility was 4.05%, inclusive of the applicable margins, as of December 31, 2019.

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

At December 31, 2019, we had no outstanding borrowings under the Revolving Facility but we had utilized $21 for letters of credit. We had availability at December 31, 2019 under the Revolving Facility of $979 after deducting the outstanding letters of credit.

Debt covenants — At December 31, 2019, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Term A Facility and Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 16.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	December 31, 2019	December 31, 2018
Available-for-sale securities	Marketable securities	2	$19	$21
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	14	6
Cash flow hedges	Other accrued liabilities	2	2	5
Undesignated	Accounts receivable - Other	2	1	2
Undesignated	Other accrued liabilities	2	1	1
Interest rate collars	Other accrued liabilities	2	3
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	71	118

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		2019		2018
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	2	$1,500	$1,570	$1,500	$1,442
Term Facility	2	823	823	265	265
Other indebtedness*	2	61	57	28	23
Total		$2,384	$2,450	$1,793	$1,730

*	The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap at both dates.

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps designed to mitigate our interest rate risk. As of December 31, 2019, no fixed-to-floating interest rate swaps were outstanding. However, a $5 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at December 31, 2019. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. Approximately $1 was amortized as a reduction of interest expense during the year ended December 31, 2019. We have outstanding interest rate collars with a notional value of $425 that will mature in December 2021. For interest rate collars, no payments or receipts are exchanged unless interest rates rise or fall in excess of a predetermined ceiling or floor rate.

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

The following fixed-to-fixed cross-currency swaps were outstanding at December 31, 2019:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Designated Notional Amount	Traded Amount	Inflow Rate	Outflow Rate
June 2026 Notes	Payable	$375	6.50%	$375	€338	6.50%	5.14%
April 2025 Notes	Payable	$400	5.75%	$400	€371	5.75%	3.85%
Luxembourg Intercompany Notes	Receivable	€281	3.91%	€281	$300	6.00%	3.91%

All of the swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the underlying designated financial instruments. Based on our qualitative assessment that the critical terms of all of the underlying designated financial instruments and all of the associated swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As effective cash flow hedges, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying designated financial instruments. See Note 15 for additional information about the June 2026 Notes and the April 2025 Notes. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $508 at December 31, 2019 and $1,007 at December 31, 2018. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,090 at December 31, 2019 and $1,097 at December 31, 2018.

The following currency derivatives were outstanding at December 31, 2019:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$161	$16	$177	Mar-21
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble, Chinese renminbi, Mexican peso, Australian dollar, Japanese yen	110	21	131	Jan-24
British pound	U.S. dollar, euro	2	5	7	Nov-20
Swedish krona	euro		1	1	Jan-20
South African rand	U.S. dollar, euro, Thai baht	7	4	11	Dec-20
Canadian dollar	U.S. dollar	11		11	Feb-21
Thai baht	U.S. dollar, euro	14	38	52	Sep-20
Brazilian real	U.S. dollar, euro	64	10	74	Dec-20
Indian rupee	U.S. dollar, British pound, euro		37	37	Dec-20
Chinese renminbi	U.S. dollar, Canadian dollar, euro		7	7	Feb-20
Total forward contracts		369	139	508

U.S. dollar	Euro	315		315	Sep-23
Euro	U.S. dollar	775		775	Jun-26
Total currency swaps		1,090	—	1,090
Total currency derivatives		$1,459	$139	$1,598

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	December 31, 2019	December 31, 2018	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$6	$2	$6
Collar	(3)
Cross-Currency Swaps	(36)	(60)
Total	$(33)	$(58)	$6

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	2019
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$8,620	$7,489	$25
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(9)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(24)

	2018
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other expense, net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$8,143	$6,986	$29
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(1)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(55)

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

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	2019	2018
Foreign currency forward contracts	$—	$(5)	Cost of sales
Foreign currency forward contracts	(14)	(5)	Other expense, net

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

Note 17.  Commitments and Contingencies

Product liabilities — We had accrued $10 and $19 for product liability costs at December 31, 2019 and 2018. We had also recognized amounts recoverable from third parties of $13 and $24 at the respective dates. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $13 and $10 at December 31, 2019 and 2018. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	2019	2018	2017
Balance, beginning of period	$75	$76	$66
Acquisitions	24		6
Amounts accrued for current period sales	35	37	32
Adjustments of prior estimates	2	(1)	11
Settlements of warranty claims	(35)	(35)	(42)
Currency impact		(2)	3
Balance, end of period	$101	$75	$76

Note 19.  Income Taxes

Income tax expense (benefit) —

	2019	2018	2017
Current
U.S. federal and state	$13	$14	$6
Non-U.S.	92	128	98
Total current	105	142	104

Deferred
U.S. federal and state	(104)	(47)	164
Non-U.S.	(33)	(17)	15
Total deferred	(137)	(64)	179
Total expense (benefit)	$(32)	$78	$283

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income before income taxes —

	2019	2018	2017
U.S. operations	$(166)	$26	$60
Non-U.S. operations	337	468	320
Earnings before income taxes	$171	$494	$380

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

U.S. tax reform legislation — On December 22, 2017, the Tax Cuts and Jobs Act ("Act") was signed into law in the U.S. The Act includes a broad range of tax reforms, certain of which were required by GAAP to be recognized upon enactment. Based on our historical financial performance in the U.S., at December 31, 2017, we had a significant net deferred tax asset position. As such, with the Act's reduction of the corporate tax rate from 35% to 21%, we remeasured our net deferred tax assets at the lower corporate rate of 21% and recognized tax expense to adjust net deferred tax assets to the reduced value. The Act introduced provisions that fundamentally change the U.S. approach to taxation of foreign earnings. Under the Act, qualified dividends of foreign subsidiaries are no longer subject to U.S. tax. Under the previously-existing tax rules, dividends from foreign operations were subjected to U.S. tax, and if not considered permanently reinvested, we had recognized expense and recorded a liability for the tax expected to be incurred upon receipt of the dividend of these foreign earnings. Although the Act excludes dividends of foreign subsidiaries from taxation, it included a provision for a mandatory deemed dividend of undistributed foreign earnings at tax rates of 15.5% or 8% ("transition tax") depending on the nature of the foreign operations' assets. Companies may utilize tax attributes (including net operating losses and tax credits) to offset the transition tax. The net effect of applying the provisions of the Act on our 2017 results of operations was a non-cash charge to tax expense of $186.

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

Effective tax rate reconciliation —

	2019	2018	2017
U.S. federal income tax rate	21%	21%	35%
Adjustments resulting from:
State and local income taxes, net of federal benefit	(1)	1	1
Non-U.S. income (expense)	15	5	(11)
Credits and tax incentives	(37)	(18)	(16)
Foreign derived intangible income	(2)
U.S. tax on non-U.S. earnings	12	3	12
Intercompany sale of certain operating assets		1	(6)
Settlement and return adjustments	(11)	6	(2)
Enacted change in tax laws	2	1	49
Pension settlement	43
Miscellaneous items	(1)		1
Valuation allowance adjustments	(60)	(4)	11
Effective income tax rate	(19)%	16%	74%

During 2019, we recognized a benefit of $22 for the release of valuation allowance in a subsidiary in Brazil based on recent history of profitability and increased income projections. A pre-tax pension settlement charge of $259 was recorded, resulting in income tax expense of $11 and a valuation allowance release of $18. For the year, we also recognized benefits for the release of valuation allowance in the US of $34 based on increased income projections and $30 based on the development of a tax planning strategy related to federal tax credits. Partially offsetting this benefit in the US was $6 of expense related to a US state law change. During the second quarter of 2019, we also recorded tax benefits of $48 related to tax actions that adjusted federal tax credits.

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

The net effect in 2017 of applying the U.S. tax reform provisions of the Act was tax expense of $186. This impact, which increased the effective rate for 2017 by 49%, was principally attributable to the reduction of net deferred tax assets to reflect the reduced corporate tax rate. Foreign tax credits of $49 which were generated in 2017 but not utilized to offset the transition tax are included as a benefit in the credits and incentives component of the effective rate reconciliation, with an offsetting expense of $49 in the valuation allowance component to recognize that such credits were not likely to be realized.

Foreign income repatriation — Prior to the U.S. tax reform provisions enacted with passage of the Act, we provided for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. As indicated above, with passage of the Act, dividends of earnings from non-U.S. operations are generally no longer subjected to U.S. income tax. Accordingly, in the fourth quarter of 2017, we reduced the previously recorded liability for U.S. income tax on expected repatriations of non-U.S. earnings. We continue to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the amount and source of these earnings, as well as the expected means through which those earnings may be taxed. We recognized a net expense of $3 in 2019, net benefit of $7 in 2018, and net expense of $2 in 2017 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $10, $11 and $7 during 2019, 2018 and 2017 related to the actual transfer of funds to the U.S. The unrecognized tax liability associated with the operations in which we are permanently reinvested is $9 at December 31, 2019.

The earnings of our certain non-U.S. subsidiaries may be repatriated to the U.S. in the form of repayments of intercompany borrowings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $1,015 at the end of 2019. Included in this amount are intercompany loans and related interest accruals with an equivalent value of $19 which are denominated in a foreign currency and considered to be permanently invested.

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

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.

	2019	2018
Net operating loss carryforwards	$258	$255
Postretirement benefits, including pensions	87	98
Research and development costs	124	94
Expense accruals	81	75
Other tax credits recoverable	244	232
Capital loss carryforwards	42	40
Inventory reserves	19	13
Postemployment and other benefits	6	6
Leasing activities	46
Total	907	813
Valuation allowances	(190)	(281)
Deferred tax assets	717	532

Unremitted earnings	(4)	(1)
Intangibles	(34)	(11)
Depreciation	(104)	(44)
Other	(33)	(59)
Deferred tax liabilities	(175)	(115)
Net deferred tax assets	$542	$417

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating loss (NOL), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at December 31, 2019. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred Tax Asset	Valuation Allowance	Carryforward Period	Earliest Year of Expiration
Net operating losses
U.S. federal	$59	$—	20	2030
U.S. state	75	(37)	Various	2020
Brazil	17	(6)	Unlimited
France	8		Unlimited
Australia	24	(24)	Unlimited
Italy	32	(6)	Unlimited
Germany	6	(6)	Unlimited
U.K.	3	(3)	Unlimited
Canada	21	(20)	20	2022
Argentina	1	(1)	5	2024
China	12	(11)	5	2020
Total	$258	$(114)

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets related to capital loss carryforwards of $42 which are fully offset with valuation allowances at December 31, 2019. We also have deferred tax assets of $244 related to other credit carryforwards which are partially offset with $18 of valuation allowances at December 31, 2019. The capital losses can be carried forward indefinitely while the other credits are generally available for 10 to 20 years.

The use of our $281 U.S. federal NOL as of December 31, 2019 is subject to limitation due to the change in ownership of our stock in January 2008. Generally, the application of the relevant Internal Revenue Code (IRC) provisions will release the limitation on $84 of pre-change NOLs each year, allowing pre-change losses to offset post-change taxable income. However, there can be no assurance that trading in our shares will not affect another change in ownership under the IRC which could further limit our ability to utilize our available NOLs.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements, are recognized as components of income tax expense or benefit. Interest of $12 and $11 was accrued on the uncertain tax positions at December 31, 2019 and 2018.

Reconciliation of gross unrecognized tax benefits —

	2019	2018	2017
Balance, beginning of period	$107	$119	$117
Decrease related to expiration of statute of limitations	(10)	(4)	(3)
Decrease related to prior years tax positions		(15)	(25)
Increase related to prior years tax positions	13	8	15
Increase related to current year tax positions	9	10	15
Decrease related to settlements		(11)
Balance, end of period	$119	$107	$119

The 2017 decrease related to prior years tax positions includes $23 that resulted from the reduction of the U.S. income tax rate from 35% to 21% since these positions represent a reduction of U.S. net operating losses. We anticipate that our gross unrecognized tax benefits will decrease by $17 in the next twelve months upon the expected completion of examinations in various jurisdictions. The settlement of these matters will not impact the effective tax rate. Gross unrecognized tax benefits of $90 would impact the effective tax rate if recognized. If other open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 20.  Other Expense, Net

	2019	2018	2017
Non-service cost components of pension and OPEB costs	$(23)	$(15)	$(7)
Government grants and incentives	15	12	7
Foreign exchange loss	(11)	(12)	(3)
Strategic transaction expenses, net of transaction breakup fee income	(41)	(18)	(25)
Non-income tax legal judgment	6
Gain on sale of marketable securities	1
Gain on liquidation of foreign subsidiary	12
Amounts attributable to previously divested/closed operations			3
Other, net	16	4	9
Other expense, net	(25)	(29)	(16)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2019 were primarily attributable to our acquisition of ODS. Strategic transaction expenses in 2018 were primarily attributable to our bid to acquire the driveline business of GKN plc., our acquisition of an ownership interest in TM4, our pending acquisition of the ODS and integration costs associated with our acquisitions of BFP and BPT, and were partially offset by a $40 transaction breakup fee associated with the GKN plc. transaction. Strategic transaction expenses in 2017 are primarily attributable to our acquisitions of USM - Warren, BFP and BPT. See Note 2 for additional information.

During the first quarter of 2019, we won a legal judgment regarding the methodology used to calculate PIS/COFINS tax on imports into Brazil.

During the fourth quarter of 2019, we liquidated a foreign subsidiary. The resulting non-cash gain is attributable to the recognition of accumulated currency translation adjustments.

Note 21. Revenue from Contracts with Customers

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

Certain of our customer contracts include rebate incentives. We estimate expected rebates and accrue the corresponding refund liability, as a reduction of revenue, at the time covered product is sold to the customer based on anticipated customer purchases during the rebate period and contractual rebate percentages. Refund liabilities are included in other accrued liabilities on our consolidated balance sheet. We provide standard fitness for use warranties on the products we sell, accruing for estimated costs related to product warranty obligations at time of sale. See Note 18 for additional information.

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $23 and $12 at December 31, 2019 and December 31, 2018. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

2019	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$2,679	$948	$317	$529	$4,473
Europe	325	233	1,617	431	2,606
South America	137	312	40	20	509
Asia Pacific	468	118	386	60	1,032
Total	$3,609	$1,611	$2,360	$1,040	$8,620

2018
North America	$2,477	$908	$141	$580	$4,106
Europe	347	271	1,423	443	2,484
South America	186	308	34	18	546
Asia Pacific	565	125	246	71	1,007
Total	$3,575	$1,612	$1,844	$1,112	$8,143

Note 22.  Segments, Geographical Area and Major Customer Information

We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four operating segments – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. These operating segments have global responsibility and accountability for business commercial activities and financial performance.

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

Segment information —

2019	External Sales	Inter- Segment Sales	Segment EBITDA	Capital Spend	Depreciation	Net Assets
Light Vehicle	$3,609	$124	$438	$179	$149	$1,310
Commercial Vehicle	1,611	100	138	52	37	888
Off-Highway	2,360	17	330	85	87	1,369
Power Technologies	1,040	23	117	46	30	379
Eliminations and other		(264)		64	19	221
Total	$8,620	$—	$1,023	$426	$322	$4,167

2018
Light Vehicle	$3,575	$133	$398	$195	$124	$1,264
Commercial Vehicle	1,612	107	146	27	38	577
Off-Highway	1,844	12	285	36	43	709
Power Technologies	1,112	23	149	36	30	376
Eliminations and other		(275)		31	25	83
Total	$8,143	$—	$978	$325	$260	$3,009

2017
Light Vehicle	$3,172	$130	$359	$279	$88	$1,192
Commercial Vehicle	1,412	97	116	31	41	575
Off-Highway	1,521	4	212	32	40	698
Power Technologies	1,104	17	168	32	29	380
Eliminations and other		(248)		19	22	124
Total	$7,209	$—	$855	$393	$220	$2,969

Upon our adoption of ASU 2017-07 on January 1, 2018, we changed our measurement of segment profit to exclude the non-service cost components of pension and OPEB costs. The service cost components continue to be included as part of compensation cost and remain eligible for capitalization in inventory and other assets. Segment EBITDA amounts for 2017 were not recast due to the insignificance of the adjustments. Had amounts been recast to conform with the current presentation, segment EBITDA for 2017 would have been $359 for Light Vehicle, $119 for Commercial Vehicle, $213 for Off-Highway and $173 for Power Technologies.

Net assets include accounts receivable, inventories, other current assets, goodwill, intangibles, investments in affiliates, other noncurrent assets, net property, plant and equipment, accounts payable and current accrued liabilities.

Reconciliation of segment EBITDA to consolidated net income —

	2019	2018	2017
Segment EBITDA	$1,023	$978	$855
Corporate expense and other items, net	(4)	(21)	(20)
Depreciation	(322)	(260)	(220)
Amortization	(17)	(10)	(13)
Non-service cost components of pension and OPEB costs	(23)	(15)
Restructuring charges, net	(29)	(25)	(14)
Stock compensation expense	(19)	(16)	(23)
Strategic transaction expenses, net of transaction breakup fee income	(41)	(18)	(25)
Acquisition related inventory adjustments	(13)		(14)
Non-income tax legal judgment	6
Other items	(11)	(17)	(11)
Gain (loss) on disposal group held for sale		3	(27)
Gain on liquidation of foreign subsidiary	12
Impairment of goodwill and indefinite-lived intangible asset	(6)	(20)
Amounts attributable to previously divested/closed operations	(5)		2
Pension settlement charges	(259)
Earnings before interest and income taxes	292	579	490
Loss on extinguishment of debt	(9)		(19)
Interest expense	122	96	102
Interest income	10	11	11
Earnings before income taxes	171	494	380
Income tax expense (benefit)	(32)	78	283
Equity in earnings of affiliates	30	24	19
Net income	$233	$440	$116

Reconciliation of segment net assets to consolidated total assets —

	2019	2018
Segment net assets	$4,167	$3,009
Accounts payable and other current liabilities	1,723	1,672
Other current and long-term assets	1,330	1,237
Consolidated total assets	$7,220	$5,918

Geographic information — Of our 2019 consolidated net sales, the U.S., Italy and Germany account for 47%, 14% and 6%, respectively. No other country accounted for more than 5% of our consolidated net sales during 2019. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment.

	Net Sales			Long-Lived Assets
	2019	2018	2017	2019	2018	2017
North America
United States	$4,069	$3,613	$3,209	$972	$860	$828
Other North America	404	493	479	105	87	82
Total	4,473	4,106	3,688	1,077	947	910
Europe
Italy	1,186	971	762	248	138	122
Germany	478	513	473	131	133	149
Other Europe	942	1,000	919	265	241	211
Total	2,606	2,484	2,154	644	512	482
South America	509	546	500	126	129	153
Asia Pacific	1,032	1,007	867	418	262	262
Total	$8,620	$8,143	$7,209	$2,265	$1,850	$1,807

Sales to major customers — Ford is the only individual customer to whom sales have exceeded 10% of our consolidated sales in each of the past three years. Sales to Ford were $1,753 (20%) in 2019, $1,646 (20%) in 2018 and $1,553 (22%) in 2017. Sales to FCA (via a directed supply relationship) exceeded the threshold in 2019 at $988 (11%) and 2018 at $911 (11%).

Note 23. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, driveshafts, wheel-end braking systems) and motors for electric vehicles and industrial applications.

Dividends received from equity affiliates were $21, $20 and $16 in 2019, 2018 and 2017.

Equity method investments exceeding $5 at December 31, 2019 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$97
Bendix Spicer Foundation Brake, LLC	20%	54
Axles India Limited	48%	10
Ashwoods Innovations Ltd.	63%	8
Taiway Ltd	28%	5
All others as a group		6
Investments in equity affiliates		180
Investment in affiliates carried at cost		2
Investment in affiliates		$182

The decrease in equity method investments from the prior year is due to our acquisition of PEBL's interest in PEPS. The acquisition of PEBL's interest in PEPS, along with our existing ownership interest in PEPS through our TM4 subsidiary, provides us with a controlling financial interest in PEPS. See Note 2 for additional information.

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

The carrying value of our equity method investments at December 31, 2019 was $22 more than our share of the affiliates’ book value, including $19 attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in assets, excluding goodwill, is being amortized on a straight-line basis over the underlying assets’ estimated useful lives of five to forty-five years.

Dana Incorporated
Quarterly Results (Unaudited)
(In millions, except per share amounts)

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,163	$2,306	$2,164	$1,987
Gross margin	$300	$326	$282	$223
Net income (loss)	$101	$(66)	$112	$86
Net income (loss) attributable to the parent company	$98	$(68)	$111	$85
Net income (loss) per share available to parent company common stockholders
Basic	$0.68	$(0.47)	$0.77	$0.59
Diluted	$0.68	$(0.47)	$0.77	$0.58

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,138	$2,054	$1,978	$1,973
Gross margin	$307	$308	$286	$256
Net income	$111	$127	$96	$106
Net income attributable to the parent company	$108	$124	$95	$100
Net income per share available to parent company common stockholders
Basic	$0.74	$0.85	$0.66	$0.69
Diluted	$0.73	$0.85	$0.65	$0.69

_________________________________________________________
Note: Gross margin is net sales less cost of sales.

Net income for the first quarter of 2019 includes $16 of net income tax benefits related to discrete items. Net loss for the second quarter of 2019 includes a $258 pre-tax pension settlement charge related to the termination of one of our U.S. defined benefit pension plans and $87 of net income tax benefits related to discrete items. Net income for the third quarter of 2019 includes $22 of income tax benefit related to a discrete item. Net income for the fourth quarter of 2019 includes a $6 pre-tax goodwill impairment charge and a $9 pre-tax loss on extinguishment of debt.

Net income for the second quarter of 2018 includes a $20 pre-tax charge to fully impair intangible assets used in research and development activities and $39 of net income tax benefits related to discrete items. See Note 4 and Note 19 for additional information.

Dana Incorporated
Schedule II
Valuation and Qualifying Accounts and Reserves
(In millions)

Amounts deducted from assets in the balance sheets —

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Accounts Receivable - Allowance for Doubtful Accounts
2019	$9	$2	$—	$(2)	$9
2018	$8	$3	$—	$(2)	$9
2017	$6	$2	$—	$—	$8

Inventory Reserves
2019	$51	$25	$(16)	$4	$64
2018	$53	$15	$(11)	$(6)	$51
2017	$51	$10	$(11)	$3	$53

Deferred Tax Assets - Valuation Allowance
2019	$281	$(102)	$—	$11	$190
2018	$301	$(31)	$—	$11	$281
2017	$285	$29	$—	$(13)	$301

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

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Considering Securities and Exchange Commission guidance, management excluded from its assessment of internal control over financial reporting Nordresa Motors, Inc. (Nordresa) acquired on August 26, 2019, Prestolite E-Propulsion Systems (Beijing) Limited (PEPS) acquired on June 6, 2019, Oerlikon Drive Systems (ODS) acquired on February 28, 2019, and SME acquired on January 11, 2019. Nordresa, PEPS, ODS and SME's total assets and total revenues excluded from management's assessment represent approximately 0.1%, 0.7%, 10.7% and 0.2% of total assets, respectively and approximately 0.0%, 0.1%, 7.3% and 0.2% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. Based on this evaluation, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Dana has adopted Standards of Business Conduct that apply to all of its officers and employees worldwide. Dana also has adopted Standards of Business Conduct for the Board of Directors. Both documents are available on Dana’s Internet website at http://www.dana.com/investors.

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Board Leadership Structure," "Succession Planning,” “Information About the Nominees,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2020, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,”

“Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Pension Benefits,” “Nonqualified Deferred Compensation at Fiscal Year-End,” “Executive Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2020, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2020, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information at December 31, 2019 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3.4	$16.13	4.4
Equity compensation plans not approved by security holders
Total	3.4	$16.13	4.4
________________________________________
Notes:

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2019.

(2)
Calculated without taking into account the 2.7 shares of common stock subject to outstanding restricted stock and performance share units that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2020, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Registered Public Accounting Firm" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2020, which section is hereby incorporated herein by reference.

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

4.3
Second Supplemental Indenture, dated as of August 2, 2013, with respect to the Indenture, dated as of January 28, 2011, between Dana Holding Corporation and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 5, 2013, and incorporated herein by reference.

4.4
Third Supplemental Indenture, dated as of December 9, 2014, with respect to the Indenture, dated as of January 28, 2011, between Dana Holding Corporation and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated December 9, 2014, and incorporated herein by reference.

4.5
Indenture, dated as of May 27, 2016, among Dana Luxembourg Financing S.à r.l., Dana Holding Corporation and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 27, 2016, and incorporated herein by reference.

4.6
Indenture, dated as of April 4, 2017, among Dana Luxembourg Financing S.à r.l., Dana Incorporated and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 4, 2017, and incorporated herein by reference.

4.7
Fourth Supplemental Indenture, dated as of November 20, 2019, with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 20, 2019, and incorporated herein by reference.

4.8
Fifth Supplemental Indenture, dated as of November 21, 2019, with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 22, 2019 and incorporated herein by reference.

4.9	Description of Dana Incorporated Common Stock. Filed with this Report.
10.1*
Executive Employment Agreement dated August 11, 2015, by and between James K. Kamsickas and Dana Incorporated. Filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

10.2*
Form of Proprietary Interest Protection and Non-Solicitation Agreement. Filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

10.3*
Dana Incorporated Supplemental Executive Retirement Plan. Filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.4*	Dana Incorporated 2017 Omnibus Incentive Plan. Filed as Exhibit 10.1 to Registrant's Form S-8 Registration Statement dated August 1, 2017, and incorporated herein by reference.
10.5*	Form of Indemnification Agreement. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.6*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors. Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

10.7*	Form of Option Agreement. Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.
10.8*	Form of Restricted Stock Unit Agreement. Filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.
10.9*	Form of Performance Share Agreement. Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.10*	Dana Incorporated Executive Perquisite Plan. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference.
10.11*	Dana Incorporated Executive Severance Plan. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 24, 2008, and incorporated herein by reference.
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

10.16
Amendment No. 2 to Credit and Guaranty Agreement, dated as of February 28, 2019, among Dana Incorporated, as borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 1, 2019, and incorporated herein by reference.

10.17
Amendment No. 3 to Credit and Guaranty Agreement, dated as of August 30, 2019, among Dana Incorporated, as a borrower, Dana International Luxembourg S.à r.l., as a borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 4, 2019, and incorporated herein by reference.

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
101
The following materials from Dana Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	February 14, 2020	By:	/s/ James K. Kamsickas
James K. Kamsickas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 14th day of February 2020 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ James K. Kamsickas	Chairman, President and Chief Executive Officer
James K. Kamsickas	(Principal Executive Officer)

/s/ Jonathan M. Collins	Executive Vice President and Chief Financial Officer
Jonathan M. Collins	(Principal Financial Officer)

/s/ James D. Kellett	Vice President and Chief Accounting Officer
James D. Kellett	(Principal Accounting Officer)

/s/ Rachel A. Gonzalez*	Director
Rachel A. Gonzalez

/s/ Virginia A. Kamsky*	Director
Virginia A. Kamsky

/s/ Bridget E. Karlin*	Director
Bridget E. Karlin

/s/ Michael J. Mack, Jr.*	Director
Michael J. Mack, Jr.

/s/ Raymond E. Mabus, Jr.*	Director
Raymond E. Mabus, Jr.

/s/ R. Bruce McDonald*	Director
R. Bruce McDonald

/s/ Diarmuid B. O'Connell*	Director
Diarmuid B. O'Connell

/s/ Keith E. Wandell*	Director
Keith E. Wandell

*By:	/s/ Douglas H. Liedberg
Douglas H. Liedberg, Attorney-in-Fact