Form 10-Q
period 2020-03-31
DANA INC
filed 2020-04-30
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2020

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

There were 144,481,879 shares of the registrant’s common stock outstanding at April 17, 2020.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$1,926	$2,163
Costs and expenses
Cost of sales	1,720	1,863
Selling, general and administrative expenses	106	136
Amortization of intangibles	3	2
Restructuring charges, net	3	9
Impairment of goodwill	(51)
Other income (expense), net	4	(13)
Earnings before interest and income taxes	47	140
Interest income	2	2
Interest expense	29	27
Earnings before income taxes	20	115
Income tax expense (benefit)	(16)	20
Equity in earnings of affiliates	2	6
Net income	38	101
Less: Noncontrolling interests net income	2	4
Less: Redeemable noncontrolling interests net loss	(2)	(1)
Net income attributable to the parent company	$38	$98

Net income per share available to common stockholders
Basic	$0.26	$0.68
Diluted	$0.26	$0.68

Weighted-average common shares outstanding
Basic	144.2	143.9
Diluted	144.8	144.8

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2020	2019
Net income	$38	$101
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(154)	27
Hedging gains and losses	29	5
Defined benefit plans	3	5
Other comprehensive income (loss)	(122)	37
Total comprehensive income (loss)	(84)	138
Less: Comprehensive (income) loss attributable to noncontrolling interests	17	(2)
Less: Comprehensive income attributable to redeemable noncontrolling interests	(6)	(4)
Comprehensive income (loss) attributable to the parent company	$(73)	$132

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$628	$508
Marketable securities	23	19
Accounts receivable
Trade, less allowance for doubtful accounts of $7 in 2020 and $9 in 2019	1,109	1,103
Other	192	202
Inventories	1,213	1,193
Other current assets	142	137
Total current assets	3,307	3,162
Goodwill	441	493
Intangibles	230	240
Deferred tax assets	603	580
Other noncurrent assets	133	120
Investments in affiliates	178	182
Operating lease assets	171	178
Property, plant and equipment, net	2,172	2,265
Total assets	$7,235	$7,220

Liabilities and equity
Current liabilities
Short-term debt	$312	$14
Current portion of long-term debt	28	20
Accounts payable	1,181	1,255
Accrued payroll and employee benefits	166	206
Taxes on income	44	46
Current portion of operating lease liabilities	42	42
Other accrued liabilities	294	262
Total current liabilities	2,067	1,845
Long-term debt, less debt issuance costs of $26 in 2020 and $28 in 2019	2,335	2,336
Noncurrent operating lease liabilities	134	140
Pension and postretirement obligations	440	459
Other noncurrent liabilities	224	305
Total liabilities	5,200	5,085
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	175	167
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,480,975 and 143,942,539 shares outstanding	2	2
Additional paid-in capital	2,391	2,386
Retained earnings	644	622
Treasury stock, at cost (10,432,777 and 10,111,191 shares)	(156)	(150)
Accumulated other comprehensive loss	(1,098)	(987)
Total parent company stockholders' equity	1,783	1,873
Noncontrolling interests	77	95
Total equity	1,860	1,968
Total liabilities and equity	$7,235	$7,220

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net income	$38	$101
Depreciation	85	74
Amortization	4	3
Amortization of deferred financing charges	2	1
Earnings of affiliates, net of dividends received	(2)	(5)
Stock compensation expense	4	5
Deferred income taxes	(35)	(14)
Pension expense, net	1	4
Impairment of goodwill	51
Change in working capital	(183)	(175)
Other, net	(16)	(10)
Net cash used in operating activities	(51)	(16)
Investing activities
Purchases of property, plant and equipment	(63)	(98)
Acquisition of businesses, net of cash acquired	(8)	(606)
Purchases of marketable securities	(12)	(5)
Proceeds from sales and maturities of marketable securities	6	6
Settlements of undesignated derivatives	(3)	(20)
Other, net	(5)	(1)
Net cash used in investing activities	(85)	(724)
Financing activities
Net change in short-term debt	298	(2)
Proceeds from long-term debt	4	675
Repayment of long-term debt	(1)	(9)
Deferred financing payments		(12)
Dividends paid to common stockholders	(15)	(14)
Distributions to noncontrolling interests	(1)	(1)
Contributions from noncontrolling interests	2	1
Repurchases of common stock		(25)
Other, net	(4)	(3)
Net cash provided by financing activities	283	610
Net increase (decrease) in cash, cash equivalents and restricted cash	147	(130)
Cash, cash equivalents and restricted cash – beginning of period	518	520
Effect of exchange rate changes on cash balances	(29)	5
Cash, cash equivalents and restricted cash – end of period (Note 5)	$636	$395

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$73	$84

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions

3.	Goodwill and Other Intangible Assets

4.	Restructuring of Operations

5.	Supplemental Balance Sheet and Cash Flow Information

6.	Stockholders' Equity

7.	Redeemable Noncontrolling Interests

8.	Earnings per Share

9.	Stock Compensation

10.	Pension and Postretirement Benefit Plans

11.	Financing Agreements

12.	Fair Value Measurements and Derivatives

13.	Commitments and Contingencies

14.	Warranty Obligations

15.	Income Taxes

16.	Other Income (Expense), Net

17.	Revenue from Contracts with Customers

18.	Segments

19.	Equity Affiliates

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K).

Recently adopted accounting pronouncements

On January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective approach and an application date of January 1, 2020. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The adoption resulted in a noncash cumulative effect adjustment to retained earnings on our opening consolidated balance sheet as of January 1, 2020.

We also adopted the following standard during the first three months of 2020, which did not have a material impact on our financial statements or financial statement disclosures:

Standard		Effective Date
2018-15	Intangibles – Goodwill and Other – Internal-Use Software, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	January 1, 2020
2018-14	Compensation – Retirement Benefits – Defined Benefit Plans – General, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2020
2018-13	Fair Value Measurement, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates.  The amendments in this ASU are elective and are effective upon issuance for all entities through December 31, 2022.  We are currently assessing the impact of this guidance on our consolidated financial statements.

Note 2. Acquisitions

Ashwoods Innovations Limited — On February 5, 2020, we acquired Curtis Instruments, Inc.'s (Curtis) 35.4% ownership interest in Ashwoods Innovations Limited (Ashwoods). Ashwoods designs and manufactures permanent magnet electric motors for the automotive, material handling and off-highway vehicle markets. The acquisition of Curtis' interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a 97.8% ownership interest and a controlling financial interest in Ashwoods. We recognized a $3 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in Ashwoods to fair value. The total purchase consideration of $22 is comprised of $8 of cash paid to Curtis at closing, the $10 fair value of our previously held equity method investment in Ashwoods and $4 related to the effective settlement of a pre-existing loan payable due from Ashwoods. During March 2020, we acquired the remaining noncontrolling interests in Ashwoods held by employee shareholders.

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

Hydro-Québec Relationship — On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in S.M.E. S.p.A. (SME) and increasing its existing indirect 22.5% noncontrolling interest in Prestolite E-Propulsion Systems (Beijing) Limited (PEPS) to 45%. We received $65 at closing, consisting of $53 of cash and a note receivable of $12. The note is payable in five years and bears annual interest of 5%. Dana will continue to consolidate SME and PEPS as the governing documents continue to provide Dana with a controlling financial interest in these subsidiaries. See Note 7 for additional information. See below for a discussion of Dana's acquisitions of PEPS and SME. On April 14, 2020, Hydro-Québec acquired an indirect 45% redeemable noncontrolling interest Ashwoods. We received $9 in cash at closing, inclusive of $2 in proceeds on a loan from Hydro-Québec. Dana will continue to consolidate Ashwoods as the governing documents continue to provide Dana with a controlling financial interest in this subsidiary.

Prestolite E-Propulsion Systems (Beijing) Limited — On June 6, 2019, we acquired Prestolite Electric Beijing Limited's (PEBL) 50% ownership interest in PEPS. PEPS manufactures and distributes electric mobility solutions, including electric motors, inverters, and generators for commercial vehicles and heavy machinery. PEPS has a state-of-the-art facility in China, enabling us to expand motor and inverter manufacturing capabilities in the world's largest electric-mobility market. The acquisition of PEBL's interest in PEPS, along with our existing ownership interest in PEPS through our TM4 subsidiary, provides us with a 100% ownership interest and a controlling financial interest in PEPS. We recognized a $2 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in PEPS to fair value. See Hydro-Québec relationship discussion above for details of subsequent changes in our ownership interest in PEPS.

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

We paid $626 at closing which was funded primarily through debt proceeds. See Note 11 for additional information. The purchase consideration and related allocation to the acquisition date fair values of the assets acquired and liabilities assumed are presented in the following table:

Purchase consideration paid at closing	$626
Less purchase consideration to be recovered for indemnified matters	(11)
Total purchase consideration	$615

Cash and cash equivalents	$76
Accounts receivable - Trade	150
Accounts receivable - Other	15
Inventories	190
Other current assets	16
Goodwill	94
Intangibles	58
Deferred tax assets	24
Other noncurrent assets	2
Investments in affiliates	7
Operating lease assets	4
Property, plant and equipment	333
Current portion of long-term debt	(2)
Accounts payable	(151)
Accrued payroll and employee benefits	(37)
Current portion of operating lease liabilities	(1)
Taxes on income	(5)
Other accrued liabilities	(61)
Long-term debt	(8)
Pension and postretirement obligations	(49)
Noncurrent operating lease liabilities	(2)
Other noncurrent liabilities	(30)
Noncontrolling interests	(8)
Total purchase consideration allocation	$615

Goodwill recognized in this transaction is primarily attributable to synergies expected to arise after the acquisition and the assembled workforce and is not deductible for tax purposes. The fair values assigned to intangibles includes $11 allocated to developed technology, $13 allocated to trademarks and trade names and $34 allocated to customer relationships. Various valuation techniques were used to determine the fair value of the intangible  assets, with the primary techniques being forms of the income approach, specifically, the relief from-royalty and excess earnings valuation methods, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, customer attrition rates, royalty rates and discount rates based on anticipated future cash flows and marketplace data. We used a replacement cost method to value fixed assets. The developed technology, trademarks and trade names and customer relationship intangible assets are being amortized on a straight-line basis over seven, ten and twelve years, respectively. Property, plant and equipment is being depreciated on a straight-line basis over useful lives ranging from three to twenty-five years.

The results of operations of the business are primarily reported in our Off-Highway and Commercial Vehicle operating segments. Transaction related expenses associated with completion of the acquisition totaling $13 in 2019 were charged to other income (expense), net. During 2019, the business contributed sales of $630.

The following unaudited pro forma information has been prepared as if the ODS acquisition and the related debt financing had occurred on January 1, 2018.

Three Months Ended
March 31, 2019
Net sales	$2,308
Net income	$126

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

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is tested for impairment annually as of October 31 for all of our reporting units, and more frequent if events or circumstances warrant such a review. We completed numerous acquisitions in 2018 and 2019 that are included in our Commercial Vehicle and Off-Highway reporting units. These acquisitions were recorded on the balance sheet at their estimated acquisition date fair values and therefore had no cushion of fair value over their carrying value. As a result of the effect of COVID-19 on our expected future operating cash flows, a decrease in our share price which reduced our market capitalization below the book value of net assets and lower cushion in our expected reporting unit fair values as a result of the recent acquisitions, we determined certain impairment triggers had occurred. Accordingly, we performed interim impairment analyses at each of our reporting units as of March 31, 2020.

As discussed in our 2019 Form 10-K, we estimate the fair value of the reporting units using various valuation methodologies, including discounted cash flow projections and multiples of current earnings. In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected gross margins, discount rates, terminal growth rates, and exit earnings multiples. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge is recorded for the difference, with the impairment loss limited to the total amount of goodwill allocated to that reporting unit.

Based on the results of our interim impairment tests, we concluded that carrying value exceeded fair value in our Commercial Vehicle and Light Vehicle reporting units and we recorded a goodwill impairment charge of $51. Our testing for the Off-Highway reporting unit indicated that fair value slightly exceeded carrying value and, accordingly, no impairment charge was required. The reduction in fair values, and the corresponding impairment charges, were primarily driven by the negative effect of the COVID-19 pandemic on each reporting unit’s near-term cash flows. The remaining balance of goodwill for the Commercial Vehicle and Off-Highway reporting units continues to be at risk for impairment. A prolonged shutdown due to COVID-19 or a significant reduction in demand caused by decreased consumer confidence and spending following the pandemic may result in the need to recognize an additional impairment charge in the Commercial Vehicle or Off-Highway reporting units.

The remaining change in the carrying amount of goodwill in 2020 is primarily due to the acquisition of Ashwoods and currency fluctuation. See Note 2 for additional information on recent acquisitions.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2019	$3	$228	$262	$—	$493
Acquisitions			23		23
Impairment	(3)	(48)			(51)
Currency impact		(15)	(9)		(24)
Balance, March 31, 2020	$—	$165	$276	$—	$441

Components of other intangible assets —

		March 31, 2020			December 31, 2019
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$130	$(93)	$37	$133	$(94)	$39
Trademarks and trade names	13	29	(7)	22	30	(6)	24
Customer relationships	8	502	(405)	97	509	(407)	102
Non-amortizable intangible assets
Trademarks and trade names		74		74	75		75
		$735	$(505)	$230	$747	$(507)	$240

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  March 31, 2020 were as follows: Light Vehicle — $26, Commercial Vehicle — $59, Off-Highway — $138 and Power Technologies — $7.

Amortization expense related to amortizable intangible assets —

	Three Months Ended
	March 31,
	2020	2019
Charged to cost of sales	$1	$1
Charged to amortization of intangibles	3	2
Total amortization	$4	$3

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2020 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2020	2021	2022	2023	2024
Amortization expense	$13	$17	$17	$17	$16

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

Restructuring charges of $3 in the first quarter of 2020 and $9 in the first quarter of 2019 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, December 31, 2019	$13	$1	$14
Charges to restructuring	2	1	3
Cash payments	(3)	(1)	(4)
Currency impact	(1)		(1)
Balance, March 31, 2020	$11	$1	$12

At March 31, 2020, the accrued employee termination benefits include costs to reduce approximately 200 employees to be completed over the next year.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at March 31, 2020.

	Expense Recognized
	Prior to 2020	2020	Total to Date	Future Cost to Complete
Commercial Vehicle	$39	$-	$39	$3

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	March 31, 2020	December 31, 2019
Raw materials	$493	$470
Work in process and finished goods	783	787
Inventory reserves	(63)	(64)
Total	$1,213	$1,193

Cash, cash equivalents and restricted cash at —

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$628	$508	$383	$510
Restricted cash included in other current assets	5	6	9	7
Restricted cash included in other noncurrent assets	3	4	3	3
Total cash, cash equivalents and restricted cash	$636	$518	$395	$520

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first quarter of 2020. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On December 11, 2019 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2021. Approximately $150 remained available for future share repurchases as of March 31, 2020.

Changes in equity —

	Three Months Ended March 31,
2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2019	$2	$2,386	$622	$(150)	$(987)	$95	$1,968
Adoption of ASU 2016-13, credit losses, January 1, 2020			(1)				(1)
Net income			38			2	40
Other comprehensive loss					(111)	(19)	(130)
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Stock compensation		5					5
Stock withheld for employee taxes				(6)			(6)
Balance, March 31, 2020	$2	$2,391	$644	$(156)	$(1,098)	$77	$1,860

2019
Balance, December 31, 2018	$2	$2,368	$456	$(119)	$(1,362)	$97	$1,442
Adoption of ASU 2016-02 leases, January 1, 2019			(1)				(1)
Net income			98			4	102
Other comprehensive income (loss)					34	(2)	32
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Increase from business combination						7	7
Common stock share repurchases				(25)			(25)
Stock compensation		4					4
Stock withheld for employee taxes				(6)			(6)
Balance, March 31, 2019	$2	$2,372	$538	$(150)	$(1,328)	$105	$1,539

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(714)	$(30)	$(243)	$(987)
Other comprehensive income (loss):
Currency translation adjustments	(143)			(143)
Holding gains and losses		39		39
Reclassification of amount to net income (a)		(11)		(11)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			5	5
Tax (expense) benefit		1	(2)	(1)
Other comprehensive income (loss)	(143)	29	3	(111)
Balance, March 31, 2020	$(857)	$(1)	$(240)	$(1,098)

Balance, December 31, 2018	$(721)	$(54)	$(587)	$(1,362)
Other comprehensive income (loss):
Currency translation adjustments	24			24
Holding gains and losses		29		29
Reclassification of amount to net income (a)		(24)		(24)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			7	7
Tax expense			(2)	(2)
Other comprehensive income	24	5	5	34
Balance, March 31, 2019	$(697)	$(49)	$(582)	$(1,328)

(a) Realized gains and losses from currency-related forward contracts associated with forecasted transactions or from other derivative instruments treated as cash flow hedges are reclassified from AOCI into the same line item in the consolidated statement of operations in which the underlying forecasted transaction or other hedged item is recorded. See Note 12 for additional details.

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended
	March 31,
	2020	2019
Balance, beginning of period	$167	$100
Capital contribution from redeemable noncontrolling interest	2	1
Comprehensive income (loss) adjustments:
Net income (loss) attributable to redeemable noncontrolling interests	(2)	(1)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	8	5
Balance, end of period	$175	$105

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended
	March 31,
	2020	2019
Net income available to common stockholders - Numerator basic and diluted	$38	$98

Denominator:
Weighted-average common shares outstanding - Basic	144.2	143.9
Employee compensation-related shares, including stock options	0.6	0.9
Weighted-average common shares outstanding - Diluted	144.8	144.8

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.6 million and 0.4 million CSEs from the calculation of diluted earnings per share for the first quarters of 2020 and 2019 as the effect of including them would have been anti-dilutive.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2020.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	1.2	$15.51
PSUs	0.5	$14.42

* Weighted-average per share

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified margin targets and specified free cash flow targets, with an even distribution between the two targets. We estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the awards are not dividend protected.

We paid $1 of cash to settle RSUs. We issued 0.5 million and 0.3 million shares of common stock based on the vesting of RSUs and PSUs during 2020. We recognized stock compensation expense of $4 and $5 during the first quarters of 2020 and 2019. At March 31, 2020, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $39. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost —

	Pension				OPEB
	2020		2019		2020		2019
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.
Interest cost	$5	$1	$9	$2	$—	$1	$1
Expected return on plan assets	(9)	(1)	(12)	(1)
Service cost		2		2
Amortization of net actuarial loss	3	2	5	2
Net periodic benefit cost	$(1)	$4	$2	$5	$—	$1	$1

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Pension expense for 2020 decreased versus the same period in 2019 as a result of a lower interest expense.

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

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate		March 31, 2020	December 31, 2019
Senior Notes due December 15, 2024	5.500%		$425	$425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	375	375
Senior Notes due November 15, 2027	5.375%		300	300
Term Facility A			474	474
Term Facility B			349	349
Other indebtedness			66	61
Debt issuance costs			(26)	(28)
			2,363	2,356
Less: Current portion of long-term debt			28	20
Long-term debt, less debt issuance costs			$2,335	$2,336

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

Interest on the senior notes is payable semi-annually and interest on the Term Facilities is payable quarterly. Other indebtedness includes the note payable to SME, borrowings from various financial institutions, finance lease obligations and the unamortized fair value adjustment related to a terminated interest rate swap. See Note 2 for additional information on the note payable to SME and Note 12 for additional information on the terminated interest rate swap.

Credit agreement — On February 28, 2019, we entered into an amended credit and guaranty agreement comprised of a $500 term facility (the Term A Facility), a $450 term facility (the Term B Facility and, together with the Term A Facility, the Term Facilities) and a $750 revolving credit facility (the Revolving Facility). The Term A Facility and the Revolving Facility were expansions of our existing facilities. On February 28, 2019, we drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. The proceeds from the Term Facilities were used to acquire the Oerlikon Drive Systems segment of the Oerlikon Group and pay for related integration activities. We were required to make equal quarterly installments on the Term A Facility on the last day of each fiscal quarter of $8 beginning March 31, 2019 and 0.25% of the aggregate principal advances of the Term B Facility quarterly commencing on June 30, 2019. On August 30, 2019, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,000 and extending the maturities and reducing the interest rates of both the Revolving Facility and the Term A Facility. On August 30, 2019, we borrowed $100 on the Revolving Facility and paid down a similar amount of the Term B Facility. We are now required to make quarterly installments on the Term A Facility on the last day of each fiscal quarter of $7 beginning on September 30, 2020 and are no longer required to make quarterly installments on the Term B Facility. We may prepay some or all of the amounts under the Term Facilities without penalty. We recorded deferred fees of $13 and $4 related to the amendments to the Term Facilities and the Revolving Facility, respectively. The deferred fees are being amortized over the life of the applicable facilities. Deferred financing costs on our Revolving Facility are included in other noncurrent assets. The Revolving Facility and the Term A Facility mature on August 17, 2024. The Term B Facility matures on February 28, 2026.

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

The Term B Facility bears interest based on, at our option, the Base Rate plus 1.25% or the Eurodollar rate plus 2.25%. We have elected to pay interest on our advances under the Term Facilities at the Eurodollar Rate. The interest rate on the Term A Facility was 2.490% and the Term B Facility was 3.240%, inclusive of the applicable margins, as of March 31, 2020.

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

At  March 31, 2020, we had outstanding borrowings of $300 under the Revolving Facility and had utilized $21 for letters of credit. Outstanding borrowings on the Revolving Facility are included in short-term debt. We had availability at March 31, 2020 under the Revolving Facility of $679 after deducting the outstanding borrowings and letters of credit.

Debt covenants — At March 31, 2020, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Term A Facility and Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Subsequent event — On April 16, 2020, we entered into a $500 bridge facility (the Bridge Facility). We recorded deferred fees of $5 related to the Bridge Facility. The deferred fees are included in other current assets and are being amortized over the life of the Bridge Facility. The Bridge Facility matures on April 15, 2021. The Bridge Facility is guaranteed by all of our wholly-owned domestic subsidiaries subject to certain exceptions (the guarantors) and is secured by a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions. Advances under the Bridge Facility incur a one-time funding fee when drawn and bear interest at a floating rate based on, at our option, the Eurodollar rate plus an initial margin equal to 4.50% or a base rate plus an initial margin equal to 3.50% (each as described in the credit agreement). The initial margin increases by 0.50% every 90 days. A duration fee of 0.50% is paid every 90 days on the full $500 commitment. A commitment fee of 0.50% is applied based on the average daily unused portion of the available amount under the Bridge Facility. Under the Bridge Facility we are required to comply with certain incurrence-based covenants customary for facilities of this type and a maintenance covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.50 to 1.00 for the quarter ending June 30, 2020, 3.00 to 1.00 for the quarter ending September 30, 2020 and 4.00 to 1.00 thereafter. In addition, on April 16, 2020, we amended certain provisions of our credit and guaranty agreement including increasing the first lien net leverage ratio to a maximum of 4.00 to 1.00 for the quarter ending December 31, 2020 and then, starting with the quarter ending December 31, 2021, decrease the ratio quarterly until it returns to its prior level of 2.00 to 1.00 for and after the quarter ending September 30, 2022, unless Dana in its sole discretion elects to return the first lien net leverage ratio to its prior level earlier than such date. We also amended certain restrictive covenants to provide additional limitations that are consistent with the Bridge Facility until such time as the earlier of (x) December 31, 2021 and (y) any date that we elect after the expiration of the Bridge Facility. Additionally, the amendment provides that certain mandatory prepayments required under the credit and guaranty agreement for the incurrence of debt and asset sale proceeds will not be paid to the Term Facilities' lenders while the Bridge Facility is outstanding.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	March 31, 2020	December 31, 2019
Certificates of deposit	Marketable securities	2	$23	$19
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	3	14
Cash flow hedges	Other accrued liabilities	2	28	2
Undesignated	Accounts receivable - Other	2	1	1
Undesignated	Other accrued liabilities	2	5	1
Interest rate collars	Other accrued liabilities	2	11	3
Currency swaps
Cash flow hedges	Other noncurrent assets	2	17
Cash flow hedges	Other noncurrent liabilities	2		71

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		March 31, 2020		December 31, 2019
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	2	$1,500	$1,291	$1,500	$1,570
Term Facility	2	823	792	823	823
Other indebtedness*	2	13	9	61	57
Total		$2,336	$2,092	$2,384	$2,450

*	The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap at both dates.

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps and interest rate collars designed to mitigate our interest rate risk. As of March 31, 2020, no fixed-to-floating interest rate swaps remain outstanding. However, a $5 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at March 31, 2020. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the three months ended  March 31, 2020. We have outstanding interest rate collars with a notional value of $425 that will mature in December 2021. For interest rate collars, no payments or receipts are exchanged unless interest rates rise or fall in excess of a predetermined ceiling or floor rate.

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

The following fixed-to-fixed cross-currency swaps were outstanding at March 31, 2020:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Designated Notional Amount	Traded Amount	Inflow Rate	Outflow Rate
June 2026 Notes	Payable	$375	6.50%	$375	€338	6.50%	5.14%
April 2025 Notes	Payable	$400	5.75%	$400	€371	5.75%	3.85%
Luxembourg Intercompany Notes	Receivable	€278	3.70%	€278	$300	5.38%	3.70%

All of the swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the underlying designated financial instruments. Based on our qualitative assessment that the critical terms of all of the underlying designated financial instruments and all of the associated swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As effective cash flow hedges, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying designated financial instruments. See Note 11 for additional information about the June 2026 Notes and the April 2025 Notes. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $355 at March 31, 2020 and $508 at December 31, 2019. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,085 at March 31, 2020 and $1,090 at December 31, 2019.

The following currency derivatives were outstanding at March 31, 2020:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$91	$6	$97	Mar-2021
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble, Chinese renminbi, Mexican peso, Australian dollar, Japanese yen, Singapore dollar	73	10	83	Jan-2024
British pound	U.S. dollar, euro	1	6	7	Nov-2020
South African rand	Thai baht	5	2	7	Dec-2020
Thai baht	U.S. dollar, euro	7	31	38	Sep-2020
Canadian dollar	U.S. dollar	5		5	Feb-2021
Brazilian real	U.S. dollar, euro	43	14	57	Dec-2020
Indian rupee	U.S. dollar, British pound, euro		55	55	Mar-2021
Chinese renminbi	Canadian dollar, euro		6	6	Apr-2020
Total forward contracts		225	130	355

U.S. dollar	euro	310		310	Nov-2027
Euro	U.S. dollar	775		775	Jun-2026
Total currency swaps		1,085	—	1,085
Total currency derivatives		$1,310	$130	$1,440

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	March 31, 2020	December 31, 2019	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$(24)	$6	$(24)
Collar	(11)	(3)
Cross-Currency Swaps	30	(36)
Total	$(5)	$(33)	$(24)

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended March 31, 2020
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$1,926	$1,720	$4
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		7
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(18)

	Three Months Ended March 31, 2019
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$2,163	$1,863	$(13)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(1)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(23)

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

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$5	$2	Cost of sales
Foreign currency forward contracts	(9)	(13)	Other income (expense), net

During the first quarter of 2019 we settled the outstanding undesignated Swiss franc notional deal contingent forward related to the ODS acquisition for $21, resulting in a realized loss of $13 included in other income (expense), net in the first quarter of 2019.

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

Note 13. Commitments and Contingencies

Product liabilities — Accrued product liability costs were $6 at March 31, 2020 and $10 at December 31, 2019. We had also recognized amounts recoverable from third parties of $14 at March 31, 2020 and $13 at December 31, 2019. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $12 at March 31, 2020 and $13 at December 31, 2019. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended
	March 31,
	2020	2019
Balance, beginning of period	$101	$75
Acquisitions		15
Amounts accrued for current period sales	8	8
Adjustments of prior estimates	1	5
Settlements of warranty claims	(11)	(7)
Currency impact	(2)	(1)
Balance, end of period	$97	$95

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

We have generally not recognized tax benefits on losses generated in several entities where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe it is reasonably possible that additional valuation allowances could be recorded in the next twelve months, driven by reductions in certain subsidiaries' profits from the impact of COVID-19.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest expense for the periods presented herein is not significant.

We reported an income tax benefit of $16 and income tax expense of $20 for the first three months ended March 31, 2020 and 2019, respectively. Our effective tax rates were (80)% and 17% for the first three months of 2020 and 2019. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefits of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. During the first quarter of 2019, we recognized a benefit of $22 related to the release of valuation allowances in the U.S. based on increased income projections. Partially offsetting this benefit was $6 of expense related to a U.S. state law change. Excluding these items, the effective tax rate would be 23% and 31% for the 2020 and 2019 three-month periods, respectively. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Dividends of earnings from non-U.S. operations are generally no longer subjected to U.S. income tax. We continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amounts and sources of these earnings.

Note 16. Other Income (Expense), Net

	Three Months Ended
	March 31,
	2020	2019
Non-service cost components of pension and OPEB costs	$(2)	$(6)
Government grants and incentives	4	3
Foreign exchange gain (loss)	5	(11)
Strategic transaction expenses	(6)	(13)
Non-income tax legal judgment		6
Other, net	3	8
Other income (expense), net	$4	$(13)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. Foreign exchange loss in 2019 included a loss on the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. See Note 12 for additional information.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2020 were primarily attributable to the acquisitions of ODS and Nordresa. Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. See Note 2 for additional information.

During the first quarter of 2019, we won a legal judgment regarding the methodology used to calculate PIS/COFINS tax in Brazil.

Note 17. Revenue from Contracts with Customers

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

Certain of our customer contracts include rebate incentives. We estimate expected rebates and accrue the corresponding refund liability, as a reduction of revenue, at the time covered product is sold to the customer based on anticipated customer purchases during the rebate period and contractual rebate percentages. Refund liabilities are included in other accrued liabilities on our consolidated balance sheet. We provide standard fitness for use warranties on the products we sell, accruing for estimated costs related to product warranty obligations at time of sale. See Note 14 for additional information.

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $21 and $23 at March 31, 2020 and December 31, 2019. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

Three Months Ended March 31, 2020	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$586	$199	$74	$123	$982
Europe	102	49	349	114	614
South America	30	63	7	5	105
Asia Pacific	90	22	102	11	225
Total	$808	$333	$532	$253	$1,926

Three Months Ended March 31, 2019
North America	$660	$253	$58	$141	$1,112
Europe	91	67	407	113	678
South America	33	75	9	5	122
Asia Pacific	122	36	78	15	251
Total	$906	$431	$552	$274	$2,163

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

Segment information —

	2020			2019
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$808	$30	$83	$906	$36	$102
Commercial Vehicle	333	20	21	431	27	41
Off-Highway	532	9	72	552	5	82
Power Technologies	253	6	30	274	6	34
Eliminations and other		(65)			(74)
Total	$1,926	$—	$206	$2,163	$—	$259

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended
	March 31,
	2020	2019
Segment EBITDA	$206	$259
Corporate expense and other items, net	(1)	(2)
Depreciation	(85)	(74)
Amortization	(4)	(3)
Non-service cost components of pension and OPEB costs	(2)	(6)
Restructuring charges, net	(3)	(9)
Stock compensation expense	(4)	(5)
Strategic transaction expenses	(6)	(13)
Impairment of goodwill	(51)
Acquisition related inventory adjustments		(4)
Non-income tax legal judgment		6
Other items	(3)	(9)
Earnings before interest and income taxes	47	140
Interest income	2	2
Interest expense	29	27
Earnings before income taxes	20	115
Income tax expense (benefit)	(16)	20
Equity in earnings of affiliates	2	6
Net income	$38	$101

Note 19. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, driveshafts, wheel-end braking systems) and motors for electric vehicles and industrial applications.

The decrease in equity method investments from the prior period is due in large part to our acquisition of a controlling financial interest in Ashwoods Innovations Ltd. (Ashwoods) on February 5, 2020. Originally acquired as part of the ODS acquisition, the minority shareholders in this entity had substantive participating rights that allowed them to effectively participate in the decisions made in the ordinary course of business that were significant to its operations. Upon acquiring Curtis Instruments, Inc.'s (Curtis) 35.4% ownership interest in Ashwoods, we had a 97.8% ownership interest in Ashwoods. During March 2020, we acquired the remaining noncontrolling interest in Ashwoods held by employee shareholders. See Note 2 for additional information.

Equity method investments exceeding $5 at March 31, 2020 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$95
Bendix Spicer Foundation Brake, LLC	20%	56
Axles India Limited	48%	10
Taiway Ltd.	28%	5
All others as a group		10
Investments in equity affiliates		176
Investments in affiliates carried at cost		2
Investments in affiliates		$178

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At March 31, 2020, we employed approximately 31,700 people, operated in 34 countries and had 149 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020		2019
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$808	42.0%	$906	41.9%
Commercial Vehicle	333	17.3%	431	19.9%
Off-Highway	532	27.6%	552	25.5%
Power Technologies	253	13.1%	274	12.7%
Total	$1,926		$2,163

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

Driving customer centricity continues to be at the heart of who we are. Putting our customers at the center of our value system is firmly embedded in our culture and is driving growth by focusing on customer relationships and providing value to our customers. These relationships are strengthened as we are physically where we need to be in order to provide unparalleled service and we are prioritizing our customers’ needs as we engineer solutions that differentiate their products, while making it easier to do business with Dana by digitizing their experience. Our customer centric focus has uniquely positioned us to win more than our fair share of new business and capitalize on future customer outsourcing initiatives.

We continue to enhance and expand our global footprint, optimizing it to capture growth across all of our end markets. Expanding global markets means utilizing our global capabilities and presence to further penetrate growth markets, focusing on Asia due to its position as the largest mobility market in the world with the highest market growth rate and its lead in the adoption of new energy vehicles. We are investing across various avenues to increase our presence in Asia Pacific by forging new partnerships, expanding inorganically, and growing organically. We continue to operate in this region through wholly owned subsidiaries and joint ventures with local market partners. We have recently made acquisitions that have augmented our footprint in the region, specifically in India and China. All the while, we have been making meaningful organic investments to grow with existing and new customers, primarily in Thailand, India, and China. These added capabilities have enabled us to target the domestic Asia Pacific markets and utilize the capacity for export to other global markets.

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

See Trends in Our Markets discussion below for additional information on our operational and strategic initiatives.

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Our Board of Directors authorized a $200 share repurchase program effective in 2018 which expires at the end of 2021. Through March 31, 2020, we have used cash of $50 to repurchase common shares under the program. We declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the global COVID-19 pandemic, we have temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our existing common stock share repurchase program.

Financing actions — We have taken advantage of the lower interest rate environment to complete refinancing transactions that resulted in lower effective interest rates while extending maturities. In 2017, we completed a $400 2025 note offering and entered into a $275 floating rate term loan. The proceeds of these issuances were used to repay higher cost international debt and to repay $450 of 2021 notes. During 2019 we expanded our credit and guaranty agreement, entering into $675 of additional floating rate term loans to fund the ODS acquisition (see Acquisitions section below) and increasing our revolving credit facility to $1,000 and extending its maturity by two years. We completed a $300 2027 note offering and used the proceeds to repay $300 of higher cost 2023 notes. During 2019, we terminated one of our U.S. defined benefit pension plans, settling approximately $165 of previously unfunded pension obligations and eliminating future funding risk associated with interest rate and other market developments. In response to the global COVID-19 pandemic, on April 16, 2020, we entered into a $500 bridge facility (the Bridge Facility). The Bridge Facility matures on April 15, 2021. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information on the Bridge Facility.

Other Initiatives

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses – targeting increased future aftermarket sales. Powered by recognized brands such as Dana®, Spicer®, Victor Reinz®, Albarus™, Brevini™, PIV™, Fairfield®, Glaser®, Graziano™, GWB®, Spicer Select™, Thompson™, Tru-Cool®, and Transejes™, Dana delivers a broad range of aftermarket solutions – including genuine, all-makes, and value lines – servicing passenger car, commercial vehicle, off-highway equipment and industrial applications across the globe.

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

Acquisitions

Ashwoods Innovations Limited — On February 5, 2020, we acquired Curtis Instruments, Inc.'s (Curtis) 35.4% ownership interest in Ashwoods Innovations Limited (Ashwoods). Ashwoods designs and manufactures permanent magnet electric motors for the automotive, material handling and off-highway vehicle markets. The acquisition of Curtis' interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a 97.8% ownership interest and a controlling financial interest in Ashwoods. We recognized a $3 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in Ashwoods to fair value. The total purchase consideration of $22 is comprised of $8 of cash paid to Curtis at closing, the $10 fair value of our previously held equity method investment in Ashwoods and $4 related to the effective settlement of a pre-existing loan payable due from Ashwoods. During March 2020, we acquired the remaining noncontrolling interests in Ashwoods held by employee shareholders. See Hydro-Québec relationship discussion below for details of the subsequent change in our ownership interest in Ashwoods. The results of operations of Ashwoods are reported within our Off-Highway operating segment. Ashwoods had an insignificant impact on our consolidated results of operations during the first quarter of 2020.

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

Prestolite E-Propulsion Systems (Beijing) Limited — On June 6, 2019, we acquired Prestolite Electric Beijing Limited's (PEBL) 50% ownership interest in Prestolite E-Propulsion Systems (Beijing) Limited (PEPS). PEPS manufactures and distributes electric mobility solutions, including electric motors, inverters, and generators for commercial vehicles and heavy machinery. PEPS has a state-of-the-art facility in China, enabling us to expand motor and inverter manufacturing capabilities in the world's largest electric-mobility market. The acquisition of PEBL's interest in PEPS, along with our existing ownership interest in PEPS through our TM4 subsidiary, provides us with a 100% ownership interest and a controlling financial interest in PEPS. We recognized a $2 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in PEPS to fair value. We paid $50 at closing using cash on hand. Reference is made to Note 2 of our consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of PEPS are reported within our Commercial Vehicle operating segment. The PEPS acquisition contributed $8 of sales and de minimis adjusted EBITDA in 2019. See Hydro-Québec relationship discussion below for details of the subsequent change in our ownership interest in PEPS.

Oerlikon Drive Systems — On February 28, 2019, we acquired a 100% ownership interest in the Oerlikon Drive Systems (ODS) segment of the Oerlikon Group. ODS is a global manufacturer of high-precision gears, planetary hub drives for wheeled and tracked vehicles, and products, controls, and software that support vehicle electrification across the mobility industry. We paid $626 at closing, which was primarily funded through debt proceeds. Reference is made to Note 2 of our consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of ODS are reported primarily within our Off-Highway and Commercial Vehicle operating segments. The ODS acquisition added $630 of sales and $87 of adjusted EBITDA during 2019.

SME — On January 11, 2019, we acquired a 100% ownership interest in S.M.E. S.p.A. (SME). SME designs, engineers, and manufactures low-voltage AC induction and synchronous reluctance motors, inverters, and controls for a wide range of off-highway electric vehicle applications, including material handling, agriculture, construction, and automated-guided vehicles. The addition of SME's low-voltage motors and inverters, which are primarily designed to meet the evolution of electrification in off-highway equipment, significantly expands Dana's electrified product portfolio. We paid $88 at closing, consisting of $62 in cash on hand and a note payable of $26 which allows for net settlement of potential contingencies as defined in the purchase agreement. The note is payable in five years and bears annual interest of 5%. Reference is made to Note 2 of our consolidated financial statements in Item 1 of Part I for the allocation of purchase consideration to assets acquired and liabilities assumed. The SME acquisition added $21 of sales and de minimis adjusted EBITDA during 2019. See Hydro-Québec relationship discussion below for details of the subsequent change in our ownership interest in SME.

Hydro-Québec Relationship

On June 22, 2018, we acquired a 55% ownership interest in TM4 from Hydro-Québec. On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and increasing its existing indirect 22.5% noncontrolling interest in PEPS to 45%. We received $65 at closing, consisting of $53 of cash and a note receivable of $12. The note is payable in five years and bears annual interest of 5%. Dana will continue to consolidate SME and PEPS as the governing documents continue to provide Dana with a controlling financial interest in these subsidiaries. See Acquisitions section above for a discussion of Dana's acquisitions of PEPS and SME. On April 14, 2020, Hydro-Québec acquired an indirect 45% redeemable noncontrolling interest Ashwoods. We received $9 in cash at closing, inclusive of $2 in proceeds on a loan from Hydro-Québec. Dana will continue to consolidate Ashwoods as the governing documents continue to provide Dana with a controlling financial interest in this subsidiary. See Acquisitions section above for a discussion of Dana's acquisition of Ashwoods.

Trends in Our Markets

The global novel coronavirus disease (COVID-19) pandemic is expected to have an adverse effect on our business, results of operations, cash flows and financial condition. The global COVID-19 pandemic has negatively impacted the global economy, disrupted our operations as well as those of our customers, suppliers and the global supply chains in which we participate, and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term operational, strategic and capital structure initiatives, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.

The company's response to the global COVID-19 pandemic has been measured, swift and decisive with an emphasis on health and safety, cash conservation and enhancing liquidity. Our top priority is the health and safety of our employees, their families, our customers, and our communities. We have implemented protocols throughout our global footprint to ensure their health and safety including, but not limited to: temporarily closing a significant number of our facilities; restricting access to and enhancing cleaning and disinfecting protocols of those facilities that continue to operate; use of personal protection equipment; adhering to social distancing guidelines; instituting remote work; and restricting travel.

In response to the rapid dissipation of customer demand, the company has taken actions to conserve cash by flexing its conversion costs across its global manufacturing, assembly and distribution facilities and aggressively reducing its cost base and eliminating discretionary spending at its technical centers and administrative offices. Cost flex activities at our operating facilities has included reduction of material orders, flexing labor costs, halting non-production spending and delaying capital spending where and when appropriate. Cost reduction activities at our technical centers and administrative offices has included 20% reduction in salaried employee wages, 20% reduction in board of director remuneration, 50% reduction in the Chief Executive Officer's compensation, elimination of cash incentive compensation, a moratorium on travel and entertainment expenditures and delaying capital spending and investment in research and development activities where and when appropriate. The company is also temporarily suspending the declaration and payment of dividends to common shareholders and temporarily suspending the repurchase of common stock under its existing common stock share repurchase program. In addition, the company is taking advantage of various government programs and subsidies in the countries in which it operates, including certain provisions of the Coronavirus Aid, Relief and Economic Security (CARES) Act.

As of March 31, 2020, we had total liquidity of $1,325 including cash and cash equivalents (less deposits), marketable securities and availability from our Revolving Facility. Also, the company has no meaningful debt maturities before 2024. On April 16, 2020, we further enhanced our liquidity position by entering into a $500 bridge facility (the Bridge Facility). The Bridge Facility has a 364-day term and is intended to provide access to additional liquidity should the company need it and can be terminated at the company's option at any time. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information on the Bridge Facility.

As we continue to manage through the unprecedented disruption in our markets and associated economic uncertainty resulting from the global COVID-19 pandemic, we will continue to respond in a measured, swift and decisive manner with continued emphasis on health and safety, cash conservation and maintenance of our liquidity position.

Foreign Currency

With 53% of our 2019 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and Brazil accounted for 49% and 9% of our 2019 non-U.S. sales, respectively, while China and India each accounted for 7%. Although sales in Argentina and South Africa were each less than 5% of our non-U.S. sales in 2019, exchange rate movements of those countries have been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in 2018, with sales increasing by $16 principally due to a stronger euro, Thai baht and Chinese renminbi, partially offset by a weaker Brazilian real, Argentine peso and Indian rupee. Weaker international currencies during 2019 decreased sales by $177, with the euro, Brazilian real and South African rand accounting for $103, $30 and $15 of the decrease, respectively. Weaker international currencies decreased sales by $34 during the first quarter of 2020 compared to the same period last year, with the Brazilian real and euro accounting for $13 and $13 of the decrease, respectively.

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

The Brazil market is an important market for our Commercial Vehicle segment, representing about 19% of this segment's first quarter 2020 sales. Our medium/heavy truck sales in Brazil account for approximately 80% of our first-quarter 2020 sales in the country. Reduced market demand resulting from the weak economic environment in Brazil during 2015 and 2016 lead to significant production level declines in the light truck and medium/heavy markets. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions and reduced costs to the extent practicable. The Brazilian economy rebounded in 2017 and 2018, leading to increased medium/heavy and light truck production of more than 40% in each of those segments over the two-year period. Sales by our operations in Brazil were $393 in 2019, up 1% from 2018, reflective of modestly higher medium/heavy and light truck production levels in 2019. Sales by our operations in Brazil were $80 in the first quarter of 2020, down 16% from the same period of 2019, reflective of lower medium/heavy truck production levels.

As indicated above, Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first quarter of 2020 of approximately $20 are approximately 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $16, including $6 of net fixed assets, at March 31, 2020.

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

Prices for commodities such as steel and aluminum rose during 2019, due to strong global demand. Higher commodity prices reduced year-over-year earnings in 2019 by approximately $30, as compared to year-over-year earnings reductions of $115 in 2018. Material recovery and other pricing actions decreased earnings in 2019 by $10, whereas pricing and recovery actions increased year-over-year earnings in 2018 by $80. Lower commodity prices increased earnings in the first quarter of 2020 by approximately $18, as compared to an earnings reduction of $25 from higher commodity prices in the first quarter of 2019. Material cost recovery and other pricing actions decreased earnings in the first quarter of 2020 by $27, whereas pricing and recovery actions increased earnings in the first quarter of 2019 by $8.

Sales, Earnings and Cash Flow Outlook

Due to the unprecedented disruption in our markets and associated economic uncertainty resulting from the global COVID-19 pandemic, the company has withdrawn its most recent full-year financial guidance disclosed in Item 7 of our 2019 Form 10-K which did not factor in the effects of the pandemic. In addition, due to continuing disruption and economic uncertainty, the company will not be providing financial guidance at this time.

Summary Consolidated Results of Operations (First Quarter, 2020 versus 2019)

	Three Months Ended March 31,
	2020		2019
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,926		$2,163		$(237)
Cost of sales	1,720	89.3%	1,863	86.1%	(143)
Gross margin	206	10.7%	300	13.9%	(94)
Selling, general and administrative expenses	106	5.5%	136	6.3%	(30)
Amortization of intangibles	3		2		1
Restructuring charges, net	3		9		(6)
Impairment of goodwill	(51)				(51)
Other income (expense), net	4		(13)		17
Earnings before interest and income taxes	47		140		(93)
Interest income	2		2		—
Interest expense	29		27		2
Earnings before income taxes	20		115		(95)
Income tax expense (benefit)	(16)		20		(36)
Equity in earnings of affiliates	2		6		(4)
Net income	38		101		(63)
Less: Noncontrolling interests net income	2		4		(2)
Less: Redeemable noncontrolling interests net loss	(2)		(1)		(1)
Net income attributable to the parent company	$38		$98		$(60)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	March 31,			Amount of Change Due To
	2020	2019	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$982	$1,112	$(130)	$—	$30	$(160)
Europe	614	678	(64)	(17)	60	(107)
South America	105	122	(17)	(13)		(4)
Asia Pacific	225	251	(26)	(4)	26	(48)
Total	$1,926	$2,163	$(237)	$(34)	$116	$(319)

Sales in 2020 were $237 lower than in 2019. Weaker international currencies decreased sales by $34, principally due to a weaker Brazilian real and euro. The acquisitions of ODS in last year's first quarter, PEPS in last year's second quarter and Ashwoods in this year's first quarter, generated a year-over-year increase in sales of $116. The organic sales decrease of $319, or 15%, resulted from weaker light and medium/heavy truck markets and lower global off-highway demand in January and February 2020 and the rapid dissipation in production volumes across all of our end markets in March 2020 as a result of the global COVID-19 pandemic, partially offset by the conversion of sales backlog. Pricing actions, including material commodity price and inflationary cost adjustments, reduced sales by $27.

The North America organic sales decrease of 14% was driven principally by weaker light and medium/heavy duty truck production volumes, partially offset by the conversion of sales backlog. First-quarter 2020 full frame light truck production was down 11% while production of Class 8 and Classes 5-7 trucks were down 36% and 30%, respectively.

Excluding currency and acquisition effects, sales in Europe were down 16% compared with 2019. With our significant Off-Highway presence in the region, weakening construction/mining and agricultural markets were a major factor. Organic sales in this operating segment were down 22% compared with the first quarter of 2019.

Excluding currency effects, first quarter sales in South America decreased 3% compared to 2019. The region overall experienced relatively stable markets, with medium/heavy truck production down about 3% and light truck production down about 9%.

Excluding currency and acquisition effects, sales in Asia Pacific decreased about 19% as China's economy was weakening even before the onset of the COVID-19 pandemic. Light truck, light vehicle engine and medium/heavy truck production were down 28%, 32% and 30%, respectively from the first quarter of 2019.

Cost of sales and gross margin — Cost of sales for the first quarter of 2020 decreased $143, or 8% when compared to 2019. Cost of sales as a percent of sales in 2020 was 320 basis points higher than in the previous year. Cost of sales attributed to acquisitions was approximately $115. Excluding the effects of acquisitions, cost of sales as a percent of sales was 88.7%, 260 basis points higher than in the previous year. The increased cost of sales as a percent of sales was largely attributable to actions to flex down our cost structure lagging the rapid dissipation of customer demand across all of our end markets as a result of the global COVID-19 pandemic, as well as our inability to reduce fixed costs including depreciation and rent expense. Partially offsetting the impact of the rapid dissipation of customer demand were lower commodity prices which lowered material costs by $18 and continued material cost savings of approximately $19.

Gross margin of $206 for 2020 decreased $94 from 2019. Gross margin as a percent of sales was 10.7% in 2020, 320 basis points lower than in 2019. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2020 were $106 (5.5% of sales) as compared to $136 (6.3% of sales) in 2019. SG&A attributed to net acquisitions was $7. Excluding the increase associated with acquisitions, SG&A expenses were 80 basis points lower than the same period of 2019. The year-over-year decrease of $37 exclusive of acquisitions was primarily due to lower year-over-year incentive compensation as well as lower salaries, benefits, travel expenses and professional fees resulting from the execution of cost reduction initiatives in response to the global COVID-19 pandemic.

Amortization of intangibles — Amortization expense was $3 in 2020 and $2 in 2019. The increase in amortization expense of $1 in 2020 was primarily attributable to intangible assets obtained through the ODS and PEPS acquisitions. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges — Restructuring charges of $3 in the first quarter of 2020 and $9 in the first quarter of 2019 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Impairment of goodwill — During the first quarter of 2020, we recorded a $51 goodwill impairment charge. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	March 31,
	2020	2019
Non-service cost components of pension and OPEB costs	$(2)	$(6)
Government grants and incentives	4	3
Foreign exchange gain (loss)	5	(11)
Strategic transaction expenses	(6)	(13)
Non-income tax legal judgment	0	6
Other, net	3	8
Other income (expense), net	$4	$(13)

Foreign exchange loss in 2019 included a loss on the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. See Note 12 of our consolidated financial statements in Item 1 of Part I for additional information. Strategic transaction expenses in 2020 were primarily attributable to the acquisitions of ODS and Nordresa. Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information. During the first quarter of 2019, we won a legal judgment regarding the methodology used to calculate PIS/COFINS tax in Brazil.

Interest income and interest expense — Interest income was $2 in both 2020 and 2019. Interest expense increased from $27 in 2019 to $29 in 2020, as a result of higher average debt levels primarily due to increased borrowings to finance the ODS acquisition in the first quarter of 2019. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 4.8% in 2020 and 5.1% in 2019.

Income tax expense (benefit) — We reported an income tax benefit of $16 and income tax expense of $20 for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rates were (80)% and 17% for the first three months of 2020 and 2019. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefit of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. During the first quarter of 2019, we recognized a benefit of $22 related to release of valuation allowances in the U.S. based on improved income projections. Partially offsetting this benefit was $6 of expense related to a U.S. state law change. Excluding these items, the effective tax rate would be 23% and 31% for the 2020 and 2019 three-month periods, respectively. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

In countries where our history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe it is reasonably possible that additional valuation allowances could be recorded in the next twelve months, driven by reductions in certain subsidiaries' profits from the impact of COVID-19.

Equity in earnings of affiliates — Net earnings from equity investments was $2 in 2020 and $6 in 2019. Equity in losses from DDAC was $1 in 2020 and equity in earnings from DDAC was $4 in 2019. DDAC's operations located in China's Hubei province, the center of the initial COVID-19 outbreak, where shut down the entire month of February 2020. Production was permitted to resume in March 2020. Equity in earnings from BSFB was $3 in 2020 and $2 in 2019.

Segment Results of Operations (2020 versus 2019)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$906	$102	11.3%
Volume and mix	(77)	(19)
Performance	(16)	1
Currency effects	(5)	(1)
2020	$808	$83	10.3%

Light Vehicle sales in the first quarter of 2020, exclusive of currency effects, were 10% lower than the same period of 2019. The rapid dissipation in customer demand resulting from the global COVID-19 pandemic was partially offset by conversion of sales backlog. Year-over-year North America full frame light truck production decreased 11% while light truck production in Europe, South America and Asia Pacific declined 17%, 9% and 28%, respectively. Net customer pricing and cost recovery actions further decreased year-over-year first-quarter sales by $16.

Light Vehicle segment EBITDA in this year's first quarter decreased by $19 when compared to the same period of 2019. Lower sales volumes provide a year-over-year headwind of $19 and accounted for a 130 basis point deterioration in segment EBITDA margin, as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings increase in the first quarter was driven by commodity cost decreases of $12, material cost savings of $7, lower warranty expense of $3 and lower incentive compensation of $3. Partially offsetting these performance-related earnings increases were lower net pricing and material cost recovery of $16 and operational inefficiencies of $8.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$431	$41	9.5%
Volume and mix	(83)	(21)
Acquisition / Divestiture	3	(4)
Performance	(5)	6
Currency effects	(13)	(1)
2020	$333	$21	6.3%

Excluding currency effects and the impact of acquisitions, Commercial Vehicle sales in the first quarter of 2020 decreased 20% compared to last year. Declining market conditions coming out of 2019 deteriorated further with the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Year-over-year North America Class 8 production was down 36% and Classes 5-7 production was down 30%. Similarly, medium/heavy truck production in Europe, South America and Asia Pacific were down 30%, 3% and 30%, respectively. Net customer pricing and cost recovery actions further decreased year-over-year first-quarter sales by $5.

Commercial Vehicle segment EBITDA in this year's first quarter decreased by $20 when compared to same period of 2019. Lower sales volumes provided a year-over-year headwind of $21 and accounted for a 380 basis point deterioration in segment EBITDA margin, as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings increase in the first quarter was driven by material cost savings of $5, lower premium freight of $3, lower incentive compensation of $3 and commodity cost decreases of $3. Partially offsetting these performance-related earnings increases were lower net pricing and material cost recovery of $5 and operational inefficiencies of $3.

Off-Highway

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$552	$82	14.9%
Volume and mix	(116)	(26)
Acquisitions	113	14
Performance	(5)	4
Currency effects	(12)	(2)
2020	$532	$72	13.5%

Excluding currency effects, primarily due to a weaker euro, and the impact of the ODS acquisition, Off-Highway segment first-quarter 2020 sales decreased 22%. Already declining global construction/mining and agricultural equipment markets coming out of 2019 deteriorated further with the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. Net customer pricing and cost reduction actions further decreased year-over-year first quarter sales by $5.

Off-Highway segment EBITDA in this year's first quarter decreased by $10 when compared to the same period of 2019. Lower sales volumes provided a year-over-year headwind of $26 and accounted for a 210 basis point deterioration in segment EBITDA margin, as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings increase in the first quarter was driven by material cost savings of $5, commodity cost decreases of $3, lower incentive compensation of $1 and lower warranty expense of $1. Partially offsetting these performance-related earnings increases were lower net pricing and material cost recovery of $5 and operational inefficiencies of $1.

Power Technologies

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$274	$34	12.4%
Volume and mix	(16)	(5)
Performance	(1)	1
Currency effects	(4)
2020	$253	$30	11.9%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, sales for the first quarter of 2020 were 6% lower than the same period of 2019, primarily due to lower market demand resulting from the global COVID-19 pandemic. Light vehicle engine production declined in each region compared to last year's first quarter.

Power Technologies segment EBITDA in this year's first quarter decreased by $4 when compared to the same period of 2019. Lower sales volumes provided a year-over-year headwind of $5 and accounted for a 120 basis point deterioration in segment EBITDA margin, as actions to flex down our cost structure lagged the dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings increase in the first quarter was driven by material cost savings of $2 and lower incentive compensation of $1. Partially offsetting these performance-related earnings increases were lower net pricing and material cost recovery of $1 and operational inefficiencies of $1.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended
	March 31,
	2020	2019
Net income	$38	$101
Equity in earnings of affiliates	2	6
Income tax expense (benefit)	(16)	20
Earnings before income taxes	20	115
Depreciation and amortization	89	77
Restructuring charges, net	3	9
Impairment of goodwill	51
Interest expense, net	27	25
Other*	15	31
Adjusted EBITDA	$205	$257
*

Other includes non-service cost components of pension and OPEB costs, stock compensation expense, strategic transaction expenses and other items. See Note 18 to our consolidated financial statements in Item 1 of Part I for additional details.

Free Cash Flow and Adjusted Free Cash Flow

We have defined free cash flow as cash provided by (used in) operating activities less purchases of property, plant and equipment. We have defined adjusted free cash flow as cash provided by (used in) operating activities excluding discretionary pension contributions less purchases of property, plant and equipment. We believe these measures are useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow and adjusted free cash flow are not intended to represent nor be an alternative to the measure of net cash provided by (used in) operating activities reported in accordance with GAAP. Free cash flow and adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(51)	$(16)
Purchases of property, plant and equipment	(63)	(98)
Free cash flow	(114)	(114)
Discretionary pension contribution	—	—
Adjusted free cash flow	$(114)	$(114)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at March 31, 2020:

Cash and cash equivalents	$628
Less: Deposits supporting obligations	(5)
Available cash	623
Additional cash availability from Revolving Facility	679
Marketable securities	23
Total liquidity	$1,325

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had $679 of availability at March 31, 2020 under the Revolving Facility after deducting $300 of outstanding borrowings and $21 of outstanding letters of credit.

The components of our March 31, 2020 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$326	$190	$516
Cash and cash equivalents held as deposits		5	5
Cash and cash equivalents held at less than wholly-owned subsidiaries	4	103	107
Consolidated cash balance	$330	$298	$628

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

At March 31, 2020, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Term Facilities and the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Term A Facility and the Revolving Facility are subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

In response to the COVID-19 pandemic we have taken controlled and measured actions to preserve liquidity including but not limited to flexing our cost structure, reducing capital spending and investments in research and development activities where and when appropriate, taking advantage of various government programs and subsidies including certain provisions of the Coronavirus Aid, Relief and Economic Security (CARES) Act, temporarily suspending the declaration and payment of dividends to common shareholders and temporarily suspending the repurchase of common stock under our existing common stock share repurchase program. In addition, on April 16, 2020, we entered into a $500 bridge facility (the Bridge Facility) and amended our credit and guaranty agreement. The Bridge Facility matures on April 15, 2021. Under the Bridge Facility we are required to comply with certain incurrence-based covenants customary for facilities of this type and a maintenance covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.50 to 1.00 for the quarter ending June 30, 2020, 3.00 to 1.00 for the quarter ending September 30, 2020 and 4.00 to 1.00 thereafter. In addition, on April 16, 2020, we amended certain provisions of our credit and guaranty agreement including increasing the first lien net leverage ratio to a maximum of 4.00 to 1.00 for the quarter ending December 31, 2020 and then, starting with the quarter ending December 31, 2021, decrease the ratio quarterly until it returns to its prior level of 2.00 to 1.00 for and after the quarter ending September 30, 2022, unless Dana in its sole discretion elects to return the first lien net leverage ratio to its prior level earlier than such date. We also amended certain restrictive covenants to provide additional limitations that are consistent with the Bridge Facility until such time as the earlier of (x) December 31, 2021 and (y) any date that we elect after the expiration of the Bridge Facility. See Note 11 to our consolidated financial statements in Item 1 of Part I for further information on the Bridge Facility and the amendments to our credit and guaranty agreement.

The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) borrowings from our Revolving Facility and (iv) borrowings from our Bridge Facility. We believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity.

Cash Flow

	Three Months Ended
	March 31,
	2020	2019
Cash used for changes in working capital	$(183)	$(175)
Other cash provided by operations	132	159
Net cash used in operating activities	(51)	(16)
Net cash used in investing activities	(85)	(724)
Net cash provided by financing activities	283	610
Net decrease in cash, cash equivalents and restricted cash	$147	$(130)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $132 and $159 in 2020 and 2019. The year-over-year decrease attributable to operating earnings was partially offset by lower cash payments for strategic transaction expenses.

Working capital used cash of $183 and $175 in 2020 and 2019. Cash of $43 and $203 was used to finance increased receivables in 2020 and 2019. The lower level of cash required for receivables in 2020 was due primarily to the rapid dissipation of customer demand during March 2020 as a result of the COVID-19 pandemic. Cash of $56 and $48 was used to fund higher inventory levels in 2020 and 2019. Cash of $84 was used to reduce accounts payable and other net liabilities in 2020, while increases in accounts payable and other net liabilities provided cash of $76 in 2019. The reduction in accounts payable in 2020 was principally driven by lower raw material purchases in March 2020 due to the rapid dissipation of customer demand resulting from the COVID-19 pandemic.

Investing activities — Expenditures for property, plant and equipment were $63 and $98 during the first quarter of 2020 and 2019. The elevated level of capital spend during the first quarter of 2019 was primarily in support of new customer programs and information systems upgrades. During the first quarter of 2020, we paid $8 to acquire Curtis' 35.4% ownership interest in Ashwoods. The acquisition of Curtis's interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a controlling financing interest in Ashwoods. During the first quarter of 2019, we paid $545, net of cash and restricted cash acquired, to purchase ODS. Also during the first quarter of 2019 we paid $61 to acquire SME. During the first quarter of 2019, we paid $21 to settle the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. During the first quarter of 2020 and 2019, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities.

Financing activities — During the first quarter of 2020, we drew $300 on our revolving credit facility as part of our contingency planning activities related to the COVID-19 pandemic. During the first quarter of 2019, we entered into an amended credit and guaranty agreement comprised of a $500 Term A Facility, a $450 Term B Facility and a $750 Revolving Facility. The Term A Facility was an expansion of our existing $275 term facility. We drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. We paid financing costs of $12 to amend the credit and guaranty agreement. We used $15 and $14 for dividend payments to common stockholders during the first quarter of 2020 and 2019. We used $25 to repurchase 1,432,275 shares of our common stock during the first quarter of 2019.

Off-Balance Sheet Arrangements

There have been no material changes at March 31, 2020 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2019 Form 10-K.

Contractual Obligations

There have been no material changes in our contractual obligations from those disclosed in Item 7 of our 2019 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2019 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2019 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the three months ended March 31, 2020. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first three months of 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2019 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2019 Form 10-K for a more complete understanding of the matters covered by the certifications.

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

Item 1A. Risk Factors

The risk factor “A downturn in the global economy could have a substantial adverse effect on our business.” disclosed in Item 1A of our 2019 Form 10-K has been updated to read as follows:

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

The risk factor "Our results of operations could be adversely affected by climate change, natural catastrophes or public health crises, in the locations in which we, our customers or our suppliers operate." disclosed in Item 1A of our 2019 Form 10-K has been updated to read as follows:

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

The novel coronavirus disease (COVID-19) pandemic is expected to have an adverse effect on our business, results of operations, cash flows and financial condition. The COVID-19 pandemic has negatively impacted the global economy, disrupted our operations as well as those of our customers, suppliers and the global supply chains in which we participate, and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term operational, strategic and capital structure initiatives, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.

As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, rapid dissipation of customer demand, as well as decisions we have made to protect the health and safety of our employees and communities, we have temporarily closed a significant number of our facilities globally. We may face longer term facility closure requirements and other operational restrictions with respect to some or all of our locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. We operate as part of the complex integrated global supply chains of our largest customers. As the COVID-19 pandemic dissipates at varying times and rates in different regions around the world, we anticipate a pro-longed negative impact on these global supply chains. Our ability to resume operations at our temporarily closed facilities will be impacted by the interdependencies of the various participants of these global supply chains, which are largely beyond our direct control. A pro-longed shut down of these global supply chains will have a material adverse effect on our business, results of operations, cash flows and financial condition.

Consumer spending may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic. This may negatively impact the markets we serve and may cause our customers to purchase fewer products from us. Any significant reduction in demand caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales and profits and other material adverse effects.

The risk factor “Our ability to utilize our net operating loss carryforwards may be limited.” disclosed in Item 1A of our 2019 Form 10-K has been updated to read as follows:

Our ability to utilize our net operating loss carryforwards may be limited.

Net operating loss carryforwards (NOLs) approximating $281 were available at December 31, 2019 to reduce future U.S. income tax liabilities. Our ability to utilize these NOLs may be limited as a result of certain change of control provisions of the U.S. Internal Revenue Code of 1986, as amended (Code). The NOLs are treated as losses incurred before the change of control in January 2008 and are limited to annual utilization of $84. There can be no assurance that trading in our shares will not effect another change in control under the Code, which could further limit our ability to utilize our available NOLs and certain other tax attributes. Such limitations may cause us to pay income taxes earlier and in greater amounts than would be the case if the NOLs and certain other tax attributes were not subject to limitation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On December 11, 2019 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2021. Approximately $150 remained available under the program for future share repurchases as of March 31, 2020. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the first quarter of 2020.

Item 6. Exhibits

Exhibit No.	Description

10.1

364-Day Bridge Facility and Guaranty Agreement, dated as of April 16, 2020, among Dana Incorporated, as borrower, and the guarantors party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent, and the lenders party thereto from time to time. Filed with this Report.

10.2	Security Agreement, dated as of April 16, 2020, from Dana Incorporated and the other grantors referred to therein, as grantors, to Citibank, N.A. as collateral agent. Filed with this Report.

10.3	Pari Passu Intercreditor Agreement, dated as of April 16, 2020, among Citibank, N.A., as administrative agent and collateral agent for the credit agreement secured parties, and Citibank, N.A., as administrative agent and collateral agent for the bridge facility secured parties and the initial additional collateral agent, and each additional authorized representative form time to time party thereto. Filed with this Report.

10.4	Amendment No. 4 to Credit and Guaranty Agreement and Amendment No. 2 to Security Agreement, dated as of April 16, 2020, among Dana Incorporated, Dana International Luxembourg S.à r.l., the guarantors party thereto, Citibank, N.A., as administrative agent, and the lenders party thereto. Filed with this Report.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	April 30, 2020	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer