Form 10-Q
period 2020-06-30
DANA INC
filed 2020-07-30
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2020

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

There were 144,483,329 shares of the registrant’s common stock outstanding at July 17, 2020.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$1,078	$2,306	$3,004	$4,469
Costs and expenses
Cost of sales	1,088	1,980	2,808	3,843
Selling, general and administrative expenses	82	140	188	276
Amortization of intangibles	3	4	6	6
Restructuring charges, net	16	9	19	18
Impairment of goodwill			(51)
Pension settlement charge		(258)		(258)
Other income (expense), net	(1)	(10)	3	(23)
Earnings (loss) before interest and income taxes	(112)	(95)	(65)	45
Write-off deferred financing costs	(5)		(5)
Interest income	2	3	4	5
Interest expense	32	34	61	61
Loss before income taxes	(147)	(126)	(127)	(11)
Income tax expense (benefit)	34	(52)	18	(32)
Equity in earnings of affiliates	8	8	10	14
Net income (loss)	(173)	(66)	(135)	35
Less: Noncontrolling interests net income		2	2	6
Less: Redeemable noncontrolling interests net income (loss)	1		(21)	(1)
Net income (loss) attributable to the parent company	$(174)	$(68)	$(116)	$30

Net income (loss) per share available to common stockholders
Basic	$(1.20)	$(0.47)	$(0.80)	$0.21
Diluted	$(1.20)	$(0.47)	$(0.80)	$0.21

Weighted-average common shares outstanding
Basic	144.5	144.0	144.4	143.9
Diluted	144.5	144.0	144.4	144.8

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(173)	$(66)	$(135)	$35
Other comprehensive income (loss), net of tax:
Currency translation adjustments	7	3	(147)	30
Hedging gains and losses	10	2	39	7
Defined benefit plans	4	355	7	360
Other comprehensive income (loss)	21	360	(101)	397
Total comprehensive income (loss)	(152)	294	(236)	432
Less: Comprehensive (income) loss attributable to noncontrolling interests	(9)	(3)	8	(5)
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests	3	1	17	(3)
Comprehensive income (loss) attributable to the parent company	$(158)	$292	$(211)	$424

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$694	$508
Marketable securities	19	19
Accounts receivable
Trade, less allowance for doubtful accounts of $7 in 2020 and $9 in 2019	890	1,103
Other	175	202
Inventories	1,116	1,193
Other current assets	148	137
Total current assets	3,042	3,162
Goodwill	451	493
Intangibles	228	240
Deferred tax assets	573	580
Other noncurrent assets	124	120
Investments in affiliates	164	182
Operating lease assets	177	178
Property, plant and equipment, net	2,149	2,265
Total assets	$6,908	$7,220

Liabilities and equity
Current liabilities
Short-term debt	$7	$14
Current portion of long-term debt	36	20
Accounts payable	796	1,255
Accrued payroll and employee benefits	172	206
Taxes on income	45	46
Current portion of operating lease liabilities	42	42
Other accrued liabilities	281	262
Total current liabilities	1,379	1,845
Long-term debt, less debt issuance costs of $32 in 2020 and $28 in 2019	2,827	2,336
Noncurrent operating lease liabilities	139	140
Pension and postretirement obligations	445	459
Other noncurrent liabilities	239	305
Total liabilities	5,029	5,085
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	159	167
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,482,275 and 143,942,539 shares outstanding	2	2
Additional paid-in capital	2,390	2,386
Retained earnings	490	622
Treasury stock, at cost (10,433,465 and 10,111,191 shares)	(156)	(150)
Accumulated other comprehensive loss	(1,082)	(987)
Total parent company stockholders' equity	1,644	1,873
Noncontrolling interests	76	95
Total equity	1,720	1,968
Total liabilities and equity	$6,908	$7,220

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net income (loss)	$(135)	$35
Depreciation	169	153
Amortization	9	8
Amortization of deferred financing charges	4	3
Write-off of deferred financing costs	5
Earnings of affiliates, net of dividends received	11	3
Stock compensation expense	3	10
Deferred income taxes	(8)	(105)
Pension expense, net	2	207
Impairment of goodwill	51
Change in working capital	(228)	(247)
Other, net	(9)	(10)
Net cash provided by (used in) operating activities	(126)	57
Investing activities
Purchases of property, plant and equipment	(121)	(190)
Acquisition of businesses, net of cash acquired	(6)	(654)
Purchases of marketable securities	(15)	(12)
Proceeds from sales and maturities of marketable securities	13	18
Settlements of undesignated derivatives	(5)	(19)
Other, net	(7)	(6)
Net cash used in investing activities	(141)	(863)
Financing activities
Net change in short-term debt	(8)	(3)
Proceeds from long-term debt	510	675
Repayment of long-term debt	(3)	(19)
Deferred financing payments	(11)	(12)
Dividends paid to common stockholders	(15)	(29)
Distributions to noncontrolling interests	(3)	(12)
Contributions from noncontrolling interests	9	2
Payments to acquire noncontrolling interests	(1)
Repurchases of common stock		(25)
Other, net	(2)
Net cash provided by financing activities	476	577
Net increase (decrease) in cash, cash equivalents and restricted cash	209	(229)
Cash, cash equivalents and restricted cash – beginning of period	518	520
Effect of exchange rate changes on cash balances	(25)	7
Cash, cash equivalents and restricted cash – end of period (Note 5)	$702	$298

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$57	$88

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

During the second quarter of 2020, we identified an error in the loss attributable to redeemable noncontrolling interests due to incorrectly excluding the share of the goodwill impairment charge related to the redeemable noncontrolling interests. Of the $48 million impairment charge recorded for the Commercial Vehicle reporting unit during the three months ended March 31, 2020, $20 million should have been attributable to the redeemable noncontrolling interests.

We concluded that the error was not material to the financial statements for the quarter ended March 31, 2020 and therefore, amendment of the previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is not required. In accordance with ASC Topic 250, "Accounting Changes and Error Corrections," we have corrected the error in the prior period by revising the year-to-date consolidated financial statements appearing herein. The first quarter of 2020 not presented herein will be revised, as applicable, in future filings. The following historical consolidated financial information includes both the consolidated financial information “as previously reported” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as the consolidated financial information “as revised” to reflect the correction of the error.

	Three Months Ended March 31,
	2020
	As Previously Reported	Adjustment	As Revised
	(unaudited)
Consolidated Statement of Operations
Net income	$38	$—	$38
Less: Noncontrolling interests net income	2		2
Less: Redeemable noncontrolling interests net loss	(2)	(20)	(22)
Net income attributable to the parent company	$38	$20	$58

Net income per share available to common stockholders
Basic	$0.26	$0.14	$0.40
Diluted	$0.26	$0.14	$0.40

Consolidated Statement of Comprehensive Income
Total comprehensive loss	$(84)	$—	$(84)
Less: Comprehensive loss attributable to noncontrolling interests	17		17
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests	(6)	20	14
Comprehensive income (loss) attributable to the parent company	$(73)	$20	$(53)

	Period Ended March 31,
	2020
	As Previously Reported	Adjustment	As Revised
	(unaudited)
Consolidated Balance Sheet
Redeemable noncontrolling interests	$175	$(20)	$155
Retained earnings	$644	$20	$664

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

We also adopted the following standard during the first six months of 2020, which did not have a material impact on our financial statements or financial statement disclosures:

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

Hydro-Québec Relationship — On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in S.M.E. S.p.A. (SME) and increasing its existing indirect 22.5% noncontrolling interest in Prestolite E-Propulsion Systems (Beijing) Limited (PEPS) to 45%. We received $65 at closing, consisting of $53 of cash and a note receivable of $12. The note is payable in five years and bears annual interest of 5%. Dana will continue to consolidate SME and PEPS as the governing documents continue to provide Dana with a controlling financial interest in these subsidiaries. See Note 7 for additional information. See below for a discussion of Dana's acquisitions of PEPS and SME. On April 14, 2020, Hydro-Québec acquired an indirect 45% redeemable noncontrolling interest in Ashwoods. We received $9 in cash at closing, inclusive of $2 in proceeds on a loan from Hydro-Québec. Dana will continue to consolidate Ashwoods as the governing documents continue to provide Dana with a controlling financial interest in this subsidiary.

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

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Net sales	$2,306	$4,614
Net income (loss)	$(59)	$67

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

Based on the results of our interim impairment tests, we concluded that carrying value exceeded fair value in our Commercial Vehicle and Light Vehicle reporting units and we recorded a goodwill impairment charge of $51 in the first quarter of 2020. Our testing for the Off-Highway reporting unit indicated that fair value slightly exceeded carrying value and, accordingly, no impairment charge was required. The reduction in fair values, and the corresponding impairment charges, were primarily driven by the negative effect of the COVID-19 pandemic on each reporting unit’s near-term cash flows. The remaining balance of goodwill for the Commercial Vehicle and Off-Highway reporting units continues to be at risk for impairment. A prolonged shutdown due to COVID-19 or a significant reduction in demand caused by decreased consumer confidence and spending following the pandemic may result in the need to recognize an additional impairment charge in the Commercial Vehicle or Off-Highway reporting units.

The remaining change in the carrying amount of goodwill in 2020 is primarily due to the acquisition of Ashwoods and currency fluctuation. See Note 2 for additional information on recent acquisitions.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2019	$3	$228	$262	$—	$493
Acquisitions		2	23		25
Impairment	(3)	(48)			(51)
Currency impact		(10)	(6)		(16)
Balance, June 30, 2020	$—	$172	$279	$—	$451

Components of other intangible assets —

		June 30, 2020			December 31, 2019
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$131	$(95)	$36	$133	$(94)	$39
Trademarks and trade names	13	30	(7)	23	30	(6)	24
Customer relationships	8	506	(412)	94	509	(407)	102
Non-amortizable intangible assets
Trademarks and trade names		75		75	75		75
		$742	$(514)	$228	$747	$(507)	$240

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  June 30, 2020 were as follows: Light Vehicle — $24, Commercial Vehicle — $59, Off-Highway — $138 and Power Technologies — $7.

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Charged to cost of sales	$2	$1	$3	$2
Charged to amortization of intangibles	3	4	6	6
Total amortization	$5	$5	$9	$8

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on June 30, 2020 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2020	2021	2022	2023	2024
Amortization expense	$9	$17	$17	$17	$17

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

Net restructuring charges of $16 and $9 in the second quarters of 2020 and  2019  and $19 and $18 in the first half of 2020 and 2019 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, March 31, 2020	$11	$1	$12
Charges to restructuring	16	1	17
Adjustments of accruals	(1)		(1)
Cash payments	(3)	(2)	(5)
Balance, June 30, 2020	$23	$—	$23

Balance, December 31, 2019	$13	$1	$14
Charges to restructuring	18	2	20
Adjustments of accruals	(1)		(1)
Cash payments	(7)	(3)	(10)
Balance, June 30, 2020	$23	$—	$23

At June 30, 2020, the accrued employee termination benefits include costs to reduce approximately 400 employees to be completed over the next year.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at June 30, 2020.

	Expense Recognized
	Prior to 2020	2020	Total to Date	Future Cost to Complete
Commercial Vehicle	$39	$1	$40	$3
Power Technologies	$—	$1	$1	$1

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	June 30, 2020	December 31, 2019
Raw materials	$478	$470
Work in process and finished goods	706	787
Inventory reserves	(68)	(64)
Total	$1,116	$1,193

Cash, cash equivalents and restricted cash at —

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$694	$508	$289	$510
Restricted cash included in other current assets	5	6	5	7
Restricted cash included in other noncurrent assets	3	4	4	3
Total cash, cash equivalents and restricted cash	$702	$518	$298	$520

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first quarter of 2020. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On December 11, 2019 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2021. Approximately $150 remained available for future share repurchases as of June 30, 2020.

Changes in equity —

	Three Months Ended June 30,
2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, March 31, 2020	$2	$2,391	$664	$(156)	$(1,098)	$77	$1,880
Net income (loss)			(174)			—	(174)
Other comprehensive income					16	9	25
Distributions to noncontrolling interests						(7)	(7)
Purchase of noncontrolling interests		1				(3)	(2)
Stock compensation		(2)					(2)
Balance, June 30, 2020	$2	$2,390	$490	$(156)	$(1,082)	$76	$1,720

2019
Balance, March 31, 2019	$2	$2,372	$538	$(150)	$(1,328)	$105	$1,539
Net income (loss)			(68)			2	(66)
Other comprehensive income					360	1	361
Common stock dividends			(14)				(14)
Distributions to noncontrolling interests						(11)	(11)
Increase from business combination						1	1
Stock compensation		4					4
Balance, June 30, 2019	$2	$2,376	$456	$(150)	$(968)	$98	$1,814

	Six Months Ended June 30,
2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2019	$2	$2,386	$622	$(150)	$(987)	$95	$1,968
Adoption of ASU 2016-13 credit losses, January 1, 2020			(1)				(1)
Net income (loss)			(116)			2	(114)
Other comprehensive loss					(95)	(10)	(105)
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(8)	(8)
Purchase of noncontrolling interests		1				(3)	(2)
Stock compensation		3					3
Stock withheld for employee taxes				(6)			(6)
Balance, June 30, 2020	$2	$2,390	$490	$(156)	$(1,082)	$76	$1,720

2019
Balance, December 31, 2018	$2	$2,368	$456	$(119)	$(1,362)	$97	$1,442
Adoption of ASU 2016-02 leases, January 1, 2019			(1)				(1)
Net income			30			6	36
Other comprehensive income (loss)					394	(1)	393
Common stock dividends			(29)				(29)
Distributions to noncontrolling interests						(12)	(12)
Increase from business combination						8	8
Common stock share repurchases				(25)			(25)
Stock compensation		8					8
Stock withheld for employee taxes				(6)			(6)
Balance, June 30, 2019	$2	$2,376	$456	$(150)	$(968)	$98	$1,814

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, March 31, 2020	$(857)	$(1)	$(240)	$(1,098)
Other comprehensive income (loss):
Currency translation adjustments	2			2
Holding gains and losses		(17)		(17)
Reclassification of amount to net income (a)		27		27
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			5	5
Tax expense			(1)	(1)
Other comprehensive income	2	10	4	16
Balance, June 30, 2020	$(855)	$9	$(236)	$(1,082)

Balance, March 31, 2019	$(697)	$(49)	$(582)	$(1,328)
Other comprehensive income (loss):
Currency translation adjustments	3			3
Holding gains and losses		(9)		(9)
Reclassification of amount to net income (a)		11		11
Net actuarial gains			104	104
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			269	269
Tax expense			(18)	(18)
Other comprehensive income	3	2	355	360
Balance, June 30, 2019	$(694)	$(47)	$(227)	$(968)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(714)	$(30)	$(243)	$(987)
Other comprehensive income (loss):
Currency translation adjustments	(141)			(141)
Holding gains and losses		22		22
Reclassification of amount to net income (a)		16		16
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			10	10
Tax (expense) benefit		1	(3)	(2)
Other comprehensive income (loss)	(141)	39	7	(95)
Balance, June 30, 2020	$(855)	$9	$(236)	$(1,082)

Balance, December 31, 2018	$(721)	$(54)	$(587)	$(1,362)
Other comprehensive income (loss):
Currency translation adjustments	27			27
Holding gains and losses		20		20
Reclassification of amount to net income (a)		(13)		(13)
Net actuarial gains			104	104
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			276	276
Tax expense			(20)	(20)
Other comprehensive income	27	7	360	394
Balance, June 30, 2019	$(694)	$(47)	$(227)	$(968)

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

(b) See Note 10 for additional details.

Note 7. Redeemable Noncontrolling Interests

In connection with the acquisition of a controlling financial interest in TM4 from Hydro-Québec on June 22, 2018, we recognized $102 for Hydro-Québec's 45% redeemable noncontrolling interest in TM4. On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and an additional indirect 22.5% redeemable noncontrolling interest in PEPS which resulted in recognition of additional redeemable noncontrolling interest of $64. On  April 14, 2020, Hydro-Québec acquired an indirect 45% redeemable noncontrolling interest in Ashwoods which resulted in recognition of additional redeemable noncontrolling interest of $7. The terms of the agreement provide Hydro-Québec with the right to put all, and not less than all, of its ownership interests in TM4, SME, PEPS and Ashwoods to Dana at fair value any time after June 22, 2021. See Note 2 for additional information.

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. See Note 1 for additional information on the correction of the error in net income (loss) attributable to redeemable noncontrolling interests.

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of period	$155	$105	$167	$100
Capital contribution from redeemable noncontrolling interest	7	1	9	2
Comprehensive income (loss) adjustments:
Net income (loss) attributable to redeemable noncontrolling interests	1		(21)	(1)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(4)	(1)	4	4
Balance, end of period	$159	$105	$159	$105

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss) available to common stockholders - Numerator basic and diluted	$(174)	$(68)	$(116)	$30

Denominator:
Weighted-average common shares outstanding - Basic	144.5	144.0	144.4	143.9
Employee compensation-related shares, including stock options	—	—	—	0.9
Weighted-average common shares outstanding - Diluted	144.5	144.0	144.4	144.8

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 1.6 million and 0.3 million CSEs from the calculation of diluted earnings per share for the second quarters of 2020 and 2019 and excluded 1.2 million and 0.4 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.1 million and 0.8 million for the second quarters of 2020 and 2019 and excluded 0.4 million for the year-to-date 2020 period since there was no net income available to common stockholders for these periods.

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

We paid $1 of cash to settle RSUs. We issued 0.5 million and 0.3 million shares of common stock based on the vesting of RSUs and PSUs during 2020. We recognized a stock compensation credit of $1 and expense of $5 during the second quarters of 2020 and 2019 and expense of $3 and $10 during the respective year-to-date periods. At June 30, 2020, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $24. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost —

	Pension				OPEB
	2020		2019		2020		2019
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.
Interest cost	$5	$2	$17	$2	$—	$—	$—
Expected return on plan assets	(8)	(1)	(20)	(1)
Service cost		2		2
Settlement charge			258
Amortization of net actuarial loss	3	2	10	1
Net periodic benefit cost	$—	$5	$265	$4	$—	$—	$—

Six Months Ended June 30,
Interest cost	$10	$3	$26	$4	$—	$1	$1
Expected return on plan assets	(17)	(2)	(32)	(2)
Service cost		4		4
Settlement charge			258
Amortization of net actuarial loss	6	4	15	3
Net periodic benefit cost (credit)	$(1)	$9	$267	$9	$—	$1	$1

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

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate		June 30, 2020	December 31, 2019
Senior Notes due December 15, 2024	5.500%		$425	$425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	375	375
Senior Notes due November 15, 2027	5.375%		400	300
Senior Notes due June 15, 2028	5.625%		400
Term Facility A			474	474
Term Facility B			349	349
Other indebtedness			72	61
Debt issuance costs			(32)	(28)
			2,863	2,356
Less: Current portion of long-term debt			36	20
Long-term debt, less debt issuance costs			$2,827	$2,336

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

Senior notes activity — In June 2020, we completed the sale of $400 in senior unsecured notes ( June 2028 Notes) at 5.625%. The June 2028 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on December 15 and June 15 of each year, beginning on December 15, 2020. The June 2028 Notes will mature on June 15, 2028. Net proceeds of the offering totaled $395. Financing costs of $5 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The proceeds from the offering were used to pay down outstanding borrowings under our Revolving Facility and for general corporate purposes. Also, we completed the sale of an additional $100 of November 2027 Notes at 5.375%. The November 2027 Notes rank equally with Dana’s other unsecured senior notes. Interest on the notes is payable on May 15 and November 15 of each year, beginning on November 15, 2020. The November 2027 Notes will mature on November 15, 2027. Net proceeds of the offering totaled $99. Financing costs of $1 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The proceeds from the offering were used for general corporate purposes.

We may redeem some or all of the senior notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on the anniversary date of the senior notes in the year set forth below:

	Redemption Price
	December	April	June	November	June
Year	2024 Notes	2025 Notes	2026 Notes	2027 Notes	2028 Notes
2020	101.833%	104.313%
2021	100.917%	102.875%	103.250%
2022	100.000%	101.438%	102.167%	102.688%
2023	100.000%	100.000%	101.083%	101.344%	102.813%
2024		100.000%	100.000%	100.000%	101.406%
2025			100.000%	100.000%	100.000%
2026				100.000%	100.000%
2027					100.000%

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

At any time prior to June 15, 2023, we may redeem up to 35% of the aggregate principal amount of the June 2028 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 50% of the original aggregate principal amount of the June 2028 Notes remains outstanding after the redemption. Prior to June 15, 2023, we may redeem some or all of the June 2028 Notes at a redemption price of 100.000% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and the risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

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

On April 16, 2020, we amended certain provisions of our credit and guaranty agreement including gradually increasing the first lien net leverage ratio from a maximum of 2.00 to 1.00 to a maximum of 4.00 to 1.00 for the quarter ending December 31, 2020 and then, starting with the quarter ending December 31, 2021, decrease the ratio quarterly until it returns to its prior level of 2.00 to 1.00 for and after the quarter ending September 30, 2022, unless Dana, in its sole discretion, elects to return the first lien net leverage ratio to its prior level earlier than such date. We also amended certain restrictive covenants to provide additional limitations until December 31, 2021, unless Dana, in its sole discretion, elects to return the first lien net leverage ratio to its prior level prior to December 31, 2021.

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

The Term B Facility bears interest based on, at our option, the Base Rate plus 1.25% or the Eurodollar rate plus 2.25%. We have elected to pay interest on our advances under the Term Facilities at the Eurodollar Rate. The interest rate on the Term A Facility was 2.750% and the Term B Facility was 2.430%, inclusive of the applicable margins, as of June 30, 2020.

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

At  June 30, 2020, we had no outstanding borrowings under the Revolving Facility and had utilized $21 for letters of credit. We had availability at June 30, 2020 under the Revolving Facility of $979 after deducting the letters of credit.

Bridge facility — On April 16, 2020, we entered into a $500 bridge facility (the Bridge Facility). We recorded deferred fees of $5 related to the Bridge Facility. The deferred fees were being amortized over the life of the Bridge Facility. The Bridge Facility was to mature on April 15, 2021. On June 19, 2020, in connection with the issuance of our June 2028 Notes, we terminated the Bridge Facility and wrote off the $5 of deferred fees associated with the Bridge Facility.

Debt covenants — At June 30, 2020, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Term A Facility and Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.50 to 1.00 for the quarter ending June 30, 2020.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	June 30, 2020	December 31, 2019
Certificates of deposit	Marketable securities	2	$19	$19
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	3	14
Cash flow hedges	Other accrued liabilities	2	15	2
Undesignated	Accounts receivable - Other	2	1	1
Undesignated	Other accrued liabilities	2	2	1
Interest rate collars	Other accrued liabilities	2	11	3
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	5	71

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		June 30, 2020		December 31, 2019
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	2	$2,000	$2,024	$1,500	$1,570
Term Facility	2	823	817	823	823
Other indebtedness*	2	14	10	61	57
Total		$2,837	$2,851	$2,384	$2,450

*	The carrying value includes the unamortized portion of a fair value adjustment related to a terminated interest rate swap at both dates.

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps and interest rate collars designed to mitigate our interest rate risk. As of June 30, 2020, no fixed-to-floating interest rate swaps remain outstanding. However, a $4 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at June 30, 2020. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the three months and six months ended  June 30, 2020. We have outstanding interest rate collars with a notional value of $425 that will mature in December 2021. For interest rate collars, no payments or receipts are exchanged unless interest rates rise or fall in excess of a predetermined ceiling or floor rate.

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

The following fixed-to-fixed cross-currency swaps were outstanding at June 30, 2020:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $263 at June 30, 2020 and $508 at December 31, 2019. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,091 at June 30, 2020 and $1,090 at December 31, 2019.

The following currency derivatives were outstanding at June 30, 2020:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro, Thai baht	$59	$43	$102	Jun-2021
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble, Mexican peso, Australian dollar, Singapore dollar	60	8	68	Jan-2024
British pound	U.S. dollar, euro	1	3	4	Nov-2020
South African rand	Thai baht		2	2	Dec-2020
Thai baht	U.S. dollar, euro	3	13	16	Sep-2020
Canadian dollar	U.S. dollar	2		2	Feb-2021
Brazilian real	U.S. dollar, euro	24	9	33	Apr-2021
Indian rupee	U.S. dollar, British pound, euro		31	31	Jun-2021
Chinese renminbi	Canadian dollar, euro		5	5	Jul-2020
Total forward contracts		149	114	263

U.S. dollar	euro	316		316	Nov-2027
Euro	U.S. dollar	775		775	Jun-2026
Total currency swaps		1,091	—	1,091
Total currency derivatives		$1,240	$114	$1,354

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	June 30, 2020	December 31, 2019	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$(13)	$6	$(13)
Collar	(11)	(3)
Cross-Currency Swaps	29	(36)
Total	$5	$(33)	$(13)

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended June 30, 2020
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$1,078	$1,088	$(1)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income	1	5	1
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			21

	Six Months Ended June 30, 2020
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$3,004	$2,808	$3
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income	1	12	1
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			2

	Three Months Ended June 30, 2019
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$2,306	$1,980	$(10)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(3)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			15

	Six Months Ended June 30, 2019
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$4,469	$3,843	$(23)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(5)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(8)

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

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$ (5)	$ (2)	Cost of sales
Foreign currency forward contracts	3	1	Other income (expense), net

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$—	$—	Cost of sales
Foreign currency forward contracts	(6)	(12)	Other income (expense), net

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

Note 13. Commitments and Contingencies

Product liabilities — Accrued product liability costs were $2 at June 30, 2020 and $10 at December 31, 2019. We had also recognized amounts recoverable from third parties of $13 at June 30, 2020 and $13 at December 31, 2019. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $12 at June 30, 2020 and $13 at December 31, 2019. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of period	$97	$95	$101	$75
Acquisitions		2		17
Amounts accrued for current period sales	6	9	14	17
Adjustments of prior estimates	2	(3)	3	2
Settlements of warranty claims	(10)	(9)	(21)	(16)
Currency impact	1	1	(1)
Balance, end of period	$96	$95	$96	$95

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

We reported an income tax expense of $34 and income tax benefit of $52 for the second quarters of  2020 and 2019 and income tax expense of $18 and income tax benefit of $32 for the respective year-to-date periods. Our effective tax rates were (14)% and 291% for the first six months of 2020 and 2019. In the second quarter of 2020 we recorded an income tax expense of $56 for valuation allowances in foreign jurisdictions due to reduced income projections. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefits of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. During the second quarter of 2019, a pre-tax pension settlement charge of $258 with an associated income tax benefit of $9 was recorded. Also, during the second quarter of 2019, we recorded tax benefits of $48 related to tax actions that adjusted federal tax credits and $30 related to the development of a tax planning strategy which reduced valuation allowances on existing federal tax credits. During the first quarter of 2019, we recognized a benefit of $22 related to the release of valuation allowances in the U.S. based on increased income projections. Partially offsetting this benefit was $6 of expense related to a U.S. state law change. Excluding these items, the effective tax rate would be 8% and 29% for the 2020 and 2019 six-month periods, respectively. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Dividends of earnings from non-U.S. operations are generally no longer subjected to U.S. income tax. We continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amounts and sources of these earnings.

Note 16. Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Non-service cost components of pension and OPEB costs	$(3)	$(9)	$(5)	$(15)
Government grants and incentives	2	5	6	8
Foreign exchange gain (loss)	2	1	7	(10)
Strategic transaction expenses	(5)	(11)	(11)	(24)
Non-income tax legal judgment				6
Other, net	3	4	6	12
Other income (expense), net	$(1)	$(10)	$3	$(23)

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $26 and $23 at June 30, 2020 and December 31, 2019. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

Three Months Ended June 30, 2020	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$238	$121	$58	$62	$479
Europe	37	37	259	64	397
South America	10	25	6	2	43
Asia Pacific	52	17	78	12	159
Total	$337	$200	$401	$140	$1,078

Six Months Ended June 30, 2020
North America	$824	$320	$132	$185	$1,461
Europe	139	86	608	178	1,011
South America	40	88	13	7	148
Asia Pacific	142	39	180	23	384
Total	$1,145	$533	$933	$393	$3,004

Three Months Ended June 30, 2019
North America	$683	$254	$98	$139	$1,174
Europe	85	65	455	108	713
South America	38	85	11	6	140
Asia Pacific	121	33	110	15	279
Total	$927	$437	$674	$268	$2,306

Six Months Ended June 30, 2019
North America	$1,343	$507	$156	$280	$2,286
Europe	176	132	862	221	1,391
South America	71	160	20	11	262
Asia Pacific	243	69	188	30	530
Total	$1,833	$868	$1,226	$542	$4,469

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

Segment information —

	2020			2019
Three Months Ended June 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$337	$19	$(32)	$927	$33	$118
Commercial Vehicle	200	9	(8)	437	26	41
Off-Highway	401	9	38	674	5	103
Power Technologies	140	1	(1)	268	4	28
Eliminations and other		(38)			(68)
Total	$1,078	$—	$(3)	$2,306	$—	$290

Six Months Ended June 30,
Light Vehicle	$1,145	$49	$51	$1,833	$69	$220
Commercial Vehicle	533	29	13	868	53	82
Off-Highway	933	18	110	1,226	10	185
Power Technologies	393	7	29	542	10	62
Eliminations and other		(103)			(142)
Total	$3,004	$—	$203	$4,469	$—	$549

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Segment EBITDA	$(3)	$290	$203	$549
Corporate expense and other items, net	(2)	(4)	(3)	(6)
Depreciation	(84)	(79)	(169)	(153)
Amortization	(5)	(5)	(9)	(8)
Non-service cost components of pension and OPEB costs	(3)	(9)	(5)	(15)
Restructuring charges, net	(16)	(9)	(19)	(18)
Stock compensation expense	1	(5)	(3)	(10)
Strategic transaction expenses	(5)	(11)	(11)	(24)
Impairment of goodwill			(51)
Acquisition related inventory adjustments		(5)		(9)
Non-income tax legal judgment				6
Other items	5		2	(9)
Pension settlement charges, net		(258)		(258)
Earnings (loss) before interest and income taxes	(112)	(95)	(65)	45
Write-off deferred financing costs	(5)		(5)
Interest income	2	3	4	5
Interest expense	32	34	61	61
Loss before income taxes	(147)	(126)	(127)	(11)
Income tax expense (benefit)	34	(52)	18	(32)
Equity in earnings of affiliates	8	8	10	14
Net income (loss)	$(173)	$(66)	$(135)	$35

Note 19. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, driveshafts, wheel-end braking systems) and motors for electric vehicles and industrial applications.

Equity method investments exceeding $5 at June 30, 2020 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$85
Bendix Spicer Foundation Brake, LLC	20%	56
Axles India Limited	48%	8
All others as a group		13
Investments in equity affiliates		162
Investments in affiliates carried at cost		2
Investments in affiliates		$164

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At June 30, 2020, we employed approximately 33,300 people, operated in 34 countries and had 146 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$337	31.3%	$927	40.2%	$1,145	38.1%	$1,833	41.0%
Commercial Vehicle	200	18.5%	437	19.0%	533	17.7%	868	19.4%
Off-Highway	401	37.2%	674	29.2%	933	31.1%	1,226	27.5%
Power Technologies	140	13.0%	268	11.6%	393	13.1%	542	12.1%
Total	$1,078		$2,306		$3,004		$4,469

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Our Board of Directors authorized a $200 share repurchase program effective in 2018 which expires at the end of 2021. Through June 30, 2020, we have used cash of $50 to repurchase common shares under the program. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the global COVID-19 pandemic, we have temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our existing common stock share repurchase program.

Financing actions — During 2019 we expanded our credit and guaranty agreement, entering into $675 of additional floating rate term loans to fund the ODS acquisition (see Acquisitions section below) and increasing our revolving credit facility to $1,000 and extending its maturity by two years. We completed a $300 2027 note offering and used the proceeds to repay $300 of higher cost 2023 notes. During 2019, we terminated one of our U.S. defined benefit pension plans, settling approximately $165 of previously unfunded pension obligations and eliminating future funding risk associated with interest rate and other market developments. In response to the global COVID-19 pandemic, during June 2020, we completed a $400 2028 note offering and a $100 add on to our 2027 notes. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Acquisitions

Ashwoods Innovations Limited — On February 5, 2020, we acquired Curtis Instruments, Inc.'s (Curtis) 35.4% ownership interest in Ashwoods Innovations Limited (Ashwoods). Ashwoods designs and manufactures permanent magnet electric motors for the automotive, material handling and off-highway vehicle markets. The acquisition of Curtis' interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a 97.8% ownership interest and a controlling financial interest in Ashwoods. We recognized a $3 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in Ashwoods to fair value. The total purchase consideration of $22 is comprised of $8 of cash paid to Curtis at closing, the $10 fair value of our previously held equity method investment in Ashwoods and $4 related to the effective settlement of a pre-existing loan payable due from Ashwoods. During March 2020, we acquired the remaining noncontrolling interests in Ashwoods held by employee shareholders. See Hydro-Québec relationship discussion below for details of the subsequent change in our ownership interest in Ashwoods. The results of operations of Ashwoods are reported within our Off-Highway operating segment. Ashwoods had an insignificant impact on our consolidated results of operations during 2020.

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

Hydro-Québec Relationship

On June 22, 2018, we acquired a 55% ownership interest in TM4 from Hydro-Québec. On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and increasing its existing indirect 22.5% noncontrolling interest in PEPS to 45%. We received $65 at closing, consisting of $53 of cash and a note receivable of $12. The note is payable in five years and bears annual interest of 5%. Dana will continue to consolidate SME and PEPS as the governing documents continue to provide Dana with a controlling financial interest in these subsidiaries. See Acquisitions section above for a discussion of Dana's acquisitions of PEPS and SME. On April 14, 2020, Hydro-Québec acquired an indirect 45% redeemable noncontrolling interest in Ashwoods. We received $9 in cash at closing, inclusive of $2 in proceeds on a loan from Hydro-Québec. Dana will continue to consolidate Ashwoods as the governing documents continue to provide Dana with a controlling financial interest in this subsidiary. See Acquisitions section above for a discussion of Dana's acquisition of Ashwoods.

Trends in Our Markets

The global novel coronavirus disease (COVID-19) pandemic has had and is expected to continue to have an adverse effect on our business, results of operations, cash flows and financial condition. The global COVID-19 pandemic has negatively impacted the global economy, disrupted our operations as well as those of our customers, suppliers and the global supply chains in which we participate, and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term operational, strategic and capital structure initiatives, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.

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

In response to the rapid dissipation of customer demand, the company has taken actions to conserve cash by flexing its conversion costs across its global manufacturing, assembly and distribution facilities and aggressively reducing its cost base and eliminating discretionary spending at its technical centers and administrative offices. Cost flex activities at our operating facilities has included reduction of material orders, flexing labor costs, halting non-production spending and delaying capital spending where and when appropriate. Cost reduction activities at our technical centers and administrative offices has included a temporary 20% reduction in salaried employee wages, a temporary 20% reduction in board of director remuneration, a temporary 50% reduction in the Chief Executive Officer's compensation, elimination of cash incentive compensation, a moratorium on travel and entertainment expenditures and delaying capital spending and investment in research and development activities where and when appropriate. The company is also temporarily suspending the declaration and payment of dividends to common shareholders and temporarily suspending the repurchase of common stock under its existing common stock share repurchase program. In addition, the company is taking advantage of various government programs and subsidies in the countries in which it operates, including certain provisions of the Coronavirus Aid, Relief and Economic Security (CARES) Act.

As of June 30, 2020, we had total liquidity of $1,687 including cash and cash equivalents (less deposits), marketable securities and availability from our Revolving Facility. Also, the company has no meaningful debt maturities before 2024.

As we continue to manage through the unprecedented disruption in our markets and associated economic uncertainty resulting from the global COVID-19 pandemic, we will continue to respond in a measured, swift and decisive manner with continued emphasis on health and safety, cash conservation and maintenance of our liquidity position.

Foreign Currency

With 55% of our first-half 2020 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and Brazil accounted for 53% and 7% of our first-half 2020 non-U.S. sales, respectively, while China, India and Thailand accounted for 10%, 6% and 5%, respectively. Although sales in Argentina and South Africa were each less than 5% of our non-U.S. sales, exchange rate movements of those countries have been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in 2018, with sales increasing by $16 principally due to a stronger euro, Thai baht and Chinese renminbi, partially offset by a weaker Brazilian real, Argentine peso and Indian rupee. Weaker international currencies during 2019 decreased sales by $177, with the euro, Brazilian real and South African rand accounting for $103, $30 and $15 of the decrease, respectively. Weaker international currencies decreased sales by $61 during the first six months of 2020 compared to the same period last year, with the Brazilian real, euro, Chinese renminbi and South African rand accounting for $25, $17, $6 and $5 of the decrease, respectively.

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

The Brazil market is an important market for our Commercial Vehicle segment, representing about 16% of this segment's first-half 2020 sales. Our medium/heavy truck sales in Brazil account for approximately 77% of our first-half 2020 sales in the country. Reduced market demand resulting from the weak economic environment in Brazil during 2015 and 2016 lead to significant production level declines in the light truck and medium/heavy markets. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions and reduced costs to the extent practicable. The Brazilian economy rebounded in 2017 and 2018, leading to increased medium/heavy and light truck production of more than 40% in each of those segments over the two-year period. Sales by our operations in Brazil were $393 in 2019, up 1% from 2018, reflective of modestly higher medium/heavy and light truck production levels in 2019. Sales by our operations in Brazil were $114 in the first half of 2020, down 44% from the same period of 2019, reflective of lower medium/heavy truck production levels.

As indicated above, Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first half of 2020 of approximately $27 are approximately 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $15, including $6 of net fixed assets, at June 30, 2020.

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

Prices for commodities such as steel and aluminum rose during 2019, due to strong global demand. Higher commodity prices reduced year-over-year earnings in 2019 by approximately $30, as compared to year-over-year earnings reductions of $115 in 2018. Material recovery and other pricing actions decreased earnings in 2019 by $10, whereas pricing and recovery actions increased year-over-year earnings in 2018 by $80. Lower commodity prices increased year-over-year second-quarter and six-month earnings in 2020 by $4 and $22, as compared to year-over-year earnings reductions of $19 and $44 in the same periods last year. Material cost recovery and other pricing actions decreased year-over-year earnings in the second quarter and first six months of 2020 by $24 and $51, whereas pricing and recovery actions increased year-over-year earnings by $14 and $22 in the same periods last year.

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

Summary Consolidated Results of Operations (Second Quarter, 2020 versus 2019)

	Three Months Ended June 30,
	2020		2019
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,078		$2,306		$(1,228)
Cost of sales	1,088	100.9%	1,980	85.9%	(892)
Gross margin	(10)	-0.9%	326	14.1%	(336)
Selling, general and administrative expenses	82	7.6%	140	6.1%	(58)
Amortization of intangibles	3		4		(1)
Restructuring charges, net	16		9		7
Pension settlement charge			(258)		258
Other expense, net	(1)		(10)		9
Loss before interest and income taxes	(112)		(95)		(17)
Write-off deferred financing costs	(5)				(5)
Interest income	2		3		(1)
Interest expense	32		34		(2)
Loss before income taxes	(147)		(126)		(21)
Income tax expense (benefit)	34		(52)		86
Equity in earnings of affiliates	8		8		—
Net loss	(173)		(66)		(107)
Less: Noncontrolling interests net income			2		(2)
Less: Redeemable noncontrolling interests net income	1				1
Net loss attributable to the parent company	$(174)		$(68)		$(106)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	June 30,			Amount of Change Due To
	2020	2019	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$479	$1,174	$(695)	$(1)	$—	$(694)
Europe	397	713	(316)	(7)		(309)
South America	43	140	(97)	(12)		(85)
Asia Pacific	159	279	(120)	(7)	3	(116)
Total	$1,078	$2,306	$(1,228)	$(27)	$3	$(1,204)

Sales in 2020 were $1,228 lower than in 2019. Weaker international currencies decreased sales by $27, principally due to a weaker Brazilian real, euro and Chinese renminbi. The acquisition of PEPS in last year's second quarter and Ashwoods in this year's first quarter, generated a year-over-year increase in sales of $3. The organic sales decrease of $1,204, or 52%, resulted from the rapid dissipation in production volumes across all of our end markets as a result of the global COVID-19 pandemic, partially offset by the conversion of sales backlog. The impact of the global COVID-19 pandemic on our operations as well as those of our customers, suppliers and the global supply chains in which we participate, was most notable during April 2020, with a measured ramp up in production beginning in May and continuing into June 2020. Pricing actions, including material commodity price and inflationary cost adjustments, reduced sales by $24.

The North America organic sales decrease of 59% was driven principally by weaker light and medium/heavy duty truck production volumes resulting from the global COVID-19 pandemic, partially offset by the conversion of sales backlog. Second-quarter 2020 full frame light truck production was down 71% while production of Class 8 and Classes 5-7 trucks were down 81% and 67%, respectively.

Excluding currency and acquisition effects, sales in Europe were down 43% compared with 2019. With our significant Off-Highway presence in the region, weakening construction/mining and agricultural markets due to the global COVID-19 pandemic were a major factor. Organic sales in this operating segment were down 39% compared with the second quarter of 2019.

Excluding currency effects, second quarter sales in South America decreased 61% compared to 2019 due primarily to the global COVID-19 pandemic. Second-quarter 2020 medium/heavy truck production was down 62% and light truck production was down 77%.

Excluding currency and acquisition effects, sales in Asia Pacific decreased about 42% primarily due to the global COVID-19 pandemic. Light truck, light vehicle engine and medium/heavy truck production were down 22%, 28% and 10%, respectively from the second quarter of 2019.

Cost of sales and gross margin — Cost of sales for the second quarter of 2020 decreased $892, or 45% when compared to 2019. Cost of sales as a percent of sales in 2020 was 1,500 basis points higher than in the previous year. Cost of sales attributed to acquisitions was approximately $10. Excluding the effects of acquisitions, cost of sales as a percent of sales was 100.3%, 1,440 basis points higher than in the previous year. The increase in cost of sales as a percent of sales was largely attributable to actions to flex down our cost structure lagging the rapid dissipation of customer demand across all of our end markets as a result of the global COVID-19 pandemic, our inability to effectively reduce labor costs in certain countries due to government requirements, as well as our inability to reduce fixed costs including depreciation and rent expense. Partially offsetting the impact of the rapid dissipation of customer demand were lower commodity prices which lowered material costs by $4 and continued material cost savings of approximately $11.

Gross margin of ($10) for 2020 decreased $336 from 2019. Gross margin as a percent of sales was (0.9%) in 2020, 1,500 basis points lower than in 2019. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2020 were $82 (7.6% of sales) as compared to $140 (6.1% of sales) in 2019. SG&A attributed to acquisitions was $1. Excluding the increase associated with acquisitions, SG&A expenses were 140 basis points higher than the same period of 2019. The year-over-year decrease of $59 exclusive of acquisitions was primarily due to lower year-over-year incentive compensation as well as lower salaried employee wages, benefits, travel expenses and professional fees resulting from the execution of cost reduction initiatives in response to the global COVID-19 pandemic.

Amortization of intangibles — Amortization expense was $3 in 2020 and $4 in 2019. The decrease in amortization expense of $1 in 2020 was attributable to the impact of weaker international currencies, primarily the euro.

Restructuring charges, net — Restructuring charges of $16 in 2020 were comprised of severance and benefit costs primarily related to headcount reductions across our operations in response to the global COVID-19 pandemic and exit costs related to previously announced actions. Restructuring charges of $9 in 2019 were comprised of severance and benefit costs primarily related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Pension settlement charge — See Note 10 of the consolidated financial statements in Item 1 of Part I for a discussion of the termination of one of our U.S. defined benefit pension plans.

Other expense, net — The following table shows the major components of other expense, net.

	Three Months Ended
	June 30,
	2020	2019
Non-service cost components of pension and OPEB costs	$(3)	$(9)
Government grants and incentives	2	5
Foreign exchange gain	2	1
Strategic transaction expenses	(5)	(11)
Other, net	3	4
Other expense, net	$(1)	$(10)

Strategic transaction expenses in 2020 were primarily attributable to the acquisitions of Nordresa and ODS and certain other strategic initiatives. Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Write-off deferred financing costs — On June 19, 2020, in connection with the issuance of our June 2028 Notes, we terminated our $500 bridge facility and wrote off $5 of deferred fees associated with the bridge facility. See Note 11 of the consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $2 in 2020 and $3 in 2019. Interest expense decreased from $34 in 2019 to $32 in 2020, as the benefit of lower average effective interest rates was partially offset by higher average debt levels. The increase in average debt levels is primarily attributable to outstanding borrowings under the Revolving Facility during the second quarter of 2020. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 4.7% in 2020 and 5.4% in 2019.

Income tax expense (benefit) — We reported an income tax expense of $34 and income tax benefit of $52 for the second quarter, 2020 and 2019, respectively. In the second quarter of 2020 we recorded an income tax expense of $56 for valuation allowances in foreign jurisdictions due to reduced income projections. During the second quarter of 2019, a pre-tax pension settlement charge of $258 with an associated income tax benefit of $9 was recorded. Also, during the second quarter of 2019, we recorded tax benefits of $48 related to tax actions that adjusted federal tax credits and $30 related to the development of a tax planning strategy which reduced valuation allowances on existing federal tax credits. Excluding these items, the effective tax rate would be 15% and 27% for the 2020 and 2019 three-month period. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

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

Equity in earnings of affiliates — Net earnings from equity investments was $8 in both 2020 and 2019. Equity in earnings from DDAC was $9 in 2020 and $6 in 2019. After experiencing significant impacts resulting from the global COVID-19 pandemic during the first quarter of 2020, DDAC experienced higher demand levels during the second quarter of 2020 primarily driven by increased demand for certain medium/heavy vehicles by the Chinese government. Equity in earnings from BSFB was de minimis in 2020 and $2 in 2019.

Summary Consolidated Results of Operations (Year-to-Date, 2020 versus 2019)

	Six Months Ended June 30,
	2020		2019
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$3,004		$4,469		$(1,465)
Cost of sales	2,808	93.5%	3,843	86.0%	(1,035)
Gross margin	196	6.5%	626	14.0%	(430)
Selling, general and administrative expenses	188	6.3%	276	6.2%	(88)
Amortization of intangibles	6		6		—
Restructuring charges, net	19		18		1
Impairment of goodwill	(51)				(51)
Pension settlement charge			(258)		258
Other income (expense), net	3		(23)		26
Earnings (loss) before interest and income taxes	(65)		45		(110)
Write-off deferred financing costs	(5)				(5)
Interest income	4		5		(1)
Interest expense	61		61		—
Loss before income taxes	(127)		(11)		(116)
Income tax expense (benefit)	18		(32)		50
Equity in earnings of affiliates	10		14		(4)
Net income (loss)	(135)		35		(170)
Less: Noncontrolling interests net income	2		6		(4)
Less: Redeemable noncontrolling interests net loss	(21)		(1)		(20)
Net income (loss) attributable to the parent company	$(116)		$30		$(146)

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended
	June 30,			Amount of Change Due To
	2020	2019	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,461	$2,286	$(825)	$(1)	$30	$(854)
Europe	1,011	1,391	(380)	(24)	60	(416)
South America	148	262	(114)	(25)		(89)
Asia Pacific	384	530	(146)	(11)	29	(164)
Total	$3,004	$4,469	$(1,465)	$(61)	$119	$(1,523)

Sales in 2020 were $1,465 lower than in 2019. Weaker international currencies decreased sales by $61, principally due to a weaker Brazilian real, euro, Chinese renminbi and South African rand. The acquisitions of ODS in last year's first quarter, PEPS in last year's second quarter and Ashwoods in this year's first quarter, generated a year-over-year increase in sales of $119. The organic sales decrease of $1,523, or 34%, resulted from weaker light and medium/heavy truck markets and lower global off-highway demand in January and February 2020 and the rapid dissipation in production volumes across all of our end markets beginning in March 2020 as a result of the global COVID-19 pandemic, partially offset by the conversion of sales backlog. The impact of the global COVID-19 pandemic on our operations as well as those of our customers, suppliers and the global supply chains in which we participate, was most notable during April 2020, with a measured ramp up in production beginning in May and continuing into June 2020. Pricing actions, including material commodity price and inflationary cost adjustments, reduced sales by $51.

The North America organic sales decrease of 37% was driven principally by weaker light and medium/heavy duty truck production volumes resulting from the global COVID-19 pandemic, partially offset by the conversion of sales backlog. First-half 2020 full frame light truck production was down 40% while production of Class 8 and Classes 5-7 trucks were down 57% and 42%, respectively.

Excluding currency and acquisition effects, sales in Europe were down 30% compared with 2019. With our significant Off-Highway presence in the region, weakening construction/mining and agricultural markets due to the global COVID-19 pandemic were a major factor. Organic sales in this operating segment were down 31% compared with the first half of 2019.

Excluding currency effects, first six months sales in South America decreased 34% compared to 2019 primarily due to the global COVID-19 pandemic. First-half 2020 medium/heavy truck production was down 34% and light truck production was down 44%.

Excluding currency and acquisition effects, sales in Asia Pacific decreased about 31% as China's economy was weakening even before the onset of the COVID-19 pandemic. Light truck, light vehicle engine and medium/heavy truck production were down 24%, 29% and 18%, respectively from the first half of 2019.

Cost of sales and gross margin — Cost of sales for the first half of 2020 decreased $1,035, or 27% when compared to 2019. Cost of sales as a percent of sales in 2020 was 750 basis points higher than in the previous year. Cost of sales attributed to acquisitions was approximately $125. Excluding the effects of acquisitions, cost of sales as a percent of sales was 93.0%, 700 basis points higher than in the previous year. The increase in cost of sales as a percent of sales was largely attributable to actions to flex down our cost structure lagging the rapid dissipation of customer demand across all of our end markets as a result of the global COVID-19 pandemic, our inability to effectively reduce labor costs in certain countries due to government requirements, as well as our inability to reduce fixed costs including depreciation and rent expense. Partially offsetting the impact of the rapid dissipation of customer demand were lower commodity prices which lowered material costs by $22 and continued material cost savings of approximately $30.

Gross margin of $196 for 2020 decreased $430 from 2019. Gross margin as a percent of sales was 6.5% in 2020, 750 basis points lower than in 2019. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2020 were $188 (6.3% of sales) as compared to $276 (6.2% of sales) in 2019. SG&A attributed to acquisitions was $8. Excluding the increase associated with acquisitions, SG&A expenses as a percent of sales were comparable with the same period of 2019. The year-over-year decrease of $96 exclusive of acquisitions was primarily due to lower year-over-year incentive compensation as well as lower salaried employee wages, benefits, travel expenses and professional fees resulting from the execution of cost reduction initiatives in response to the global COVID-19 pandemic.

Amortization of intangibles — Amortization expense was $6 in both 2020 and 2019.

Restructuring charges — Restructuring charges of $19 in 2020 were comprised of severance and benefit costs primarily related to headcount reductions across our operations in response to the global COVID-19 pandemic and exit costs related to previously announced actions. Restructuring charges of $18 in 2019 were comprised of severance and benefit costs primarily related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Impairment of goodwill — During the first quarter of 2020, we recorded a $51 goodwill impairment charge. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Pension settlement charge — See Note 10 of the consolidated financial statements in Item 1 of Part I for a discussion of the termination of one of our U.S. defined benefit pension plans.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Six Months Ended
	June 30,
	2020	2019
Non-service cost components of pension and OPEB costs	$(5)	$(15)
Government grants and incentives	6	8
Foreign exchange gain (loss)	7	(10)
Strategic transaction expenses	(11)	(24)
Non-income tax legal judgment		6
Other, net	6	12
Other income (expense), net	$3	$(23)

Foreign exchange loss in 2019 included a loss on the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. See Note 12 of our consolidated financial statements in Item 1 of Part I for additional information. Strategic transaction expenses in 2020 were primarily attributable to the acquisitions of Nordresa and ODS and certain other strategic initiatives. Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information. During the first quarter of 2019, we won a legal judgment regarding the methodology used to calculate PIS/COFINS tax in Brazil.

Write-off deferred financing costs — On June 19, 2020, in connection with the issuance of our June 2028 Notes, we terminated our $500 bridge facility and wrote off $5 of deferred fees associated with the bridge facility. See Note 11 of the consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $4 in 2020 and $5 in 2019. Interest expense was $61 in both 2020 and 2019, as the benefit of lower average effective interest rates was offset by higher average debt levels. The increase in average debt levels is primarily attributable to outstanding borrowings under the Revolving Facility during the first half of 2020. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 4.7% in 2020 and 5.2% in 2019.

Income tax expense (benefit) —We reported an income tax expense of $18 and income tax benefit of $32 for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rates were (14)% and 291% for the first six months of 2020 and 2019. In the second quarter of 2020 we recorded an income tax expense of $56 for valuation allowances in foreign jurisdictions due to reduced income projections. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefit of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. During the second quarter of 2019, a pre-tax pension settlement charge of $258 with an associated income tax benefit of $9 was recorded. Also, during the second quarter of 2019, we recorded tax benefits of $48 related to tax actions that adjusted federal tax credits and $30 related to the development of a tax planning strategy which reduced valuation allowances on existing federal tax credits. During the first quarter of 2019, we recognized a benefit of $22 related to release of valuation allowances in the U.S. based on improved income projections. Partially offsetting this benefit was $6 of expense related to a U.S. state law change. Excluding these items, the effective tax rate would be 8% and 29% for the 2020 and 2019 six-month periods, respectively. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

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

Equity in earnings of affiliates — Net earnings from equity investments was $10 in 2020 and $14 in 2019. Equity in earnings from DDAC was $8 in 2020 and $10 in 2019.
After experiencing significant impacts resulting from the global COVID-19 pandemic during the first quarter of 2020, DDAC experienced higher demand levels during the second quarter of 2020 primarily driven by increased demand for certain medium/heavy vehicles by the Chinese government.
Equity in earnings from BSFB was $3 in 2020 and $4 in 2019.

Segment Results of Operations (2020 versus 2019)

Light Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$927	$118	12.7%	$1,833	$220	12.0%
Volume and mix	(565)	(146)		(642)	(165)
Performance	(19)	(5)		(35)	(4)
Currency effects	(6)	1		(11)
2020	$337	$(32)	-9.5%	$1,145	$51	4.5%

Light Vehicle sales in the second quarter and first half of 2020, exclusive of currency effects, were 63% and 37% lower than the same period of 2019. The rapid dissipation in customer demand resulting from the global COVID-19 pandemic was partially offset by conversion of sales backlog. Year-over-year North America full frame light truck production decreased 71% in this year's second quarter while light truck production in Europe, South America and Asia Pacific declined by 64%, 77% and 22%, respectively. Year-over-year North America full frame light truck production decreased 40% in this year's first six months while light truck production in Europe, South America and Asia Pacific declined by 39%, 44% and 24%, respectively. Net customer pricing and cost recovery actions further decreased year-over-year sales by $16 and $32 in this year's second quarter and first six months, respectively.

Light Vehicle second-quarter segment EBITDA decreased by $150 from last year, with first-half earnings lower by $169. Lower sales volumes provided a year-over-year headwind of $146 (25.8% decremental margin) and $165 (25.7% decremental margin) in the second quarter and first six months, respectively, as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings decrease in the second quarter was driven by lower net pricing and material cost recovery of $16, operational inefficiencies of $6 and incremental safety costs of $2 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment. Partially offsetting these performance-related earnings decreases were the benefit of the temporary reduction in salaried employee wages of $6, certain benefits of the CARES Act of $5, material cost savings of $3, lower incentive compensation of $2, commodity cost decreases of $2 and lower warranty expense of $1. The year-over-year performance related-earnings decrease in the first six months was driven by lower net pricing and material cost recovery of $32, operational inefficiencies of $14 and incremental safety costs of $2 directly related to the global COVID-19 pandemic. Partially offsetting these performance-related earnings decreases were commodity cost decreases of $14, material cost savings of $10, the benefit of the temporary reduction in salaried employee wages of $6, certain benefits of the CARES Act of $5, lower incentive compensation of $5 and lower warranty expense of $4.

Commercial Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$437	$41	9.4%	$868	$82	9.4%
Volume and mix	(227)	(58)		(310)	(79)
Acquisitions	3	(3)		6	(7)
Performance	(4)	12		(9)	18
Currency effects	(9)			(22)	(1)
2020	$200	$(8)	-4.0%	$533	$13	2.4%

Commercial Vehicle sales in the second quarter and first half of 2020, exclusive of currency effects and the impact of acquisitions, were 53% and 37% lower than the same period of 2019. Declining market conditions coming out of 2019 deteriorated further with the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Year-over-year North America Class 8 production was down 81% and Classes 5-7 production was down 67% in this year's second quarter. Year-over-year medium/heavy truck production in Europe, South America and Asia Pacific were down 63%, 62% and 10%, respectively, in this year's second quarter. Year-over-year North America Class 8 production was down 57% and Classes 5-7 production was down 42% in this year's first six months. Year-over-year medium/heavy truck production in Europe, South America and Asia Pacific were down 46%, 34% and 18%, respectively, in this year's first six months. Net customer pricing and cost recovery actions further decreased year-over-year sales by $4 and $9 in this year's second quarter and first six months, respectively.

Commercial Vehicle second-quarter segment EBITDA decreased by $49 from last year, with first-half earnings lower by $69. Lower sales volumes provided a year-over-year headwind of $58 (25.6% decremental margin) and $79 (25.5% decremental margin) in the second quarter and first six months, respectively, as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings increase in the second quarter was driven by the benefit of the temporary reduction in salaried employee wages of $5, improved operational efficiencies of $3, certain benefits of the CARES Act of $2, material cost savings of $2, lower incentive compensation of $2, commodity cost decreases of $1, lower warranty expense of $1 and lower premium freight of $1. Partially offsetting these performance-related earnings increases were lower net pricing and material recovery of $4 and incremental safety costs of $1 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment. The year-over-year performance-related earnings increase in the first six month was driven by material cost savings of $7, the benefit of the temporary reduction in salaried employee wages of $5, lower incentive compensation of $5, commodity cost decreases of $4, lower premium freight of $4, certain benefits of the CARES Act of $2 and lower warranty expense of $1. Partially offsetting these performance-related earnings increases were lower net pricing and material recovery actions of $9 and incremental safety costs of $1 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment.

Off-Highway

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$674	$103	15.3%	$1,226	$185	15.1%
Volume and mix	(259)	(66)		(375)	(92)
Acquisitions				113	14
Performance	(4)	2		(9)	6
Currency effects	(10)	(1)		(22)	(3)
2020	$401	$38	9.5%	$933	$110	11.8%

Excluding currency effects and the impact of the ODS and Ashwoods acquisitions, second-quarter and first-half 2020 sales in our Off-Highway segment decreased 39% and 31% compared to last year. Already declining global construction/mining and agricultural equipment markets coming out of 2019 deteriorated further with the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. Net customer pricing and cost reduction actions further decreased year-over-year sales by $4 and $9 in this year's second quarter and first six months, respectively.

Off-Highway second-quarter segment EBITDA decreased by $65 from last year, with first-half earnings lower by $75. Lower sales volumes provided a year-over-year headwind of $66 (25.5% decremental margin) and $92 (24.5% decremental margin) in the second quarter and first six months, respectively, as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings increase in the second quarter was driven by the benefit of the temporary reduction in salaried employee wages of $9, material cost savings of $5, commodity cost decreases of $1, lower incentive compensation of $1 and certain benefits of the CARES Act of $1. Partially offsetting these performance-related earnings increases were lower net pricing and material recovery of $4, higher warranty expense of $3, operational inefficiencies of $6 and incremental safety costs of $2 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment. The year-over-year performance-related earnings increase in the first six months was driven by material cost savings of $10, the benefit of the temporary reduction in salaried employee wages of $9, commodity cost decreases of $4, lower incentive compensation of $2 and certain benefits of the CARES Act of $1. Partially offsetting these performance-related earnings increases were lower net pricing and material recovery of $9, higher warranty expense of $2, operational inefficiencies of $7 and incremental safety costs of $2 directly related to the global COVID-19 pandemic.

Power Technologies

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$268	$28	10.4%	$542	$62	11.4%
Volume and mix	(126)	(40)		(142)	(45)
Performance		11		(1)	12
Currency effects	(2)			(6)
2020	$140	$(1)	-0.7%	$393	$29	7.4%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, sales for the second quarter and first half of 2020 were 47% and 26% lower than the same periods of 2019, primarily due to lower market demand resulting from the global COVID-19 pandemic. Light vehicle engine production declined in North America, Europe and Asia Pacific compared to last year's second quarter and first six months.

Power Technologies second-quarter segment EBITDA decreased $29 from last year, with first-half earnings lower by $33. Lower sales volumes provided a year-over-year headwind of $40 (31.7% decremental margin) and $45 (31.7% decremental margin) in the second quarter and first six months, respectively, as actions to flex down our cost structure lagged the dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings increase in the second quarter was driven by the benefit of the temporary reduction in salaried employee wages of $5, operational efficiencies of $3, lower incentive compensation of $2, material cost savings of $1 and certain benefits of the CARES Act of $1. Partially offsetting these performance-related earnings increases was incremental safety costs of $1 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment. The year-over-year performance-related earnings increase in the first six months was driven by the benefit of the temporary reduction in salaried employee wages of $5, material savings of $3, lower incentive compensation of $3, operational efficiencies of $2 and certain benefits of the CARES Act of $1. Partially offsetting these performance-related earnings increases were lower net pricing and material recovery of $1 and incremental safety costs of $1 directly related to the global COVID-19 pandemic.

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

The following table provides a reconciliation of net income (loss) to adjusted EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(173)	$(66)	$(135)	$35
Equity in earnings of affiliates	8	8	10	14
Income tax expense (benefit)	34	(52)	18	(32)
Loss before income taxes	(147)	(126)	(127)	(11)
Depreciation and amortization	89	84	178	161
Restructuring charges, net	16	9	19	18
Interest expense, net	30	31	57	56
Write-off deferred financing costs	5		5
Impairment of goodwill			51
Pension settlement charges		258		258
Other*	2	30	17	61
Adjusted EBITDA	$(5)	$286	$200	$543
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

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$(75)	$73	$(126)	$57
Purchases of property, plant and equipment	(58)	(92)	(121)	(190)
Free cash flow	(133)	(19)	(247)	(133)
Discretionary pension contribution	—	62	—	62
Adjusted free cash flow	$(133)	$43	$(247)	$(71)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at June 30, 2020:

Cash and cash equivalents	$694
Less: Deposits supporting obligations	(5)
Available cash	689
Additional cash availability from Revolving Facility	979
Marketable securities	19
Total liquidity	$1,687

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had availability of $979 at June 30, 2020 under the Revolving Facility after deducting $21 of outstanding letters of credit.

The components of our June 30, 2020 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$411	$175	$586
Cash and cash equivalents held as deposits		5	5
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	100	103
Consolidated cash balance	$414	$280	$694

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

At June 30, 2020, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Term Facilities and the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Term A Facility and the Revolving Facility are subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

In response to the COVID-19 pandemic we have taken controlled and measured actions to preserve liquidity including but not limited to flexing our cost structure, reducing capital spending and investments in research and development activities where and when appropriate, taking advantage of various government programs and subsidies including certain provisions of the CARES Act, temporarily suspending the declaration and payment of dividends to common shareholders and temporarily suspending the repurchase of common stock under our existing common stock share repurchase program. During June 2020, we completed the sale of $400 in senior unsecured notes due June 15, 2028 (June 2028 Notes) as well as a $100 add on to our senior unsecured notes due November 15, 2027 (November 2027 Notes).

On April 16, 2020, we amended certain provisions of our credit and guaranty agreement including gradually increasing the first lien net leverage ratio from a maximum of 2.00 to 1.00 to a maximum of 4.00 to 1.00 for the quarter ending December 31, 2020 and then, starting with the quarter ending December 31, 2021, decrease the ratio quarterly until it returns to its prior level of 2.00 to 1.00 for and after the quarter ending September 30, 2022, unless Dana, in its sole discretion, elects to return the first lien net leverage ratio to its prior level of 2.00 to 1.00 earlier than such date. We also amended certain restrictive covenants to provide additional limitations on incurring additional liens, taking on additional debt, paying dividends, entering into certain transactions with affiliates, making certain investments and disposing of certain assets until December 31, 2021, unless Dana, in its sole discretion, elects to return the first lien net leverage ratio to its prior level prior to December 31, 2021. At June 30, 2020, we were in compliance with the covenants of our financing agreements.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Six Months Ended
	June 30,
	2020	2019
Cash used for changes in working capital	$(228)	$(247)
Other cash provided by operations	102	304
Net cash provided by (used in) operating activities	(126)	57
Net cash used in investing activities	(141)	(863)
Net cash provided by financing activities	476	577
Net increase (decrease) in cash, cash equivalents and restricted cash	$209	$(229)

Operating activities — Exclusive of working capital, other cash provided by operations was $102 and $304 in 2020 and 2019. The year-over-year decrease is primarily attributable to lower operating earnings as a result of the global COVID-19 pandemic, partially offset by a $62 discretionary pension contribution made to one of our U.S. defined benefit pension plans in the second quarter of 2019. Reference is made to Note 10 of the consolidated financial statements in Item 1 of Part I for a discussion of the settlement of this U.S. defined benefit pension plan.

Working capital used cash of $228 and $247 in 2020 and 2019. Cash of $201 was provided by lower levels of receivables in 2020, while cash of $193 was used to finance increased receivables in 2019. The lower level of cash required for receivables in 2020 was due primarily to the rapid dissipation of customer demand beginning in March 2020 as a result of the global COVID-19 pandemic. Cash of $53 was provided by lower inventory levels in 2020, while cash of $47 was used to fund higher inventory levels in 2019. Cash of $482 and $7 was used to reduce accounts payable and other net liabilities in 2020 and 2019. The reduction in accounts payable and other net liabilities in 2020 was principally driven by lower raw material purchases beginning in March 2020 due to the rapid dissipation of customer demand resulting from the COVID-19 pandemic.

Investing activities — Expenditures for property, plant and equipment were $121 and $190 during 2020 and 2019. The elevated level of capital spend during 2019 was primarily in support of new customer programs and information systems upgrades. During 2020, capital spending has been delayed where and when appropriate in response to the global COVID-19 pandemic. During the first quarter of 2020, we paid $8 to acquire Curtis' 35.4% ownership interest in Ashwoods. The acquisition of Curtis's interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a controlling financing interest in Ashwoods. During 2019, we paid $545, net of cash and restricted cash acquired, to purchase ODS, we paid $61 to acquire SME and we paid $48, net of cash acquired, to purchase PEPS. During 2019, we paid $21 to settle the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. During 2020 and 2019, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2020, we completed the issuance of $400 of our June 2028 Notes and the issuance of an additional $100 of our November 2027 Notes, paying financing cost of $6. During 2020, we entered into a $500 bridge facility, paying financing cost of $5. We subsequently terminated the bridge facility. During 2019, we entered into an amended credit and guaranty agreement comprised of a $500 Term A Facility, a $450 Term B Facility and a $750 Revolving Facility. The Term A Facility was an expansion of our existing $275 term facility. We drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. We paid financing costs of $12 to amend the credit and guaranty agreement. During 2019, we made combined principle payments of $17 on the Term A Facility and the Term B Facility. We used $15 and $29 for dividend payments to common stockholders during 2020 and 2019, respectively. We used $25 to repurchase 1,432,275 shares of our common stock during 2019. During the second quarter of 2020, we temporarily suspended the declaration and payment of dividends to common stockholders and temporarily suspended the repurchase of common stock under our existing common stock repurchase program in response to the global COVID-19 pandemic.

Off-Balance Sheet Arrangements

There have been no material changes at June 30, 2020 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2019 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2019 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2019 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the six months ended June 30, 2020. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first six months of 2020.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On December 11, 2019 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2021. Approximately $150 remained available under the program for future share repurchases as of June 30, 2020. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the second quarter of 2020.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	July 30, 2020	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer