Form 10-Q
period 2020-09-30
DANA INC
filed 2020-10-28
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 144,491,212 shares of the registrant’s common stock outstanding at October 16, 2020.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$1,994	$2,164	$4,998	$6,633
Costs and expenses
Cost of sales	1,780	1,882	4,588	5,725
Selling, general and administrative expenses	111	128	299	404
Amortization of intangibles	4	2	10	8
Restructuring charges, net	2	5	21	23
Impairment of goodwill			(51)
Pension settlement charge		(2)		(260)
Other income (expense), net	(8)	(8)	(5)	(31)
Earnings before interest and income taxes	89	137	24	182
Write-off deferred financing costs			(5)
Interest income	3	3	7	8
Interest expense	38	31	99	92
Earnings (loss) before income taxes	54	109	(73)	98
Income tax expense (benefit)	16	5	34	(27)
Equity in earnings of affiliates	7	8	17	22
Net income (loss)	45	112	(90)	147
Less: Noncontrolling interests net income	4	3	6	9
Less: Redeemable noncontrolling interests net loss	(4)	(2)	(25)	(3)
Net income (loss) attributable to the parent company	$45	$111	$(71)	$141

Net income (loss) per share available to common stockholders
Basic	$0.31	$0.77	$(0.49)	$0.98
Diluted	$0.31	$0.77	$(0.49)	$0.97

Weighted-average common shares outstanding
Basic	144.5	144.0	144.4	144.0
Diluted	145.2	144.8	144.4	144.8

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$45	$112	$(90)	$147
Other comprehensive income (loss), net of tax:
Currency translation adjustments	14	(46)	(133)	(16)
Hedging gains and losses	1	8	40	15
Defined benefit plans	4	5	11	365
Other comprehensive income (loss)	19	(33)	(82)	364
Total comprehensive income (loss)	64	79	(172)	511
Less: Comprehensive (income) loss attributable to noncontrolling interests	(15)	9	(7)	4
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests	8	(3)	25	(6)
Comprehensive income (loss) attributable to the parent company	$57	$85	$(154)	$509

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$956	$508
Marketable securities	22	19
Accounts receivable
Trade, less allowance for doubtful accounts of $7 in 2020 and $9 in 2019	1,239	1,103
Other	171	202
Inventories	1,087	1,193
Other current assets	129	137
Total current assets	3,604	3,162
Goodwill	458	493
Intangibles	235	240
Deferred tax assets	594	580
Other noncurrent assets	126	120
Investments in affiliates	174	182
Operating lease assets	177	178
Property, plant and equipment, net	2,154	2,265
Total assets	$7,522	$7,220

Liabilities and equity
Current liabilities
Short-term debt	$12	$14
Current portion of long-term debt	35	20
Accounts payable	1,187	1,255
Accrued payroll and employee benefits	193	206
Taxes on income	59	46
Current portion of operating lease liabilities	43	42
Other accrued liabilities	308	262
Total current liabilities	1,837	1,845
Long-term debt, less debt issuance costs of $31 in 2020 and $28 in 2019	2,839	2,336
Noncurrent operating lease liabilities	141	140
Pension and postretirement obligations	457	459
Other noncurrent liabilities	303	305
Total liabilities	5,577	5,085
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	152	167
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,491,212 and 143,942,539 shares outstanding	2	2
Additional paid-in capital	2,392	2,386
Retained earnings	535	622
Treasury stock, at cost (10,437,276 and 10,111,191 shares)	(156)	(150)
Accumulated other comprehensive loss	(1,070)	(987)
Total parent company stockholders' equity	1,703	1,873
Noncontrolling interests	90	95
Total equity	1,793	1,968
Total liabilities and equity	$7,522	$7,220

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net income (loss)	$(90)	$147
Depreciation	257	235
Amortization	15	12
Amortization of deferred financing charges	6	5
Write-off of deferred financing costs	5
Earnings of affiliates, net of dividends received	5	(3)
Stock compensation expense	5	15
Deferred income taxes	(28)	(120)
Pension expense, net	3	207
Impairment of goodwill	51
Change in working capital	(50)	(197)
Other, net	16	(13)
Net cash provided by operating activities	195	288
Investing activities
Purchases of property, plant and equipment	(181)	(298)
Acquisition of businesses, net of cash acquired	(6)	(666)
Purchases of marketable securities	(36)	(24)
Proceeds from sales and maturities of marketable securities	32	25
Settlements of undesignated derivatives	(5)	(20)
Other, net	3	(12)
Net cash used in investing activities	(193)	(995)
Financing activities
Net change in short-term debt	(2)	92
Proceeds from long-term debt	512	675
Repayment of long-term debt	(12)	(121)
Deferred financing payments	(13)	(16)
Dividends paid to common stockholders	(15)	(43)
Distributions to noncontrolling interests	(10)	(14)
Sale of interest to noncontrolling shareholder		53
Contributions from noncontrolling interests	10	4
Payments to acquire noncontrolling interests	(1)
Repurchases of common stock		(25)
Other, net	(3)
Net cash provided by financing activities	466	605
Net increase (decrease) in cash, cash equivalents and restricted cash	468	(102)
Cash, cash equivalents and restricted cash – beginning of period	518	520
Effect of exchange rate changes on cash balances	(20)	(6)
Cash, cash equivalents and restricted cash – end of period (Note 5)	$966	$412

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$54	$79

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

During the second quarter of 2020, we identified an error in the loss attributable to redeemable noncontrolling interests due to incorrectly excluding the share of the goodwill impairment charge related to the redeemable noncontrolling interests. Of the $48 million impairment charge recorded for the Commercial Vehicle reporting unit during the quarter ended March 31, 2020, $20 million should have been attributable to the redeemable noncontrolling interests.

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

We also adopted the following standard during the first nine months of 2020, which did not have a material impact on our financial statements or financial statement disclosures:

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

Note 2. Acquisitions

Ashwoods Innovations Limited — On February 5, 2020, we acquired Curtis Instruments, Inc.'s (Curtis) 35.4% ownership interest in Ashwoods Innovations Limited (Ashwoods). Ashwoods designs and manufactures permanent magnet electric motors for the automotive, material handling and off-highway vehicle markets. The acquisition of Curtis' interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a 97.8% ownership interest and a controlling financial interest in Ashwoods. We recognized a $3 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in Ashwoods to fair value. The total purchase consideration of $22 is comprised of $8 of cash paid to Curtis at closing, the $10 fair value of our previously held equity method investment in Ashwoods and $4 related to the effective settlement of a pre-existing loan payable due from Ashwoods. During March 2020, we acquired the remaining noncontrolling interests in Ashwoods held by employee shareholders. See Hydro-Québec relationship discussion below for details of subsequent changes in our ownership interest in Ashwoods. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented.

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

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Net sales	$2,164	$6,778
Net income	$115	$182

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

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is tested for impairment annually as of October 31 for all of our reporting units, and more frequent if events or circumstances warrant such a review. We completed numerous acquisitions in 2018 and 2019 that are included in our Commercial Vehicle and Off-Highway reporting units. These acquisitions were recorded on the balance sheet at their estimated acquisition date fair values and therefore had no cushion of fair value over their carrying value. As a result of the effect of the COVID-19 pandemic on our expected future operating cash flows, a decrease in our share price which reduced our market capitalization below the book value of net assets and lower cushion in our expected reporting unit fair values as a result of the recent acquisitions, we determined certain impairment triggers had occurred in the first quarter of 2020. Accordingly, we performed interim impairment analyses at each of our reporting units as of March 31, 2020.

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

Based on the results of our interim impairment tests, we concluded that carrying value exceeded fair value in our Commercial Vehicle and Light Vehicle reporting units and we recorded a goodwill impairment charge of $51 in the first quarter of 2020. Our testing for the Off-Highway reporting unit indicated that fair value slightly exceeded carrying value and, accordingly, no impairment charge was required. The reduction in fair values, and the corresponding impairment charges, were primarily driven by the negative effect of the COVID-19 pandemic on each reporting unit’s near-term cash flows. The remaining balance of goodwill for the Commercial Vehicle and Off-Highway reporting units continues to be at risk for impairment. New shutdowns due to the COVID-19 pandemic or a significant reduction in demand caused by decreased consumer confidence and spending following the pandemic may result in the need to recognize an additional impairment charge in the Commercial Vehicle or Off-Highway reporting units.

The remaining change in the carrying amount of goodwill in 2020 is primarily due to the acquisition of Ashwoods, measurement period adjustments for the Nordresa acquisition and currency fluctuation. See Note 2 for additional information on recent acquisitions.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2019	$3	$228	$262	$—	$493
Acquisitions		(5)	23		18
Impairment	(3)	(48)			(51)
Currency impact		(6)	4		(2)
Balance, September 30, 2020	$—	$169	$289	$—	$458

Components of other intangible assets —

		September 30, 2020			December 31, 2019
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$143	$(99)	$44	$133	$(94)	$39
Trademarks and trade names	13	30	(8)	22	30	(6)	24
Customer relationships	8	515	(421)	94	509	(407)	102
Non-amortizable intangible assets
Trademarks and trade names		75		75	75		75
		$763	$(528)	$235	$747	$(507)	$240

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  September 30, 2020 were as follows: Light Vehicle — $23, Commercial Vehicle — $67, Off-Highway — $138 and Power Technologies — $7.

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Charged to cost of sales	$2	$2	$5	$4
Charged to amortization of intangibles	4	2	10	8
Total amortization	$6	$4	$15	$12

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2020 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2020	2021	2022	2023	2024
Amortization expense	$5	$19	$19	$19	$18

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

Net restructuring charges of $2 and $5 in the third quarters of 2020 and 2019 and $21 and $23 in the nine months ended September 30 of 2020 and 2019 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, June 30, 2020	$23	$—	$23
Charges to restructuring	1	1	2
Adjustments of accruals
Cash payments	(3)	(1)	(4)
Balance, September 30, 2020	$21	$—	$21

Balance, December 31, 2019	$13	$1	$14
Charges to restructuring	19	3	22
Adjustments of accruals	(1)		(1)
Cash payments	(10)	(4)	(14)
Balance, September 30, 2020	$21	$—	$21

At September 30, 2020, the accrued employee termination benefits include costs to reduce approximately 400 employees to be completed over the next year.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at September 30, 2020.

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

Note 5. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	September 30, 2020	December 31, 2019
Raw materials	$471	$470
Work in process and finished goods	693	787
Inventory reserves	(77)	(64)
Total	$1,087	$1,193

Cash, cash equivalents and restricted cash at —

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$956	$508	$402	$510
Restricted cash included in other current assets	7	6	7	7
Restricted cash included in other noncurrent assets	3	4	3	3
Total cash, cash equivalents and restricted cash	$966	$518	$412	$520

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first quarter of 2020. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On December 11, 2019 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2021. Approximately $150 remained available for future share repurchases as of September 30, 2020.

Changes in equity —

	Three Months Ended September 30,
2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, June 30, 2020	$2	$2,390	$490	$(156)	$(1,082)	$76	$1,720
Net income			45			4	49
Other comprehensive income					12	11	23
Distributions to noncontrolling interests						(2)	(2)
Purchase of noncontrolling interests						1	1
Stock compensation		2					2
Balance, September 30, 2020	$2	$2,392	$535	$(156)	$(1,070)	$90	$1,793

2019
Balance, June 30, 2019	$2	$2,376	$456	$(150)	$(968)	$98	$1,814
Net income			111			3	114
Other comprehensive loss					(26)	(12)	(38)
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(2)	(2)
Stock compensation		5					5
Balance, September 30, 2019	$2	$2,381	$552	$(150)	$(994)	$87	$1,878

	Nine Months Ended September 30,
2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2019	$2	$2,386	$622	$(150)	$(987)	$95	$1,968
Adoption of ASU 2016-13 credit losses, January 1, 2020			(1)				(1)
Net income (loss)			(71)			6	(65)
Other comprehensive income (loss)					(83)	1	(82)
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(10)	(10)
Purchase of noncontrolling interests		1				(2)	(1)
Stock compensation		5					5
Stock withheld for employee taxes				(6)			(6)
Balance, September 30, 2020	$2	$2,392	$535	$(156)	$(1,070)	$90	$1,793

2019
Balance, December 31, 2018	$2	$2,368	$456	$(119)	$(1,362)	$97	$1,442
Adoption of ASU 2016-02 leases, January 1, 2019			(1)				(1)
Net income			141			9	150
Other comprehensive income (loss)					368	(13)	355
Common stock dividends			(44)				(44)
Distributions to noncontrolling interests						(14)	(14)
Increase from business combination						8	8
Common stock share repurchases				(25)			(25)
Stock compensation		13					13
Stock withheld for employee taxes				(6)			(6)
Balance, September 30, 2019	$2	$2,381	$552	$(150)	$(994)	$87	$1,878

Changes in each component of accumulated other comprehensive income (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, June 30, 2020	$(855)	$9	$(236)	$(1,082)
Other comprehensive income (loss):
Currency translation adjustments	7			7
Holding gains and losses		(51)		(51)
Reclassification of amount to net income (a)		52		52
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			5	5
Tax expense			(1)	(1)
Other comprehensive income	7	1	4	12
Balance, September 30, 2020	$(848)	$10	$(232)	$(1,070)

Balance, June 30, 2019	$(694)	$(47)	$(227)	$(968)
Other comprehensive income (loss):
Currency translation adjustments	(39)			(39)
Holding gains and losses		57		57
Reclassification of amount to net income (a)		(49)		(49)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			6	6
Tax expense			(1)	(1)
Other comprehensive income (loss)	(39)	8	5	(26)
Balance, September 30, 2019	$(733)	$(39)	$(222)	$(994)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(714)	$(30)	$(243)	$(987)
Other comprehensive income (loss):
Currency translation adjustments	(134)			(134)
Holding gains and losses		(29)		(29)
Reclassification of amount to net income (a)		68		68
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			15	15
Tax (expense) benefit		1	(4)	(3)
Other comprehensive income (loss)	(134)	40	11	(83)
Balance, September 30, 2020	$(848)	$10	$(232)	$(1,070)

Balance, December 31, 2018	$(721)	$(54)	$(587)	$(1,362)
Other comprehensive income (loss):
Currency translation adjustments	(12)			(12)
Holding gains and losses		77		77
Reclassification of amount to net income (a)		(62)		(62)
Net actuarial gains			104	104
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			282	282
Tax expense			(21)	(21)
Other comprehensive income (loss)	(12)	15	365	368
Balance, September 30, 2019	$(733)	$(39)	$(222)	$(994)

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

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. See Note 1 for additional information on the correction of the error in net loss attributable to redeemable noncontrolling interests.

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$159	$105	$167	$100
Capital contribution from redeemable noncontrolling interest	1	2	10	4
Sale of redeemable noncontrolling interest		64		64
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(4)	(2)	(25)	(3)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(4)	5		9
Balance, end of period	$152	$174	$152	$174

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) available to common stockholders - Numerator basic and diluted	$45	$111	$(71)	$141

Denominator:
Weighted-average common shares outstanding - Basic	144.5	144.0	144.4	144.0
Employee compensation-related shares, including stock options	0.7	0.8	—	0.8
Weighted-average common shares outstanding - Diluted	145.2	144.8	144.4	144.8

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 1.6 million and 0.6 million CSEs from the calculation of diluted earnings per share for the third quarters of 2020 and 2019 and excluded 1.3 million and 0.2 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.5 million for the year-to-date 2020 period since there was no net income available to common stockholders for these periods.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2020.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	1.2	$15.50
PSUs	0.5	$14.42

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

We paid $1 of cash to settle RSUs. We issued 0.5 million and 0.3 million shares of common stock based on the vesting of RSUs and PSUs during 2020. We recognized stock compensation expense of $2 and $5 during the third quarters of 2020 and 2019 and expense of $5 and $15 during the respective year-to-date periods. At September 30, 2020, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $20. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost —

	Pension				OPEB
	2020		2019		2020		2019
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.
Interest cost	$6	$1	$7	$1	$—	$1	$1
Expected return on plan assets	(9)	(1)	(10)
Service cost		2		2
Settlement charge				2
Amortization of net actuarial loss	2	3	3	2
Net periodic benefit cost	$(1)	$5	$—	$7	$—	$1	$1

Nine Months Ended September 30,
Interest cost	$16	$4	$33	$5	$—	$2	$2
Expected return on plan assets	(26)	(3)	(42)	(2)
Service cost		6		6
Settlement charge			258	2
Amortization of net actuarial loss	8	7	18	5
Net periodic benefit cost (credit)	$(2)	$14	$267	$16	$—	$2	$2

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

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate		September 30, 2020	December 31, 2019
Senior Notes due December 15, 2024	5.500%		$425	$425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	375	375
Senior Notes due November 15, 2027	5.375%		400	300
Senior Notes due June 15, 2028	5.625%		400
Term Facility A			467	474
Term Facility B			349	349
Other indebtedness			89	61
Debt issuance costs			(31)	(28)
			2,874	2,356
Less: Current portion of long-term debt			35	20
Long-term debt, less debt issuance costs			$2,839	$2,336

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

The Term B Facility bears interest based on, at our option, the Base Rate plus 1.25% or the Eurodollar rate plus 2.25%. We have elected to pay interest on our advances under the Term Facilities at the Eurodollar Rate. The interest rate on the Term A Facility was 2.750% and the Term B Facility was 2.400%, inclusive of the applicable margins, as of September 30, 2020.

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

At  September 30, 2020, we had no outstanding borrowings under the Revolving Facility and had utilized $21 for letters of credit. We had availability at September 30, 2020 under the Revolving Facility of $979 after deducting the letters of credit.

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

Debt covenants — At September 30, 2020, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Term A Facility and Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 3.00 to 1.00 for the quarter ending September 30, 2020.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	September 30, 2020	December 31, 2019
Certificates of deposit	Marketable securities	2	$22	$19
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	3	14
Cash flow hedges	Other accrued liabilities	2	8	2
Undesignated	Accounts receivable - Other	2	5	1
Undesignated	Other accrued liabilities	2	5	1
Interest rate collars	Other accrued liabilities	2	9	3
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	62	71

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		September 30, 2020		December 31, 2019
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long term debt	2	$2,832	$2,884	$2,384	$2,450

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps and interest rate collars designed to mitigate our interest rate risk. As of September 30, 2020, no fixed-to-floating interest rate swaps remain outstanding. However, a $4 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at September 30, 2020. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the three months and nine months ended  September 30, 2020. We have outstanding interest rate collars with a notional value of $425 that will mature in December 2021. For interest rate collars, no payments or receipts are exchanged unless interest rates rise or fall in excess of a predetermined ceiling or floor rate.

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

The following fixed-to-fixed cross-currency swaps were outstanding at September 30, 2020:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $263 at September 30, 2020 and $508 at December 31, 2019. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,105 at September 30, 2020 and $1,090 at December 31, 2019.

The following currency derivatives were outstanding at September 30, 2020:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, euro	$54	$43	$97	Jun-2021
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Russian ruble, Mexican peso, Australian dollar, Singapore dollar, Japanese yen, Chinese renminbi	55	29	84	Jan-2024
British pound	U.S. dollar, euro		6	6	Nov-2020
South African rand	U.S. dollar, Thai baht	1	5	6	Dec-2020
Canadian dollar	U.S. dollar	1		1	Feb-2021
Brazilian real	U.S. dollar, euro	32	11	43	Jun-2021
Indian rupee	U.S. dollar, British pound, euro		21	21	Jun-2021
Chinese renminbi	Canadian dollar, euro		5	5	Oct-2020
Total forward contracts		143	120	263

U.S. dollar	euro	330		330	Nov-2027
Euro	U.S. dollar	775		775	Jun-2026
Total currency swaps		1,105	—	1,105
Total currency derivatives		$1,248	$120	$1,368

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	September 30, 2020	December 31, 2019	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$(5)	$6	$(5)
Collar	(9)	(3)
Cross-Currency Swaps	20	(36)
Total	$6	$(33)	$(5)

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended September 30, 2020
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$1,994	$1,780	$(8)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		3
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			49

	Nine Months Ended September 30, 2020
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$4,998	$4,588	$(5)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income	1	15	1
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			51

	Three Months Ended September 30, 2019
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$2,164	$1,882	$(8)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(2)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(47)

	Nine Months Ended September 30, 2019
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$6,633	$5,725	$(31)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(7)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(55)

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

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$(2)	$(3)	Other income (expense), net

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$(8)	$(15)	Other income (expense), net

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

Note 13. Commitments and Contingencies

Product liabilities — Accrued product liability costs were $1 at September 30, 2020 and $10 at December 31, 2019. We had also recognized amounts recoverable from third parties of $14 at September 30, 2020 and $13 at December 31, 2019. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $10 at September 30, 2020 and $13 at December 31, 2019. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$96	$95	$101	$75
Acquisitions				17
Amounts accrued for current period sales	12	9	26	26
Adjustments of prior estimates	(4)		(1)	2
Settlements of warranty claims	(11)	(11)	(32)	(27)
Currency impact	2	(2)	1	(2)
Balance, end of period	$95	$91	$95	$91

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

We have generally not recognized tax benefits on losses generated in several entities where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe it is reasonably possible that valuation allowances up to $25 related to a subsidiary in Australia will be released in the next twelve months.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest expense for the periods presented herein is not significant.

We reported an income tax expense of $16 and $5 for the third quarters of  2020 and 2019 and income tax expense of $34 and income tax benefit of $27 for the respective year-to-date periods. Our effective tax rates were (46)% and (28)% for the first nine months of 2020 and 2019. In the second quarter of 2020 we recorded an income tax expense of $56 for valuation allowances in foreign jurisdictions due to reduced income projections. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefits of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. During the third quarter of 2019, we recognized a benefit of $22 for the release of a valuation allowance in a subsidiary in Brazil based on the recent history of profitability and increased income projections. In the second quarter of 2019, a pre-tax pension settlement charge of $258 with an associated income tax benefit of $9 was recorded. Also, during the second quarter of 2019, we recorded tax benefits of $48 related to tax actions that adjusted federal tax credits and $30 related to the development of a tax planning strategy which reduced valuation allowances on existing federal tax credits. During the first quarter of 2019, we recognized a benefit of $22 related to the release of valuation allowances in the U.S. based on increased income projections. Partially offsetting this benefit was $6 of expense related to a U.S. state law change. Excluding these items, the effective tax rate would be (45)% and 28% for the 2020 and 2019 nine-month periods, respectively. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Dividends of earnings from non-U.S. operations are generally no longer subjected to U.S. income tax. We continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amounts and sources of these earnings.

Note 16. Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-service cost components of pension and OPEB costs	$(3)	$(4)	$(8)	$(19)
Government grants and incentives	3	3	9	11
Foreign exchange gain (loss)	(2)	(1)	5	(11)
Strategic transaction expenses	(4)	(8)	(15)	(32)
Non-income tax legal judgment				6
Other, net	(2)	2	4	14
Other income (expense), net	$(8)	$(8)	$(5)	$(31)

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

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2020 were primarily attributable to the acquisitions of ODS and Nordresa and certain other strategic initiatives. Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. See Note 2 for additional information.

During the first quarter of 2019, we won a legal judgment regarding the methodology used to calculate PIS/COFINS tax in Brazil.

Included in other noncurrent assets in our September 30, 2020 balance sheet are $16 of convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion completed its merger with Tortoise Acquisition Corp. The business combination will result in the combined company being renamed Hyliion Holdings Corp., with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion will be included in noncurrent marketable securities and carried at fair value with changes in fair value included in net income in future periods. The strategic partnership with Hyliion establishes Dana as the preferred supplier for e-propulsion systems to Hyliion as long as Dana maintains a minimum equity investment in Hyliion.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $27 and $23 at September 30, 2020 and December 31, 2019. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

Three Months Ended September 30, 2020	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$694	$190	$60	$125	$1,069
Europe	94	50	321	112	577
South America	32	50	9	5	96
Asia Pacific	93	24	117	18	252
Total	$913	$314	$507	$260	$1,994

Nine Months Ended September 30, 2020
North America	$1,518	$510	$192	$310	$2,530
Europe	233	136	929	290	1,588
South America	72	138	22	12	244
Asia Pacific	235	63	297	41	636
Total	$2,058	$847	$1,440	$653	$4,998

Three Months Ended September 30, 2019
North America	$699	$238	$89	$132	$1,158
Europe	80	49	381	104	614
South America	34	85	11	4	134
Asia Pacific	117	26	101	14	258
Total	$930	$398	$582	$254	$2,164

Nine Months Ended September 30, 2019
North America	$2,042	$745	$245	$412	$3,444
Europe	256	181	1,243	325	2,005
South America	105	245	31	15	396
Asia Pacific	360	95	289	44	788
Total	$2,763	$1,266	$1,808	$796	$6,633

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

Segment information —

	2020			2019
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$913	$27	$89	$930	$30	$113
Commercial Vehicle	314	20	16	398	27	33
Off-Highway	507	12	65	582	3	79
Power Technologies	260	6	34	254	7	28
Eliminations and other		(65)			(67)
Total	$1,994	$—	$204	$2,164	$—	$253

Nine Months Ended September 30,
Light Vehicle	$2,058	$76	$140	$2,763	$99	$333
Commercial Vehicle	847	49	29	1,266	80	115
Off-Highway	1,440	30	175	1,808	13	264
Power Technologies	653	13	63	796	17	90
Eliminations and other		(168)			(209)
Total	$4,998	$—	$407	$6,633	$—	$802

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Segment EBITDA	$204	$253	$407	$802
Corporate expense and other items, net	(3)	(3)	(6)	(9)
Depreciation	(88)	(82)	(257)	(235)
Amortization	(6)	(4)	(15)	(12)
Non-service cost components of pension and OPEB costs	(3)	(4)	(8)	(19)
Restructuring charges, net	(2)	(5)	(21)	(23)
Stock compensation expense	(2)	(5)	(5)	(15)
Strategic transaction expenses	(4)	(8)	(15)	(32)
Impairment of goodwill			(51)
Acquisition related inventory adjustments		(3)		(12)
Non-income tax legal judgment				6
Other items	(7)		(5)	(9)
Pension settlement charges, net		(2)		(260)
Earnings before interest and income taxes	89	137	24	182
Write-off deferred financing costs			(5)
Interest income	3	3	7	8
Interest expense	38	31	99	92
Earnings (loss) before income taxes	54	109	(73)	98
Income tax expense (benefit)	16	5	34	(27)
Equity in earnings of affiliates	7	8	17	22
Net income (loss)	$45	$112	$(90)	$147

Note 19. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings, driveshafts and wheel-end braking systems) and motors for electric vehicles and industrial applications.

Equity method investments exceeding $5 at September 30, 2020 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$94
Bendix Spicer Foundation Brake, LLC	20%	56
Axles India Limited	48%	8
All others as a group		14
Investments in equity affiliates		172
Investments in affiliates carried at cost		2
Investments in affiliates		$174

Summarized financial information for DDAC —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales	$236	$178	$691	$616
Gross profit	$27	$22	$91	$66
Earnings before income taxes	$13	$9	$35	$29
Net income	$11	$9	$29	$30
Dana's equity in earnings of affiliate	$6	$4	$14	$14

On October 1, 2020, we received a $4 cash dividend from Bendix Spicer Foundation Brake, LLC (BSFB). Immediately following the receipt of the cash dividend, we sold our 20% ownership interest in BSFB to Bendix Commercial Vehicle Systems LLC. We received $51 at closing, consisting of $21 in cash, a note receivable of $25 and deferred proceeds of $5. The proceeds received approximated the carrying value of our investment in BSFB. The note receivable and deferred proceeds are due in one year and bear interest at 1.65%. The deferred proceeds are subject to adjustment based on BSFB’s cash, working capital and indebtedness balances as of the closing date.

On October 20, 2020, we acquired a 49% ownership interest in Pi Innovo Holdings Limited (Pi Innovo) for consideration of $17, using cash on hand. The consideration paid is subject to adjustment based on cash and working capital balances as of the closing date. Pi Innovo designs, develops and manufactures electronic control units spanning a range of applications and industries.  We will account for our investment in Pi Innovo by applying the equity method.

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At September 30, 2020, we employed approximately 36,300 people, operated in 34 countries and had 145 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$913	45.8%	$930	43.0%	$2,058	41.2%	$2,763	41.6%
Commercial Vehicle	314	15.8%	398	18.4%	847	16.9%	1,266	19.1%
Off-Highway	507	25.4%	582	26.9%	1,440	28.8%	1,808	27.3%
Power Technologies	260	13.0%	254	11.7%	653	13.1%	796	12.0%
Total	$1,994		$2,164		$4,998		$6,633

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Our Board of Directors authorized a $200 share repurchase program effective in 2018 which expires at the end of 2021. Through September 30, 2020, we have used cash of $50 to repurchase common shares under the program. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the global COVID-19 pandemic, we have temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our existing common stock share repurchase program.

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

Trends in Our Markets

The global novel coronavirus disease (COVID-19) pandemic has had and may continue to have an adverse effect on our business, results of operations, cash flows and financial condition. The global COVID-19 pandemic has negatively impacted the global economy, disrupted our operations as well as those of our customers, suppliers and the global supply chains in which we participate, and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term operational, strategic and capital structure initiatives, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.

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

In response to the rapid dissipation of customer demand, the company has taken actions to conserve cash by flexing its conversion costs across its global manufacturing, assembly and distribution facilities and aggressively reducing its cost base and eliminating discretionary spending at its technical centers and administrative offices. Cost flex activities at our operating facilities has included reduction of material orders, flexing labor costs, halting non-production spending and delaying capital spending where and when appropriate. Cost reduction activities at our technical centers and administrative offices has included a temporary 20% reduction in salaried employee wages, a temporary 20% reduction in board of director remuneration, a temporary 50% reduction in the Chief Executive Officer's compensation, reduction of cash incentive compensation, a moratorium on travel and entertainment expenditures and delaying capital spending and investment in research and development activities where and when appropriate. The company is also temporarily suspending the declaration and payment of dividends to common shareholders and temporarily suspending the repurchase of common stock under its existing common stock share repurchase program. In addition, the company is taking advantage of various government programs and subsidies in the countries in which it operates, including certain provisions of the Coronavirus Aid, Relief and Economic Security (CARES) Act.

As of September 30, 2020, we had total liquidity of $1,955 including cash and cash equivalents (less deposits), marketable securities and availability from our Revolving Facility. Also, the company has no meaningful debt maturities before 2024.

While we have seen a marked improvement in our end markets during the third quarter of 2020, that improvement has varied significantly by market and by region. As we continue to manage through the unprecedented disruption in our markets and associated economic uncertainty resulting from the global COVID-19 pandemic, we will continue to respond in a measured, swift and decisive manner with continued emphasis on health and safety, cash conservation and maintenance of our liquidity position.

Foreign Currency

With 52% of our year-to-date 2020 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and Brazil accounted for 52% and 7% of our year-to-date 2020 non-U.S. sales, respectively, while China, India and Thailand accounted for 10%, 7% and 5%, respectively. Although sales in Argentina and South Africa were each less than 5% of our non-U.S. sales, exchange rate movements of those countries have been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in 2018, with sales increasing by $16 principally due to a stronger euro, Thai baht and Chinese renminbi, partially offset by a weaker Brazilian real, Argentine peso and Indian rupee. Weaker international currencies during 2019 decreased sales by $177, with the euro, Brazilian real and South African rand accounting for $103, $30 and $15 of the decrease, respectively. Weaker international currencies decreased sales by $63 during the first nine months of 2020 compared to the same period last year, with the Brazilian real, South African rand, Indian rupee and Chinese renminbi accounting for $47, $9, $8 and $5 of the decrease, respectively, while a stronger euro increased sales by $9.

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

The Brazil market is an important market for our Commercial Vehicle segment, representing about 16% of this segment's year-to-date 2020 sales. Our medium/heavy truck sales in Brazil account for approximately 76% of our year-to-date 2020 sales in the country. Reduced market demand resulting from the weak economic environment in Brazil during 2015 and 2016 lead to significant production level declines in the light truck and medium/heavy markets. In response to the challenging economic conditions in this country, we implemented restructuring and other cost reduction actions and reduced costs to the extent practicable. The Brazilian economy rebounded in 2017 and 2018, leading to increased medium/heavy and light truck production of more than 40% in each of those segments over the two-year period. Sales by our operations in Brazil were $393 in 2019, up 1% from 2018, reflective of modestly higher medium/heavy and light truck production levels in 2019. Sales by our operations in Brazil were $182 in the nine months of 2020, down 41% from the same period of 2019, reflective of lower medium/heavy truck production levels.

As indicated above, Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first nine months of 2020 of approximately $51 are approximately 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $20, including $5 of net fixed assets, at September 30, 2020.

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

Prices for commodities such as steel and aluminum rose during 2019, due to strong global demand. Higher commodity prices reduced year-over-year earnings in 2019 by approximately $30, as compared to year-over-year earnings reductions of $115 in 2018. Material recovery and other pricing actions decreased earnings in 2019 by $10, whereas pricing and recovery actions increased year-over-year earnings in 2018 by $80. Lower commodity prices increased year-over-year third-quarter and nine-month earnings in 2020 by $13 and $35, as compared to year-over-year earnings reductions of $2 and $46 in the same periods last year. Material cost recovery and other pricing actions decreased year-over-year earnings in the third quarter and first nine months of 2020 by $18 and $69, whereas pricing and recovery actions decreased year-over-year third quarter earnings in 2019 by $14 while they increased year-over-year nine-months earnings by $8.

Sales, Earnings and Cash Flow Outlook

	2020 Outlook	2019	2018
Sales	$6,650 - $6,950	$8,620	$8,143
Adjusted EBITDA	$530 - $590	$1,019	$957
Net cash provided by operating activities	~5.1% of Sales	$637	$568
Discretionary pension contributions	$ —	$61	$—
Purchases of property, plant and equipment	~4.4% of Sales	$426	$325
Adjusted Free Cash Flow	~0.7% of Sales	$272	$243

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

Our updated 2020 sales, adjusted EBITDA and adjusted free cash flow outlook assumes a continued dissipation of the impact of the global COVID-19 pandemic on our end markets, our customers and our operations. Our updated 2020 outlook does not anticipate significant market disruption or any of our major customers having to temporarily close plants or otherwise curtail production in response to a resurgence of the global COVID-19 pandemic.

Summary Consolidated Results of Operations (Third Quarter, 2020 versus 2019)

	Three Months Ended September 30,
	2020		2019
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,994		$2,164		$(170)
Cost of sales	1,780	89.3%	1,882	87.0%	(102)
Gross margin	214	10.7%	282	13.0%	(68)
Selling, general and administrative expenses	111	5.6%	128	5.9%	(17)
Amortization of intangibles	4		2		2
Restructuring charges, net	2		5		(3)
Pension settlement charge			(2)		2
Other income (expense), net	(8)		(8)		—
Earnings before interest and income taxes	89		137		(48)
Interest income	3		3		—
Interest expense	38		31		7
Earnings before income taxes	54		109		(55)
Income tax expense	16		5		11
Equity in earnings of affiliates	7		8		(1)
Net income	45		112		(67)
Less: Noncontrolling interests net income	4		3		1
Less: Redeemable noncontrolling interests net loss	(4)		(2)		(2)
Net income attributable to the parent company	$45		$111		$(66)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	September 30,			Amount of Change Due To
	2020	2019	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,069	$1,158	$(89)	$—	$—	$(89)
Europe	577	614	(37)	24	4	(65)
South America	96	134	(38)	(23)		(15)
Asia Pacific	252	258	(6)	(3)		(3)
Total	$1,994	$2,164	$(170)	$(2)	$4	$(172)

Sales in 2020 were $170 lower than in 2019. Weaker international currencies decreased sales by $2, principally due to a weaker Brazilian real and Indian rupee, partially offset by a stronger euro. The acquisition of PEPS in last year's second quarter and Ashwoods in this year's first quarter, generated a year-over-year increase in sales of $4. The organic sales decrease of $172, or 8%, resulted from the continued, but dissipating, effects of the global COVID-19 pandemic, partially offset by the conversion of sales backlog. The impact of the global COVID-19 pandemic on our operations as well as those of our customers, suppliers and the global supply chains in which we participate, was most notable during April 2020, with a measured ramp up in production beginning in May with continued sequential month-over-month improvement through September 2020. Pricing actions, including material commodity price and inflationary cost adjustments, reduced sales by $18.

The North America organic sales decrease of 8% was driven principally by weaker light and medium/heavy duty truck production volumes resulting from the global COVID-19 pandemic, partially offset by the conversion of sales backlog. Third-quarter 2020 full frame light truck production was down 2% while production of Class 8 and Classes 5-7 trucks were down 38% and 25%, respectively.

Excluding currency and acquisition effects, sales in Europe were down 11% compared with 2019. With our significant Off-Highway presence in the region, weaker construction/mining and agricultural markets due to the continued, but dissipating, effects of the global COVID-19 pandemic were a major factor. Organic sales in this operating segment were down 15% compared with the third quarter of 2019.

Excluding currency effects, third quarter sales in South America decreased 11% compared to 2019 due primarily to the continued, but dissipating, effects of the global COVID-19 pandemic. Third-quarter 2020 medium/heavy truck production was down 27% and light truck production was down 6%.

Excluding currency and acquisition effects, sales in Asia Pacific decreased slightly compared to 2019. Asia Pacific is the first region to have largely recovered from the effects of the global COVID-19 pandemic. Medium/heavy truck production was up 33%, while Light truck productions was flat and light vehicle engine production was down 6% compared with the third quarter of 2019.

Cost of sales and gross margin — Cost of sales for the third quarter of 2020 decreased $102, or 5% when compared to 2019. Cost of sales as a percent of sales in 2020 was 230 basis points higher than in the previous year. Cost of sales attributed to acquisitions was approximately $8. Excluding the effects of acquisitions, cost of sales as a percent of sales was 89.0%, 200 basis points higher than in the previous year. The increase in cost of sales as a percent of sales was largely attributable to actions to flex down our cost structure lagging the rapid dissipation of customer demand across all of our end markets as a result of the global COVID-19 pandemic, our inability to effectively reduce labor costs in certain countries due to government requirements, as well as our inability to reduce fixed costs including depreciation and rent expense. Partially offsetting the impact of the rapid dissipation of customer demand were lower commodity prices which lowered material costs by $13 and continued material cost savings of approximately $19.

Gross margin of $214 for 2020 decreased $68 from 2019. Gross margin as a percent of sales was 10.7% in 2020, 230 basis points lower than in 2019. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2020 were $111 (5.6% of sales) as compared to $128 (5.9% of sales) in 2019. SG&A attributed to acquisitions was $2. Excluding the increase associated with acquisitions, SG&A expenses were 40 basis points lower than the same period of 2019. The year-over-year decrease of $19 exclusive of acquisitions was primarily due to lower year-over-year salaried employee wages, benefits, travel expenses, marketing expenses and professional fees resulting from the execution of cost reduction initiatives in response to the global COVID-19 pandemic, partially offset by higher incentive compensation.

Amortization of intangibles — Amortization expense was $4 in 2020 and $2 in 2019. The increase in amortization expense is primarily due to higher levels of intangible assets as the result of acquisition activity.

Restructuring charges, net — Restructuring charges of $2 in 2020 were primarily comprised of exit costs related to previously announced actions. Restructuring charges of $5 in 2019 were comprised of severance and benefit costs primarily related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	September 30,
	2020	2019
Non-service cost components of pension and OPEB costs	$(3)	$(4)
Government grants and incentives	3	3
Foreign exchange gain (loss)	(2)	(1)
Strategic transaction expenses	(4)	(8)
Other, net	(2)	2
Other income (expense), net	$(8)	$(8)

Strategic transaction expenses in 2020 were primarily attributable to non-acquisition related strategic initiatives. Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $3 in both 2020 and 2019. Interest expense increased from $31 in 2019 to $38 in 2020, primarily due to by higher average debt levels. The increase in average debt levels is primarily attributable to the issuances of $400 of our June 2028 Notes and an additional $100 of our November 2027 Notes in June 2020. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.1% in 2020 and 5.0% in 2019.

Income tax expense — We reported an income tax expense of $16 and $5 for the third quarter, 2020 and 2019, respectively. During the third quarter of 2019, we recognized a benefit of $22 for the release of a valuation allowance in a subsidiary in Brazil based on the recent history of profitability and increased income projections. Excluding this item, the effective tax rate would be 30% and 25% for the 2020 and 2019 three-month period. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

In countries where our history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe it is reasonably possible that valuation allowances up to $25 related to a subsidiary in Australia will be release in the next twelve months.

Equity in earnings of affiliates — Net earnings from equity investments was $7 in 2020 and $8 in 2019. Equity in earnings from DDAC was $6 in 2020 and $4 in 2019. After experiencing significant impacts resulting from the global COVID-19 pandemic during the first quarter of 2020, DDAC experienced higher demand levels during the third quarter of 2020 primarily driven by increased demand for certain medium/heavy vehicles by the Chinese government. Equity in earnings from BSFB was $1 in 2020 and $4 in 2019. The quarter-over-quarter decrease in BSFB's earnings is primarily attributable to the global COVID-19 pandemic.

Summary Consolidated Results of Operations (Year-to-Date, 2020 versus 2019)

	Nine Months Ended September 30,
	2020		2019
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$4,998		$6,633		$(1,635)
Cost of sales	4,588	91.8%	5,725	86.3%	(1,137)
Gross margin	410	8.2%	908	13.7%	(498)
Selling, general and administrative expenses	299	6.0%	404	6.1%	(105)
Amortization of intangibles	10		8		2
Restructuring charges, net	21		23		(2)
Impairment of goodwill	(51)				(51)
Pension settlement charge			(260)		260
Other income (expense), net	(5)		(31)		26
Earnings before interest and income taxes	24		182		(158)
Write-off deferred financing costs	(5)				(5)
Interest income	7		8		(1)
Interest expense	99		92		7
Earnings (loss) before income taxes	(73)		98		(171)
Income tax expense (benefit)	34		(27)		61
Equity in earnings of affiliates	17		22		(5)
Net income (loss)	(90)		147		(237)
Less: Noncontrolling interests net income	6		9		(3)
Less: Redeemable noncontrolling interests net loss	(25)		(3)		(22)
Net income (loss) attributable to the parent company	$(71)		$141		$(212)

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended
	September 30,			Amount of Change Due To
	2020	2019	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$2,530	$3,444	$(914)	$(1)	$30	$(943)
Europe	1,588	2,005	(417)		64	(481)
South America	244	396	(152)	(48)		(104)
Asia Pacific	636	788	(152)	(14)	29	(167)
Total	$4,998	$6,633	$(1,635)	$(63)	$123	$(1,695)

Sales in 2020 were $1,635 lower than in 2019. Weaker international currencies decreased sales by $63, principally due to a weaker Brazilian real, euro, South African rand, Indian rupee and Chinese renminbi. The acquisitions of ODS in last year's first quarter, PEPS in last year's second quarter and Ashwoods in this year's first quarter, generated a year-over-year increase in sales of $123. The organic sales decrease of $1,695, or 26%, resulted from weaker light and medium/heavy truck markets and lower global off-highway demand in January and February 2020 and the rapid dissipation in production volumes across all of our end markets beginning in March 2020 as a result of the global COVID-19 pandemic, partially offset by the conversion of sales backlog. The impact of the global COVID-19 pandemic on our operations as well as those of our customers, suppliers and the global supply chains in which we participate, was most notable during April 2020, with a measured ramp up in production beginning in May with continued sequential month-over-month improvement through September 2020. Pricing actions, including material commodity price and inflationary cost adjustments, reduced sales by $69.

The North America organic sales decrease of 27% was driven principally by weaker light and medium/heavy duty truck production volumes resulting from the global COVID-19 pandemic, partially offset by the conversion of sales backlog. Full frame light truck production was down 26% during the first nine months of 2020 while production of Class 8 and Classes 5-7 trucks were down 47% and 31%, respectively.

Excluding currency and acquisition effects, sales in Europe were down 24% compared with 2019. With our significant Off-Highway presence in the region, weakening construction/mining and agricultural markets due to the global COVID-19 pandemic were a major factor. Organic sales in this operating segment were down 26% compared with the first nine months of 2019.

Excluding currency effects, sales in South America decreased 26% compared to the first nine months of 2019 primarily due to the global COVID-19 pandemic. Medium/heavy truck production was down 35% and light truck production was down 30% compared to the first nine months of 2019.

Excluding currency and acquisition effects, sales in Asia Pacific decreased about 21% as China's economy showed signs of weakening even before the onset of the COVID-19 pandemic. Light truck and light vehicle engine production were down 15% and 20%, respectively, while medium/heavy truck production was up 3% compared to the first nine months of 2019.

Cost of sales and gross margin — Cost of sales for the first nine months of 2020 decreased $1,137, or 20% when compared to 2019. Cost of sales as a percent of sales in 2020 was 550 basis points higher than in the previous year. Cost of sales attributed to acquisitions was approximately $133. Excluding the effects of acquisitions, cost of sales as a percent of sales was 91.4%, 510 basis points higher than in the previous year. The increase in cost of sales as a percent of sales was largely attributable to actions to flex down our cost structure lagging the rapid dissipation of customer demand across all of our end markets as a result of the global COVID-19 pandemic, our inability to effectively reduce labor costs in certain countries due to government requirements, as well as our inability to reduce fixed costs including depreciation and rent expense. Partially offsetting the impact of the rapid dissipation of customer demand were lower commodity prices which lowered material costs by $35 and continued material cost savings of approximately $49.

Gross margin of $410 for 2020 decreased $498 from 2019. Gross margin as a percent of sales was 8.2% in 2020, 550 basis points lower than in 2019. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2020 were $299 (6.0% of sales) as compared to $404 (6.1% of sales) in 2019. SG&A attributed to acquisitions was $10. Excluding the increase associated with acquisitions, SG&A expenses as a percent of sales were 20 basis points lower than the same period of 2019. The year-over-year decrease of $115 exclusive of acquisitions was primarily due to lower year-over-year incentive compensation as well as lower salaried employee wages, benefits, travel expenses, marketing expenses and professional fees resulting from the execution of cost reduction initiatives in response to the global COVID-19 pandemic.

Amortization of intangibles — Amortization expense was $10 in 2020 and $8 in 2019. The increase in amortization expense is primarily due to higher levels of intangible assets as the result of acquisition activity.

Restructuring charges — Restructuring charges of $21 in 2020 were comprised of severance and benefit costs primarily related to headcount reductions across our operations in response to the global COVID-19 pandemic and exit costs related to previously announced actions. Restructuring charges of $23 in 2019 were comprised of severance and benefit costs primarily related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Impairment of goodwill — During the first quarter of 2020, we recorded a $51 goodwill impairment charge. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Pension settlement charge — See Note 10 of the consolidated financial statements in Item 1 of Part I for a discussion of the termination of one of our U.S. defined benefit pension plans.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Nine Months Ended
	September 30,
	2020	2019
Non-service cost components of pension and OPEB costs	$(8)	$(19)
Government grants and incentives	9	11
Foreign exchange gain (loss)	5	(11)
Strategic transaction expenses	(15)	(32)
Non-income tax legal judgment		6
Other, net	4	14
Other income (expense), net	$(5)	$(31)

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

Interest income and interest expense — Interest income was $7 in 2020 and $8 in 2019. Interest expense was $99 in 2020 and $92 in 2019, as the benefit of lower average effective interest rates was offset by higher average debt levels. The increase in average debt levels is primarily attributable to outstanding borrowings under the Revolving Facility during the first half of 2020 and the issuances of $400 of our June 2028 Notes and an additional $100 of our November 2027 Notes in June 2020. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 4.9% in 2020 and 5.1% in 2019.

Income tax expense (benefit) —We reported an income tax expense of $34 and an income tax benefit of $27 for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rates were (46)% and (28)% for the first nine months of 2020 and 2019. In the second quarter of 2020 we recorded an income tax expense of $56 for valuation allowances in foreign jurisdictions due to reduced income projections. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefit of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. During the third quarter of 2019, we recognized a benefit of $22 for the release of a valuation allowance in a subsidiary in Brazil based on the recent history of profitability and increased income projections. In the second quarter of 2019, a pre-tax pension settlement charge of $258 with an associated income tax benefit of $9 was recorded. Also, during the second quarter of 2019, we recorded tax benefits of $48 related to tax actions that adjusted federal tax credits and $30 related to the development of a tax planning strategy which reduced valuation allowances on existing federal tax credits. During the first quarter of 2019, we recognized a benefit of $22 related to release of valuation allowances in the U.S. based on improved income projections. Partially offsetting this benefit was $6 of expenses related to a U.S. state law change. Excluding these items, the effective tax rate would be (45)% and 28% for the 2020 and 2019 nine-month periods, respectively. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

In countries where our history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe it is reasonably possible that valuation allowances up to $25 related to a subsidiary in Australia will be release in the next twelve months.

Equity in earnings of affiliates — Net earnings from equity investments was $17 in 2020 and $22 in 2019. Equity in earnings from DDAC was $14 in both 2020 and 2019. After experiencing significant impacts resulting from the global COVID-19 pandemic during the first quarter of 2020, DDAC experienced higher demand levels during the second and third quarters of 2020 primarily driven by increased demand for certain medium/heavy vehicles by the Chinese government. Equity in earnings form BSFB was $4 in 2020 and $8 in 2019. The year-over-year decrease in BSFB's earnings is primarily attributable to the global COVID-19 pandemic.

Segment Results of Operations (2020 versus 2019)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$930	$113	12.2%	$2,763	$333	12.1%
Volume and mix	3	(2)		(639)	(167)
Performance	(17)	(22)		(52)	(26)
Currency effects	(3)			(14)
2020	$913	$89	9.7%	$2,058	$140	6.8%

Light Vehicle sales in the third quarter and the first nine months of 2020, exclusive of currency effects, were 2% and 25% lower than the same periods of 2019. Full frame light truck production rapidly dissipated across all regions beginning in March 2020 as a result of the global COVID-19 pandemic. The impact of the global COVID-19 pandemic on our Light Vehicle operations was most notable during April 2020, with a measured ramp up in production beginning in May and continued sequential month-over-month increases in production continuing through September 2020. Year-over-year full frame light truck production declined in this year's third quarter in North America, Europe and South America by 2%, 8% and 6%, respectively, while production in Asia Pacific was flat with the same period of 2019. Year-over-year full frame light truck production for the first nine months of 2019 declined in North America, Europe, South America and Asia Pacific by 26%, 28%, 30% and 15%, respectively. Net customer pricing and cost recovery actions further decreased year-over-year sales by $11 and $43 in this year's third quarter and first nine months, respectively.

Light Vehicle third-quarter segment EBITDA decreased by $24 from last year, with the first nine months earnings lower by $193. Lower sales volumes provided a year-over-year headwind of $167 (26.1% decremental margin) in the first nine months as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings decrease in the third quarter was driven by operational inefficiencies of $26, lower net pricing and material cost recovery of $11, higher warranty expense of $3 and higher incentive compensation of $1. Partially offsetting these performance-related earnings decreases were the benefit of commodity cost decreases of $9, material cost savings of $8 and lower salaried employee wages of $2. The year-over-year performance related-earnings decrease in the first nine months was driven by lower net pricing and material cost recovery of $43, operational inefficiencies of $40 and incremental safety costs of $2 directly related to the global COVID-19 pandemic. Partially offsetting these performance-related earnings decreases were commodity cost decreases of $23, material cost savings of $18, lower salaried employee wages of $8, certain benefits of the CARES Act of $5, lower incentive compensation of $4 and lower warranty expense of $1.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$398	$33	8.3%	$1,266	$115	9.1%
Volume and mix	(70)	(20)		(380)	(99)
Acquisitions	1	(1)		7	(8)
Performance	(1)	5		(10)	23
Currency effects	(14)	(1)		(36)	(2)
2020	$314	$16	5.1%	$847	$29	3.4%

Commercial Vehicle sales in the third quarter and first nine months of 2020, exclusive of currency effects and the impact of acquisitions, were 18% and 31% lower than the same period of 2019. Declining market conditions coming out of 2019 deteriorated further with the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Year-over-year North America Class 8 production was down 38% and Classes 5-7 production was down 25% in this year's third quarter. Year-over-year medium/heavy truck production in Europe and South America were down 28% and 27%, respectively, in this year's third quarter. Year-over-year North America Class 8 production was down 47% and Classes 5-7 production was down 31% in this year's first nine months. Year-over-year medium/heavy truck production in Europe and South America were down 33% and 35%, respectively. Asia Pacific was impacted by the global COVID-19 pandemic earlier than the other regions, with its most significant year-over-year production decline occurring during the first quarter of 2020. Year-over-year Asia Pacific medium/heavy truck production was up 33% and 3% for third quarter and first nine months, respectively. Net customer pricing and cost recovery actions further decreased year-over-year sales by $2 and $11 in this year's third quarter and first nine months, respectively.

Commercial Vehicle third-quarter segment EBITDA decreased by $17 from last year, with the first nine months earnings lower by $86. Lower sales volumes provided a year-over-year headwind of $20 (28.6% decremental margin) and $99 (26.1% decremental margin) in the third quarter and first nine months, respectively, as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings increase in the third quarter was driven by improved operational efficiencies of $4, material cost savings of $3, commodity cost decreases of $1, lower warranty expense of $1 and lower salaried employee wages of $1. Partially offsetting these performance-related earnings increases were lower net pricing and material recovery of $2, higher incentive compensation of $2 and incremental safety costs of $1 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment. The year-over-year performance-related earnings increase in the first nine month was driven by material cost savings of $10, lower salaried employee wages of $6, commodity cost decreases of $5, improved operational efficiencies of $4, lower premium freight of $4, lower incentive compensation of $3, certain benefits of the CARES Act of $2 and lower warranty expense of $2. Partially offsetting these performance-related earnings increases were lower net pricing and material recovery actions of $11 and incremental safety costs of $2 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment.

Off-Highway

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$582	$79	13.6%	$1,808	$264	14.6%
Volume and mix	(86)	(19)		(461)	(111)
Acquisitions	3	1		116	20
Performance	(3)	3		(12)	4
Currency effects	11	1		(11)	(2)
2020	$507	$65	12.8%	$1,440	$175	12.2%

Excluding currency effects and the impact of the ODS and Ashwoods acquisitions, third-quarter and first nine months 2020 sales in our Off-Highway segment decreased 15% and 26% compared to last year. Already declining global construction/mining and agricultural equipment markets coming out of 2019 deteriorated further with the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. Net customer pricing and cost reduction actions further decreased year-over-year sales by $3 and $12 in this year's third quarter and first nine months, respectively.

Off-Highway third-quarter segment EBITDA decreased by $14 from last year, with the first nine months earnings lower by $89. Lower sales volumes provided a year-over-year headwind of $19 (22.1% decremental margin) and $111 (24.1% decremental margin) in the third quarter and first nine months, respectively, as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings increase in the third quarter was driven by material cost savings of $6, lower warranty expense of $5, commodity cost decreases of $3 and lower salaried employee wages of $2. Partially offsetting these performance-related earnings increases were operational inefficiencies of $7, lower net pricing and material recovery of $3, higher incentive compensation of $2 and incremental safety costs of $1 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment. The year-over-year performance-related earnings increase in the first nine months was driven by material cost savings of $16, lower salaried employee wages of $9, commodity cost decreases of $7, lower warranty expense of $3 and certain benefits of the CARES Act of $1. Partially offsetting these performance-related earnings increases were operational inefficiencies of $17, lower net pricing and material recovery of $12 and incremental safety costs of $3 directly related to the global COVID-19 pandemic.

Power Technologies

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2019	$254	$28	11.0%	$796	$90	11.3%
Volume and mix	4	2		(138)	(43)
Performance	(2)	4		(3)	16
Currency effects	4			(2)
2020	$260	$34	13.1%	$653	$63	9.6%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, sales for the third quarter 2020 were comparable with the third quarter of 2019 while first nine months 2020 sales were 18% lower than the same periods of 2019, primarily due to lower market demand resulting from the global COVID-19 pandemic. Light vehicle engine production declined in North America, Europe and Asia Pacific compared to last year's third quarter and first nine months.

Power Technologies third-quarter segment EBITDA increased $6 from last year, with the first nine months earnings lower by $27. Lower sales volumes provided a year-over-year headwind of $43 (31.2% decremental margin) in the first nine months as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings increase in the third quarter was driven by operational efficiencies of $9, material cost savings of $2 and lower salaried employee wages of $1. Partially offsetting these performance-related earnings increases was higher incentive compensation of $3, lower net pricing and material recovery of $2, higher warranty expense of $2 and incremental safety costs of $1 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment. The year-over-year performance-related earnings increase in the first nine months was driven by operational efficiencies of $11, lower salaried employee wages of $6, material savings cost of $5 and certain benefits of the CARES Act of $1. Partially offsetting these performance-related earnings increases were lower net pricing and material recovery of $3, higher warranty expense of $2 and incremental safety costs of $2 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment.

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as net income (loss) before interest, income taxes, depreciation, amortization, equity grant expense, restructuring expense, non-service cost components of pension and other postretirement benefits (OPEB) costs and other adjustments not related to our core operations (gain/loss on debt extinguishment, pension settlements, divestitures, impairment, etc.). Adjusted EBITDA is a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. We use adjusted EBITDA in assessing the effectiveness of our business strategies, evaluating and pricing potential acquisitions and as a factor in making incentive compensation decisions. In addition to its use by management, we also believe adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate financial performance of our company relative to other Tier 1 automotive suppliers. Adjusted EBITDA should not be considered a substitute for earnings (loss) before income taxes, net income (loss) or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of net income (loss) to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$45	$112	$(90)	$147
Equity in earnings of affiliates	7	8	17	22
Income tax expense (benefit)	16	5	34	(27)
Earnings (loss) before income taxes	54	109	(73)	98
Depreciation and amortization	94	86	272	247
Restructuring charges, net	2	5	21	23
Interest expense, net	35	28	92	84
Write-off deferred financing costs			5
Impairment of goodwill			51
Pension settlement charges		2		260
Other*	16	20	33	81
Adjusted EBITDA	$201	$250	$401	$793
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

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$321	$231	$195	$288
Purchases of property, plant and equipment	(60)	(108)	(181)	(298)
Free cash flow	261	123	14	(10)
Discretionary pension contribution	—	2	—	64
Adjusted free cash flow	$261	$125	$14	$54

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at September 30, 2020:

Cash and cash equivalents	$956
Less: Deposits supporting obligations	(2)
Available cash	954
Additional cash availability from Revolving Facility	979
Marketable securities	22
Total liquidity	$1,955

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had availability of $979 at September 30, 2020 under the Revolving Facility after deducting $21 of outstanding letters of credit.

The components of our September 30, 2020 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$532	$320	$852
Cash and cash equivalents held as deposits		2	2
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	100	102
Consolidated cash balance	$534	$422	$956

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

At September 30, 2020, we were in compliance with the covenants of our financing agreements. Under the Term Facilities, the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Term Facilities and the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Term A Facility and the Revolving Facility are subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 3.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

On April 16, 2020, we amended certain provisions of our credit and guaranty agreement including gradually increasing the first lien net leverage ratio from a maximum of 2.00 to 1.00 to a maximum of 4.00 to 1.00 for the quarter ending December 31, 2020 and then, starting with the quarter ending December 31, 2021, decrease the ratio quarterly until it returns to its prior level of 2.00 to 1.00 for and after the quarter ending September 30, 2022, unless Dana, in its sole discretion, elects to return the first lien net leverage ratio to its prior level of 2.00 to 1.00 earlier than such date. We also amended certain restrictive covenants to provide additional limitations on incurring additional liens, taking on additional debt, paying dividends, entering into certain transactions with affiliates, making certain investments and disposing of certain assets until December 31, 2021, unless Dana, in its sole discretion, elects to return the first lien net leverage ratio to its prior level prior to December 31, 2021. At September 30, 2020, we were in compliance with the covenants of our financing agreements.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Nine Months Ended
	September 30,
	2020	2019
Cash used for changes in working capital	$(50)	$(197)
Other cash provided by operations	245	485
Net cash provided by operating activities	195	288
Net cash used in investing activities	(193)	(995)
Net cash provided by financing activities	466	605
Net increase (decrease) in cash, cash equivalents and restricted cash	$468	$(102)

Operating activities — Exclusive of working capital, other cash provided by operations was $245 and $485 in 2020 and 2019. The year-over-year decrease is primarily attributable to lower operating earnings as a result of the global COVID-19 pandemic, partially offset by a $62 discretionary pension contribution made to one of our U.S. defined benefit pension plans in the second quarter of 2019. Reference is made to Note 10 of the consolidated financial statements in Item 1 of Part I for a discussion of the settlement of this U.S. defined benefit pension plan.

Working capital used cash of $50 and $197 in 2020 and 2019. Cash of $120 and $81 was used to finance increased receivables in 2020 and 2019. The higher level of cash required for receivables in 2020 was primarily due to the ramp up in customer demand that occurred during the third quarter of 2020 as the impact of the global COVID-19 pandemic began to dissipate. Cash of $105 was provided by lower inventory levels in 2020, while cash of $26 was used to fund higher inventory levels in 2019. The lower levels of inventory in 2020 were largely due to management's controlled and measured actions to preserve liquidity in response to the global COVID-19 pandemic. Cash of $35 and $90 was used to reduce accounts payable and other net liabilities in 2020 and 2019.

Investing activities — Expenditures for property, plant and equipment were $181 and $298 during 2020 and 2019. The elevated level of capital spend during 2019 was primarily in support of new customer programs and information systems upgrades. During 2020, capital spending has been delayed where and when appropriate in response to the global COVID-19 pandemic. During the first quarter of 2020, we paid $8 to acquire Curtis' 35.4% ownership interest in Ashwoods. The acquisition of Curtis's interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a controlling financing interest in Ashwoods. During 2019, we paid $545, net of cash and restricted cash acquired, to purchase ODS, we paid $61 to acquire SME, we paid $48, net of cash acquired, to purchase PEPS and we paid $10 to acquire Nordresa. During 2019, we paid $21 to settle the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. During 2020 and 2019, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2020, we completed the issuance of $400 of our June 2028 Notes and the issuance of an additional $100 of our November 2027 Notes, paying financing cost of $8. During 2020, we entered into a $500 bridge facility, paying financing cost of $5. We subsequently terminated the bridge facility. During 2020, we made principle payments of $8 on the Term A Facility. During 2019, we entered into an amended credit and guaranty agreement comprised of a $500 Term A Facility, a $450 Term B Facility and a $1,000 Revolving Facility. The Term A Facility was an expansion of our existing $275 term facility. We drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. We paid financing costs of $16 to amend the credit and guaranty agreement. During 2019, we drew $100 on our Revolving Facility and made combined principle payments of $117 on the Term Facilities. During the third quarter of 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and increasing its existing indirect 22.5% noncontrolling interest in PEPS to an indirect 45% redeemable noncontrolling interest. We received $53 of cash at closing. We used $15 and $43 for dividend payments to common stockholders during 2020 and 2019, respectively. We used $25 to repurchase 1,432,275 shares of our common stock during 2019. During the second quarter of 2020, we temporarily suspended the declaration and payment of dividends to common stockholders and temporarily suspended the repurchase of common stock under our existing common stock repurchase program in response to the global COVID-19 pandemic.

Off-Balance Sheet Arrangements

There have been no material changes at September 30, 2020 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2019 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2019 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2019 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the nine months ended September 30, 2020. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first nine months of 2020.

Long-term interest rates on high quality corporate debt instruments, which are used to determine the discount rates used in the valuation of our other U.S. defined benefit pension obligations, have decreased during 2020. The lower interest rates, if unchanged during the fourth quarter, would result in a year-end discount rate of 2.59% for our U.S. plans versus the 3.21% discount rate used at the end of 2019. Our return on pension assets through the first nine months of 2020 has been higher than our 5.0% annual expected return on the related plan assets. Notwithstanding other changes in assumptions, we would expect the use of a discount rate of 2.59% and earning a 5.0% annualized return on plan assets during the fourth quarter to result in an immaterial actuarial loss for these U.S. defined benefit plans at December 31, 2020.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, rapid dissipation of customer demand, as well as decisions we have made to protect the health and safety of our employees and communities, we temporarily closed a significant number of our facilities globally. We may face long term facility closure requirements and other operational restrictions with respect to some or all of our locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. We operate as part of the complex integrated global supply chains of our largest customers. As the COVID-19 pandemic dissipates at varying times and rates in different regions around the world, we anticipate a pro-longed negative impact on these global supply chains. Our ability to continue operations at our previously closed facilities will be impacted by the interdependencies of the various participants of these global supply chains, which are largely beyond our direct control. A pro-longed shut down of these global supply chains will have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On December 11, 2019 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2021. Approximately $150 remained available under the program for future share repurchases as of September 30, 2020. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the third quarter of 2020.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	October 28, 2020	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer