Form 10-K
period 2020-12-31
DANA INC
filed 2021-02-18
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2020 was $1,750,128,369.

There were 144,670,587 shares of the registrant's common stock outstanding at January 29, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on April 21, 2021 are incorporated by reference into Part III.

DANA INCORPORATED

FORM 10-K

YEAR ENDED December 31, 2020

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

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana Incorporated (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. From axles, driveshafts, and transmissions to electrodynamic, thermal, sealing and digital solutions, the company enables the propulsion of conventional, hybrid, and electric-powered vehicles by supplying nearly every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. As of December 31, 2020 we employed approximately 38,200 people, operated in 33 countries and had 141 major facilities around the world.

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

External sales by operating segment for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020		2019		2018
	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Light Vehicle	$3,038	42.8%	$3,609	41.9%	$3,575	43.9%
Commercial Vehicle	1,181	16.6%	1,611	18.7%	1,612	19.8%
Off-Highway	1,970	27.7%	2,360	27.4%	1,844	22.6%
Power Technologies	917	12.9%	1,040	12.0%	1,112	13.7%
Total	$7,106		$8,620		$8,143

Refer to Segment Results of Operations in Item 7 and Note 21 to our consolidated financial statements in Item 8 for further financial information about our operating segments.

Our business is diversified across end-markets, products and customers. The following table summarizes the markets, products and largest customers of each of our operating segments as of December 31, 2020:

Segment	Markets	Products	Largest Customers

Light Vehicle	Light vehicle market:	Axles	Ford Motor Company
	Light trucks (full frame)	Driveshafts	Fiat Chrysler Automobiles*
	Sport utility vehicles	Transmissions	Toyota Motor Company
	Crossover utility vehicles	e-Axles	Renault-Nissan-Mitsubishi
	Vans	Electrodynamic and	Alliance
	Passenger cars	drivetrain components	General Motors Company
Tata Motors / Jaguar Land
Rover

Commercial Vehicle	Medium/heavy vehicle market:	Axles	PACCAR Inc
	Medium duty trucks	Driveshafts	Traton Group
	Heavy duty trucks	e-Axles	AB Volvo
	Buses	e-Transmissions	Navistar International Corp.
	Specialty vehicles	Electrodynamic and	Daimler AG
		drivetrain components	Ford Motor Company
Electric vehicle integration
services
Software as a service

Off-Highway	Off-Highway market:	Axles	Deere & Company
	Construction	Driveshafts	CNH Industrial N.V.
	Earth moving	Transmissions	AGCO Corporation
	Agricultural	Planetary hub drives	Oshkosh Corporation
	Mining	e-Axles	Manitou Group
	Forestry	e-Drives	Sany Group
	Material handling	Electrodynamic, hydraulic
	Industrial stationary	and drivetrain components

Power Technologies	Light vehicle market	Gaskets	Ford Motor Company
	Medium/heavy vehicle market	Cover modules	General Motors Company
	Off-Highway market	Heat shields	Volkswagen AG
		Engine sealing systems	(including Traton Group)
		Cooling	Cummins Inc.
		Heat transfer products	Fiat Chrysler Automobiles
Caterpillar Inc.

* Via a directed supply relationship

Geographic Operations

We maintain administrative and operational organizations in North America, Europe, South America and Asia Pacific to support our operating segments, assist with the management of affiliate relations and facilitate financial and statutory reporting and tax compliance on a worldwide basis. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific
Canada	Belgium	Netherlands	Argentina	Australia
Mexico	Denmark	Norway	Brazil	China
United States	Finland	Russia	Colombia	India
	France	South Africa	Ecuador	Japan
	Germany	Spain		New Zealand
	Hungary	Sweden		Singapore
	Ireland	Switzerland		South Korea
	Italy	Turkey		Thailand
	Lithuania	United Kingdom

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

Sales reported by our non-U.S. subsidiaries comprised $3,702, or 52%, of our 2020 consolidated sales of $7,106. A summary of sales and long-lived assets by geographic region can be found in Note 21 to our consolidated financial statements in Item 8.

Customer Dependence

We are largely dependent on light vehicle, medium- and heavy-duty vehicle and off-highway original equipment manufacturer (OEM) customers. Ford Motor Company (Ford) and Fiat Chrysler Automobiles (FCA) were the only individual customers accounting for 10% or more of our consolidated sales in 2020. As a percentage of total sales from operations, our sales to Ford were approximately 20% in 2020, 20% in 2019 and 20% in 2018, and our sales to FCA (via a directed supply relationship), our second largest customer, were approximately 12% in 2020, 11% in 2019 and 11% in 2018. PACCAR Inc, Deere & Company and Volkswagen AG (including Traton Group) were our third, fourth and fifth largest customers in 2020. Our 10 largest customers collectively accounted for approximately 54% of our sales in 2020.

Loss of all or a substantial portion of our sales to Ford, FCA or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced and there is no assurance that any such lost volume would be replaced.

Sources and Availability of Raw Materials

We use a variety of raw materials in the production of our products, including steel and products containing steel, stainless steel, forgings, castings, bearings, and batteries and related rare earth materials. Other commodity purchases include aluminum, brass, copper and plastics. These materials are typically available from multiple qualified sources in quantities sufficient for our needs. However, some of our operations remain dependent on single sources for certain raw materials.

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

The following table summarizes our principal competitors by operating segment as of December 31, 2020:

Segment	Principal Competitors

Light Vehicle	American Axle & Manufacturing Holdings, Inc.	Schaeffler Group
	BorgWarner Inc.	Wanxiang Group Corporation
	Hofer Powertrain GmbH	ZF Friedrichshafen AG
	IFA ROTARION Holding GmbH	Vertically integration OEM operations

Commercial Vehicle	Allison Transmission	Meritor, Inc.
	American Axle & Manufacturing Holdings, Inc.	Tirsan Kardan
	Borg Warner Inc.	ZF Friedrichshafen AG
	Klein Products Inc.	Vertically integrated OEM operations

Off-Highway	Bonfiglioli	Danfoss
	Bosch Rexroth AG	Kessler & Co.
	Carraro Group	ZF Friedrichshafen AG
	Comer Industries	Vertically integrated OEM operations

Power Technologies	Denso Corporation	MAHLE GmbH
	ElringKlinger AG	Tenneco Inc.
	Freudenberg NOK Group	Valeo Group
	Hanon Systems	YinLun Co., LTD

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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2020, we had seven stand-alone technical and engineering centers and nineteen additional sites at which we conduct research and development activities. Our research and development costs were $146 in 2020, $112 in 2019 and $103 in 2018. Total engineering expenses including research and development were $246 in 2020, $271 in 2019 and $252 in 2018. During 2020, we reduced our total engineering spend in response to the global COVID-19 pandemic, taking advantage of various government programs and subsidies in the countries in which we operate. We also made the strategic decision to focus our engineering spend more heavily on research and development activities, continuing to progress key electrification initiatives despite the global pandemic.

Our research and development is targeted to create unique value for our customers. Our technologies are enabling the electrification of vehicles and accessories to improve efficiency and reduce the impact of carbon emissions. Our advanced drivelines are more efficient than ever before and include mechatronic systems to enhance performance. The power technologies group is developing new ways to keep batteries and power electronics at optimum temperatures to improve their efficiency and operation. We have developed innovative fuel cell products to help keep vehicles running in near continuous operation.

Human Capital

Our talented people power a customer-centric organization that is continuously improving the performance and efficiency of vehicles and machines around the globe. The following table summarizes our employees by operating segment and geographical region as of  December 31, 2020:

Segment	Employees	Region	Employees
Light Vehicle	13,800	North America	14,800
Commercial Vehicle	6,200	Europe	10,000
Off-Highway	11,100	South America	3,800
Power Technologies	5,400	Asia Pacific	9,600
Technical and administrative	1,700	Total	38,200
Total	38,200

Safety – The health and safety of employees remain our highest priority and we believe our company has an essential responsibility to safeguard life, health, property, and the environment for the well-being of all involved. Through effective feedback and positive recognition, we actively promote and pursue safety in all that we do. This is achieved through a consistent commitment to excellence in, health, safety, security management, and risk elimination. Dana’s health, safety and security programs ensure that all employees receive training, guidance, and assistance in safety awareness and risk prevention. An implemented, verified, audited, and communicated occupational health and safety management system reflects Dana’s internal and external commitment to all our stakeholders in identifying and reducing the health and safety risk of our employees around the world. Dana has developed robust safety systems, including detailed work instructions and processes for standard and non-standard work, as well as regular layer process audits to ensure that we carefully consider safety in each of our work functions.

COVID-19 Response – The company’s response to the global COVID-19 pandemic was comprehensive, swift, and decisive with an emphasis on health and safety. Our top priorities were to protect our employees, communities, customers, and our future. For our employees, we implemented protocols throughout our global footprint to ensure their health and safety including, but not limited to: temporarily closing a significant number of our facilities; restricting access to all facilities; increasing cleaning and disinfecting protocols of those facilities that continued to operate; use of personal protection equipment; adhering to social distancing guidelines; instituting remote work; and restricting travel. In our communities, we provided support to initiatives across the globe, including light manufacturing and assembly for personal protection equipment and ventilator-related components. As our customers focused on managing through the challenges of the pandemic, we carefully managed our supply chain and inventory, while preparing our facilities for a safe restart.

Inclusion and Diversity – Our vision is to maintain an inclusive and diverse, global organization that develops, fosters, and attracts great people whose perspectives are heard, valued, and supported. We embrace our team members, suppliers, and customers. Their unique backgrounds, experiences, thoughts, views, and talents shape the ever-changing world. We are continuously building upon our diverse strengths to further grow a strong, inclusive work environment. Dana remains focused on embracing inclusion and diversity while enhancing the cultural competence of the global workforce. To achieve this, we have emphasized three core areas: retention and employee development, resources for employees, and recruiting of new team members.

Retention and Employee Development – Dana believes the development of its people is critical to the company’s success. The company empowers individuals to lead their development by articulating their professional, personal, and career growth aspirations to their manager. Development of all Dana people is strongly encouraged and should be considered each year as a part of their goals. Dana as an organization has the responsibility to set the tone, culture, and organizational expectations. The company also provides regular training opportunities for our associates across the globe to ensure they have the skills and information to keep pace with technological change. This development is supported and measured with robust performance management and development plans that encourages employees to continuously improve upon their past performance and build on critical skills the company requires to remain competitive. The company has a mentorship program for diverse employees to help guide and coach employees to positions of leadership and ensure the company is developing a diverse talent pool.

Resources – Dana has established an expanding network of Business Resource Groups (BRGs) to enhance Dana’s ability to develop, retain, and attract employees of varied backgrounds. By embracing inclusion and diversity, we create an environment that inspires the best from everyone and maximizes the value of our most important asset – Dana people.  These BRGs are executive leadership-supported, employee-led initiatives with the mission to inspire growth and innovation and foster diversity for all employees. Our BRGs currently include:

●

Dana Women’s Network (DAWN) – The company’s DAWN group is focused on providing professional networking and career development for women at Dana. They also promote activities that engage Dana’s senior leaders to better understand how the company can support women at work.

●

African American Resource Group (AARG) – Dana’s AARG group is committed to supporting the career development of African American talent through thought-leadership workshops and community events. The group provides insight to Dana into the best practices for sourcing and retaining top talent.

●

LGBT+A – The LGBT+A group focuses on maintaining an inclusive working environment that enables the company to leverage a diverse leadership pipeline. It has assisted in providing educational resources and community activities to engage the Dana team on best ways to support our LGBT+A colleagues.

●

Live Green – Dana’s Live Green resource group helps to advance Dana’s mission to be sustainably responsible in our business practices. The group helps to inform and drive grassroots employee initiatives on reducing our impact on the environment.

●

New to Dana (NTD) – The NTD group is open to all new Dana employees to help acclimate them to the Dana business culture and understand the company’s rich history. It provides resources, support, and professional development opportunities to new employees as they transition into their job responsibilities at Dana.

●

Dana Alumni – With more than a century of rich history, Dana leverages its vast network of Alumni, including retires and former long-time employees to help them remain informed about the company’s latest initiatives and to gather ideas on how to best continue to engage our workforce.

●

Military and Veterans – The military and veterans group supports active-duty and veteran military personnel by understanding their unique needs and finding the best ways to support them. This group’s understanding of the needs of those who have served also allows the company to consider the best way to engage candidates and recruit them to Dana.

Recruiting – As a company, we are always collaborating with internationally recognized organizations to reach out to diverse talent and implement best practices for recruiting individuals who work within our core business functions.

Health and Wellness – Dana understands the importance of advocating for the health and well-being of our employees. Health initiatives can have a long-lasting, sustainable impact on employee well-being, but healthy habits do not develop overnight. The company is continuously evaluating new opportunities for programs that help address factors that influence health-related behaviors, which can have a long-lasting impact on an employee’s well-being. Dana understands the needs of individuals are unique and continues to offer initiatives spanning the spectrum of health and wellness to help provide a supportive work environment where employees strive for balance in their lives.

We encourage you to review the “Empowering People” section of our annual Sustainability and Social Responsibility Report (located on our website) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our annual Sustainability and Social Responsibility Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2020.

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

Certain political developments occurring the past several years have provided increased economic uncertainty. The United Kingdom’s (UK) 2016 decision to exit the European Union (EU) has not had significant economic ramifications on our operations to date. The UK and the EU have announced the UK-EU Trade and Cooperation Agreement (TCA) which covers the future UK – EU relationship. The TCA is being provisionally applied beginning January 1, 2021 pending approval in the Council of the EU and European Parliament. The longer term economic, legal, political, and social implications of the TCA are unclear at this stage. Political climate changes in the U.S., including tax reform legislation, regulatory requirements and potential trade policy actions, are likely to impact economic conditions in the U.S. and various countries, the cost of importing into the U.S. and the competitive landscape of our customers, suppliers and competitors.

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

The novel coronavirus disease (COVID-19) pandemic has had an adverse effect on our business, results of operations, cash flows and financial condition. The COVID-19 pandemic has negatively impacted the global economy, disrupted our operations as well as those of our customers, suppliers and the global supply chains in which we participate, and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term operational, strategic and capital structure initiatives, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.

As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, rapid dissipation of customer demand, as well as decisions we have made to protect the health and safety of our employees and communities, we temporarily closed a significant number of our facilities globally during 2020. We may face facility closure requirements and other operational restrictions with respect to some or all of our locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. We operate as part of the complex integrated global supply chains of our largest customers. As the COVID-19 pandemic dissipates at varying times and rates in different regions around the world, there could be a prolonged negative impact on these global supply chains. Our ability to continue operations at specific facilities will be impacted by the interdependencies of the various participants of these global supply chains, which are largely beyond our direct control. A prolonged shut down of these global supply chains will have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 54% of our overall sales in 2020. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

We operate in 33 countries around the world and we depend on significant foreign suppliers and customers. Further, we have several growth initiatives that are targeting emerging markets like China and India. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. We operate in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At December 31, 2020, our net asset exposure related to Argentina was approximately $21, including $5 of net fixed assets.

We may be adversely impacted by changes in trade policies and proposed or imposed tariffs, including but not limited to, the imposition of new tariffs by the U.S. government on imports to the U.S. and/or the imposition of retaliatory tariffs by foreign countries.

Section 232 of the Trade Expansion Act of 1962, as amended (the Trade Act), gives the executive branch of the U.S. government broad authority to restrict imports in the interest of national security by imposing tariffs. Tariffs imposed on imported steel and aluminum could raise the costs associated with manufacturing our products. We work with our customers to recover a portion of any increased costs, and with our suppliers to defray costs, associated with tariffs. While we have been successful in the past recovering a significant portion of costs increases, there is no assurance that cost increases resulting from trade policies and tariffs will not adversely impact our profitability. Our sales may also be adversely impacted if tariffs are assessed directly on the products we produce or on our customers’ products containing content sourced from us.

We may be adversely impacted by the strength of the U.S. dollar relative to the currencies in the other countries in which we do business.

Approximately 52% of our sales in 2020 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. Strengthening of the U.S. dollar against the euro and currencies of other countries in which we have operations could have an adverse effect on our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

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

The proposed phase out of the London Interbank Offer Rate (LIBOR) could have an adverse effect on our business

Our revolving credit facility (the "Revolving Facility") and term loan B facility (the "Term B Facility") utilize Libor to set the interest rate on any outstanding borrowings.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of Libor by the end of 2021. On November 30, 2020 the ICE Benchmark Administration Limited (IBA) announced that it will consult on its intention to cease publication of the one week and two-month USD Libor settings at the end of 2021 and the remaining USD Libor settings at the end of June 2023. The potential effect on our cost of borrowing utilizing a replacement rate cannot yet be determined. In addition, any further changes or reforms to the determination of Libor or its successor rate may result in a sudden or prolonged increase or decrease on our borrowing rate, which could have an adverse impact on extension of credit held by us and could have a material adverse effect on our business, financial condition and results of operations.

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

We contribute to certain multi-employer defined benefit pension plans for certain of our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2020. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 12 to our consolidated financial statements in Item 8 for additional information on multi-employer pension plans.)

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

Net operating loss carryforwards (NOLs) approximating $190 were available at December 31, 2020 to reduce future U.S. income tax liabilities. Our ability to utilize these NOLs may be limited as a result of certain change of control provisions of the U.S. Internal Revenue Code of 1986, as amended (Code). The NOLs are treated as losses incurred before the change of control in January 2008 and are limited to annual utilization of $84. There can be no assurance that trading in our shares will not effect another change in control under the Code, which could further limit our ability to utilize our available NOLs. Such limitations may cause us to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to limitation.

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

At December 31, 2020, Dana had consolidated debt obligations of $2,481, with cash and marketable securities of $580 and unused revolving credit capacity of $979. Our ability to grow the business and satisfy debt service obligations is dependent, in part, on our ability to gain access to capital at competitive costs. External factors beyond our control can adversely affect capital markets – either tightening availability of capital or increasing the cost of available capital. Failure on our part to maintain adequate financial performance and appropriate credit metrics can also affect our ability to access capital at competitive prices.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Type of Facility	North America	Europe	South America	Asia Pacific	Total
Light Vehicle
Manufacturing/Distribution	14	4	4	9	31
Service/Assembly	1			1	2
Technical and Engineering Centers				1	1
Commercial Vehicle
Manufacturing/Distribution	6	5	3	7	21
Service/Assembly	1				1
Administrative Offices				1	1
Technical and Engineering Centers	1	1			2
Off-Highway
Manufacturing/Distribution	3	20		7	30
Service/Assembly	3	13	1	4	21
Administrative Offices		3		1	4
Technical and Engineering Centers		1			1
Power Technologies
Manufacturing/Distribution	9	4		2	15
Administrative Offices	1				1
Technical and Engineering Centers	1				1
Corporate and other
Administrative Offices	3	1	1	2	7
Technical and Engineering Centers - Multiple Segments				2	2
	43	52	9	37	141

As of December 31, 2020, we operated in 33 countries and had 141 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices. In addition to the seven stand-alone technical and engineering centers in the table above, we have nineteen technical and engineering centers housed within manufacturing sites. We lease 68 of these facilities and own the remainder. We believe that all of our property and equipment is properly maintained.

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

Holders of common stock — Based on reports by our transfer agent, there were approximately 2,629 registered holders of our common stock on January 29, 2021.

Reference is made to the Equity Compensation Plan Information section of Item 12 for certain information regarding our equity compensation plans.

Stockholder return — The following graph shows the cumulative total shareholder return for our common stock since December 31, 2015. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on December 31, 2015. Each of the returns shown assumes that all dividends paid were reinvested.

Performance chart

Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/20
Dana Incorporated	$100.00	$137.94	$230.83	$104.97	$139.76	$156.84
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Dow Jones US Auto Parts Index	100.00	105.41	136.81	94.91	120.95	142.12

Issuer's purchases of equity securities — On February 16, 2021, our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $150 remained available under the program for future share repurchases as of December 31, 2020. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the fourth quarter of 2020.

Annual meeting — We will hold an annual meeting of shareholders on April 21, 2021.

Item 6. Selected Financial Data

	Year Ended December 31,
	2020(1)	2019(2)	2018(3)	2017(4)	2016(5)
Operating Results
Net sales	$7,106	$8,620	$8,143	$7,209	$5,826
Earnings (loss) before income taxes	(13)	171	494	380	215
Net income (loss)	(51)	233	440	116	653

Net income (loss) attributable to the parent company	$(31)	$226	$427	$111	$640
Redeemable noncontrolling interests adjustment to redemption value	—	—	—	6	—
Net income (loss) available to common stockholders	$(31)	$226	$427	$105	$640

Net income (loss) per share available to common stockholders
Basic	$(0.21)	$1.57	$2.94	$0.72	$4.38
Diluted	$(0.21)	$1.56	$2.91	$0.71	$4.36

Depreciation and amortization	$365	$339	$270	$233	$182
Net cash provided by operating activities	386	637	568	554	384
Purchases of property, plant and equipment	326	426	325	393	322

Financial Position
Cash and cash equivalents and marketable securities	$580	$527	$531	$643	$737
Total assets	7,376	7,220	5,918	5,644	4,860
Long-term debt, less debt issuance costs	2,420	2,336	1,755	1,759	1,595
Total debt, less debt issuance costs	2,454	2,370	1,783	1,799	1,664
Common stock and additional paid-in capital	2,410	2,388	2,370	2,356	2,329
Treasury stock	(156)	(150)	(119)	(87)	(83)
Total parent company stockholders' equity	1,758	1,873	1,345	1,013	1,157
Book value per share	$12.17	$13.01	$9.27	$6.98	$7.92

Common Share Information
Dividends declared per common share	$0.10	$0.40	$0.40	$0.24	$0.24
Weighted-average common shares outstanding
Basic	144.5	144.0	145.0	145.1	146.0
Diluted	144.5	145.1	146.5	146.9	146.8

(1)

Operating results in 2020 were significantly impacted by the global COVID-19 pandemic. Net income in 2020 included a $51 pre-tax goodwill impairment charge, a $33 pre-tax gain on notes receivable conversion and subsequent adjustment of shares to fair value and a $8 charge attributable to net discrete tax items.

(2)

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

(3)	Net income in 2018 included a $20 charge attributable to the impairment of intangible assets used in research and development activities and a $67 benefit attributable to net discrete tax items.

(4)

Net income in 2017 included a $27 charge attributable to the divestiture of our Brazil suspension components business and a $159 charge attributable to net discrete tax items, including a charge of $186 associated with a reduction of net deferred tax assets to reflect expected realization at the lower U.S corporate tax rate of 21% rather than the previous rate of 35%.

(5)

Net income in 2016 includes a $77 loss attributable to the divestiture of Dana Companies, LLC and a $476 benefit attributable to net discrete tax items, including a benefit of $501 associated with the release of valuation allowances against U.S. deferred taxes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2020, 51% of our sales came from North American operations and 49% from operations throughout the rest of the world. Our sales by operating segment were Light Vehicle – 43%, Commercial Vehicle – 16%, Off-Highway – 28% and Power Technologies – 13%.

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

Over the past year we have achieved our goal to accelerate hybridization and electrification through both core Dana technologies and targeted strategic acquisitions and are positioned today to lead the market. The nine recent investments in electrodynamic expertise and technologies combined with Dana’s longstanding mechatronics capabilities has allowed us to develop and deliver fully integrated e-Propulsion systems that are power-dense and achieve optimal efficiency through the integration of the components that we offer due to our mechatronics capabilities. With recent electric vehicle program awards, we are well on our way to achieving our growth objectives in this emerging market.

The development and implementation of our enterprise strategy is positioning Dana to grow profitably due to increased customer focus as we leverage our core capabilities, expand into new markets, develop and commercialize new technologies including for hybrid and electric vehicles.

Capital Structure Initiatives

In addition to investing in our business, we plan to continue prioritizing the allocation of capital to reduce debt and maintain a strong financial position. We continue to drive toward investment grade metrics as part of a balanced approach to our capital allocation priorities and our goal of further strengthening our balance sheet.

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Our Board of Directors authorized a $200 share repurchase program effective in 2018 which expires at the end of 2023. Through December 31, 2020, we have used $50 of cash to repurchase common shares under the program. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the global COVID-19 pandemic, we temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our existing common stock share repurchase program.

Financing actions — Over the past few years we have taken advantage of the lower interest rate environment to complete refinancing transactions that resulted in lower effective interest rates while extending maturities. During 2019 we expanded our credit and guaranty agreement, entering into $675 of additional floating rate term loans to fund the ODS acquisition (see Acquisitions section below) and increased our revolving credit facility to $1,000 and extended its maturity to August 2024. We completed a $300 2027 note offering and used the proceeds to repay $300 of higher cost 2023 notes. During 2019, we terminated one of our U.S. defined benefit pension plans, settling approximately $165 of previously unfunded pension obligations and eliminating future funding risk associated with interest rate and other market developments. In response to the global COVID-19 pandemic, during June 2020, we completed a $400 2028 note offering and a $100 add on to our 2027 notes. With the impact of the global COVID-19 pandemic on our operations dissipating, we paid down $474 of our floating rate term loans (the "Term A Facility") in the third and fourth quarters of 2020. See Note 14 to our consolidated financial statements in Item 8 for additional information.

Other Initiatives

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses – targeting increased future aftermarket sales. Powered by recognized brands such as Dana®, Spicer®, Spicer Electrified™, Victor Reinz®, Glaser®, GWB®, Thompson®, Tru-Cool®, SVL®, and Transejes™, Dana delivers a broad range of aftermarket solutions – including genuine, all makes, and value lines – servicing passenger, commercial and off-highway vehicles across the globe.

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

Acquisitions

Ashwoods Innovations Limited — On February 5, 2020, we acquired Curtis Instruments, Inc.'s (Curtis) 35.4% ownership interest in Ashwoods Innovations Limited (Ashwoods). Ashwoods designs and manufactures permanent magnet electric motors for the automotive, material handling and off-highway vehicle markets. The acquisition of Curtis' interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a 97.8% ownership interest and a controlling financial interest in Ashwoods. We recognized a $3 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in Ashwoods to fair value. The total purchase consideration of $22 is comprised of $8 of cash paid to Curtis at closing, the $10 fair value of our previously held equity method investment in Ashwoods and $4 related to the effective settlement of a pre-existing loan payable due from Ashwoods. During March 2020, we acquired the remaining noncontrolling interests in Ashwoods held by employee shareholders. The results of operations of Ashwoods are reported within our Off-Highway operating segment. The Ashwoods acquisition had an insignificant impact on our consolidated results of operations during 2020. See Hydro-Québec relationship discussion below for details of the subsequent change in our ownership interest in Ashwoods.

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

Prestolite E-Propulsion Systems (Beijing) Limited — On June 6, 2019, we acquired Prestolite Electric Beijing Limited's (PEBL) 50% ownership interest in Prestolite E-Propulsion Systems (Beijing) Limited (PEPS). PEPS manufactures and distributes electric mobility solutions, including electric motors, inverters, and generators for commercial vehicles and heavy machinery. PEPS has a state-of-the-art facility in China, enabling us to expand motor and inverter manufacturing capabilities in the world's largest electric-mobility market. The acquisition of PEBL's interest in PEPS, along with our existing ownership interest in PEPS through our TM4 subsidiary, provides us with a 100% ownership interest and a controlling financial interest in PEPS. We recognized a $2 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in PEPS to fair value. We paid $50 at closing using cash on hand. Reference is made to Note 2 of our consolidated financial statements in Item 8 for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of PEPS are reported within our Commercial Vehicle operating segment. The PEPS acquisition contributed $8 of sales and de minimis adjusted EBITDA in 2019. See Hydro-Québec relationship discussion below for details of the subsequent change in our ownership interest in PEPS.

Oerlikon Drive Systems — On February 28, 2019, we acquired a 100% ownership interest in the Oerlikon Drive Systems (ODS) segment of the Oerlikon Group. ODS is a global manufacturer of high-precision gears, planetary hub drives for wheeled and tracked vehicles, and products, controls, and software that support vehicle electrification across the mobility industry. We paid $626 at closing, which was primarily funded through debt proceeds. Reference is made to Note 2 of our consolidated financial statements in Item 8 for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of ODS are reported primarily within our Off-Highway and Commercial Vehicle operating segments. The ODS acquisition added $630 of sales and $87 of adjusted EBITDA during 2019.

SME — On January 11, 2019, we acquired a 100% ownership interest in S.M.E. S.p.A. (SME). SME designs, engineers, and manufactures low-voltage AC induction and synchronous reluctance motors, inverters, and controls for a wide range of off-highway electric vehicle applications, including material handling, agriculture, construction, and automated-guided vehicles. The addition of SME's low-voltage motors and inverters, which are primarily designed to meet the evolution of electrification in off-highway equipment, significantly expands Dana's electrified product portfolio. We paid $88 at closing, consisting of $62 in cash on hand and a note payable of $26 which allows for net settlement of potential contingencies as defined in the purchase agreement. The note is payable in five years and bears annual interest of 5%. Reference is made to Note 2 of our consolidated financial statements in Item 8 for the allocation of purchase consideration to assets acquired and liabilities assumed. The SME acquisition added $21 of sales and de minimis adjusted EBITDA during 2019. See Hydro-Québec relationship discussion below for details of the subsequent change in our ownership interest in SME.

TM4 — On June 22, 2018, we acquired a 55% ownership interest in TM4 Inc. (TM4) from Hydro-Québec. TM4 designs and manufactures motors, power inverters and control systems for electric vehicles, offering a complementary portfolio to Dana's electric gearboxes and thermal-management technologies for batteries, motors and inverters. The transaction establishes Dana as the only supplier with full e-Drive design, engineering and manufacturing capabilities – offering electro mechanical propulsion solutions to each of our end markets. TM4's technology and advanced manufacturing facility in Boucherville, Quebec will add to our global technical centers, and their 50% interest in PEPS provides an opportunity to enhance our position in the fastest growing market for electric vehicles. See PEPS acquisition discussion above for details of the subsequent change in our ownership interest in PEPS. Dana is consolidating TM4 as the governing documents provide Dana with a controlling financial interest. We paid $125 at closing, using cash on hand. Reference is made to Note 2 of our consolidated financial statements in Item 8 for the allocation of purchase consideration to assets acquired and liabilities assumed. The results of operations of the TM4 business are reported in our Commercial Vehicle operating segment. The TM4 acquisition contributed $11 of sales and de minimis adjusted EBITDA in 2018.

Hydro-Québec Relationship

On June 22, 2018, we acquired a 55% ownership interest in TM4 from Hydro-Québec. On July 29, 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and increasing its existing indirect 22.5% noncontrolling interest in PEPS to 45%. We received $65 at closing, consisting of $53 of cash and a note receivable of $12. The note is payable in five years and bears annual interest of 5%. Dana will continue to consolidate SME and PEPS as the governing documents continue to provide Dana with a controlling financial interest in these subsidiaries. See Acquisitions section above for a discussion of Dana's acquisitions of PEPS and SME. On April 14, 2020, Hydro-Québec acquired an indirect 45% redeemable noncontrolling interest in Ashwoods. We received $9 in cash at closing, inclusive of $2 in proceeds on a loan from Hydro-Québec. Dana will continue to consolidate Ashwoods as the governing documents continue to provide Dana with a controlling financial interest in this subsidiary. See the Acquisitions section above for a discussion of Dana's acquisition of Ashwoods.

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

Trends in Our Markets

We serve our customers in three core global end markets: light vehicle, primarily full frame trucks and SUVs; commercial vehicle, including medium-and heavy-duty trucks and busses; and off-highway, including construction, mining, and agriculture equipment.

In 2020, all of our end-markets were impacted to varying degrees by the global COVID-19 pandemic, which initially resulted in lower demand driven by production shutdowns related to virus mitigation efforts in the regions we serve.  Each of our end-markets has unique cyclical dynamics and market drivers. These cycles are impacted by periods of investment where end-user vehicle fleets are refreshed or expanded in reaction to demand usage patterns, regulatory changes, or when the age of vehicles in service reach their useful life. Key market drivers include regional economic growth rates; industrial output; commodity production and pricing; and residential and nonresidential construction rates. Our multi-market coverage and broad customer base help provide stability across the cycles while mitigating secular variability.

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. Global light-truck volumes have seen steady growth over the last three years, with the largest gains being in North America. The impact of COVID-19 saw the global market contract by 13% from 2019 levels. The outlook for the full year of 2021 reflects full-frame light-truck production to be up by a similar percentage, with all regions exhibiting a strong rebound and returning to 2019 levels as production constraints have eased, inventory returns to more normal levels, and constrained customer demand is fulfilled.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. The Class-8 truck market in North America has experienced steady growth from 2017 through 2019, peaking at 345,000 trucks produced in 2019. Production of Class-8 trucks in 2020 was 38% below the record production in 2019 due to normal cycle dynamics and the impact of COVID-19. The outlook for 2021 is for stronger demand with production up 35% over the prior year driven by improving economic outlook and cyclical growth.

Medium-duty truck production in North America has grown steadily over the last several years before experiencing a 20% year- over-year decline from 2019 to 2020, primarily due to COVID-19. The outlook for 2021 is for a 6% increase in production over the prior year.  Outside of North America, production of medium-and heavy-duty trucks in South America had been slowly improving prior to the COVID-19 pandemic as economic conditions had started to stabilize. Pandemic and economic conditions drove a 22% decline in production in 2020. The 2021 outlook for South America is for a 30% increase in production as the region recovers from the impact of the pandemic and the age of existing vehicles drives a replacement cycle for new trucks.  In contrast to the rest of the world, Asia Pacific, driven by China, did not experience lower truck production in 2020, but is expected to slow output by 12% in 2021 as production matches lower demand, primarily driven by India where the recovery from the pandemic has been slower than in China.

Off-highway markets — Our off-highway business has a large presence outside of North America, with 64% of its 2020 sales coming from products manufactured in Europe; however, a large portion of these products are utilized in vehicle production outside the region. The construction equipment segment of the off-highway market is closely related to global economic growth and infrastructure investment. This segment has experienced a 5% market contraction, which began in late 2018 and further accelerated due to COVID-19, with 2020 production ending down an additional 10%. The 2021 outlook has production demand in the global construction market rebounding by 5% over the prior year. End-user investment in the mining equipment segment is driven by prices for commodity products produced by underground mining. The global mining equipment market has been mostly stable over the past several years as industry participants have maintained vehicle inventory levels to match commodity output, and this trend is expected to continue in 2021. The agriculture equipment market is the third of our key off-highway segments.  Like the underground mining segment, investment in agriculture equipment is primarily driven by prices for farm commodities. From 2018 to 2019, global demand for agriculture equipment fell by 3% due to a slump in commodity prices. As prices have remained low, production in 2020 fell an additional 7%. The outlook for 2021 is for end-market demand to improve by 5% compared to the prior year, as farm subsidies in response to the global pandemic have bolstered the commodity market and is expected to drive the replacement of aging equipment.

Foreign currency — With 52% of our 2020 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and China accounted for 51% and 10% of our 2020 non-U.S. sales, respectively, while Brazil and India each accounted for 7%. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies weakened against the U.S. dollar in 2020, decreasing 2020 sales by $53. A weaker Brazilian real, South African rand and Indian rupee more than offset a stronger euro.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for 2020 of approximately $78 are 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $21, including $5 of net fixed assets, at December 31, 2020. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates. Reference is made to Note 1 of our consolidated financial statements in Item 8 for additional information.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Lower commodity prices increased year-over-year earnings in 2020 by approximately $37, as compared to year-over-year earnings reductions of $30 from higher commodity prices in 2019. Material recovery and other pricing actions decreased year-over-year earnings by $80 and $10 in 2020 and 2019, respectively.

Sales, Earnings and Cash Flow Outlook

	2021
	Outlook*	2020	2019	2018
Sales	$8,050 - $8,550	$7,106	$8,620	$8,143
Adjusted EBITDA	$860 - $960	$593	$1,019	$957
Net cash provided by operating activities	~7.5% of sales	$386	$637	$568
Discretionary pension contributions	$—	$—	$61	$—
Purchases of property, plant and equipment	~4.5% of sales	$326	$426	$325
Adjusted Free Cash Flow	~3.0% of sales	$60	$272	$243

* Our 2021 outlook does not include our pending acquisition of a portion of the thermal-management business of Modine Manufacturing Company, as the timing of closing the transaction is uncertain.

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

Our 2021 sales outlook is $8,050 to $8,550, reflecting improving post-pandemic global market demand and $500 of net new business backlog. Based on our current sales and exchange rate outlook for 2021, we expect overall stability in international currencies with a modest benefit to sales. At sales levels in our current outlook for 2021, a 5% movement on the euro would impact our annual sales by approximately $125. A 5% change on the Chinese renminbi, Indian rupee, Brazilian real and Thai baht rates would impact our annual sales in each of those countries by approximately $10 to $20. At our current sales outlook for 2021, we expect full year 2021 adjusted EBITDA to approximate $860 to $960. Adjusted EBITDA Margin is expected to be 11.0%, a 270 basis-point improvement over 2020, reflecting higher margin net new business and the benefit of operational inefficiencies associated with the global COVID-19 pandemic not repeating in 2021, being partially offset by increased investment to support our electrification strategy. In addition, we anticipate higher commodity costs to be largely offset by material recovery and other pricing actions. We expect to generate adjusted free cash flow of approximately $250, or 3.0% of sales for 2021. The benefit of higher year-over-year adjusted EBITDA will be partially offset by an elevated level of capital spending supporting new customer programs, as spending on certain projects was deferred during 2020 in response the global COVID-19 pandemic.

Among our operational and strategic initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business received that will be launching in the future and adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At December 31, 2020, our sales backlog of net new business for the 2021 through 2022 period was $700. We expect to realize $500 of our sales backlog in 2021, with incremental sales backlog of $200 being realized in 2022. Our sales backlog is evenly balanced between electric-vehicle and traditional ICE-vehicle content.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2020 versus 2019)

	2020		2019
		% of		% of	Increase/
	Dollars	Net Sales	Dollars	Net Sales	(Decrease)
Net sales	$7,106		$8,620		$(1,514)
Cost of sales	6,485	91.3%	7,489	86.9%	(1,004)
Gross margin	621	8.7%	1,131	13.1%	(510)
Selling, general and administrative expenses	421	5.9%	508	5.9%	(87)
Amortization of intangibles	13		12		1
Restructuring charges, net	34		29		5
Impairment of goodwill	(51)		(6)		(45)
Pension settlement charges			(259)		259
Other income (expense), net	22		(25)		47
Earnings before interest and income taxes	124		292		(168)
Loss on extinguishment of debt	(8)		(9)		1
Interest income	9		10		(1)
Interest expense	138		122		16
Earnings (loss) before income taxes	(13)		171		(184)
Income tax expense (benefit)	58		(32)		90
Equity in earnings of affiliates	20		30		(10)
Net income (loss)	(51)		233		(284)
Less: Noncontrolling interests net income	10		13		(3)
Less: Redeemable noncontrolling interests net loss	(30)		(6)		(24)
Net income (loss) attributable to the parent company	$(31)		$226		$(257)

Sales —  The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency	Acquisitions	Organic
	2020	2019	(Decrease)	Effects	(Divestitures)	Change
North America	$3,602	$4,473	$(871)	$(1)	$30	$(900)
Europe	2,209	2,606	(397)	32	66	(495)
South America	358	509	(151)	(73)		(78)
Asia Pacific	937	1,032	(95)	(11)	29	(113)
Total	$7,106	$8,620	$(1,514)	$(53)	$125	$(1,586)

Sales in 2020 were $1,514 lower than in 2019. Weaker international currencies decreased sales by $53, principally due to a weaker Brazilian real, South African rand and Indian rupee, partially offset by a stronger euro. The acquisitions of ODS in last year's first quarter, PEPS in last year's second quarter and Ashwoods in this year's first quarter, generated a year-over-year increase in sales of $125. The organic sales decrease of $1,586, or 18%, resulted from weaker light and medium/heavy truck markets and lower global off-highway demand in January and February 2020 and the rapid dissipation in production volumes across all of our end markets beginning in March 2020 as a result of the global COVID-19 pandemic. The impact of the global COVID-19 pandemic on our operations as well as those of our customers, suppliers and the global supply chains in which we participate, was most notable during April 2020, with a measured ramp up in production beginning in May followed by a rapid increase in customer demand through the third quarter. Sales in the fourth quarter of 2020 were $121 higher than the same period of 2019, primarily due to strong customer demand in, and the conversion of sales backlog by, our Light Vehicle operating segment. The conversion of sales backlog contributed $348 on a full-year basis, while pricing actions, including material commodity price and inflationary cost adjustments, reduced sales by $80.

The North America organic sales decrease of 20% was driven principally by weaker light and medium/heavy duty truck production volumes resulting from the global COVID-19 pandemic, partially offset by the conversion of sales backlog. Full frame light truck production was down 20% during 2020 while production of Class 8 and Classes 5-7 trucks were down 38% and 20%, respectively.

Excluding currency and acquisition effects, sales in Europe were down 19% compared with 2019. With our significant Off-Highway presence in the region, weakening construction/mining and agricultural markets due to the global COVID-19 pandemic were a major factor. Organic sales in this operating segment were down 22% compared with 2019.

Excluding currency effects, sales in South America decreased 15% compared to 2019 primarily due to the global COVID-19 pandemic. Medium/heavy truck production was down 22% and light truck production was down 17% compared to 2019.

Excluding currency and acquisition effects, sales in Asia Pacific decreased about 11% as China's economy showed signs of weakening even before the onset of the COVID-19 pandemic. Light truck and light vehicle engine production were down 9% and 13%, respectively, while medium/heavy truck production was up 12% compared to 2019.

Cost of sales and gross margin — Cost of sales for 2020 decreased $1,004, or 13% when compared to 2019. Cost of sales as a percent of sales in 2020 was 440 basis points higher than in the previous year. Cost of sales attributed to acquisitions was approximately $137. Excluding the effects of acquisitions, cost of sales as a percent of sales was 90.9%, 400 basis points higher than in the previous year. The increase in cost of sales as a percent of sales is attributable to the rapid dissipation of customer demand across all of our end markets primarily during the second quarter of 2020, as a result of the global COVID-19 pandemic, followed by a dramatic increase in demand during the third quarter of 2020. During the second quarter of 2020 actions to flex down our cost structure lagged the rapid dissipation of customer demand across all of our end markets, our inability to effectively reduce labor costs in certain countries due to government requirements, as well as our inability to reduce fixed costs including depreciation and rent expense. During the third quarter of 2020 we experienced operational inefficiencies and premium costs associated with taking a number of our plants from being idled just a few months prior to running at full capacity. Partially offsetting the impact of the global COVID-19 pandemic were lower commodity prices which lowered material costs by $37 and continued material cost savings of approximately $75.

Gross margin of $621 for 2020 decreased $510 from 2019. Gross margin as a percent of sales was 8.7% in 2020, 440 basis points lower than in 2019. The decline in margin as a percent of sales was driven principally by the cost of sales factors referenced above.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2020 were $421 (5.9% of sales) as compared to $508 (5.9% of sales) in 2019. SG&A attributed to acquisitions was $9. The year-over-year decrease of $96 exclusive of acquisitions was primarily due to lower year-over-year incentive compensation as well as lower salaried employee wages, benefits, travel expenses, marketing expenses and professional fees resulting from the execution of cost reduction initiatives in response to the global COVID-19 pandemic.

Amortization of intangibles — Amortization expense was $13 in 2020 and $12 in 2019. The increase in amortization expense is primarily due to higher levels of intangible assets as the result of acquisition activity.

Restructuring charges, net — Restructuring charges of $34 in 2020 were comprised of severance and benefit costs primarily related to headcount reductions across our operations in response to the global COVID-19 pandemic and exit costs related to previously announced actions. Restructuring charges of $29 in 2019 were comprised of severance and benefit costs primarily related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions. See Note 4 of our consolidated financial statements in Item 8 for additional information.

Impairment of goodwill — During the first quarter of 2020, we recorded a $51 goodwill impairment charge. During the fourth quarter of 2019, we wrote off the goodwill recognized as part of a 2016 acquisition. See Note 3 of our consolidated financial statements in Item 8 for additional information.

Pension settlement charges — During 2019, we recorded a $256 settlement charge related to the termination of one of our U.S. defined benefit pension plans and a $3 settlement charge related to the termination of one of our Canadian defined benefit pension plans. See Note 12 of our consolidated financial statements in Item 8 for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	2020	2019
Non-service cost components of pension and OPEB costs	$(10)	$(23)
Government grants and incentives	14	15
Foreign exchange loss	8	(11)
Strategic transaction expenses	(20)	(41)
Gain on investment in Hyliion	33
Non-income tax legal judgment		6
Gain on liquidation of foreign subsidiary		12
Other, net	(3)	17
Other income (expense), net	$22	$(25)

Strategic transaction expenses in 2020 were primarily attributable to the acquisition of ODS and Nordresa and certain other strategic initiatives. Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. We held $16 of convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion will be included in noncurrent marketable securities and carried at fair value with changes in fair value included in net income in future periods. During the first quarter of 2019, we won a legal judgment regarding the methodology used to calculate PIS/COFINS tax on imports into Brazil. During the fourth quarter of 2019, we liquidated a foreign subsidiary. The resulting non-cash gain is attributable to the recognition of accumulated currency translation adjustments. See Note 19 of our consolidated financial statements in Item 8 for additional information.

Loss on extinguishment of debt — On June 19, 2020, in connection with the issuance of our June 2028 Notes, we terminated our $500 bridge facility and wrote off $5 of deferred fees associated with the bridge facility. On December 31, 2020, we fully paid down our Term A Facility. We wrote off $3 of previously deferred financing costs associated with the Term A Facility. During the fourth quarter of 2019, we redeemed $300 of our September 2023 Notes. We incurred redemption premiums of $7 in connection with these repayments and wrote off $2 of previously deferred financing costs associated with the extinguished debt. See Note 14 of our consolidated financial statements in Item 8 for additional information.

Interest income and interest expense — Interest income was $9 in 2020 and $10 in 2019. Interest expense increased from $122 in 2019 to $138 in 2020 due to higher average debt levels in 2020. The increase in average debt levels is primarily attributable to outstanding borrowings under the Revolving Facility during the first half of 2020 and the issuances of $400 of our June 2028 Notes and an additional $100 of our November 2027 Notes in June 2020. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.0% in both 2020 and 2019.

Income tax expense (benefit) — Income taxes were an expense of $58 in 2020 and benefit of $32 in 2019. During 2020, we recognized tax expense of $60 for additional valuation allowances in foreign jurisdictions due to reduced income projections. We also recognized a benefit of $26 for the release of valuation allowance in a subsidiary in Australia, based on recent history of profitability and increased income projections. In conjunction with the completion of the intercompany sale of certain assets to a non-U.S. affiliate, net tax expense of $12 was recorded, including the corresponding foreign derived intangible income benefit. For the year, we also recognized tax benefits of $37 related to tax actions that adjusted federal tax credits. A pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded.  During 2019, we recognized a benefit of $22 for the release of valuation allowance in a subsidiary in Brazil based on recent history of profitability and increased income projections. A pre-tax pension settlement charge of $259 was recorded, resulting in income tax expense of $11 and a valuation allowance release of $18. For the year, we also recognized benefits for the release of valuation allowance in the US of $34 based on increased income projections and $30 based on the development of a tax planning strategy related to federal tax credits. Partially offsetting this benefit in the US was $6 of expense related to a US state law change. During the second quarter of 2019, we also recorded tax benefits of $48 related to tax actions that adjusted federal tax credits. See Note 18 to our consolidated financial statements in Item 8 for additional information.

In countries where our history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. In the fourth quarter of 2020, we recognized a benefit of $26 for the release of valuation allowance in a subsidiary in Australia.  During the third quarter of 2019, we recognized a benefit of $22 for the release of a valuation allowance in a subsidiary in Brazil.

Equity in earnings of affiliates — Net earnings from equity investments was $20 in 2020 and $30 in 2019. Equity in earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) was $15 in 2020 and $18 in 2019. After experiencing significant impacts resulting from the global COVID-19 pandemic during the first quarter of 2020, DDAC experienced higher demand levels during the balance of 2020 primarily driven by increased demand for certain medium/heavy vehicles by the Chinese government. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $4 in 2020 and $12 in 2019. The year-over-year decrease in BSFB's earnings is primarily attributable to the global COVID-19 pandemic and the October 1, 2020 sale of our 20% ownership interest in BSFB to Bendix Commercial Vehicle Systems LLC. See Note 22 of our consolidated financial statements in Item 8 for additional information.

Segment Results of Operations (2020 versus 2019)

Light Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2019	$3,609	$438	12.1%
Volume and mix	(495)	(140)
Performance	(61)	(59)
Currency effects	(15)
2020	$3,038	$239	7.9%

Light Vehicle sales in 2020, exclusive of currency effects, were 15% lower than 2019. Full year 2020 full frame light truck production declined in North America, Europe, South America, and Asia Pacific by 20%, 20%, 17%, and 9%, respectively, compared to 2019. Full frame light truck production rapidly dissipated across all regions beginning in March 2020 as a result of the global COVID-19 pandemic. The impact of the global COVID-19 pandemic on our Light Vehicle operations was most notable during April 2020, with a measured ramp up in production beginning in May followed by a rapid increase in customer demand through the third quarter. Light Vehicle sales in the fourth quarter of 2020, exclusive of currency effects, were $135 higher than the fourth quarter of 2019 primary due to the conversion of sales backlog and continued strengthening of customer demand. Net customer pricing and cost recovery actions further decreased year-over-year sales by $49.

Light Vehicle segment EBITDA decreased by $199 in 2020. Lower sales volumes provided a year-over-year headwind of $140 (28.3% decremental margin) as actions to flex down our cost structure during the second quarter of 2020 lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. Performance during the third and fourth quarters was negatively impacted by taking a number of our Light Vehicle plants from being idled just a few months prior to running at full capacity. The year-over-year performance-related earnings decline was driven by operational inefficiencies of $86, lower net pricing and material cost recovery of $49 and incremental safety costs of $2 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment. Partially offsetting these performance-related earnings decreases were material cost savings of $32, commodity cost decreases of $26, lower salaried employee wages of $10, certain benefits of the CARES Act of $5, lower incentive compensation of $3 and lower warranty expense of $2.

Commercial Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2019	$1,611	$138	8.6%
Volume and mix	(378)	(98)
Acquisition / Divestiture	8	(7)
Performance	(11)	6
Currency effects	(49)	(3)
2020	$1,181	$36	3.0%

Commercial Vehicle sales in 2020, exclusive of currency effects and the impact of acquisitions, were 24% lower than 2019. Declining market conditions coming out of 2019 deteriorated further with the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Full year North America Class 8 production was down 38% and Classes 5-7 production was down 20% from 2019. Year-over-year medium/heavy truck production in Europe and South America were down 30% and 22%, respectively. Asia Pacific was impacted by the global COVID-19 pandemic earlier than the other regions, with its most significant year-over-year production decline occurring during the first quarter of 2020. Asia Pacific medium/heavy truck production was up 12% compared to 2019. Net customer pricing and cost recovery actions further decreased year-over-year sales by $12.

Commercial Vehicle segment EBITDA decreased by $102 in 2020. Lower sales volumes provided a year-over-year headwind of $98 (25.9% decremental margin) as actions to flex down our cost structure during the second and third quarters of 2020 lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings improvement was driven by material cost savings of $14, lower salaried employee wages of $6, commodity cost decreases of $3, lower incentive compensation of $2, certain benefits of the CARES Act of $2 and lower warranty expense of $1. Partially offsetting these performance-related earnings increases were lower net customer pricing and cost recovery actions of $12, operational inefficiencies of $7 and incremental safety costs of $3 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment.

Off-Highway

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2019	$2,360	$330	14.0%
Volume and mix	(498)	(115)
Acquisition	117	22
Performance	(15)	(3)
Currency effects	6
2020	$1,970	$234	11.9%

Off-Highway sales in 2020, exclusive of currency effects and the impact of the ODS and Ashwoods acquisitions, were 22% lower than 2019. Already declining global construction/mining and agricultural equipment markets coming out of 2019 deteriorated further with the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. Net customer pricing and cost reduction actions further decreased year-over-year sales by $15.

Off-Highway segment EBITDA decreased by $96 in 2020. Lower sales volumes provided a year-over-year headwind of $115 (23.1% decremental margin) as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings decline was driven by operating inefficiencies of $23, lower net pricing and material recovery of $15, incremental safety costs of $4 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment and higher incentive compensation of $1. Partially offsetting these performance-related earnings decreases were material cost savings of $22, commodity cost decreases of $8, lower salaried employee wages of $8, certain benefits of the CARES Act of $1 and lower warranty expense of $1.

Power Technologies

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2019	$1,040	$117	11.3%
Volume and mix	(124)	(39)
Performance	(4)	16
Currency effects	5
2020	$917	$94	10.3%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, sales for 2020 were 12% lower than 2020, primarily due to lower market demand resulting from the global COVID-19 pandemic. Full year 2020 light vehicle engine production declined in North America, Europe and Asia Pacific by 18%, 22% and 13%, respectively, compared to 2019. Net customer pricing and cost reduction actions further decreased year-over-year sales by $4.

Power Technologies segment EBITDA decreased by $23 in 2020. Lower sales volumes provided a year-over-year headwind of $39 (31.5% decremental margin) as actions to flex down our cost structure lagged the rapid dissipation of customer demand resulting from the global COVID-19 pandemic. The year-over-year performance-related earnings increase was driven by operational efficiencies of $9, lower salaried employee wages of $9, material cost savings of $7 and certain benefits of the CARES Act of $1. Partially offsetting these performance-related earnings increases were lower net pricing and material recovery of $4, higher warranty expense of $3, incremental safety costs of $2 directly related to the global COVID-19 pandemic, including facility sanitization and personal protective equipment and higher incentive compensation of $1.

Summary Consolidated Results of Operations (2019 versus 2018)

	2019		2018
		% of		% of	Increase/
	Dollars	Net Sales	Dollars	Net Sales	(Decrease)
Net sales	$8,620		$8,143		$477
Cost of sales	7,489	86.9%	6,986	85.8%	503
Gross margin	1,131	13.1%	1,157	14.2%	(26)
Selling, general and administrative expenses	508	5.9%	499	6.1%	9
Amortization of intangibles	12		8		4
Restructuring charges, net	29		25		4
Impairment of goodwill and indefinite-lived intangible asset	(6)		(20)		14
Gain on disposal group held for sale			3		(3)
Pension settlement charges	(259)				(259)
Other income (expense), net	(25)		(29)		4
Earnings before interest and income taxes	292		579		(287)
Loss on extinguishment of debt	(9)				(9)
Interest income	10		11		(1)
Interest expense	122		96		26
Earnings before income taxes	171		494		(323)
Income tax expense (benefit)	(32)		78		(110)
Equity in earnings of affiliates	30		24		6
Net income	233		440		(207)
Less: Noncontrolling interests net income	13		13		—
Less: Redeemable noncontrolling interests net loss	(6)				(6)
Net income attributable to the parent company	$226		$427		$(201)

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency	Acquisitions	Organic
	2019	2018	(Decrease)	Effects	(Divestitures)	Change
North America	$4,473	$4,106	$367	$(3)	$196	$174
Europe	2,606	2,484	122	(129)	322	(71)
South America	509	546	(37)	(31)	(13)	7
Asia Pacific	1,032	1,007	25	(14)	149	(110)
Total	$8,620	$8,143	$477	$(177)	$654	$—

Sales in 2019 were $477 higher than in 2018. Weaker international currencies decreased sales by $177, principally due to a weaker euro, Brazilian real, South African rand, Chinese renminbi and Indian rupee. The acquisitions of ODS and SME in the first quarter of 2019, PEPS in the second quarter of 2019, Nordresa in the third quarter of 2019 and TM4 in the second quarter of 2018, net of the divestiture of the Brazil suspension components business in the third quarter of 2018, generated a year- over-year increase in sales of $654. The organic sales increase in North America driven by stronger medium/heavy truck production and the conversion of sale backlog was offset by weaker global construction/mining and agricultural equipment markets and a softening in the Chinese economy. Pricing actions, including material commodity price and inflationary cost recovery, reduced sales by $10.

The North America organic sales increase of 4% was driven principally by stronger medium/heavy truck production volumes and the conversion of sales backlog. Production of Class 8 trucks was up 6% and production of Classes 5-7 was up 2% while full frame light truck production was flat compared to 2018. In addition, realization of light truck sales backlog helped to offset the year-over-year sales volume-related decline attributable to one of our largest light vehicle customer programs for which production continued on the outgoing model, concurrent with production of the new model vehicle, during the first quarter of 2018.

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

Cost of sales and gross margin — Cost of sales for 2019 increased $503, or 7% when compared to 2018. Similar to the factors affecting sales, the increase was primarily due to the inclusion of acquired businesses. Cost of sales as a percent of sales in 2019 was 110 basis points higher than in the previous year. Cost of sales attributed to net acquisitions, which included $13 of incremental cost assigned to inventory as part of business combination accounting, was approximately $620. Excluding the effects of acquisitions and divestitures, cost of sales as a percent of sales was 86.2%, 40 basis points higher than in 2018. The increased cost of sales as a percent of sales was largely attributable to higher commodity prices which increased material costs by about $30, an increase in engineering and development cost of $4, higher depreciation expense of $15 and operational inefficiencies and other cost increases. Partially offsetting these higher costs were continued material cost savings of $86, a net benefit of $17 from the monetization of a non-income tax claim, lower start-up and launch costs and lower premium freight.

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

Amortization of intangibles — The $4 increase in amortization expense in 2019 was attributable to intangible assets obtained through the TM4, ODS, SME, and PEPS acquisitions, partially offset by certain intangible assets becoming fully amortized. See Note 2 and Note 3 of our consolidated financial statements in Item 8 for additional information.

Restructuring charges, net — Restructuring charges of $29 in 2019 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions. Restructuring charges of $25 in 2018 were primarily comprised of severance and benefit costs related to a voluntary retirement program in North America, headcount reduction actions in our operations and corporate functions in Brazil and administrative cost reduction initiatives primarily in Europe and North America. In response to continued market recovery in our Off-Highway business in Europe, management re-evaluated the economic conditions of our global Off-Highway business and determined that $7 of the previously approved restructuring actions are no longer economically prudent. See Note 4 of our consolidated financial statements in Item 8 for additional information.

Impairment of goodwill and indefinite-lived intangible asset — During the fourth quarter of 2019, we wrote off the goodwill recognized as part of a 2016 acquisition. During the second quarter of 2018, we wrote off the in-process research and development intangible asset recognized as part of a 2012 acquisition. See Note 3 of our consolidated financial statements in Item 8 for additional information.

Gain on disposal group held for sale — Upon completion of the divestiture of our Brazil suspension components business in the second quarter of 2018, we reversed $3 of the previously recognized $27 pre-tax loss.

Pension settlement charges — During 2019, we recorded a $256 settlement charge related to the termination of one of our U.S. defined benefit pension plans and a $3 settlement charge related to the termination of one of our Canadian defined benefit pension plans. See Note 12 of our consolidated financial statements in Item 8 for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	2019	2018
Non-service cost components of pension and OPEB costs	$(23)	$(15)
Government grants and incentives	15	12
Foreign exchange loss	(11)	(12)
Strategic transaction expenses, net of transaction breakup fee income	(41)	(18)
Non-income tax legal judgment	6
Gain on liquidation of foreign subsidiary	12
Other, net	17	4
Other income (expense), net	$(25)	$(29)

Strategic transaction expenses in 2019 were primarily attributable to our acquisition of ODS. Strategic transaction expenses in 2018 were primarily attributable to our bid to acquire the driveline business of GKN plc., our acquisition of an ownership interest in TM4, our pending acquisition of ODS and integration costs associated with our acquisitions of BFP and BPT, and were partially offset by a $40 transaction breakup fee associated with the GKN plc. transaction. During the first quarter of 2019, we won a legal judgment regarding the methodology used to calculate PIS/COFINS tax on imports into Brazil. During the fourth quarter of 2019, we liquidated a foreign subsidiary. The resulting non-cash gain is attributable to the recognition of accumulated currency translation adjustments. See Note 19 of our consolidated financial statements in Item 8 for additional information.

Loss on extinguishment of debt — We redeemed $300 of our September 2023 Notes during the fourth quarter of 2019. We incurred redemption premiums of $7 in connection with these repayments and wrote off $2 of previously deferred financing costs associated with the extinguished debt. See Note 14 of our consolidated financial statements in Item 8 for additional information.

Interest income and interest expense — Interest income was $10 in 2019 and $11 in 2018. Interest expense increased from $96 in 2018 to $122 in 2019 primarily due to increased debt levels used to fund recent acquisition activities. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.0% and 5.2% in 2019 and 2018.

Income tax expense — Income taxes were a benefit of $32 in 2019 and an expense of $78 in 2018. During 2019, we recognized a benefit of $22 for the release of valuation allowance in a subsidiary in Brazil based on recent history of profitability and increased income projections. A pre-tax pension settlement charge of $259 was recorded, resulting in income tax expense of $11 and a valuation allowance release of $18. For the year, we also recognized benefits for the release of valuation allowance in the US of $34 based on increased income projections and $30 based on the development of a tax planning strategy related to federal tax credits. Partially offsetting this benefit in the US was $6 of expense related to a US state law change. During the second quarter of 2019, we also recorded tax benefits of $48 related to tax actions that adjusted federal tax credits. During 2018, we recognized a benefit of $44 related to U.S. state law changes and the development and implementation of a tax planning strategy which adjusted federal tax credits, along with federal and state net operating losses and the associated valuation allowances. We also recognized benefits of $11 relating to the reversal of a provision for an uncertain tax position, $5 relating to the release of valuation allowances in the US based on improved income projections and $7 due to permanent reinvestment assertions. Partially offsetting these benefits was $5 of expense to settle outstanding tax matters in a foreign jurisdiction. See Note 18 of our consolidated financial statements in Item 8 for additional information.

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

In countries where our history of operating losses does not allow us to satisfy the "more likely than not" criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. During the third quarter of 2019, we recognized a benefit of $22 for the release of a valuation allowance in a subsidiary in Brazil.

Equity in earnings of affiliates — Net earnings from equity investments was $30 in 2019 compared with $24 in 2018. Equity in earnings from BSFB was $12 in 2019 and $7 in 2018. Equity in earnings from DDAC was $18 in 2019 and $15 in 2018. See Note 22 of our consolidated financial statements in Item 8 for additional information.

Segment Results of Operations (2019 versus 2018)

Light Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2018	$3,575	$398	11.1%
Volume and mix	64	18
Acquisition	1	(1)
Performance	(10)	26
Currency effects	(21)	(3)
2019	$3,609	$438	12.1%

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

Commercial Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2018	$1,612	$146	9.1%
Volume and mix	10	3
Acquisition / Divestiture	17	(2)
Performance	16	(3)
Currency effects	(44)	(6)
2019	$1,611	$138	8.6%

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

Off-Highway

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2018	$1,844	$285	15.5%
Volume and mix	(42)	(19)
Acquisition	636	88
Performance	3	(15)
Currency effects	(81)	(9)
2019	$2,360	$330	14.0%

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

Power Technologies

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2018	$1,112	$149	13.4%
Volume and mix	(36)	(13)
Performance	(5)	(15)
Currency effects	(31)	(4)
2019	$1,040	$117	11.3%

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

The following table provides a reconciliation of net income (loss) to adjusted EBITDA.

	2020	2019	2018
Net income (loss)	$(51)	$233	$440
Equity in earnings of affiliates	20	30	24
Income tax expense (benefit)	58	(32)	78
Earnings (loss) before income taxes	(13)	171	494
Depreciation and amortization	365	339	270
Restructuring charges, net	34	29	25
Interest expense, net	129	112	85
Impairment of goodwill and indefinite-lived intangible assets	51	6	20
Gain on investment in Hyliion	(33)
Loss on extinguishment of debt	8	9
Pension settlement charge		259
Acquisition related inventory adjustments		13
(Gain) on disposal group held for sale			(3)
Other*	52	81	66
Adjusted EBITDA	$593	$1,019	$957

*

Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses, net of transaction breakup fees and other items. See Note 21 of our consolidated financial statements in Item 8 for additional details.

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

The following table reconciles net cash flows provided by operating activities to adjusted free cash flow.

	2020	2019	2018
Net cash provided by operating activities	$386	$637	$568
Purchases of property, plant and equipment	(326)	(426)	(325)
Free cash flow	60	211	243
Discretionary pension contribution	—	61	—
Adjusted free cash flow	$60	$272	$243

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at December 31, 2020:

Cash and cash equivalents	$559
Less: Deposits supporting obligations	(3)
Available cash	556
Additional cash availability from Revolving Facility	979
Marketable securities	21
Total liquidity	$1,556

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had availability of $979 at December 31, 2020 under the Revolving Facility after deducting $21 of outstanding letters of credit.

The components of our December 31, 2020 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$35	$425	$460
Cash and cash equivalents held as deposits		3	3
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	93	96
Consolidated cash balance	$38	$521	$559

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

While varied, the markets in which participate generally saw marked improvement during the third and fourth quarters of 2020, returning to near pre-pandemic levels. Based on our strengthening operating results and improved adjusted free cash flow generation, we fully paid down our Term A Facility in the third and fourth quarters of 2020 and elected to return the maximum first lien net leverage ratio to its prior level of 2.00 to 1.00 in December 2020.

At December 31, 2020, we were in compliance with the covenants of our financing agreements. Under the Term B Facility, the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Term B Facility and the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

	2020	2019	2018
Cash used for changes in working capital	$47	$(17)	$(113)
Other cash provided by operations	339	654	681
Net cash provided by operating activities	386	637	568
Net cash used in investing activities	(327)	(1,123)	(462)
Net cash provided by (used in) financing activities	(12)	479	(180)
Net increase (decrease) in cash, cash equivalents and restricted cash	$47	$(7)	$(74)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $339 during 2020 compared to $654 during 2019 and $681 during 2018. The decrease in 2020 is primarily attributable to lower operating earnings, as a result of the global COVID-19 pandemic, and higher year-over-year cash paid for interest of $12 due to increased debt levels, partially offset by lower year-over-year pension contributions of $40, cash paid for income taxes of $27, cash paid for restructuring of $21 and cash paid for strategic transaction expenses of $21. The decrease in 2019 is principally due to the $61 of discretionary pension contributions, higher year-over-year cash paid for interest of $27, cash paid for strategic transaction expenses of $30 and cash paid for restructuring of $19, partially offset by higher operating earnings and lower year-over-year cash paid for income taxes of $20.

Working capital provided cash of $47 in 2020 and used cash of $17 in 2019 and $113 in 2018. Higher levels of receivables used cash of $66 in 2020 while lower levels of receivables generated cash of $135 in 2019. The cash used for receivables in 2020 is reflective of higher year-over-year fourth quarter sales resulting from stronger market demand. The cash generated from receivables in 2019 is reflective of lower year-over-year fourth quarter sales resulting from lower market demand. Lower inventories generated cash of $69 in 2020 and $35 in 2019 while higher inventory levels consumed cash of $110 in 2018. During the fourth quarter of 2020 we continued to closely monitor inventory levels across our facilities, as the recovery from the global COVID-19 pandemic has varied by end market. Inventory levels began to decline at the end of 2019 in response to lower market demand. Increases in accounts payable and other net liabilities provided cash of $44 in 2020 while decreases in accounts payable and other net liabilities used cash of $187 in 2019. Increases in accounts payable and other liabilities provided cash of $110 in 2018. Cash generated by accounts payable and other net liabilities in 2020 is primarily attributable to negotiating temporary extensions of payment terms with certain suppliers and service providers in response to the global COVID-19 pandemic. Cash used by accounts payable and other net liabilities in 2019 is primarily attributable to lower levels of purchasing during the fourth quarter of 2019 resulting from lower market demand, lower year-over-year accruals for professional service fees and strategic transaction expenses and the payment of higher incentive compensation accrued in 2018.

Investing activities — Expenditures for property plant and equipment were $326, $426 and $325 in 2020, 2019 and 2018. Capital spending increased in 2019 in support of new business sales backlog and for needed improvements at several ODS facilities. During 2020, capital spending was delayed where and when appropriate in response to the global COVID-19 pandemic. During 2020, we paid $8 to acquire Curtis' 35.4% ownership interest in Ashwoods. The acquisition of Curtis' interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a controlling financial interest in Ashwoods. During 2019, we paid $545, net of cash and restricted cash acquired, to purchase ODS, we paid $61 to acquire SME, we paid $48, net of cash acquired, to purchase PEPS and we paid $10 to acquire Nordresa. During 2019, we paid $21 to settle the undesignated Swiss franc notional deal contingent forward related to the ODS acquisition. In 2018, we paid $125 to acquire a 55% ownership interest in TM4 and, pursuant to our purchase and sale agreement for the Brevini Fluid Power S.p.A. (BFP) and Brevini Power Transmission S.p.A. (BPT) acquisitions in 2017, we made a net payment of $20 to complete a required purchase of real estate and settle purchase price adjustment amounts owed by the seller. During 2020, we sold our 20% ownership interest in Bendix Spicer Foundation Brake, LLC for $50, consisting of $21 in cash, a note receivable of $25 and deferred proceeds of $4. During 2018, we completed the sale of our Brazil suspension components business resulting in a net cash outflow of $6, as the cash transferred to the buyer in the transaction exceeded the proceeds received from the buyer. During all three years, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2020, we completed the issuance of $400 of our June 2028 Notes and the issuance of an additional $100 of our November 2027 Notes, paying financing costs of $8. During 2020, we entered into a $500 bridge facility, paying financing costs of $5. We subsequently terminated the bridge facility. During 2020 we fully paid down the Term A Facility, making principle payments of $474. During 2019, we entered into an amended credit and guaranty agreement comprised of a $500 Term A Facility, a $450 Term B Facility and a $1,000 Revolving Facility. The Term A Facility was an expansion of our existing $275 term facility. We drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. The proceeds from the Term Facilities were used to acquire ODS and pay for related integration activities. We paid financing costs of $16 to amend the credit and guaranty agreement. During 2019, we made combined principle payments of $117 on the Term Facilities. Also during 2019, we completed the issuances of $300 of our November 2027 Notes, paying financing cost of $4. We used the proceeds of the November 2027 Notes issuance to redeem all $300 of our September 2023 Notes, paying a redemption premium of $7. During 2019, we broadened our relationship with Hydro-Québec, with Hydro-Québec acquiring an indirect 45% redeemable noncontrolling interest in SME and increasing its existing indirect 22.5% noncontrolling interest in PEPS to an indirect 45% redeemable noncontrolling interest. We received $53 of cash at closing. During 2020, Hydro-Québec paid us $7 to acquire an indirect 45% redeemable noncontrolling interest in Ashwoods. During 2018, we paid $43 to acquire Intrafind S.p.A.'s (formerly Brevini Group S.p.A.) remaining 20% ownership interests in BFP and BPT. Also during 2018, Yulon Motor Co., Ltd. (Yulon) paid $22 to acquire a direct ownership interest in two of our consolidated operating subsidiaries. Yulon's ownership interest in the two consolidated operating subsidiaries did not change as a result of the transactions, as it previously owned the same percentages indirectly through a series of consolidated holding companies. The $22, less withholding taxes, was returned to Yulon in the form of a dividend in 2018. During 2020 we sold a portion of our ownership interest in ROC-Spicer, Ltd. (ROC-Spicer) to China Motor Corporation, reducing our ownership interest in ROC-Spicer to 50%. In conjunction with the decrease in our ownership interest, the ROC-Spicer shareholders agreement was amended, eliminating our controlling financial interest in ROC-Spicer. Upon our loss of control, we deconsolidated ROC-Spicer, including $14 of cash and cash equivalents. We used cash of $25 to repurchase common shares under our share repurchase program in both 2019 and 2018. We used $15, $58 and $58 for dividend payments to common stockholders in 2020, 2019 and 2018. During the second quarter of 2020, we temporarily suspended the declaration and payment of dividends to common stockholders and temporarily suspended the repurchase of common stock under our existing common stock repurchase program in response to the global COVID-19 pandemic. Distributions to noncontrolling interests totaled $11, $19 and $42 in 2020, 2019 and 2018. Distributions to noncontrolling interest in 2018 includes the dividend to Yulon discussed above.

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

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2020.

		Payments Due by Period
Contractual Cash Obligations	Total	2021	2022 - 2023	2024 - 2025	After 2025
Long-term debt(1)	$2,390	$—	$9	$857	$1,524
Interest payments(2)	686	125	249	205	107
Operating leases(3)	226	50	70	45	61
Financing leases(4)	86	9	17	11	49
Unconditional purchase obligations(5)	164	153	8	2	1
Pension contribution(6)	16	16
Retiree health care benefits(7)	50	5	10	10	25
Uncertain income tax positions(8)	—
Total contractual cash obligations	$3,618	$358	$363	$1,130	$1,767
______________________________________________________

Notes:

(1)	Principal payments on long-term debt.

(2)	Interest payments are based on long-term debt in place at December 31, 2020 and the interest rates applicable to such obligations.

(3)	Operating lease obligations, including interest, related to real estate, manufacturing and material handling equipment, vehicles and other assets.

(4)	Finance lease obligations, including interest, related to real estate and manufacturing and material handling equipment.

(5)	Unconditional purchase obligations are comprised of commitments for the procurement of fixed assets, the purchase of raw materials and the fulfillment of other contractual obligations.

(6)

This amount represents estimated 2021 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2021 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(7)

This amount represents estimated payments under our retiree health care programs. Obligations under the retiree health care programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made in the future consider recent payment trends and certain of our actuarial assumptions.

(8)

We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2020 of $104. See Note 18 of our consolidated financial statements in Item 8 for additional discussion.

At December 31, 2020, we maintained cash balances of $3 on deposit with financial institutions primarily to support property insurance policy deductibles, certain employee retirement obligations and specific government approved environmental remediation efforts.

Contingencies

For a summary of litigation and other contingencies, see Note 16 of our consolidated financial statements in Item 8. Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued that may result from these contingencies will have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Considerable judgment is often involved in making these determinations. Critical estimates are those that require the most difficult, subjective or complex judgments in the preparation of the financial statements and the accompanying notes. We evaluate these estimates and judgments on a regular basis. We believe our assumptions and estimates are reasonable and appropriate. However, the use of different assumptions could result in significantly different results and actual results could differ from those estimates. The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented as Note 1 of our consolidated financial statements in Item 8.

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

In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. We are regularly under audit by the various applicable tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provisions include amounts sufficient to pay assessments, if any, upon final determination by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. See additional discussion of our deferred tax assets and liabilities in Note 18 of our consolidated financial statements in Item 8.

Retiree benefits — Accounting for pension benefits and other postretirement benefits (OPEB) involves estimating the cost of benefits to be provided well into the future and attributing that cost to the time period each employee works. These plan expenses and obligations are dependent on assumptions developed by us in consultation with our outside advisers such as actuaries and other consultants and are generally calculated independently of funding requirements. The assumptions used, including inflation, discount rates, investment returns, life expectancies, turnover rates, retirement rates, future compensation levels and health care cost trend rates, have a significant impact on plan expenses and obligations. These assumptions are regularly reviewed and modified when appropriate based on historical experience, current trends and future outlook. Changes in one or more of the underlying assumptions could result in a material impact to our consolidated financial statements in any given period. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.

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

U.S. retirement plans — Our U.S. defined benefit pension plans comprise 65% of our consolidated defined benefit pension obligations at December 31, 2020. These plans are frozen and no service-related costs are being incurred. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. In October 2017, upon authorization by the Dana Board of Directors, we commenced the process of terminating one of our U.S. defined benefit pension plans. During the second quarter of 2019, payments were made from plan assets to those plan participants that elected to take the lump-sum payout option. In June 2019, we entered into (a) a definitive commitment agreement by and among Dana, Athene Annuity and Life Company (Athene) and State Street Global Advisors, as independent fiduciary to the plan, and (b) a definitive commitment agreement by and among Dana, Companion Life Insurance Company (Companion) and State Street Global Advisors, as independent fiduciary to the plan. Pursuant to the definitive commitment agreements, the plan purchased group annuity contracts that irrevocably transferred to the insurance companies the remaining future pension benefit obligations of the plan. Plan participant’s benefits are unchanged as a result of the termination. We contributed $59 to the plan prior to the purchase of the group annuity contracts. The purchase of group annuity contracts was then funded directly by the assets of the plan in June 2019. By irrevocably transferring the obligations to Athene and Companion, we reduced our unfunded pension obligation by approximately $165 and recognized a pre-tax pension settlement charge of $256 in 2019.

Rising discount rates decrease the present value of future pension obligations – a 25 basis point increase in the discount rate would decrease our U.S. pension liability by about $20. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of a 3.5% expected return in 2021 is appropriate for our U.S. pension plans. See Note 12 to our consolidated financial statements in Item 8 for information about the investing and allocation objectives related to our U.S. pension plan assets.

We elected to use the Society of Actuaries (SOA) MP-2020 Mortality Improvement Scale. This update from the plan-specific mortality tables used in prior years did not have a material effect on our pension obligations.

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

At December 31, 2020, we have $142 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Based on the current funded status of our U.S. plans, we do not expect to make any contributions during 2021.

See Note 12 of our consolidated financial statements in Item 8 for additional discussion of our pension and OPEB obligations.

Acquisitions — From time to time, we make strategic acquisitions that have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired, liabilities assumed and any redeemable noncontrolling interests or noncontrolling interests based upon their estimated fair values as of the acquisition date. We determine the estimated fair values using information available to us and engage independent third-party valuation specialists when necessary. Estimating fair values can be complex and subject to significant business judgment. We believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash flows from product sales, customer contracts and acquired technologies, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results. Generally, we have, if necessary, up to one year from the acquisition date to finalize our estimates of acquisition date fair values.

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

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of the goodwill and other indefinite-lived intangible assets as of October 31, 2020 were reasonable.

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

Investments in affiliates — We had aggregate investments in affiliates of $152 at December 31, 2020 and $182 at December 31, 2019. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. Fair value is generally determined using the discounted cash flows (an income approach) or guideline public company (a market approach) methods.

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

Changes in the fair value of derivative instruments not treated as cash flow hedges are recognized in earnings in the period in which those changes occur. Changes in the fair value of derivative instruments associated with product-related transactions are recorded in cost of sales, while those associated with non-product transactions are recorded in other income (expense), net. See Note 15 of our consolidated financial statements in Item 8.

The following table summarizes the sensitivity of the fair value of our derivative instruments, including forward contracts and currency swaps, at December 31, 2020 to a 10% change in foreign exchange rates.

	10% Increase	10% Decrease
	in Rates	in Rates
	Gain (Loss)	Gain (Loss)
Foreign currency rate sensitivity:
Currency swaps	$(142)	$142
Forward contracts	$(22)	$27

At December 31, 2020, of the $1,504 total notional amount of foreign currency derivatives, approximately 74% represents the aggregate of three fixed-to-fixed cross-currency interest rate swaps associated with recorded foreign currency-denominated external debt and certain foreign currency-denominated intercompany loans while the remaining 26% primarily represents forward contracts associated with our forecasted foreign currency-denominated sales and purchase transactions.

To manage our global liquidity objectives, we periodically execute intercompany loans, some of which are foreign currency-denominated. With respect to such intercompany loans, the total notional amount outstanding at December 31, 2020 is approximately $800. Depending on the specific objective of each intercompany loan arrangement, certain intercompany loans may be hedged while others remain unhedged for strategic reasons. The decision to hedge the loan, to designate the loan itself as a hedge or not to hedge the loan is dependent on management's underlying strategy. Of the approximately $800 of foreign currency-denominated intercompany loans outstanding at December 31, 2020, $340, or 43%, has been hedged by one of our fixed-to-fixed cross-currency swaps whereby we have protected the income statement from exchange rate risk. Of the remaining 57% of such outstanding intercompany loans, $35 million has been hedged by foreign currency forwards and the remaining balances have not been hedged. A significant portion of the remaining 57% is deemed to be permanent in nature. The remeasurement of foreign currency-denominated intercompany loans that have been characterized as permanent in nature is recognized as an adjustment to the cumulative translation adjustment component of OCI.

To align our cash requirements with availability by currency, we also periodically issue external debt that is denominated in a currency other than the functional currency of the issuing entity. As of December 31, 2020, we had $775 of external U.S. dollar debt, issued by a euro-functional entity, all of which has been hedged by our fixed-to-fixed cross-currency interest rate swaps. Such swaps are treated as cash flow hedges whereby the changes in fair value are recorded in OCI to the extent the hedges remain effective.

At December 31, 2019, the total notional amount of our currency derivative portfolio was $1,598 and included fixed-to-fixed cross-currency interest rate swaps associated with $775 of external debt. The remaining $823 represents currency swaps and forward contracts associated with certain foreign currency-denominated intercompany loans and forecasted sales and purchase transactions.

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

Interest rate risk — Our long-term debt portfolio consists mostly of fixed-rate instruments. On occasion we enter into interest rate swaps to convert fixed-rate debt to floating-rate debt. As described in Note 15 of our consolidated financial statements in Item 8, we entered into a fixed-to-floating interest rate swap during 2015 but terminated that swap prior to the end of 2015. At December 31, 2020, we do not hold any fixed-to-floating interest rate swaps. Our three fixed-to-fixed cross-currency interest rate swaps remain outstanding at December 31, 2020 and act as hedges of the currency risk of certain external and intercompany debt instruments. To partially mitigate our exposure to interest rate fluctuations on our variable rate term loan debt we have entered into interest rate collars with a notional value of $425 that will mature in December 2021. The interest rate collars were used to lock in a maximum rate if interest rates rise, but allow us to otherwise pay lower market rates, subject to a floor. See Note 15 of our consolidated financial statements in Item 8 for additional information.

The table below indicates interest rate sensitivity on interest expense of our floating rate debt, inclusive of the interest rate collar, based on amounts outstanding as of December 31, 2020.

Change in rate:	Impact on Annual Interest Expense
25 bps decrease	$(1)
25 bps increase	$1

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Dana Incorporated and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2020 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim and Annual Goodwill Impairment Assessments – Off-Highway and Commercial Vehicle Reporting Units

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $479 million as of December 31, 2020, and the goodwill associated with the Off-Highway and Commercial Vehicle reporting units was $302 million and $177 million, respectively. Management tests goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Management estimates the fair value of these reporting units using discounted cash flow projections. In determining fair value using discounted cash flow projections, management makes significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected segment EBITDA, discount rates, terminal growth rates, and exit earnings multiples. Management determined certain impairment triggers had occurred in the first quarter of 2020. Accordingly, management performed interim impairment analyses at each of the reporting units as of March 31, 2020. Based on the results of the interim impairment tests, management concluded that carrying value exceeded fair value in the Commercial Vehicle reporting unit and recorded a goodwill impairment charge of $48 million in the first quarter of 2020. Management’s testing for the Off-Highway reporting unit indicated that fair value exceeded carrying value and, accordingly, no impairment charge was required.

The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment assessments of the Off-Highway and Commercial Vehicle reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates related to revenue growth rates, projected segment EBITDA, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim and annual goodwill impairment assessments, including controls over the valuation of the Off-Highway and Commercial Vehicle reporting units. These procedures also included, among others (i) testing management’s process for determining the fair value estimates of the reporting units; (ii) evaluating the appropriateness of management’s discounted cash flow projections models; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow projections models; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth rates, projected segment EBITDA, and discount rates. Evaluating management’s assumptions related to revenue growth rates and projected segment EBITDA involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting units; (ii) consistency with external industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow projections models and (ii) reasonableness of significant assumptions related to the discount rates.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 18, 2021

We have served as the Company’s auditor since 1916.

Dana Incorporated

Consolidated Statement of Operations

(In millions, except per share amounts)

	2020	2019	2018
Net sales	$7,106	$8,620	$8,143
Costs and expenses
Cost of sales	6,485	7,489	6,986
Selling, general and administrative expenses	421	508	499
Amortization of intangibles	13	12	8
Restructuring charges, net	34	29	25
Impairment of goodwill and indefinite-lived intangible asset	(51)	(6)	(20)
Gain on disposal group held for sale			3
Pension settlement charges		(259)
Other income (expense), net	22	(25)	(29)
Earnings before interest and income taxes	124	292	579
Loss on extinguishment of debt	(8)	(9)
Interest income	9	10	11
Interest expense	138	122	96
Earnings (loss) before income taxes	(13)	171	494
Income tax expense (benefit)	58	(32)	78
Equity in earnings of affiliates	20	30	24
Net income (loss)	(51)	233	440
Less: Noncontrolling interests net income	10	13	13
Less: Redeemable noncontrolling interests net loss	(30)	(6)
Net income (loss) attributable to the parent company	$(31)	$226	$427

Net income (loss) per share available to common stockholders
Basic	$(0.21)	$1.57	$2.94
Diluted	$(0.21)	$1.56	$2.91

Weighted-average common shares outstanding
Basic	144.5	144.0	145.0
Diluted	144.5	145.1	146.5

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income

(In millions)

	2020	2019	2018
Net income (loss)	$(51)	$233	$440
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(77)	8	(63)
Hedging gains and losses	39	24	10
Defined benefit plans	9	344	23
Other comprehensive income (loss)	(29)	376	(30)
Total comprehensive income (loss)	(80)	609	410
Less: Comprehensive income attributable to noncontrolling interests	(27)	(9)	(7)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	36	1	6
Comprehensive income (loss) attributable to the parent company	$(71)	$601	$409

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet

(In millions, except share and per share amounts)

	2020	2019
Assets
Current assets
Cash and cash equivalents	$559	$508
Marketable securities	21	19
Accounts receivable
Trade, less allowance for doubtful accounts of $7 in 2020 and $9 in 2019	1,201	1,103
Other	231	202
Inventories	1,149	1,193
Other current assets	127	137
Total current assets	3,288	3,162
Goodwill	479	493
Intangibles	236	240
Deferred tax assets	611	580
Other noncurrent assets	169	120
Investments in affiliates	152	182
Operating lease assets	190	178
Property, plant and equipment, net	2,251	2,265
Total assets	$7,376	$7,220

Liabilities and equity
Current liabilities
Short-term debt	$26	$14
Current portion of long-term debt	8	20
Accounts payable	1,331	1,255
Accrued payroll and employee benefits	190	206
Taxes on income	35	46
Current portion of operating lease liabilities	43	42
Other accrued liabilities	308	262
Total current liabilities	1,941	1,845
Long-term debt, less debt issuance costs of $27 in 2020 and $28 in 2019	2,420	2,336
Noncurrent operating lease liabilities	154	140
Pension and postretirement obligations	479	459
Other noncurrent liabilities	368	305
Total liabilities	5,362	5,085
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	180	167
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,515,658 and 143,942,539 shares outstanding	2	2
Additional paid-in capital	2,408	2,386
Retained earnings	530	622
Treasury stock, at cost (10,442,582 and 10,111,191 shares)	(156)	(150)
Accumulated other comprehensive loss	(1,026)	(987)
Total parent company stockholders' equity	1,758	1,873
Noncontrolling interests	76	95
Total equity	1,834	1,968
Total liabilities and equity	$7,376	$7,220

 The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows

(In millions)

	2020	2019	2018
Operating activities
Net income (loss)	$(51)	$233	$440
Depreciation	345	322	260
Amortization	20	17	10
Amortization of deferred financing charges	8	6	4
Call premium on debt		7
Write-off of deferred financing costs	8	2
Earnings of affiliates, net of dividends received	7	(9)	(4)
Stock compensation expense	14	19	16
Deferred income taxes	(35)	(137)	(64)
Pension expense, net	3	211	3
Impairment of goodwill and indefinite-lived intangible asset	51	6	20
Change in working capital	47	(17)	(113)
Change in other noncurrent assets and liabilities	(20)	(18)	(12)
Other, net	(11)	(5)	8
Net cash provided by operating activities	386	637	568
Investing activities
Purchases of property, plant and equipment	(326)	(426)	(325)
Acquisition of businesses, net of cash acquired	(6)	(668)	(153)
Proceeds from previous acquisition			9
Purchases of marketable securities	(44)	(33)	(37)
Proceeds from sales of marketable securities	5	6	15
Proceeds from maturities of marketable securities	36	29	37
Proceeds from sale of equity affiliate	21
Proceeds from sale of subsidiaries, net of cash disposed		1	(6)
Settlements of undesignated derivatives	(5)	(20)
Other, net	(8)	(12)	(2)
Net cash used in investing activities	(327)	(1,123)	(462)
Financing activities
Net change in short-term debt	9	(3)	(21)
Proceeds from long-term debt	508	975
Repayment of long-term debt	(480)	(423)	(13)
Call premium on debt		(7)
Deferred financing payments	(13)	(20)	(1)
Dividends paid to common stockholders	(15)	(58)	(58)
Distributions to noncontrolling interests	(11)	(19)	(42)
Sale of interest to noncontrolling shareholder	9	53
Contributions from noncontrolling interests	4	4	25
Payments to acquire noncontrolling interests	(7)
Deconsolidation of non-wholly owned subsidiary	(14)
Payments to acquire redeemable noncontrolling interests			(43)
Repurchases of common stock		(25)	(25)
Other, net	(2)	2	(2)
Net cash provided by (used in) financing activities	(12)	479	(180)
Net increase (decrease) in cash, cash equivalents and restricted cash	47	(7)	(74)
Cash, cash equivalents and restricted cash - beginning of period	518	520	610
Effect of exchange rate changes on cash balances	2	5	(16)
Cash, cash equivalents and restricted cash - end of period	$567	$518	$520

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Stockholders’ Equity

(In millions)

	Parent Company Stockholders'
						Accumulated	Parent
			Additional			Other	Company	Non-
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'	controlling	Total
	Stock	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2017	$—	$2	$2,354	$86	$(87)	$(1,342)	$1,013	$101	$1,114
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018				2		(2)	—		—
Net income				427			427	13	440
Other comprehensive loss						(18)	(18)	(6)	(24)
Common stock dividends ($0.40 per share)			1	(59)			(58)		(58)
Distributions to noncontrolling interests							—	(42)	(42)
Purchase of noncontrolling interests			(9)				(9)	9	—
Purchase of redeemable noncontrolling interests			2				2		2
Contribution from noncontrolling interest							—	22	22
Common stock share repurchases					(25)		(25)		(25)
Stock compensation			20				20		20
Stock withheld for employees taxes					(7)		(7)		(7)
Balance, December 31, 2018	—	2	2,368	456	(119)	(1,362)	1,345	97	1,442
Adoption of ASU 2016-02 leases, January 1, 2019				(1)			(1)		(1)
Net income				226			226	13	239
Other comprehensive income (loss)						375	375	(4)	371
Common stock dividends ($0.40 per share)			1	(59)			(58)		(58)
Distributions to noncontrolling interests							—	(19)	(19)
Increase from business combination							—	8	8
Common stock share repurchases					(25)		(25)		(25)
Stock compensation			17				17		17
Stock withheld for employees taxes					(6)		(6)		(6)
Balance, December 31, 2019	—	2	2,386	622	(150)	(987)	1,873	95	1,968
Adoption of ASU 2016-13 credit losses, January 1, 2020				(1)			(1)		(1)
Net income (loss)				(31)			(31)	10	(21)
Other comprehensive income						(40)	(40)	17	(23)
Common stock dividends ($0.10 per share)				(15)			(15)		(15)
Distributions to noncontrolling interests							—	(11)	(11)
Purchase of noncontrolling interests			10				10	(23)	(13)
Sale of noncontrolling interests							—	2	2
Redeemable noncontrolling interests adjustment to redemption value				(38)			(38)		(38)
Deconsolidation of non-wholly owned subsidiary				(7)		1	(6)	(14)	(20)
Stock compensation			12				12		12
Stock withheld for employees taxes					(6)		(6)		(6)
Balance, December 31, 2020	$—	$2	$2,408	$530	$(156)	$(1,026)	$1,758	$76	$1,834

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

We concluded that the error was not material to the financial statements for the quarter ended March 31, 2020 and therefore, amendment of the previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is not required. In accordance with ASC Topic 250, "Accounting Changes and Error Corrections," we have corrected the error in the prior period by revising the year-to-date consolidated financial statements appearing herein. The first quarter of 2020 not presented herein will be revised, as applicable, in future filings. The following historical consolidated financial information includes both the consolidated financial information “as previously reported” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as the consolidated financial information “as revised” to reflect the correction of the error. Reference is made to the Quarterly Results disclosure in Item 8 below. The impact on our consolidated financial statements for the prior periods presented was insignificant.

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

Estimates — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP), which require the use of estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying disclosures. We believe our assumptions and estimates are reasonable and appropriate. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

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

Leases — Our global lease portfolio represents leases of real estate, including manufacturing, assembly and office facilities, while the remainder represents leases of personal property, including manufacturing, material handling and IT equipment. We have lease agreements with lease and non-lease components, which are accounted for separately. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. Generally, we use our incremental borrowing rate in determining the present value of lease payments, unless there is a rate stated in the lease agreement.

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At  December 31, 2020, the machinery and equipment component of property, plant and equipment includes $23 of our tooling related to long-term supply arrangements. Also at  December 31, 2020, trade and other accounts receivable includes $31 of costs related to tooling that we have a contractual right to collect from our customers.

Goodwill — We test goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Goodwill impairment testing is performed at the reporting unit level, which is the operating segment in the case of our Off-Highway and Commercial Vehicle goodwill. We estimate the fair value of the reporting units using various valuation methodologies, including discounted cash flow projections and multiples of current earnings. In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected segment EBITDA, discount rates, terminal growth rates, and exit earnings multiples. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge is recorded for the difference. See Note 3 for more information about goodwill.

Intangible assets — Intangible assets include the value of core technology, trademarks and trade names and customer relationships. Core technology and customer relationships have definite lives while substantially all of our trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful life using the straight-line method of amortization and are periodically reviewed for impairment indicators. Amortization of core technology is charged to cost of sales. Amortization of trademarks and trade names and customer relationships is charged to amortization of intangibles. Indefinite-lived intangible assets are tested for impairment annually and more frequently if impairment indicators exist. See Note 3 for more information about intangible assets.

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

We may also use fixed-to-floating or floating-to-fixed interest rate swaps or other similar derivatives to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed-rate and variable-rate debt. As a fair value hedge of the underlying debt, changes in the fair values of the swap and the underlying debt are recorded in interest expense. No such fixed-to-floating or floating-to-fixed swaps were outstanding at December 31, 2020. See Note 15 for additional information.

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

Revenue recognition — Sales are recognized when products are shipped and risk of loss has transferred to the customer. We accrue for warranty costs, sales returns and other allowances based on experience and other relevant factors when sales are recognized. Adjustments are made as new information becomes available. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate governmental agencies. See Note 20 for additional information.

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

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Salaries, fringes and occupancy costs, including building, utility and overhead costs, comprise the vast majority of these expenses and are expensed as incurred. Research and development expenses were $146, $112 and $103 in 2020, 2019 and 2018. During 2020, we focused our engineering spend more heavily on research and development activities in support of electrification and other initiatives.

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

On January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-03, Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective approach and an application date of January 1, 2020. This guidance introduces a new approach to estimating credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The adoption resulted in a noncash cumulative effect adjustment to retained earnings on our opening consolidated balance sheet as of January 1, 2020.

We also adopted the following standards during 2020, which did not have a material impact on our financial statements or financial statement disclosures:

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. This guidance is intended to simplify various aspects of income tax accounting including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance becomes effective January 1, 2021 and early adoption is permitted. Adoption of this guidance requires certain changes to primarily be made prospectively, with some changes to be made retrospectively.  We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2. Acquisitions

Ashwoods Innovations Limited — On February 5, 2020, we acquired Curtis Instruments, Inc.'s (Curtis) 35.4% ownership interest in Ashwoods Innovations Limited (Ashwoods). Ashwoods designs and manufactures permanent magnet electric motors for the automotive, material handling and off-highway vehicle markets. The acquisition of Curtis' interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a 97.8% ownership interest and a controlling financial interest in Ashwoods. We recognized a $3 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in Ashwoods to fair value. The total purchase consideration of $22 is comprised of $8 of cash paid to Curtis at closing, the $10 fair value of our previously held equity method investment in Ashwoods and $4 related to the effective settlement of a pre-existing loan payable due from Ashwoods. During March 2020, we acquired the remaining noncontrolling interests in Ashwoods held by employee shareholders. See Hydro-Québec relationship discussion below for details of subsequent changes in our ownership interest in Ashwoods. The results of operations of the business are reported within our Off-Highway operating segment. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented.

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

Dana is consolidating TM4 as the governing documents provide Dana with a controlling financial interest. The results of operations of the business are reported in our Commercial Vehicle operating segment from the date of acquisition. Transaction related expenses associated with completion of the acquisition totaling $5 were charged to other income (expense), net in 2018. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial statements are presented. During 2018, the business contributed sales of $11.

Note 3.  Goodwill and Other Intangible Assets

Goodwill — Our goodwill is tested for impairment annually as of October 31 for all of our reporting units, and more frequent if events or circumstances warrant such a review. We completed numerous acquisitions in 2018 and 2019 that are included in our Commercial Vehicle and Off-Highway reporting units. These acquisitions were recorded on the balance sheet at their estimated acquisition date fair values and therefore had no cushion of fair value over their carrying value. As a result of the effect of the global COVID-19 pandemic on our expected future operating cash flows, a decrease in our share price which reduced our market capitalization below the book value of net assets and lower cushion in our expected reporting unit fair values as a result of the recent acquisitions, we determined certain impairment triggers had occurred in the first quarter of 2020. Accordingly, we performed interim impairment analyses at each of our reporting units as of March 31, 2020.

Based on the results of our interim impairment tests, we concluded that carrying value exceeded fair value in our Commercial Vehicle and Light Vehicle reporting units and we recorded a goodwill impairment charge of $51 in the first quarter of 2020. Our testing for the Off-Highway reporting unit indicated that fair value slightly exceeded carrying value and, accordingly, no impairment charge was required. The reduction in fair values, and the corresponding impairment charges, were primarily driven by the negative effect of the global COVID-19 pandemic on each reporting unit’s near-term cash flows. The estimated fair value of our Off-Highway and Commercial Vehicle reporting units were greater than their carrying values at October 31, 2020 by 14% and 4%, respectively.  Discount rates of 12% and 14% were used in the valuation of our Off-Highway and Commercial Vehicle reporting units. These discount rates were based on a market participant developed weighted average cost of capital adjusted to reflect the risk inherent in future cash flows, perpetual growth rates and projected future economic and market conditions. An increase of the discount rate to 13.6% and 14.7% would be required to result in fair value being equal to carrying value for the Off-Highway and Commercial Vehicle reporting units. We expect that the fair value of our reporting units will continue to exceed their carrying values in future periods.

The remaining change in the carrying amount of goodwill in 2020 is primarily due to the acquisition of Ashwoods, measurement period adjustments for the Nordresa acquisition and currency fluctuation. The change in the carrying amount of goodwill in 2019 was due to the acquisitions of Nordresa, PEPS, ODS and SME and currency fluctuation. As a result of our annual goodwill impairment test performed in the fourth quarter of 2019, we concluded that the goodwill resulting from the acquisition of Magnum Gaskets in 2016 was unrecoverable. Accordingly, a full impairment charge of $6 was recorded for the year ended December 31, 2019. See Note 2 for additional information on recent acquisitions.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2018	$3	$150	$105	$6	$264
Acquisitions		74	160		234
Impairment				(6)	(6)
Currency impact		4	(3)		1
Balance, December 31, 2019	3	228	262	—	493
Acquisition		(5)	26		21
Impairment	(3)	(48)			(51)
Currency impact		2	14		16
Balance, December 31, 2020	$—	$177	$302	$—	$479

Non-amortizable intangible assets — Our non-amortizable intangible assets include a portion of our trademarks and trade names. Non-amortizable trademarks and trade names consist of the Dana®, Spicer® and TM4® trademarks and trade names utilized in our Commercial Vehicle and Off-Highway segments. We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the two years ended  December 31, 2020 in connection with the required annual assessment for trademarks and trade names.

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

Amortizable intangible assets — Our amortizable intangible assets include core technology, customer relationships and a portion of our trademarks and trade names. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income. Amortizable trademarks and trade names includes the Graziano™, Fairfield® and Brevini® trademarks and trade names utilized in our Off-Highway segment.

These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows. We use our internal forecasts, which we update quarterly, to develop our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. Our valuation is applied over the life of the primary assets within the asset groups. If the undiscounted cash flows do not indicate that the carrying amount of the asset group is recoverable, an impairment charge is recorded if the carrying amount of the asset group exceeds its fair value based on discounted cash flow analyses or appraisals. There were no impairments recorded during the two years ended December 31, 2020.

Components of other intangible assets —

		December 31, 2020			December 31, 2019
	Weighted
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	8	$146	$(103)	$43	$133	$(94)	$39
Trademarks and trade names	13	31	(9)	22	30	(6)	24
Customer relationships	8	525	(431)	94	509	(407)	102
Non-amortizable intangible assets
Trademarks and trade names		77		77	75		75
		$779	$(543)	$236	$747	$(507)	$240

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  December 31, 2020 were as follows: Light Vehicle – $22, Commercial Vehicle – $68, Off-Highway – $139 and Power Technologies – $7.

Amortization expense related to amortizable intangible assets —

	2020	2019	2018
Charged to cost of sales	$7	$5	$2
Charged to amortization of intangibles	13	12	8
Total amortization	$20	$17	$10

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on  December 31, 2020 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2021	2022	2023	2024	2025
Amortization expense	$19	$19	$19	$19	$19

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

Net restructuring charges of $34 and $29 in 2020 and 2019 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Net restructuring charges of $25 in 2018 were primarily comprised of severance and benefit costs related to a voluntary retirement program in North America, headcount reduction actions in our operations and corporate functions in Brazil and administrative cost reduction initiatives primarily in Europe and North America. In response to continued market recovery in our Off-Highway business in Europe, management re-evaluated the economic conditions of our global Off-Highway business and determined that $7 of the previously approved restructuring actions were no longer economically prudent.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance, December 31, 2017	$21	$5	$26
Charges to restructuring	28	4	32
Adjustments of accruals	(7)		(7)
Cash payments	(16)	(5)	(21)
Currency impact	(1)		(1)
Balance, December 31, 2018	25	4	29
Charges to restructuring	21	10	31
Adjustments of accruals	(2)		(2)
Cash payments	(31)	(9)	(40)
Currency impact			—
Lease cease-use reclassification		(4)	(4)
Balance, December 31, 2019	13	1	14
Charges to restructuring	30	6	36
Adjustments of accruals	(2)		(2)
Cash payments	(12)	(7)	(19)
Currency impact	1		1
Balance, December 31, 2020	$30	$—	$30

At  December 31, 2020, accrued employee termination benefits include costs to reduce approximately 500 employees to be completed over the next year.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at  December 31, 2020.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2020	2020	to Date	Complete
Commercial Vehicle	$39	$2	$41	$2
Light Vehicle	$—	$1	$1	$1

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5.  Inventories

Inventory components at December 31 —

	2020	2019
Raw materials	$473	$470
Work in process and finished goods	752	787
Inventory reserves	(76)	(64)
Total	$1,149	$1,193

Note 6.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2020	2019
Other current assets:
Prepaid expenses	$95	$109
Other	32	28
Total	$127	$137

Other noncurrent assets:
Marketable securities	$49	$—
Customer incentive payments	45	37
Prepaid expenses	2	3
Deferred financing costs	5	6
Pension assets, net of related obligations	3	4
Other	65	70
Total	$169	$120

Property, plant and equipment, net:
Land and improvements to land	$210	$223
Buildings and building fixtures	646	621
Machinery and equipment	3,613	3,355
Finance lease right-of-use assets	72	41
Total cost	4,541	4,240
Less: accumulated depreciation	(2,290)	(1,975)
Net	$2,251	$2,265

Other accrued liabilities (current):
Non-income taxes payable	$56	$65
Accrued interest	13	11
Warranty reserves	43	36
Deferred income	7	6
Work place injury costs	6	5
Restructuring costs	30	14
Payable under forward contracts	9	5
Environmental	5	5
Other expense accruals	139	115
Total	$308	$262

Other noncurrent liabilities:
Income tax liability	$51	$47
Interest rate swap market valuation	128	71
Deferred income tax liability	38	40
Work place injury costs	15	17
Warranty reserves	55	65
Other noncurrent liabilities	81	65
Total	$368	$305

Cash, cash equivalents and restricted cash at —

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$559	$508	$510	$603
Restricted cash included in other current assets	5	6	7	3
Restricted cash included in other noncurrent assets	3	4	3	4
Total cash, cash equivalents and restricted cash	$567	$518	$520	$610

Supplemental cash flow information —

	2020	2019	2018
Change in working capital:
Change in accounts receivable	$(66)	$134	$(113)
Change in inventories	69	35	(110)
Change in accounts payable	82	(96)	97
Change in accrued payroll and employee benefits	(22)	(21)	(28)
Change in accrued income taxes	(9)	(19)	(3)
Change in other current assets and liabilities	(7)	(50)	44
Net	$47	$(17)	$(113)

Cash paid during the period for:
Interest	$129	$117	$90
Income taxes	98	125	145
Noncash investing and financing activities:
Purchases of property, plant and equipment held in accounts payable	$50	$71	$91
Stock compensation plans	12	17	18
Noncash dividends declared	—	1	1

Note 7. Leases

Our leases generally have remaining lease terms of one year to eleven years, some of which include options to extend the leases for up to ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides a summary of the location and amounts related to finance leases recognized in the consolidated balance sheet. Short-term lease costs were insignificant as of December 31, 2020 and 2019.

	Classification	2020	2019
Finance lease right-of-use assets	Property, plant and equipment, net	$72	$41
Finance lease liabilities	Current portion of long-term debt	7	5
Finance lease liabilities	Long-term debt	53	24

Components of lease expense —

	2020	2019
Operating lease cost	$52	$50
Finance lease cost:
Amortization of right-of-use assets	$5	$3
Interest on lease liabilities	2	1
Total finance lease cost	$7	$4

Supplemental cash flow information related to leases —

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52	$50
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	4	3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$57	$24
Finance leases	32	13

Supplemental balance sheet information related to leases —

	2020	2019
Weighted-average remaining lease term (years):
Operating leases	6	6
Finance leases	14	9
Weighted-average discount rate:
Operating leases	4.3%	5.5%
Finance leases	4.4%	3.2%

Maturities —

	Operating Leases	Finance Leases
2021	$50	$9
2022	41	9
2023	29	8
2024	24	6
2025	21	5
Thereafter	61	49
Total lease payments	226	86
Less: interest	30	26
Present value of lease liabilities	$196	$60

Operating lease payments presented in the table above exclude approximately $18 of minimum lease payments for real estate leases signed but not yet commenced. These leases are expected to commence in 2021.

Note 8.  Stockholders' Equity

Preferred Stock

We are authorized to issue 50,000,000 shares of Dana preferred stock, par value $0.01 per share. There were no preferred shares outstanding at December 31, 2020 or 2019.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At  December 31, 2020, there were 154,958,240 shares of our common stock issued and 144,515,658 shares outstanding, net of 10,442,582 in treasury shares. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our stock compensation plan in addition to shares repurchased through share repurchase programs.

Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first quarter of 2020. Aggregate 2020 declared dividends totaled $15 and cash dividends paid totaled $15. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $150 remained available under the program for future share repurchases as of December 31, 2020.

Changes in equity —

During the first quarter of 2018, a wholly-owned subsidiary of Dana purchased the ownership interest in Dana Spicer (Thailand) Limited (a non wholly-owned consolidated subsidiary of Dana) held by ROC-Spicer, Ltd. (a non wholly-owned consolidated subsidiary of Dana). Dana maintained its controlling financial interest in Dana Spicer (Thailand) Limited and accordingly accounted for the purchase as an equity transaction. The excess of the fair value of the consideration paid over the carrying value of the investment attributable to the noncontrolling interest in ROC-Spicer, Ltd. was recognized as additional noncontrolling interest with a corresponding reduction of the additional paid-in capital of Dana. During the third quarter of 2018, Yulon Motor Co., Ltd. (Yulon) purchased a direct ownership interest in two of our consolidated operating subsidiaries. Yulon's ownership interest in the two consolidated operating subsidiaries did not change as a result of the transactions, as it previously owned the same percentages indirectly through a series of consolidated holding companies. The cash received from Yulon was recognized as additional noncontrolling interest. The amount received, less withholding taxes, was returned to Yulon in the form of a dividend in the fourth quarter of 2018.

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
					Accumulated
	Foreign			Defined	Other
	Currency			Benefit	Comprehensive
	Translation	Hedging	Investments	Plans	Loss
Balance, December 31, 2017	$(670)	$(64)	$2	$(610)	$(1,342)
Other comprehensive income (loss):
Currency translation adjustments	(48)				(48)
Holding loss on net investment hedge	(3)				(3)
Holding gains and losses		66			66
Reclassification of amount to net income (a)		(56)			(56)
Net actuarial losses				(8)	(8)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				34	34
Other				2	2
Tax expense				(5)	(5)
Other comprehensive income (loss)	(51)	10	—	23	(18)
Adoption of ASU 2016-01 financial instruments adjustment, January 1, 2018			(2)		(2)
Balance, December 31, 2018	(721)	(54)	—	(587)	(1,362)
Other comprehensive income (loss):
Currency translation adjustments	8				8
Holding gains and losses		58			58
Reclassification of amount to net income (a)		(33)			(33)
Net actuarial gains				71	71
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				286	286
Tax expense	(1)	(1)		(13)	(15)
Other comprehensive income	7	24	—	344	375
Balance, December 31, 2019	(714)	(30)	—	(243)	(987)
Other comprehensive income (loss):
Currency translation adjustments	(88)				(88)
Holding gains and losses		(78)			(78)
Reclassification of amount to net income (a)		117			117
Net actuarial losses				(11)	(11)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)				20	20
Other comprehensive income (loss)	(88)	39	—	9	(40)
Deconsolidation of non-wholly owned subsidiary				1	1
Balance, December 31, 2020	$(802)	$9	$—	$(233)	$(1,026)

___________________________________________________

Notes:

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

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. We estimate the fair value of the redemption value using an income based approach based on discounted cash flow projections.  In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rates, terminal growth rates and exit multiples.

Reconciliation of changes in redeemable noncontrolling interests —

	2020	2019
Balance, beginning of period	$167	$100
Capital contribution from redeemable noncontrolling interest	4	4
Sale of redeemable noncontrolling interest	7	64
Adjustment to redemption value	38
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(30)	(6)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(6)	5
Balance, end of period	$180	$167

Note 10.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2020	2019	2018
Net income (loss) available to common stockholders - Numerator basic and diluted	$(31)	$226	$427

Denominator:
Weighted-average common shares outstanding - Basic	144.5	144.0	145.0
Employee compensation-related shares, including stock options	—	1.1	1.5
Weighted-average common shares outstanding - Diluted	144.5	145.1	146.5

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 1.4 million, 0.1 million and 0.2 million CSEs from the calculations of diluted earnings per share for the years 2020, 2019 and 2018 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.7 million for 2020 since there was no net income available to common stockholders for this period.

Note 11.  Stock Compensation

2017 Omnibus Incentive Plan

The 2017 Omnibus Incentive Plan (the Plan) authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and performance share units (PSUs) through April 2027. Cash-settled awards do not count against the maximum aggregate number. At  December 31, 2020, there were 3.1 million shares available for future grants. Shares of common stock to be issued under the Plan are made available from authorized and unissued Dana common stock.

Award activity — (shares in millions)

	Options		SARs		RSUs		PSUs
						Grant-Date		Grant-Date
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Fair Value*	Shares	Fair Value*
December 31, 2019	0.6	$16.13	0.1	$16.27	2.0	$20.56	0.7	$19.99
Granted					1.3	15.53	0.5	14.42
Exercised or vested					(0.6)	19.58	(0.2)	19.15
Forfeited or expired					(0.2)	18.86	(0.2)	18.14
December 31, 2020	0.6	16.27	0.1	16.50	2.5	18.27	0.8	15.18

* Weighted-average per share

	2020	2019	2018
Total stock compensation expense	$14	$19	$16
Total grant-date fair value of awards vested	16	16	16
Cash received from exercise of stock options			2
Cash paid to settle SARs and RSUs	2	2	2
Intrinsic value of stock options and SARs exercised		1	3
Intrinsic value of RSUs and PSUs vested	14	17	18

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For options and SARs, we use an option-pricing model to estimate fair value. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $4 and $3 for cash-settled awards at  December 31, 2020 and 2019. During 2020 we issued 0.6 million and 0.3 million shares of common stock based on vesting of RSUs and PSUs. At  December 31, 2020, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $19. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Stock options and stock appreciation rights — The exercise price of each option or SAR equals the closing market price of our common stock on the date of grant. Options and SARs generally vest over three years and their maximum term is ten years. Shares issued upon the exercise of options are recorded as common stock and additional paid-in capital at the option price. SARs are settled in cash for the difference between the market price on the date of exercise and the exercise price. We have not granted stock options or SARs since 2013. All outstanding awards are fully vested and exercisable. At  December 31, 2020, the outstanding awards have an aggregate intrinsic value of $2 and a weighted-average remaining contractual life of 1.3 years.

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

Under the 2020 stock compensation award program, the number of PSUs that ultimately vest is contingent on achieving a specified free cash flow target and a specified margin target, with an even distribution between the two targets. Our 2019 and 2018 programs had specified return on invested capital targets and specified margin targets, with an even distribution between the two targets. We estimated the fair value at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the awards are not dividend protected. The estimated grant date value is accrued over the performance period and adjusted as appropriate based on performance relative to the target.

Cash incentive awards — Our 2017 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are based on achieving certain financial performance goals. The performance goals of the plan are established annually by the Board of Directors.

Under the 2020 annual incentive program, participants were eligible to receive cash awards based on achieving a cash flow performance goal. Under the 2019 and 2018 annual incentive programs, participants were eligible to receive cash awards based on achieving earnings and cash flow performance goals. We accrued $23, $27 and $33 of expense in 2020, 2019 and 2018 for the expected cash payments under these programs.

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

Components of net periodic benefit cost (credit) and other amounts recognized in OCI —

	Pension Benefits
	2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$21	$5	$40	$8	$43	$7
Expected return on plan assets	(35)	(3)	(51)	(3)	(71)	(3)
Service cost		9		8		7
Amortization of net actuarial loss	11	9	22	6	28	6
Settlement charge			256	3
Curtailment				(1)
Other						2
Net periodic benefit cost (credit)	(3)	20	267	21	—	19

Recognized in OCI:
Amount due to net actuarial (gains) losses	(4)	10	(107)	33	11	4
Reclassification adjustment for net actuarial losses in net periodic benefit cost	(11)	(9)	(278)	(9)	(28)	(6)
Curtailment
Other						(2)
Total recognized in OCI	(15)	1	(385)	24	(17)	(4)
Net recognized in benefit cost (credit) and OCI	$(18)	$21	$(118)	$45	$(17)	$15

	OPEB
	2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.
Interest cost	$—	$2	$—	$3	$3
Service cost		1			1
Amortization of net actuarial gain				(1)
Net periodic benefit cost	—	3	—	2	4

Recognized in OCI:
Amount due to net actuarial (gains) losses	1	4	1	2	(7)
Reclassification adjustment for net actuarial gain in net periodic benefit cost				1
Total recognized in OCI	1	4	1	3	(7)
Net recognized in benefit cost (credit) and OCI	$1	$7	$1	$5	$(3)

Our U.S. defined benefit pension plans are frozen and no additional service cost is being accrued. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into benefit cost in 2021 is $9 for our U.S. plans and $9 for our non-U.S. plans. We use the corridor approach for purposes of systematically amortizing deferred gains or losses as a component of net periodic benefit cost into the income statement in future reporting periods. The amortization period used is generally the average remaining service period of active participants in the plan unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of the inactive participants. No portion of the estimated net actuarial gain related to OPEB plans will be amortized from AOCI into benefit cost in 2021.

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

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits				OPEB
	2020		2019		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$772	$412	$1,501	$364	$3	$88	$—	$83
Interest cost	21	5	40	8		2		3
Service cost		9		8		1
Actuarial loss	68	10	13	41	1	4	1	2
Benefit payments	(51)	(13)	(90)	(14)		(4)	(1)	(4)
Acquisitions			161	25			3
Settlements		(4)	(853)	(13)
Curtailment				(1)
Deconsolidation of subsidiary		(8)
Translation adjustments		27		(6)		2		4
Obligation at end of period	$810	$438	$772	$412	$4	$93	$3	$88

	Pension Benefits				OPEB
	2020		2019		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$724	$78	$1,301	$71	$—	$—	$—	$—
Actual return on plan assets	107	3	171	11
Employer contributions	1	14	59	17		4	1	4
Benefit payments	(51)	(13)	(90)	(14)		(4)	(1)	(4)
Settlements		(4)	(853)	(13)
Acquisitions			136	7
Deconsolidation of subsidiary		(8)
Translation adjustments		(1)		(1)
Fair value at end of period	$781	$69	$724	$78	$—	$—	$—	$—

Funded status at end of period	$(29)	$(369)	$(48)	$(334)	$(4)	$(93)	$(3)	$(88)

Amounts recognized in the balance sheet —

	Pension Benefits				OPEB
	2020		2019		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$2	$1	$—	$4	$—	$—	$—	$—
Current liabilities		(14)		(13)		(5)		(5)
Noncurrent liabilities	(31)	(356)	(48)	(325)	(4)	(88)	(3)	(83)
Net amount recognized	$(29)	$(369)	$(48)	$(334)	$(4)	$(93)	$(3)	$(88)

Amounts recognized in AOCI —

	Pension Benefits				OPEB
	2020		2019		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in AOCI:
Net actuarial loss (gain)	$142	$108	$157	$108	$2	$(8)	$1	$(12)
AOCI before tax	142	108	157	108	2	(8)	1	(12)
Deferred taxes	16	(30)	13	(28)		3		4
Net	$158	$78	$170	$80	$2	$(5)	$1	$(8)

The 2020 actuarial gain of $4 on the U.S. plans was largely the result of the actual return on assets exceeding the expected asset return partially offset by the decrease in discount rate and result of reflecting updated mortality tables.

The 2019 actuarial gain of $107 on the U.S plans was largely the result of the actual return on assets exceeding the expected asset return.

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$16	$14	$15	$17
Projected benefit obligation	16	14	15	17
Fair value of plan assets	17	15	16	21
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	$794	$391	$757	$363
Projected benefit obligation	794	424	757	395
Fair value of plan assets	764	54	708	57

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2020
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$40	$40	$—	$—	$—	$—	$—	$—
U.S. large cap	36				36
EAFE composite	23				23
Emerging markets	16				16
Fixed income securities:
Corporate bonds	572		189		383
U.S. Treasury strips	22		22
Non-U.S. government securities	16		1				15
Emerging market debt	12				12
Alternative investments:
Insurance contracts (c)	58			6				52
Real estate	18				18
Other	2						2
Cash and cash equivalents	35		35
Total	$850	$40	$247	$6	$488	$—	$17	$52

		Fair Value Measurements at December 31, 2019
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$39	$39	$—	$—	$—	$—	$—	$—
U.S. large cap	28				28
EAFE composite	19				19
Emerging markets	9				9
Fixed income securities:
Corporate bonds	492		186		306
U.S. Treasury strips	37		37
Non-U.S. government securities	21						21
Emerging market debt	11				11
Alternative investments:
Insurance contracts (c)	50			4				46
Real estate	20				20
Other	11						11
Cash and cash equivalents	65		65
Total	$802	$39	$288	$4	$393	$—	$32	$46

________________________________

Notes:

(a)	Certain assets are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

(b)

This category comprises a combination of small-, mid- and large-cap equity stocks that are allocated at the investment manager's discretion. Investments include common and preferred securities as well as equity funds that invest in these instruments.

(c)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

	2020	2020	2019	2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Insurance	Insurance	Insurance	Insurance
Reconciliation of Level 3 Assets	Contracts	Contracts	Contracts	Contracts
Fair value at beginning of period	$4	$46	$—	$35
Actual gains relating to assets still held at the reporting date	2	4		7
Purchases, sales and settlements		(2)	4	5
Currency impact		4		(1)
Fair value at end of period	$6	$52	$4	$46

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

The allocations among portfolios are adjusted as needed to meet changing objectives and constraints and to manage the risk of adverse changes in the unfunded positions of our plans. At  December 31, 2020, the U.S. plans had targets of 20% for the Growth Portfolio (U.S. and non-U.S. equities, high-yield fixed income, real estate, emerging market debt and cash), 78% for the Immunizing Portfolio (long duration U.S. Treasury strips, corporate bonds and cash) and 2% for the Liquidity Portfolio (cash and short-term securities). The assets held at December 31, 2020 by the U.S. plans were invested 21% in the Growth Portfolio, 76% in the Immunizing Portfolio and 3% in the Liquidity Portfolio.

Significant assumptions — The significant weighted-average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	2.43%	1.40%	3.21%	1.72%	4.22%	2.42%
Net periodic benefit cost:
Discount rate	2.79%	2.10%	3.41%	2.50%	2.56%	2.54%
Rate of compensation increase	N/A	3.36%	N/A	3.28%	N/A	3.21%
Expected return on plan assets	5.00%	4.45%	6.00%	4.61%	6.00%	4.66%

The pension plan discount rate assumptions are evaluated annually in consultation with our outside actuarial advisers. Long-term interest rates on high quality corporate debt instruments are used to determine the discount rate. For our largest plans, discount rates are developed using a discounted bond portfolio analysis, with appropriate consideration given to defined benefit payment terms and duration of the liabilities. In the above table, the discount rate used to determine U.S. pension obligations at the end of 2018 does not consider the terminated plan which had an implied discount rate of 3.46%.

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

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 3.50% expected return on asset assumption for 2021 for our U.S. plans.

The significant weighted-average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	2.67%	2.55%	3.37%	3.10%	3.71%
Net periodic benefit cost:
Discount rate	3.19%	3.15%	4.08%	3.76%	3.42%
Initial health care cost trend rate	N/A	4.64%	N/A	4.22%	4.12%
Ultimate health care cost trend rate	N/A	5.13%	N/A	4.93%	5.10%
Year ultimate reached	N/A	2023	N/A	2023	2023

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

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the following five-year period are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	U.S.	Non-U.S.
2021	$51	$17	$—	$5
2022	51	16		5
2023	50	16		5
2024	50	20		5
2025	49	17		5
2026 to 2030	229	109	1	24
Total	$480	$195	$1	$49

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. There are no projected contributions to be made during 2021 for our U.S. plans and projected contributions of $16 for our non-U.S plans.

Multi-employer pension plans — We participate in the Steelworkers Pension Trust (SPT) multi-employer pension plan which provides pension benefits to certain of our U.S. employees represented by the United Steelworkers and United Automobile Workers unions. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreements expire August 18, 2021. The trustees of the SPT have provided us with the latest data available for the plan year ended  December 31, 2020. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers as a result of our participation in the plan.

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

	Employer	PPA
	Identification	Zone Status		Funding Plan	Contributions by Dana
Pension	Number/			Pending/				Surcharge
Fund	Plan Number	2020	2019	Implemented	2020	2019	2018	Imposed
SPT	23-6648508 / 499	Green	Green	No	$14	$13	$12	No

Note 13.  Marketable Securities

	2020			2019
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Certificates of deposit - Current marketable securities	$21	$—	$21	$19	$—	$19
Corporate securities - Noncurrent marketable securities	$16	$33	$49	$—	$—	$—

Certificates of deposit maturing in one year or less total $21 at  December 31, 2020.

We held $16 of convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp., with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion is included in noncurrent marketable securities and carried at fair value with changes in fair value included in net income in future periods. The strategic partnership with Hyliion establishes Dana as the preferred supplier for e-propulsion systems to Hyliion as long as Dana maintains a minimum equity investment in Hyliion.

Note 14.  Financing Agreements

Long-term debt at December 31 —

	Interest Rate		2020	2019
Senior Notes due December 15, 2024	5.500%		$425	$425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	375	375
Senior Notes due November 15, 2027	5.375%		400	300
Senior Notes due June 15, 2028	5.625%		400
Term A Facility				474
Term B Facility			349	349
Other indebtedness			106	61
Debt issuance costs			(27)	(28)
			2,428	2,356
Less: Current portion of long-term debt			8	20
Long-term debt, less debt issuance costs			$2,420	$2,336

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

Interest on the senior notes is payable semi-annually and interest on the Term B Facility is payable quarterly. Other indebtedness includes the note payable to SME, borrowings from various financial institutions, finance lease obligations and the unamortized fair value adjustment related to a terminated interest rate swap. See Note 2 for additional information on the note payable to SME and Note 15 for additional information on the terminated interest rate swap.

Scheduled principal payments on long-term debt, excluding finance leases at  December 31, 2020 —

	2021	2022	2023	2024	2025
Maturities	$—	$4	$5	$453	$404

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

In November 2019, we completed the sale of $300 in senior unsecured notes ( November 2027 Notes) at 5.375%. The November 2027 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on May 15 and November 15 of each year, beginning on May 15, 2020. The November 2027 Notes will mature on November 15, 2027. Net proceeds of the offering totaled $296. Financing costs of $4 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The proceeds from the offering were used to redeem our September 2023 Notes. On November 22, 2019, we redeemed $162 of our September 2023 Notes pursuant to a tender offer at a weighted average price equal to 102.250% plus accrued and unpaid interest. On November 26, 2019, we called the remaining $138 of our September 2023 Notes at a price equal to 102.000% plus accrued and unpaid interest. The $9 loss on extinguishment of debt recorded in November 2019 includes the redemption premiums and transaction costs associated with the tender offer and the call and the write-off of $2 of previously deferred financing costs associated with the September 2023 Notes.

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

Credit agreement — On February 28, 2019, we entered into an amended credit and guaranty agreement comprised of a $500 term facility (the Term A Facility), a $450 term facility (the Term B Facility and, together with the Term A Facility, the Term Facilities) and a $750 revolving credit facility (the Revolving Facility). The Term A Facility and the Revolving Facility were expansions of our existing facilities. On February 28, 2019, we drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. The proceeds from the Term Facilities were used to acquire the Oerlikon Drive Systems segment of the Oerlikon Group and pay for related integration activities. We were required to make equal quarterly installments on the Term A Facility on the last day of each fiscal quarter of $8 beginning March 31, 2019 and 0.25% of the aggregate principal advances of the Term B Facility quarterly commencing on June 30, 2019. On August 30, 2019, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,000 and extending the maturities and reducing the interest rates of both the Revolving Facility and the Term A Facility. We recorded deferred fees of $13 and $4 related to the amendments to the Term Facilities and the Revolving Facility, respectively. The deferred fees are being amortized over the life of the applicable facilities. On August 30, 2019, we borrowed $100 on the Revolving Facility and paid down a similar amount of the Term B Facility. We are no longer required to make quarterly installments on the Term B Facility. On December 31, 2020, we fully paid down the Term A Facility. We wrote off $3 of previously deferred financing costs associated with the Term A Facility. We may prepay some or all of the amounts under the Term B Facility without penalty. Deferred financing costs on our Revolving Facility are included in other noncurrent assets. The Revolving Facility matures on August 17, 2024 and the Term B Facility matures on February 28, 2026.

The Term B Facility and the Revolving Facility are guaranteed by all of our wholly-owned domestic subsidiaries subject to certain exceptions (the guarantors) and are secured by a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

Advances under the Revolving Facility bear interest at a floating rate based on, at our option, the base rate or Eurodollar rate (each as described in the credit and guaranty agreement) plus a margin as set forth below:

	Margin
Total Net Leverage Ratio	Base Rate	Eurodollar Rate
Less than or equal to 1.00:1.00	0.25%	1.25%
Greater than 1.00:1.00 but less than or equal to 2.00:1.00	0.50%	1.50%
Greater than 2.00:1.00	0.75%	1.75%

The Term B Facility bears interest based on, at our option, the Base Rate plus 1.25% or the Eurodollar rate plus 2.25%. We have elected to pay interest on our advances under the Term B Facility at the Eurodollar Rate. The interest rate on the Term B Facility was 2.397%, inclusive of the applicable margins, as of December 31, 2020.

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

At  December 31, 2020, we had no outstanding borrowings under the Revolving Facility and had utilized $21 for letters of credit. We had availability at December 31, 2020 under the Revolving Facility of $979 after deducting the letters of credit.

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

Debt covenants — At December 31, 2020, we were in compliance with the covenants of our financing agreements. Under the Term B Facility, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 15.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	December 31, 2020	December 31, 2019
Certificates of deposit	Marketable securities	2	$21	$19
Available-for-sale securities	Other noncurrent assets	1	49	—
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	15	14
Cash flow hedges	Other accrued liabilities	2	1	2
Undesignated	Accounts receivable - Other	2	2	1
Undesignated	Other accrued liabilities	2	1	1
Interest rate collars	Other accrued liabilities	2	7	3
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	128	71

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		2020		2019
		Carrying	Fair	Carrying	Fair
	Fair Value Level	Value	Value	Value	Value
Long term debt	2	$2,376	$2,475	$2,384	$2,450

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps and interest rate collars designed to mitigate our interest rate risk. As of December 31, 2020, no fixed-to-floating interest rate swaps remain outstanding. However, a $4 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at December 31, 2020. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the year ended December 31, 2020. We have outstanding interest rate collars with a notional value of $425 that will mature in December 2021. For interest rate collars, no payments or receipts are exchanged unless interest rates rise or fall in excess of a predetermined ceiling or floor rate.

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

The following fixed-to-fixed cross-currency swaps were outstanding at  December 31, 2020:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Designated Notional Amount	Traded Amount	Inflow Rate	Outflow Rate
April 2025 Notes	Payable	$ 400	5.75%	$ 400	€ 371	5.75%	3.85%
June 2026 Notes	Payable	$ 375	6.50%	$ 375	€ 338	6.50%	5.14%
Luxembourg Intercompany Notes	Receivable	€ 278	3.70%	€ 278	$ 300	5.38%	3.70%

All of the swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the underlying designated financial instruments. Based on our qualitative assessment that the critical terms of all of the underlying designated financial instruments and all of the associated swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As effective cash flow hedges, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying designated financial instruments. See Note 14 for additional information about the April 2025 Notes and the June 2026 Notes. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $386 at December 31, 2020 and $508 at December 31, 2019. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,118 at December 31, 2020 and $1,090 at December 31, 2019.

The following currency derivatives were outstanding at  December 31, 2020:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Canadian dollar, Mexican peso	$84	$45	$129	Aug-2021
Euro	U.S. dollar, Australian dollar, Swiss franc, Chinese renminbi, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Singapore dollar	72	4	76	Jan-2024
British pound	U.S. dollar, euro	1	5	6	Apr-2021
South African rand	U.S. dollar, euro		7	7	Jan-2021
Thai baht	U.S. dollar, euro	6	31	37	Dec-2021
Canadian dollar	U.S. dollar	5		5	Aug-2021
Brazilian real	U.S. dollar, euro	29	10	39	Sep-2021
Indian rupee	U.S. dollar, euro, British pound		81	81	Jan-2022
Chinese renminbi	Canadian dollar, euro		6	6	Jan-2021
Total forward contracts		197	189	386

U.S. dollar	euro	343		343	Nov-2027
Euro	U.S. dollar	775		775	Jun-2026
Total currency swaps		1,118	—	1,118
Total currency derivatives		$1,315	$189	$1,504

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	December 31, 2020	December 31, 2019	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$9	$6	$9
Collar	(6)	(3)
Cross-Currency Swaps	3	(36)
Total	$6	$(33)	$9

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	2020
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$7,106	$6,485	$22
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income	1	18
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			99

	2019
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$8,620	$7,489	$(25)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(9)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(24)

	2018
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$8,143	$6,986	$(29)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(1)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(55)

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

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	2020	2019	2018	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$—	$—	$(5)	Cost of sales
Foreign currency forward contracts	(6)	(14)	(5)	Other income (expense), net

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

Note 16.  Commitments and Contingencies

Product liabilities — Accrued product liability costs were $1 and $10 for product liability costs at  December 31, 2020 and 2019. We had also recognized amounts recoverable from third parties of $11 and $13 at the respective dates. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $10 and $13 at  December 31, 2020 and 2019. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	2020	2019	2018
Balance, beginning of period	$101	$75	$76
Amounts accrued for current period sales	35	35	37
Adjustments of prior estimates	1	2	(1)
Settlements of warranty claims	(42)	(35)	(35)
Acquisitions		24
Currency impact	3		(2)
Balance, end of period	$98	$101	$75

Note 18.  Income Taxes

Income tax expense (benefit) —

	2020	2019	2018
Current
U.S. federal and state	$14	$13	$14
Non-U.S.	79	92	128
Total current	93	105	142

Deferred
U.S. federal and state	(23)	(104)	(47)
Non-U.S.	(12)	(33)	(17)
Total deferred	(35)	(137)	(64)
Total expense (benefit)	$58	$(32)	$78

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income before income taxes —

	2020	2019	2018
U.S. operations	$(128)	$(166)	$26
Non-U.S. operations	115	337	468
Earnings before income taxes	$(13)	$171	$494

Income tax audits — We conduct business globally and, as a result, file income tax returns in multiple jurisdictions that are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 2010.

We are currently under audit by U.S. and foreign authorities for certain taxation years. When the issues related to these periods are settled, the total amounts of unrecognized tax benefits for all open tax years may be modified. Audit outcomes and the timing of the audit settlements are subject to uncertainty and we cannot make an estimate of the impact on our financial position at this time.

U.S. tax reform legislation —Beginning in 2018, the Tax Cuts and Jobs Act ("Act") may trigger a taxable deemed dividend to the extent that the annual earnings of our foreign subsidiaries exceed a specified threshold, based on the value of tangible foreign operating assets. The deemed dividend, if any, from this global intangible low-taxed income (GILTI) may be offset by the use of other tax attributes in that year, and specifically, the GILTI rules may impact the amount of cash tax savings that net operating losses provide. The SEC staff has indicated that a company should make and disclose certain policy elections related to accounting for GILTI. As to whether we will recognize deferred taxes for basis differences expected to reverse as GILTI or account for the effect of GILTI as a period cost when incurred, we intend to account for the tax effect of GILTI as a period cost. As to the realizability of the tax benefit provided by net operating losses, we are electing to utilize the tax law ordering approach.

Effective tax rate reconciliation —

	2020		2019		2018
	$	%	$	%	$	%
U.S. federal income tax rate	(3)	21	36	21	103	21

Adjustments resulting from:
State & local income taxes, net of federal benefit	6	(46)	(1)	(1)	6	1
Non-US income / expense	(5)	39	25	15	23	5
Credits & tax incentives	(55)	423	(62)	(37)	(87)	(18)
US foreign derived intangible income	(24)	185	(4)	(2)
US tax & withholding tax on non-US earnings	20	(154)	21	12	14	3
Intercompany sale of certain operating assets	27	(207)			5	1
Settlement and return adjustments	3	(23)	(19)	(11)	29	6
Enacted change in tax rates	(2)	15	3	2	6	1
Pension settlement			73	43
Mexican non-deductible cost of goods sold	17	(130)
Goodwill impairment	8	(61)
Miscellaneous items	6	(46)	(2)	(1)	1	—
Valuation allowance adjustments	60	(462)	(102)	(60)	(22)	(4)
Effective income tax rate	58	(446)	(32)	(19)	78	16

During 2020, we recognized tax expense of $60 for additional valuation allowances in foreign jurisdictions due to reduced income projections. We also recognized a benefit of $26 for the release of valuation allowance in Australia, based on recent history of profitability and increased income projections. For the year, we also recognized tax benefits of $37 related to tax actions that adjusted federal tax credits. A pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. In conjunction with the completion of the intercompany sale of certain assets to a non-U.S. affiliate, tax expense of $12 was recorded, including the corresponding foreign derived intangible income benefit.

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

Foreign income repatriation — We continue to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the amount and source of these earnings, as well as the expected means through which those earnings may be taxed. We recognized net expense of $6 in 2020, $3 in 2019 and a net benefit of $7 in 2018, related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $9, $10 and $11 during 2020, 2019 and 2018 related to the actual transfer of funds to the U.S. The unrecognized tax liability associated with the operations in which we are permanently reinvested is $5 at December 31, 2020.

The earnings of our certain non-U.S. subsidiaries may be repatriated to the U.S. in the form of repayments of intercompany borrowings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $1,338 at the end of 2020. Included in this amount are intercompany loans and related interest accruals with an equivalent value of $21 which are denominated in a foreign currency and considered to be permanently invested.

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

When evaluating the need for a valuation allowance we consider all components of comprehensive income, and we weigh the positive and negative evidence, putting greater reliance on objectively verifiable evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider changes to the historical financial results due to activities that were either new to the business or not expected to recur in the future, in order to identify the core earnings of the business. A sustained period of profitability, after considering changes to the historical results due to implemented actions and nonrecurring events, along with positive expectations for future profitability are necessary to reach a determination that a valuation allowance should be released. In 2020, we recognized a benefit of $26 for the release of valuation allowance in a subsidiary in Australia based on recent history of profitability and increased income projections. During the third quarter of 2019, we recognized a benefit of $22 for the release of a valuation allowance in a subsidiary in Brazil based on recent history of profitability and increased income projections.

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.

	2020	2019
Net operating loss carryforwards	$240	$258
Postretirement benefits, including pensions	92	87
Research and development costs	149	124
Expense accruals	76	81
Other tax credits recoverable	234	244
Capital loss carryforwards	47	42
Inventory reserves	25	19
Postemployment and other benefits	5	6
Intangibles	17
Leasing activities	43	46
Total	928	907
Valuation allowances	(259)	(190)
Deferred tax assets	669	717

Unremitted earnings	(10)	(4)
Intangibles		(34)
Depreciation	(87)	(104)
Other		(33)
Deferred tax liabilities	(97)	(175)
Net deferred tax assets	$572	$542

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating loss (NOL), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at  December 31, 2020. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration
Net operating losses
U.S. federal	$40	$—	20	2030
U.S. state	61	(33)	Various	2021
Brazil	14	(5)	Unlimited
France	8		Unlimited
Australia	26		Unlimited
Italy	31	(27)	Unlimited
Germany	6	(6)	Unlimited
Lithuania	1		Unlimited
South Africa	2		Unlimited
Spain	1		Unlimited
U.K.	7	(7)	Unlimited
Canada	28	(25)	20	2022
India	1		8	2028
China	14	(14)	5	2021
Total	$240	$(117)

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets related to capital loss carryforwards of $47 which are fully offset with valuation allowances at  December 31, 2020. We also have deferred tax assets of $234 related to other credit carryforwards which are partially offset with $19 of valuation allowances at  December 31, 2020. The capital losses can be carried forward indefinitely while the other credits are generally available for 10 to 20 years.

The use of our $190 U.S. federal NOL as of  December 31, 2020 is subject to limitation due to the change in ownership of our stock in January 2008. Generally, the application of the relevant Internal Revenue Code (IRC) provisions will release the limitation on $84 of pre-change NOLs each year, allowing pre-change losses to offset post-change taxable income. However, there can be no assurance that trading in our shares will not affect another change in ownership under the IRC which could further limit our ability to utilize our available NOLs.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements, are recognized as components of income tax expense or benefit. Interest of $6 and $12 was accrued on the uncertain tax positions at  December 31, 2020 and 2019.

Reconciliation of gross unrecognized tax benefits —

	2020	2019	2018
Balance, beginning of period	$119	$107	$119
Decrease related to expiration of statute of limitations	(5)	(10)	(4)
Decrease related to prior years tax positions	(1)		(15)
Increase related to prior years tax positions	3	13	8
Increase related to current year tax positions	9	9	10
Decrease related to settlements	(21)		(11)
Balance, end of period	$104	$119	$107

We anticipate that the change in our gross unrecognized tax benefits will not be significant in the next twelve months as a result of examinations in various jurisdictions. The settlement of these matters will not impact the effective tax rate. Gross unrecognized tax benefits of $68 would impact the effective tax rate if recognized. If other open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 19.  Other Income (Expense), Net

	2020	2019	2018
Non-service cost components of pension and OPEB costs	$(10)	$(23)	$(15)
Government grants and incentives	14	15	12
Foreign exchange gain (loss)	8	(11)	(12)
Strategic transaction expenses, net of transaction breakup fee income	(20)	(41)	(18)
Gain on investment in Hyliion	33
Non-income tax legal judgment		6
Gain on liquidation of foreign subsidiary		12
Other, net	(3)	17	4
Other income (expense), net	$22	$(25)	$(29)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2020 were primarily attributable to the acquisition of ODS and Nordresa and certain other strategic initiatives. Strategic transaction expenses in 2019 were primarily attributable to the acquisition of ODS. Strategic transaction expenses in 2018 were primarily attributable to our bid to acquire the driveline business of GKN plc., our acquisition of an ownership interest in TM4, our pending acquisition of the ODS and integration costs associated with our acquisitions of BFP and BPT, and were partially offset by a $40 transaction breakup fee associated with the GKN plc. transaction. See Note 2 for additional information.

We held $16 of convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion will be included in noncurrent marketable securities and carried at fair value with changes in fair value included in net income in future periods. The strategic partnership with Hyliion establishes Dana as the preferred supplier for e-propulsion systems to Hyliion as long as Dana maintains a minimum equity investment in Hyliion.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards.  We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances.  Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program.  We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program.  We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered.  We had $8 and $5 recorded in other current assets and $45 and $37 recorded in other noncurrent assets at December 31, 2020 and December 31, 2019.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $27 and $23 at  December 31, 2020 and  December 31, 2019. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

2020	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$2,228	$693	$252	$429	$3,602
Europe	346	192	1,260	411	2,209
South America	108	200	32	18	358
Asia Pacific	356	96	426	59	937
Total	$3,038	$1,181	$1,970	$917	$7,106

2019
North America	$2,679	$948	$317	$529	$4,473
Europe	325	233	1,617	431	2,606
South America	137	312	40	20	509
Asia Pacific	468	118	386	60	1,032
Total	$3,609	$1,611	$2,360	$1,040	$8,620

2018
North America	$2,477	$908	$141	$580	$4,106
Europe	347	271	1,423	443	2,484
South America	186	308	34	18	546
Asia Pacific	565	125	246	71	1,007
Total	$3,575	$1,612	$1,844	$1,112	$8,143

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

Segment information —

		Inter-
	External	Segment	Segment	Capital		Net
2020	Sales	Sales	EBITDA	Spend	Depreciation	Assets
Light Vehicle	$3,038	$104	$239	$131	$167	$1,432
Commercial Vehicle	1,181	71	36	41	34	808
Off-Highway	1,970	44	234	67	91	1,348
Power Technologies	917	19	94	38	32	360
Eliminations and other		(238)		49	21	146
Total	$7,106	$—	$603	$326	$345	$4,094

2019
Light Vehicle	$3,609	$124	$438	$179	$149	$1,369
Commercial Vehicle	1,611	100	138	52	37	897
Off-Highway	2,360	17	330	85	87	1,364
Power Technologies	1,040	23	117	46	30	367
Eliminations and other		(264)		64	19	124
Total	$8,620	$—	$1,023	$426	$322	$4,121

2018
Light Vehicle	$3,575	$133	$398	$195	$124	$1,288
Commercial Vehicle	1,612	107	146	27	38	811
Off-Highway	1,844	12	285	36	43	707
Power Technologies	1,112	23	149	36	30	363
Eliminations and other		(275)		31	25	29
Total	$8,143	$—	$978	$325	$260	$3,198

Net assets include accounts receivable, inventories, other current assets, goodwill, intangibles, investments in affiliates, other noncurrent assets, net property, plant and equipment, accounts payable and current accrued liabilities.

Reconciliation of segment EBITDA to consolidated net income —

	2020	2019	2018
Segment EBITDA	$603	$1,023	$978
Corporate expense and other items, net	(10)	(4)	(21)
Depreciation	(345)	(322)	(260)
Amortization	(20)	(17)	(10)
Non-service cost components of pension and OPEB costs	(10)	(23)	(15)
Restructuring charges, net	(34)	(29)	(25)
Stock compensation expense	(14)	(19)	(16)
Strategic transaction expenses, net of transaction breakup fee income	(20)	(41)	(18)
Amounts attributable to previously divested/closed operations	(1)	(5)
Impairment of goodwill and indefinite-lived intangible asset	(51)	(6)	(20)
Gain on investment in Hyliion	33
Acquisition related inventory adjustments		(13)
Non-income tax legal judgment		6
Pension settlement charges		(259)
Gain on disposal group held for sale			3
Gain on liquidation of foreign subsidiary		12
Other items	(7)	(11)	(17)
Earnings before interest and income taxes	124	292	579
Loss on extinguishment of debt	(8)	(9)
Interest income	9	10	11
Interest expense	138	122	96
Earnings (loss) before income taxes	(13)	171	494
Income tax expense (benefit)	58	(32)	78
Equity in earnings of affiliates	20	30	24
Net income (loss)	$(51)	$233	$440

Reconciliation of segment net assets to consolidated total assets —

	2020	2019
Segment net assets	$4,094	$4,121
Accounts payable and other current liabilities	1,863	1,769
Other current and long-term assets	1,419	1,330
Consolidated total assets	$7,376	$7,220

Geographic information — Of our 2020 consolidated net sales, the U.S., Italy, Germany and China account for 48%, 14%, 6% and 5%, respectively. No other country accounted for more than 5% of our consolidated net sales during 2020. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment.

	Net Sales			Long-Lived Assets
	2020	2019	2018	2020	2019	2018
North America
United States	$3,404	$4,069	$3,613	$957	$972	$860
Other North America	198	404	493	106	105	87
Total	3,602	4,473	4,106	1,063	1,077	947
Europe
Italy	993	1,186	971	252	248	138
Germany	429	478	513	132	131	133
Other Europe	787	942	1,000	310	265	241
Total	2,209	2,606	2,484	694	644	512
South America	358	509	546	97	126	129
Asia Pacific
China	379	321	311	111	106	91
Other Asia Pacific	558	711	696	286	312	171
Total	937	1,032	1,007	397	418	262
Total	$7,106	$8,620	$8,143	$2,251	$2,265	$1,850

Sales to major customers — Ford and FCA are the only individual customers to whom sales have exceeded 10% of our consolidated sales in each of the past three years. Sales to Ford were $1,436 (20%) in 2020, $1,753 (20%) in 2019 and $1,646 (20%) in 2018. Sales to FCA (via a directed supply relationship) exceeded the threshold in 2020 at $839 (12%), 2019 at $988 (11%) and 2018 at $911 (11%).

Note 22. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housing and driveshafts) and electronic control units.

Dividends received from equity affiliates were $27, $21 and $20 in 2020, 2019 and 2018.

Equity method investments exceeding $5 at  December 31, 2020 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$99
ROC-Spicer, Ltd.	50%	21
Pi Innovo Holdings Limited	49%	17
Axles India Limited	48%	8
All others as a group		5
Investments in equity affiliates		150
Investments in affiliates carried at cost		2
Investments in affiliates		$152

On February 5, 2020, we acquired an additional ownership interest in Ashwoods. The additional interest, along with our existing ownership interest, provided us with a controlling financial interest in Ashwoods. As such, we ceased accounting for our investment in Ashwoods under the equity method. See Note 2 for additional information.

On October 1, 2020, we received a $4 cash dividend from Bendix Spicer Foundation Brake, LLC (BSFB). Immediately following the receipt of the cash dividend, we sold our 20% ownership interest in BSFB to Bendix Commercial Vehicle Systems LLC. We received $50, consisting of $21 in cash, a note receivable of $25 and deferred proceeds of $4. The proceeds received approximated the carrying value of our investment in BSFB. The note receivable and deferred proceeds are due in one year and bear interest at 1.65%.

On October 20, 2020, we acquired a 49% ownership interest in Pi Innovo Holdings Limited (Pi Innovo) for consideration of $17, using cash on hand. The consideration paid is subject to adjustment based on cash and working capital balances as of the closing date. Pi Innovo designs, develops and manufactures electronic control units spanning a range of applications and industries. We are accounting for our investment in Pi Innovo by applying the equity method.

On December 16, 2020, we sold a portion of our ownership interest in ROC-Spicer, Ltd. (ROC-Spicer) to China Motor Corporation (CMC), reducing our ownership interest in ROC-Spicer to 50%. In conjunction with the decrease in our ownership interest, the ROC-Spicer shareholders agreement was amended, eliminating our controlling financial interest in ROC-Spicer. Upon our loss of control, we recognized a $2 loss to other income (expense), net on the deconsolidation of ROC-Spicer. Of the $2 loss, $1 is related to the remeasurement of our retained investment in ROC-Spicer. The $21 fair value of our retained interest in ROC-Spicer was determined based on the share sale to CMC. Our retained investment in ROC-Spicer is being accounted for by applying the equity method.

Our equity method investment in ROC-Spicer is included in the net assets of our Light Vehicle operating segment. Our equity method investments in DDAC, Pi Innovo and Axles India Limited are included in the net assets of our Commercial Vehicle operating segment.

The carrying value of our equity method investments at  December 31, 2020 was $17 more than our share of the affiliates’ book value, with our recent investment in Pi Innovo accounting for $16 of the basis difference. We are still in the process of completing the valuation of Pi Innovo’s assets and liabilities, but expect the $16 basis difference to be attributed to a combination of identified intangible assets and goodwill.

Dana Incorporated

Quarterly Results (Unaudited)

(In millions, except per share amounts)

	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter
Net sales	$1,926	$1,078	$1,994	$2,108
Gross margin	$206	$(10)	$214	$211
Net income (loss)	$38	$(173)	$45	$39
Net income (loss) attributable to the parent company	$58	$(174)	$45	$40
Net income (loss) per share available to parent company common stockholders
Basic	$0.40	$(1.20)	$0.31	$0.28
Diluted	$0.40	$(1.20)	$0.31	$0.27

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter
Net sales	$2,163	$2,306	$2,164	$1,987
Gross margin	$300	$326	$282	$223
Net income	$101	$(66)	$112	$86
Net income (loss) attributable to the parent company	$98	$(68)	$111	$85
Net income (loss) per share available to parent company common stockholders
Basic	$0.68	$(0.47)	$0.77	$0.59
Diluted	$0.68	$(0.47)	$0.77	$0.58

_________________________________________________________

Note: Gross margin is net sales less cost of sales.

During 2020, our quarterly results were significantly impacted by the global COVID-19 pandemic, with the impact being most severe during the second quarter. Net income for the first quarter of 2020 includes a $51 pre-tax goodwill impairment charge and $34 of net income tax benefits related to discrete items. Net loss for the second quarter includes a $5 pre-tax charge for the write-off of deferred financing costs and $56 of net income tax expense related to discrete items. Net income for the fourth quarter includes a $33 pre-tax gain on notes receivable conversion and subsequent adjustment of shares to fair value, a $3 pre-tax charge for the write-off of deferred financing costs and $14 of net income tax benefits related to discrete items.

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

Dana Incorporated

Schedule II

Valuation and Qualifying Accounts and Reserves

(In millions)

Amounts deducted from assets in the balance sheets —

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Accounts Receivable - Allowance for Doubtful Accounts
2020	$9	$—	$(1)	$(1)	$7
2019	$9	$2	$—	$(2)	$9
2018	$8	$3	$—	$(2)	$9

Inventory Reserves
2020	$64	$23	$(14)	$3	$76
2019	$51	$25	$(16)	$4	$64
2018	$53	$15	$(11)	$(6)	$51

Deferred Tax Assets - Valuation Allowance
2020	$190	$60	$—	$9	$259
2019	$281	$(102)	$—	$11	$190
2018	$301	$(31)	$—	$11	$281

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

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Dana has adopted Standards of Business Conduct that apply to all of its officers and employees worldwide. Dana also has adopted Standards of Business Conduct for the Board of Directors. Both documents are available on Dana’s Internet website at http://www.dana.com/investors.

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Board Leadership Structure," "Succession Planning,” “Information About the Nominees,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2021, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,”

“Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Pension Benefits,” “Nonqualified Deferred Compensation at Fiscal Year-End,” “Executive Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2021, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2021, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information at December 31, 2020 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3.8	$16.27	3.1
Equity compensation plans not approved by security holders
Total	3.8	$16.27	3.1

________________________________________

Notes:

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2020.

(2)

Calculated without taking into account the 3.2 shares of common stock subject to outstanding restricted stock and performance share units that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2021, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Registered Public Accounting Firm" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2021, which section is hereby incorporated herein by reference.

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

4.4

Indenture, dated as of May 27, 2016, among Dana Luxembourg Financing S.à r.l., Dana Holding Corporation and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 27, 2016, and incorporated herein by reference.

4.5

Indenture, dated as of April 4, 2017, among Dana Luxembourg Financing S.à r.l., Dana Incorporated and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 4, 2017, and incorporated herein by reference.

4.6

Fourth Supplemental Indenture, dated as of November 20, 2019, with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 20, 2019, and incorporated herein by reference.

4.7	Sixth Supplemental Indenture, dated as of June 19, 2020, with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated June 19, 2020, and incorporated herein by reference.
4.8	Description of Dana Incorporated Common Stock. Filed as Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.
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

10.18	Amendment No. 4 to Credit and Guaranty Agreement and Amendment No. 2 to Security Agreement, dated as of April 16, 2020, among Dana Incorporated, Dana International Luxembourg S.à.r.l., the guarantors party thereto, Citibank, N.A. as administrative agent, and the lenders party thereto. Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
21	List of Consolidated Subsidiaries of Dana Incorporated. Filed with this Report.
23	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.
101

The following materials from Dana Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	February 18, 2021	By:	/s/ James K. Kamsickas
James K. Kamsickas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 18th day of February 2021 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

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