Form 10-Q
period 2021-03-31
DANA INC
filed 2021-04-28
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2021

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

There were 145,143,361 shares of the registrant’s common stock outstanding at April 16, 2021.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$2,263	$1,926
Costs and expenses
Cost of sales	2,012	1,720
Selling, general and administrative expenses	119	106
Amortization of intangibles	4	3
Restructuring charges, net	1	3
Impairment of goodwill		(51)
Other income (expense), net	(19)	4
Earnings before interest and income taxes	108	47
Interest income	2	2
Interest expense	34	29
Earnings before income taxes	76	20
Income tax expense (benefit)	22	(16)
Equity in earnings of affiliates	14	2
Net income	68	38
Less: Noncontrolling interests net income	1	2
Less: Redeemable noncontrolling interests net loss	(4)	(22)
Net income attributable to the parent company	$71	$58

Net income per share available to common stockholders
Basic	$0.49	$0.40
Diluted	$0.48	$0.40

Weighted-average common shares outstanding
Basic	144.9	144.2
Diluted	146.4	144.8

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2021	2020
Net income	$68	$38
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(5)	(154)
Hedging gains and losses	(17)	29
Defined benefit plans	3	3
Other comprehensive loss	(19)	(122)
Total comprehensive income (loss)	49	(84)
Less: Comprehensive loss attributable to noncontrolling interests	1	17
Less: Comprehensive loss attributable to redeemable noncontrolling interests	3	14
Comprehensive income (loss) attributable to the parent company	$53	$(53)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$483	$559
Marketable securities	26	21
Accounts receivable
Trade, less allowance for doubtful accounts of $6 in 2021 and $7 in 2020	1,428	1,201
Other	237	231
Inventories	1,260	1,149
Other current assets	139	127
Total current assets	3,573	3,288
Goodwill	488	479
Intangibles	250	236
Deferred tax assets	613	611
Other noncurrent assets	153	169
Investments in affiliates	149	152
Operating lease assets	192	190
Property, plant and equipment, net	2,184	2,251
Total assets	$7,602	$7,376

Liabilities and equity
Current liabilities
Short-term debt	$26	$26
Current portion of long-term debt	8	8
Accounts payable	1,536	1,331
Accrued payroll and employee benefits	203	190
Taxes on income	44	35
Current portion of operating lease liabilities	42	43
Other accrued liabilities	311	308
Total current liabilities	2,170	1,941
Long-term debt, less debt issuance costs of $26 in 2021 and $27 in 2020	2,420	2,420
Noncurrent operating lease liabilities	157	154
Pension and postretirement obligations	463	479
Other noncurrent liabilities	340	368
Total liabilities	5,550	5,362
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	182	180
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 145,142,687 and 144,515,658 shares outstanding	2	2
Additional paid-in capital	2,415	2,408
Retained earnings	583	530
Treasury stock, at cost (10,657,998 and 10,442,582 shares)	(161)	(156)
Accumulated other comprehensive loss	(1,044)	(1,026)
Total parent company stockholders' equity	1,795	1,758
Noncontrolling interests	75	76
Total equity	1,870	1,834
Total liabilities and equity	$7,602	$7,376

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net income	$68	$38
Depreciation	88	85
Amortization	7	4
Amortization of deferred financing charges	2	2
Earnings of affiliates, net of dividends received	(14)	(2)
Stock compensation expense	5	4
Deferred income taxes	(6)	(35)
Pension expense, net		1
Impairment of goodwill		51
Change in working capital	(133)	(183)
Other, net	10	(16)
Net cash provided by (used in) operating activities	27	(51)
Investing activities
Purchases of property, plant and equipment	(53)	(63)
Acquisition of businesses, net of cash acquired	(17)	(8)
Purchases of marketable securities	(11)	(12)
Proceeds from sales and maturities of marketable securities	6	6
Settlements of undesignated derivatives		(3)
Other, net	2	(5)
Net cash used in investing activities	(73)	(85)
Financing activities
Net change in short-term debt	(1)	298
Proceeds from long-term debt	2	4
Repayment of long-term debt	(1)	(1)
Deferred financing payments	(2)
Dividends paid to common stockholders	(14)	(15)
Distributions to noncontrolling interests		(1)
Contributions from noncontrolling interests	1	2
Other, net	(1)	(4)
Net cash provided by (used in) financing activities	(16)	283
Net increase (decrease) in cash, cash equivalents and restricted cash	(62)	147
Cash, cash equivalents and restricted cash – beginning of period	567	518
Effect of exchange rate changes on cash balances	(12)	(29)
Cash, cash equivalents and restricted cash – end of period (Note 5)	$493	$636

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$56	$73

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions

3.	Goodwill and Other Intangible Assets

4.	Restructuring of Operations

5.	Supplemental Balance Sheet and Cash Flow Information

6.	Stockholders' Equity

7.	Redeemable Noncontrolling Interests

8.	Earnings per Share

9.	Stock Compensation

10.	Pension and Postretirement Benefit Plans

11.	Marketable Securities

12.	Financing Agreements

13.	Fair Value Measurements and Derivatives

14.	Commitments and Contingencies

15.	Warranty Obligations

16.	Income Taxes

17.	Other Income (Expense), Net

18.	Revenue from Contracts with Customers

19.	Segments

20.	Equity Affiliates

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K).

During the second quarter of 2020, we identified an error in the loss attributable to redeemable noncontrolling interests due to incorrectly excluding the share of the goodwill impairment charge related to the redeemable noncontrolling interests. Of the $48 impairment charge recorded for the Commercial Vehicle reporting unit during the quarter ended March 31, 2020, $20 should have been attributable to the redeemable noncontrolling interests.

We concluded that the error was not material to the financial statements for the quarter ended March 31, 2020 and therefore, amendment of the previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 was not required. In accordance with ASC Topic 250, "Accounting Changes and Error Corrections," we corrected the error of the prior period by revising the then year-to-date consolidated financial statements. The first quarter of 2020 presented herein has been revised in this filing. The following historical consolidated financial information includes both the consolidated financial information “as previously reported” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as the consolidated financial information “as revised” to reflect the correction of the error.

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

Recently adopted accounting pronouncements

On January 1, 2021, we adopted Accounting Standards Update (ASU) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. This guidance is intended to simplify various aspects of income tax accounting including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Adoption of this guidance requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently issued accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform. The guidance is intended to provide temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments in these ASUs are elective and are effective upon issuance for all entities through December 31, 2022. We are currently assessing the impact of the guidance on our consolidated financial statements.

Note 2. Acquisitions

Pi Innovo Holding Limited — On March 1, 2021, we acquired the remaining 51% ownership interest in Pi Innovo Holding Limited (Pi Innovo). Pi Innovo designs, develops and manufactures electronic control units spanning a range of applications and industries. The acquisition of the remaining ownership interest provides us with a 100% ownership interest in Pi Innovo. The total purchase consideration of $35 is comprised of $18 of cash paid at closing and the $17 fair value of our previously held equity method investment in Pi Innovo. The results of operations of the business are reported within our Commercial Vehicle operating segment. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented.

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

Hydro-Québec Relationship — On April 14, 2020, Hydro-Québec acquired an indirect 45% redeemable noncontrolling interest in Ashwoods. We received $9 in cash at closing, inclusive of $2 in proceeds on a loan from Hydro-Québec. Dana will continue to consolidate Ashwoods as the governing documents continue to provide Dana with a controlling financial interest in this subsidiary.

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is tested for impairment annually as of October 31 for all of our reporting units, and more frequent if events or circumstances warrant such a review. No impairment charge was recorded in connection with our annual goodwill impairment test performed as of October 31, 2020 and we did not identify any events or circumstances during the first quarter 2021 that required an interim impairment test. We expect that the fair value of our reporting units will continue to exceed their carrying values in future periods.

As a result of the effect of the global COVID-19 pandemic on our expected future operating cash flows, a decrease in our share price which reduced our market capitalization below the book value of net assets and lower cushion in our expected reporting unit fair values as a result of the recent acquisitions, we determined certain impairment triggers had occurred in the first quarter of 2020. Accordingly, we performed interim impairment analyses at each of our reporting units as of March 31, 2020. Based on the results of our interim impairment tests, we concluded that carrying value exceeded fair value in our Commercial Vehicle and Light Vehicle reporting units and we recorded a goodwill impairment charge of $51 in the first quarter of 2020. See Note 3 to our consolidated financial statements in Item 8 of our 2020 Form 10-K for additional information on these impairment losses.

The change in the carrying amount of goodwill in 2021 is primarily due to the acquisition of Pi Innovo, measurement period adjustments for the 2020 Ashwoods acquisition and currency fluctuation. See Note 2 for additional information on recent acquisitions.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2020	$—	$177	$302	$—	$479
Acquisitions		24	(11)		13
Currency impact		3	(7)		(4)
Balance, March 31, 2021	$—	$204	$284	$—	$488

Components of other intangible assets —

		March 31, 2021			December 31, 2020
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$162	$(103)	$59	$146	$(103)	$43
Trademarks and trade names	13	31	(10)	21	31	(9)	22
Customer relationships	8	523	(428)	95	525	(431)	94
Non-amortizable intangible assets
Trademarks and trade names		75		75	77		77
		$791	$(541)	$250	$779	$(543)	$236

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  March 31, 2021 were as follows: Light Vehicle — $21, Commercial Vehicle — $79, Off-Highway — $144 and Power Technologies — $6.

Amortization expense related to amortizable intangible assets —

	Three Months Ended
	March 31,
	2021	2020
Charged to cost of sales	$3	$1
Charged to amortization of intangibles	4	3
Total amortization	$7	$4

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2021 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2021	2022	2023	2024	2025
Amortization expense	$16	$22	$22	$21	$21

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

Net restructuring charges of $1 and $3 in the first quarters of 2021 and 2020 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, December 31, 2020	$30	$—	$30
Charges to restructuring		1	1
Cash payments	(4)	(1)	(5)
Currency impact	(1)		(1)
Balance, March 31, 2021	$25	$—	$25

At March 31, 2021, the accrued employee termination benefits include costs to reduce approximately 500 employees to be completed over the next year.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at March 31, 2021.

	Expense Recognized
	Prior to 2021	2021	Total to Date	Future Cost to Complete
Commercial Vehicle	$41	$—	$41	$2

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	March 31, 2021	December 31, 2020
Raw materials	$532	$473
Work in process and finished goods	805	752
Inventory reserves	(77)	(76)
Total	$1,260	$1,149

Cash, cash equivalents and restricted cash at —

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$483	$559	$628	$508
Restricted cash included in other current assets	7	5	5	6
Restricted cash included in other noncurrent assets	3	3	3	4
Total cash, cash equivalents and restricted cash	$493	$567	$636	$518

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first quarter of 2021. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $150 remained available for future share repurchases as of March 31, 2021.

Changes in equity —

	Three Months Ended March 31,
2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2020	$2	$2,408	$530	$(156)	$(1,026)	$76	$1,834
Net income			71			1	72
Other comprehensive income					(18)	(2)	(20)
Common stock dividends			(14)				(14)
Redeemable noncontrolling interests adjustment to redemption value			(4)				(4)
Stock compensation		7					7
Stock withheld for employee taxes				(5)			(5)
Balance, March 31, 2021	$2	$2,415	$583	$(161)	$(1,044)	$75	$1,870

2020
Balance, December 31, 2019	$2	$2,386	$622	$(150)	$(987)	$95	$1,968
Adoption of ASU 2016-13 credit losses, January 1, 2020			(1)				(1)
Net income			58			2	60
Other comprehensive loss					(111)	(19)	(130)
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Stock compensation		5					5
Stock withheld for employee taxes				(6)			(6)
Balance, March 31, 2020	$2	$2,391	$664	$(156)	$(1,098)	$77	$1,880

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(802)	$9	$(233)	$(1,026)
Other comprehensive income (loss):
Currency translation adjustments	(4)			(4)
Holding gains and losses		32		32
Reclassification of amount to net income (a)		(50)		(50)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			4	4
Tax (expense) benefit		1	(1)	—
Other comprehensive income (loss)	(4)	(17)	3	(18)
Balance, March 31, 2021	$(806)	$(8)	$(230)	$(1,044)

Balance, December 31, 2019	$(714)	$(30)	$(243)	$(987)
Other comprehensive income (loss):
Currency translation adjustments	(143)			(143)
Holding gains and losses		39		39
Reclassification of amount to net income (a)		(11)		(11)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			5	5
Tax (expense) benefit		1	(2)	(1)
Other comprehensive income (loss)	(143)	29	3	(111)
Balance, March 31, 2020	$(857)	$(1)	$(240)	$(1,098)

(a) Realized gains and losses from currency-related forward contracts associated with forecasted transactions or from other derivative instruments treated as cash flow hedges are reclassified from AOCI into the same line item in the consolidated statement of operations in which the underlying forecasted transaction or other hedged item is recorded. See Note 13 for additional details.

(b) See Note 10 for additional details.

Note 7. Redeemable Noncontrolling Interests

Hydro-Québec holds direct 45% redeemable noncontrolling interest in Dana TM4 Inc. and Dana TM4 USA, LLC and indirect 45% ownership interests in Dana (Beijing) Electric Motor Co., Ltd., Dana TM4 Italia S.r.l., Ashwoods Innovations Ltd. and Dana TM4 Private Limited (together Dana TM4). Hydro-Québec may put all, and not less than all, of its ownership interests in Dana TM4 to Dana at fair value any time after June 22, 2021. See Note 2 for additional information.

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended
	March 31,
	2021	2020
Balance, beginning of period	$180	$167
Capital contribution from redeemable noncontrolling interest	1	2
Adjustment to redemption value	4
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(4)	(22)
Other comprehensive income attributable to redeemable noncontrolling interests	1	8
Balance, end of period	$182	$155

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended
	March 31,
	2021	2020
Net income available to common stockholders - Numerator basic and diluted	$71	$58

Denominator:
Weighted-average common shares outstanding - Basic	144.9	144.2
Employee compensation-related shares, including stock options	1.5	0.6
Weighted-average common shares outstanding - Diluted	146.4	144.8

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.9 million and 0.6 million CSEs from the calculation of diluted earnings per share for the first quarters of 2021 and 2020 as the effect of including them would have been anti-dilutive.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2021.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	0.8	$23.43
PSUs	0.2	$26.81

* Weighted-average per share

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. For the portion of the award based on financial metrics, we estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the awards are not dividend protected. For the portion of the award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 0.18% was based on U.S. Treasury constant maturity rates at the grant date. The  dividend yield of 2.27% was calculated using a blended approach of a historical average yield calculated by dividing the expected annual dividend by the average stock price over the prior year and the current yield calculated by dividing the expected annual dividend by the grant date stock price. The estimated volatility of 62.8% was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date.

We received $4 of cash from the exercise of stock options related to 0.2 million shares. We paid $2 of cash to settle RSUs. We issued 0.5 million and 0.1 million shares of common stock based on the vesting of RSUs and PSUs during 2021. We recognized stock compensation expense of $5 and $4 during the first quarters of 2021 and 2020. At March 31, 2021, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $36. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension				OPEB
	2021		2020		2021	2020
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$3	$1	$5	$1	$1	$1
Expected return on plan assets	(7)		(9)	(1)
Service cost		2		2
Amortization of net actuarial loss	2	2	3	2
Net periodic benefit cost (credit)	$(2)	$5	$(1)	$4	$1	$1

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 11.  Marketable Securities

	March 31, 2021			December 31, 2020
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Certificates of deposit - Current marketable securities	$26	$—	$26	$21	$—	$21
Corporate securities - Noncurrent marketable securities	$16	$16	$32	$16	$33	$49

Certificates of deposit maturing in one year or less total $26 at  March 31, 2021.

We held $16 of convertible notes receivable from our investment in Hyliion Inc. On  October 1, 2020, Hyliion completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp., with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion is included in noncurrent marketable securities and carried at fair value with changes in fair value included in other income (expense), net. The strategic partnership with Hyliion establishes Dana as the preferred supplier for e-propulsion systems to Hyliion as long as Dana maintains a minimum equity investment in Hyliion.

Note 12. Financing Agreements

Long-term debt at —

	Interest Rate		March 31, 2021	December 31, 2020
Senior Notes due December 15, 2024	5.500%		$425	$425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	375	375
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Term B Facility			349	349
Other indebtedness			105	106
Debt issuance costs			(26)	(27)
			2,428	2,428
Less: Current portion of long-term debt			8	8
Long-term debt, less debt issuance costs			$2,420	$2,420

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

Interest on the senior notes is payable semi-annually and interest on the Term Facility B is payable quarterly. Other indebtedness includes the note payable to the former owners of S.M.E. S.p.A., borrowings from various financial institutions, finance lease obligations and the unamortized fair value adjustment related to a terminated interest rate swap. See Note 13 for additional information on the terminated interest rate swap.

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

Credit agreement — On December 31, 2020, we fully paid down the Term A Facility. We wrote off $3 of previously deferred financing costs associated with the Term A Facility. On March 25, 2021, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending the maturity to March 25, 2026. We recorded deferred fees of $2 related to the amendment. The deferred fees are being amortized over the life of the applicable facilities. Deferred financing costs on our Revolving Facility are included in other noncurrent assets. The Term B Facility will mature on February 28, 2026. We may prepay some or all of the amounts under the Term B Facility without penalty.

The Term Facility B and the Revolving Facility are guaranteed by all of our wholly-owned domestic subsidiaries subject to certain exceptions (the guarantors) and are secured by a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

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

The Term B Facility bears interest based on, at our option, the Base Rate plus 1.25% or the Eurodollar rate plus 2.25%. We have elected to pay interest on our advances under Term Facility B at the Eurodollar Rate. The interest rate on the Term B Facility was 2.359%, inclusive of the applicable margins, as of March 31, 2021.

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

At  March 31, 2021, we had no outstanding borrowings under the Revolving Facility and had utilized $21 for letters of credit. We had availability at March 31, 2021 under the Revolving Facility of $1,129 after deducting the letters of credit.

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

Debt covenants — At March 31, 2021, we were in compliance with the covenants of our financing agreements. Under the Term B Facility, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 13. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	March 31, 2021	December 31, 2020
Certificates of deposit	Marketable securities	2	$26	$21
Available-for-sale securities	Other noncurrent assets	1	32	49
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	11	15
Cash flow hedges	Other accrued liabilities	2	2	1
Undesignated	Accounts receivable - Other	2	2	2
Undesignated	Other accrued liabilities	2	2	1
Interest rate collars	Other accrued liabilities	2	6	7
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	95	128

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		March 31, 2021		December 31, 2020
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long term debt	2	$2,369	$2,450	$2,376	$2,475

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps and interest rate collars designed to mitigate our interest rate risk. As of March 31, 2021, no fixed-to-floating interest rate swaps remain outstanding. However, a $3 fair value adjustment to the carrying amount of our December 2024 Notes, associated with a fixed-to-floating interest rate swap that had been executed but was subsequently terminated during 2015, remains deferred at March 31, 2021. This amount is being amortized as a reduction of interest expense through the period ending December 2024, the scheduled maturity date of the December 2024 Notes. The amount amortized as a reduction of interest expense was not material during the three months ended  March 31, 2021. We have outstanding interest rate collars with a notional value of $425 that will mature in December 2021. For interest rate collars, no payments or receipts are exchanged unless interest rates rise or fall in excess of a predetermined ceiling or floor rate.

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

The following fixed-to-fixed cross-currency swaps were outstanding at March 31, 2021:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Designated Notional Amount	Traded Amount	Inflow Rate	Outflow Rate
April 2025 Notes	Payable	$400	5.75%	$400	€371	5.75%	3.85%
June 2026 Notes	Payable	$375	6.50%	$375	€338	6.50%	5.14%
Luxembourg Intercompany Notes	Receivable	€278	3.70%	€278	$300	5.38%	3.70%

All of the swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the underlying designated financial instruments. Based on our qualitative assessment that the critical terms of all of the underlying designated financial instruments and all of the associated swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As effective cash flow hedges, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying designated financial instruments. See Note 12 for additional information about the April 2025 Notes and the June 2026 Notes. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $422 at March 31, 2021 and $386 at December 31, 2020. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,101 at March 31, 2021 and $1,118 at December 31, 2020.

The following currency derivatives were outstanding at March 31, 2021:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Canadian dollar	$75	$35	$110	Dec-2021
Euro	U.S. dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Mexican peso, Australian dollar, Chinese renminbi, Brazilian real	55	29	84	Jan-2024
British pound	U.S. dollar, euro	2	1	3	Apr-2021
South African rand	U.S. dollar, euro, Thai baht		12	12	Apr-2021
Thai baht	U.S. dollar, euro	8	20	28	Dec-2021
Canadian dollar	U.S. dollar	6		6	Oct-2021
Brazilian real	U.S. dollar, euro	43	8	51	Mar-2022
Indian rupee	U.S. dollar, euro, British pound		118	118	Apr-2022
Chinese renminbi	Canadian dollar, euro		6	6	Apr-2021
Australian dollar	U.S. dollar, euro		4	4	Apr-2021
Total forward contracts		189	233	422

U.S. dollar	euro	326		326	Nov-2027
Euro	U.S. dollar	775		775	Jun-2026
Total currency swaps		1,101	—	1,101
Total currency derivatives		$1,290	$233	$1,523

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	March 31, 2021	December 31, 2020	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$5	$9	$5
Collar	(5)	(6)	(5)
Cross-Currency Swaps	(12)	3
Total	$(12)	$6	$—

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended March 31, 2021
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$2,263	$2,012	$(19)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(1)	(1)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(48)

	Three Months Ended March 31, 2020
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$1,926	$1,720	$4
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		7
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(18)

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

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$—	$5	Cost of sales
Foreign currency forward contracts	$(2)	$(9)	Other income (expense), net

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

Note 14. Commitments and Contingencies

Product liabilities — Accrued product liability costs were $1 at March 31, 2021 and $1 at December 31, 2020. We had also recognized amounts recoverable from third parties of $11 at March 31, 2021 and $11 at December 31, 2020. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $9 at March 31, 2021 and $10 at December 31, 2020. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended
	March 31,
	2021	2020
Balance, beginning of period	$98	$101
Amounts accrued for current period sales	10	8
Adjustments of prior estimates	(1)	1
Settlements of warranty claims	(7)	(11)
Currency impact	(1)	(2)
Balance, end of period	$99	$97

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

We reported an income tax expense of $22 and an income tax benefit of $16 for the first three months ended March 31, 2021 and 2020, respectively. Our effective tax rates were 29% and (80)% for the first three months of 2021 and 2020. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefits of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. Excluding these items, the effective tax rate would be 23% for the 2020 three-month period. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Dividends of earnings from non-U.S. operations are generally no longer subjected to U.S. income tax. We continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amounts and sources of these earnings.

Note 17. Other Income (Expense), Net

	Three Months Ended
	March 31,
	2021	2020
Non-service cost components of pension and OPEB costs	$(2)	$(2)
Government grants and incentives	3	4
Foreign exchange gain	1	5
Strategic transaction expenses	(3)	(6)
Loss on investment in Hyliion	(17)
Loss on disposal group held for sale	(7)
Other, net	6	3
Other income (expense), net	$(19)	$4

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2021 were primarily attributable to our pending acquisition of a portion of the thermal-management business of Modine Manufacturing Company and certain other strategic initiatives. Strategic transaction expenses in 2020 were primarily attributable to the acquisitions of the Oerlikon Drive Systems segment of the Oerlikon Group (ODS) and Nordresa Motors, Inc. and certain other strategic initiatives.

We held convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion is included in noncurrent marketable securities and carried at fair value with changes in fair value included in net income. The strategic partnership with Hyliion establishes Dana as the preferred supplier for e-propulsion systems to Hyliion as long as Dana maintains a minimum equity investment in Hyliion.

In conjunction with our acquisition of ODS, we acquired a controlling financial interest in a joint venture in China. We are required to divest of our interest in this joint venture as it violates competitive restrictions of another of our China joint venture shareholder agreements. During the first quarter of 2021, we recorded an impairment charge of $7, as we determined the carrying value of the disposal group exceeded its fair value less costs to sell. The disposal group has net assets of $2 as of March 31, 2021. Individual asset and liability balances are not material and therefore the amounts have not been segregated as held for sale on our consolidated balance sheet. We completed the disposal of this business in April 2021.

Note 18. Revenue from Contracts with Customers

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract,  and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to  revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $9 and $8 recorded in other current assets and $45 and $45 recorded in other noncurrent assets at March 31, 2021 and December 31, 2020.

Certain of our customer contracts include rebate incentives. We estimate expected rebates and accrue the corresponding refund liability, as a reduction of revenue, at the time covered product is sold to the customer based on anticipated customer purchases during the rebate period and contractual rebate percentages. Refund liabilities are included in other accrued liabilities on our consolidated balance sheet. We provide standard fitness for use warranties on the products we sell, accruing for estimated costs related to product warranty obligations at time of sale. See Note 15 for additional information.

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $29 and $27 at March 31, 2021 and December 31, 2020. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

Three Months Ended March 31, 2021	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$706	$185	$66	$138	$1,095
Europe	123	63	417	129	732
South America	36	70	9	5	120
Asia Pacific	126	34	140	16	316
Total	$991	$352	$632	$288	$2,263

Three Months Ended March 31, 2020
North America	$586	$199	$74	$123	$982
Europe	102	49	349	114	614
South America	30	63	7	5	105
Asia Pacific	90	22	102	11	225
Total	$808	$333	$532	$253	$1,926

Note 19. Segments

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

Segment information —

	2021			2020
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$991	$40	$100	$808	$30	$83
Commercial Vehicle	352	25	14	333	20	21
Off-Highway	632	13	80	532	9	72
Power Technologies	288	6	41	253	6	30
Eliminations and other		(84)			(65)
Total	$2,263	$—	$235	$1,926	$—	$206

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended
	March 31,
	2021	2020
Segment EBITDA	$235	$206
Corporate expense and other items, net	(1)	(1)
Depreciation	(88)	(85)
Amortization	(7)	(4)
Non-service cost components of pension and OPEB costs	(2)	(2)
Restructuring charges, net	(1)	(3)
Stock compensation expense	(5)	(4)
Strategic transaction expenses	(3)	(6)
Loss on investment in Hyliion	(17)
Impairment of goodwill		(51)
Loss on disposal group held for sale	(7)
Other items	4	(3)
Earnings before interest and income taxes	108	47
Interest income	2	2
Interest expense	34	29
Earnings before income taxes	76	20
Income tax expense (benefit)	22	(16)
Equity in earnings of affiliates	14	2
Net income	$68	$38

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts) and electronic control units.

Equity method investments exceeding $5 at March 31, 2021 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$111
ROC-Spicer, Ltd.	50%	22
Axles India Limited	48%	9
All others as a group		5
Investments in equity affiliates		147
Investments in affiliates carried at cost		2
Investments in affiliates		$149

On March 1, 2021, we acquired the remaining 51% ownership interest in Pi Innovo Holdings Limited (Pi Innovo). The additional interest, along with our existing ownership interest, provided us with a 100% ownership interest in Pi Innovo. As such, we ceased accounting for our investment in Pi Innovo under the equity method. See Note 2 for additional information.

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At March 31, 2021, we employed approximately 39,100 people, operated in 33 countries and had 141 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021		2020
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$991	43.8%	$808	42.0%
Commercial Vehicle	352	15.6%	333	17.3%
Off-Highway	632	27.9%	532	27.6%
Power Technologies	288	12.7%	253	13.1%
Total	$2,263		$1,926

See Note 19 to our consolidated financial statements in Item 1 of Part I for further financial information about our operating segments.

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Our Board of Directors authorized a $200 share repurchase program effective in 2018 which expires at the end of 2023. Through March 31, 2021, we have used cash of $50 to repurchase common shares under the program. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the global COVID-19 pandemic, we temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our existing common stock share repurchase program. With the impacts of the global COVID-19 pandemic largely behind us we resumed the declaration and payment of quarterly common stock dividends during the first quarter of 2021.

Financing actions — Over the past few years we have taken advantage of the lower interest rate environment to complete refinancing transactions that resulted in lower effective interest rates while extending maturities. During 2019 we expanded our credit and guaranty agreement, entering into $675 of additional floating rate term loans to fund the ODS acquisition and increased our revolving credit facility to $1,000 and extended its maturity to August 2024. We completed a $300 2027 note offering and used the proceeds to repay $300 of higher cost 2023 notes. During 2019, we terminated one of our U.S. defined benefit pension plans, settling approximately $165 of previously unfunded pension obligations and eliminating future funding risk associated with interest rate and other market developments. In response to the global COVID-19 pandemic, during June 2020, we completed a $400 2028 note offering and a $100 add on to our 2027 notes. With the impact of the global COVID-19 pandemic on our operations dissipating, we paid down $474 of our floating rate term loans (the "Term A Facility") in the third and fourth quarters of 2020. During the first quarter of 2021, we increased our revolving credit facility to $1,150 and extended its maturity to March 2026. See Note 12 to our consolidated financial statements in Item 1 of Part I for additional information.

Other Initiatives

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses – targeting increased future aftermarket sales. Powered by recognized brands such as Dana®, Spicer®, Spicer Electrified™, Victor Reinz®, Glaser®, GWB®, Thompson®, Tru-Cool®, SVL®, and Transejes™, Dana delivers a broad range of aftermarket solutions – including genuine, all makes, and value lines – servicing passenger, commercial, and off-highway vehicles across the globe.

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

Acquisitions

Pi Innovo Holding Limited — On March 1, 2021, we acquired the remaining 51% ownership interest in Pi Innovo Holding Limited (Pi Innovo). Pi Innovo designs, develops and manufactures electronic control units spanning a range of applications and industries. The acquisition of the remaining ownership interest provides us with a 100% ownership interest in Pi Innovo. The total purchase consideration of $35 is comprised of $18 of cash paid at closing and the $17 fair value of our previously held equity method investment in Pi Innovo. The results of operations of the business are reported within our Commercial Vehicle operating segment. Pi Innovo had an insignificant impact on our consolidated results of operations during the first quarter of 2021.

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

Hydro-Québec Relationship

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

Trends in Our Markets

We serve our customers in three core global end markets: light vehicle, primarily full frame trucks and SUVs; commercial vehicle, including medium- and heavy-duty trucks and busses; and off-highway, including construction, mining, and agriculture equipment.

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

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. Global light-truck  volumes have seen steady growth over the last three years, with the largest gains being in North America. The impact of COVID-19 saw the global market contract by 13% from 2019 levels. Our current outlook for the full year of 2021 reflects full-frame light-truck production to be up by a similar percentage, with all regions exhibiting a strong rebound and returning to 2019 levels as production constraints have eased, inventory returns to more normal levels, and constrained customer demand is fulfilled.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. The Class-8 truck market in North America experienced steady growth from 2017 through 2019, peaking at 345,000 trucks produced in 2019. Production of Class-8 trucks in 2020 was 38% below the record production in 2019 due to normal cycle dynamics and the impact of COVID-19. Our current outlook for 2021 is for stronger demand with production up 42% over the prior  year driven by improving economic outlook and cyclical growth.

Medium-duty truck production in North America had grown steadily over the last several years before experiencing a 20% year- over-year decline from 2019 to 2020, primarily due to COVID-19. Our current outlook for 2021 is for a 11% increase in production over the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America had been slowly improving prior to the COVID-19 pandemic as economic conditions had started to stabilize. Pandemic and economic conditions drove a 22% decline in production in 2020. Our current 2021 outlook for South America is for a 37% increase in production as the region recovers from the impact of the pandemic and the age of existing vehicles drives a replacement cycle for new trucks. In contrast to the rest of the world, Asia Pacific, driven by China, did not experience lower truck production in 2020, but is expected to slow output by 9% in 2021 as production matches lower demand, primarily driven by India where the recovery from the pandemic has been slower than in China.

Off-highway markets — Our off-highway business has a large presence outside of North America, with 64% of its 2020 sales coming from products manufactured in Europe; however, a large portion of these products are utilized in vehicle production outside the region. The construction equipment segment of the off-highway  market is closely related to global economic growth and infrastructure investment. This segment has experienced a 5% market contraction, which began in late 2018 and further accelerated due to COVID-19, with 2020 production ending down an additional 10%. Our current 2021 outlook has production demand in the global construction market rebounding by 11% over the prior year. End-user investment in the mining equipment segment is driven by prices for commodity products produced by underground mining. The global mining equipment market has been mostly stable over the past several years as industry participants have maintained vehicle  inventory levels to match commodity output, and this trend is expected to continue in 2021. The agriculture equipment market is the third of our key off-highway segments. Like the underground mining segment, investment in agriculture equipment is primarily driven by prices for farm commodities. From 2018 to 2019, global  demand for agriculture equipment fell by 3% due to a slump in commodity prices. As prices have remained low, production in 2020 fell an additional 7%. Our current outlook for 2021 is for end-market demand to improve by 7% compared to the prior year, as farm subsidies in response to the global pandemic have bolstered the  commodity market and is expected to drive the replacement of aging equipment.

Foreign currency — With 54% of our first quarter 2021 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and India accounted for 51% and 10% of our first quarter 2021 non-U.S. sales, respectively, while China and Brazil accounted for 9% and 7%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in the first quarter of 2021, increasing sales by $48. A stronger euro and Chinese renminbi were partially offset by a weaker Brazilian real.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first quarter of 2021 of approximately $25 are 1% of our consolidated  sales and our net asset exposure related to Argentina was approximately $23, including $5 of net fixed assets, at March 31, 2021. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using  current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of  commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published  commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments  typically lag commodity price changes. Lower commodity prices increased year-over-year earnings in 2020 by approximately $37, as compared to year-over-year earnings reductions of $30 from higher commodity prices in 2019. Material recovery and other pricing actions decreased year-over-year earnings by $80 and $10 in  2020 and 2019, respectively. Higher commodity prices decreased earnings in the first quarter of 2021 by $35, as compared to an earnings increase of $18 from lower commodity prices in the first quarter of 2020. Material cost recovery and other pricing actions increased earnings in the first quarter of 2021 by $4, whereas pricing and recovery actions decreased earnings by $27 in the first quarter of 2020.

Sales, Earnings and Cash Flow Outlook

	2021 Outlook	2020	2019
Sales	$8,500 - $9,000	$7,106	$8,620
Adjusted EBITDA	$920 - $1,000	$593	$1,019
Net cash provided by operating activities (of sales)	~11%	$386	$637
Discretionary pension contributions	$ —	$—	$61
Purchases of property, plant and equipment (of sales)	~4.5%	$326	$426
Adjusted Free Cash Flow (of sales)	3.0% - 3.5%	$60	$272

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

We have increased our 2021 sales outlook to $8,500 to $9,000, approximately $450 higher than our February 2021 outlook. The increase is primarily attributable to stronger end-market demand, an increased currency tail wind and additional material cost recovery. At our current sales outlook for 2021, we now anticipate our full year 2021 adjusted EBITDA to be $920 to $1,000, approximately $50 higher than our February 2021 outlook. Adjusted EBITDA Margin is still expected to be 11.0%, a 270 basis-point improvement over 2020, reflecting higher margin net new business and the benefit of operational inefficiencies associated with the global COVID-19 pandemic not repeating in 2021, being partially offset by  increased investment to support our electrification strategy. In addition, we anticipate higher commodity costs to be largely offset by material recovery and other pricing actions. We now expect to generate adjusted free cash flow of approximately $280, or approximately 3.2% of our sales for 2021. The benefit of higher year-over-year adjusted EBITDA will be partially offset by an elevated level of capital spending supporting new customer programs, as spending on certain projects was deferred during 2020 in response the global COVID-19 pandemic.

Among our operational and strategic initiatives are increased focus on and investment in product technology – delivering products  and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business received that will be launching in the future and adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At March 31, 2021, our sales backlog of net new business for the 2021 through 2022  period was $700. We expect to realize $500 of our sales backlog in 2021, with incremental sales backlog of $200 being realized in 2022. Our  sales backlog is evenly balanced between electric-vehicle and traditional ICE-vehicle content.

Summary Consolidated Results of Operations (First Quarter, 2021 versus 2020)

	Three Months Ended March 31,
	2021		2020
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,263		$1,926		$337
Cost of sales	2,012	88.9%	1,720	89.3%	292
Gross margin	251	11.1%	206	10.7%	45
Selling, general and administrative expenses	119	5.3%	106	5.5%	13
Amortization of intangibles	4		3		1
Restructuring charges, net	1		3		(2)
Impairment of goodwill			(51)		51
Other income (expense), net	(19)		4		(23)
Earnings before interest and income taxes	108		47		61
Interest income	2		2		—
Interest expense	34		29		5
Earnings before income taxes	76		20		56
Income tax expense (benefit)	22		(16)		38
Equity in earnings of affiliates	14		2		12
Net income	68		38		30
Less: Noncontrolling interests net income	1		2		(1)
Less: Redeemable noncontrolling interests net loss	(4)		(22)		18
Net income attributable to the parent company	$71		$58		$13

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	March 31,			Amount of Change Due To
	2021	2020	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,095	$982	$113	$1	$1	$111
Europe	732	614	118	54	2	62
South America	120	105	15	(18)		33
Asia Pacific	316	225	91	11		80
Total	$2,263	$1,926	$337	$48	$3	$286

Sales in 2021 were $337 higher than in 2020. Stronger international currencies increased sales by $48, principally due to a stronger euro and Chinese renminbi, partially offset by a weaker Brazilian real. The organic sales increase of $286, or 15%, resulted from improved overall market demand and the conversion of sales backlog. Pricing actions, including material commodity price and inflationary costs adjustments, increased sales by $4.

The North America organic sales increase of 11% was driven principally by stronger light and heavy duty truck production volumes and the conversion of sales backlog. First quarter 2021 full frame light truck production was up 8% and Class 8 truck production was up 10%, while Classes 5-7 were down 2% compared with the first quarter of 2020. Excluding currency and acquisition effects, sales in Europe were up 10% compared with 2020. With our significant Off-Highway presence in the region, stronger construction/mining and agricultural markets were a major factor. Organic sales in this operating segment were up 12% compared with the first quarter of 2020. Excluding currency effects, first quarter sales in South America increased 31% compared to 2020 due primarily to improved light and medium/heavy duty truck production. First-quarter 2021 light truck production was up 25% and medium/heavy truck production was up 35%. Excluding currency effects, sales in Asia Pacific increased 36% compared to 2020 due to improved light and medium/heavy duty truck production and a stronger construction/mining market. First-quarter 2021 light truck production was up 27% and medium/heavy truck production was up 46%. The global semiconductor chip shortage had a negligible impact on our first quarter 2021 sales.

Cost of sales and gross margin — Cost of sales for the first quarter of 2021 increased $292, or 17% when compared to 2020. Cost of sales as a percent of sales was 40 basis points lower than in the previous year. Incremental margins provided by increased sales volumes were partially offset by higher year-over-year commodity costs of $35, higher standard and premium freight costs of $23 and incremental investment in electrification initiatives. Commodity cost increases are being driven by higher prices for certain grades of steel and aluminum. Year-over-year freight cost increases are primarily due to higher freight rates, driven by container shortages and port congestions due to pandemic-related operational disruptions, and the incurrence of premium freight to support customer demand levels. Continued material cost savings provided a partial offset, reducing costs of sales by approximately $27.

Gross margin of $251 for 2021 increased $45 from 2020. Gross margin as a percent of sales was 11.1% in 2021, 40 basis points higher than in 2020. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Gross margin during the first quarter of 2021 was negatively impacted by material cost recovery mechanisms with our customers lagging material cost increases charged by our suppliers by approximately 90 days.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2021 were $119 (5.3% of sales) as compared to $106 (5.5% of sales) in 2020. The year-over-year increase of $13 was primarily due to higher year-over-year incentive compensation, benefits and salaried employee wages, partially offset by lower travel costs and marketing expenses.

Amortization of intangibles — Amortization expense was $4 in 2021 and $3 in 2020. The increase in amortization expense is primarily due to higher levels of intangible assets as the result of acquisition activity.

Restructuring charges, net — Net restructuring charges of $1 and $3 in the first quarters of 2021 and 2020 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Impairment of goodwill — During the first quarter of 2020, we recorded a $51 goodwill impairment charge. See Note 3 of our consolidated financial statement in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	March 31,
	2021	2020
Non-service cost components of pension and OPEB costs	$(2)	$(2)
Government grants and incentives	3	4
Foreign exchange gain	1	5
Strategic transaction expenses	(3)	(6)
Loss on investment in Hyliion	(17)
Loss on disposal group held for sale	(7)
Other, net	6	3
Other income (expense), net	$(19)	$4

Strategic transaction expenses in 2021 were primarily attributable to our pending acquisition of a portion of the thermal-management business of Modine Manufacturing Company and certain other strategic initiatives. Strategic transaction expenses in 2020 were primarily attributable to the acquisitions of the Oerlikon Drive Systems segment of the Oerlikon Group (ODS) and Nordresa Motors, Inc. and certain other strategic initiatives.

We held convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion is included in noncurrent marketable securities and carried at fair value with changes in fair value included in net income. The strategic partnership with Hyliion establishes Dana as the preferred supplier for e-propulsion systems to Hyliion as long as Dana maintains a minimum equity investment in Hyliion.

In conjunction with our acquisition of ODS, we acquired a controlling financial interest in a joint venture in China. We are required to divest of our interest in this joint venture as it violates competitive restrictions of another of our China joint venture shareholder agreements. During the first quarter of 2021, we recorded an impairment charge of $7, as we determined the carrying value of the disposal group exceeded its fair value less costs to sell. The disposal group has net assets of $2 as of March 31, 2021. Individual asset and liability balances are not material and therefore the amounts have not been segregated as held for sale on our consolidated balance sheet. We completed the disposal of this business in April 2021.

Interest income and interest expense — Interest income was $2 in both 2021 and 2020. Interest expense increased from $29 in 2020 to $34 in 2021, primarily due to higher interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.5% in 2021 and 4.8% in 2020. The year-over-year increase in our average effective interest rate is primarily attributable to the issuance of $400 of our 5.625% June 2028 Notes and an additional $100 of our 5.375% November 2027 Notes during the second quarter of 2020 and the pay down our Term A Facility, which bore interest at an average of 3.19% during the first quarter of 2020, in the fourth quarter of 2020.

Income tax expense (benefit) — We reported income tax expense of $22 and an income tax benefit of $16 for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rates were 29% and (80)% for the first three months of 2021 and 2020. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefits of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

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

Equity in earnings of affiliates — Net earnings from equity investments was $14 in 2021 and $2 in 2020. Equity in earnings from DDAC was $13 in 2021 and a loss of $1 in 2020. DDAC's operations located in China's Hubei province, the center of the initial COVID-19 outbreak, were shut down the entire month of February 2020. Production was permitted to resume in March 2020. Equity earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $3 in 2020. On October 1, 2020 we sold our 20% ownership interest in BSFB to Bendix Commercial Vehicle Systems LLC.

Segment Results of Operations (2021 versus 2020)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$808	$83	10.3%
Volume and mix	178	40
Performance	(5)	(24)
Currency effects	10	1
2021	$991	$100	10.1%

Light Vehicle sales in the first quarter of 2021, exclusive of currency effects, were 21% higher than the same period of 2020 reflecting improved global markets and the conversion of sales backlog. First quarter 2020 sales were significantly impacted by the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Year-over-year North America full frame light truck production increased 8% while light truck production in Europe, South America and Asia Pacific increased 3%, 25% and 27%, respectively. Net customer pricing and cost recovery actions decreased year-over-year first quarter sales by $5.

Light Vehicle first-quarter 2021 segment EBITDA increased by $17 when compared to the same period of 2020. Higher sales volumes provided a year-over-year increase of $40 (22.5% incremental margin). The year-over-year performance-related earnings decrease was driven by commodity cost increases of $16, higher standard and premium freight costs of $9, lower net pricing and material cost recovery actions of $4, higher incentive compensation of $3, operational inefficiencies of $3 and higher net foreign currency transaction losses of $2. Partially offsetting these performance-related earnings decreases were material cost savings of $13.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$333	$21	6.3%
Volume and mix	21	5
Acquisitions	2
Performance	3	(12)
Currency effects	(7)
2021	$352	$14	4.0%

Commercial Vehicle sales in the first quarter of 2021, exclusive of currency effects and the impact of acquisitions, were 7% higher than the same period of 2020 reflecting mixed markets and the conversion of sales backlog. First quarter 2020 sales were significantly impacted by the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Market recoveries by region have been mixed. Year-over-year North America Class 8 production was up 10% while Classes 5-7 production was down 2%. Medium/heavy truck production in Europe was down 11% while production in South America and Asia Pacific were up 35% and 46%, respectively. Net customer pricing and cost recovery actions increased sales year-over-year first quarter sales by $3.

Commercial Vehicle first-quarter 2021 segment EBITDA decreased by $7 when compared to the same period of 2020. Higher sales volumes provided a year-over-year increase of $5 (23.8% incremental margin). The year-over-year performance-related earnings decrease was driven by higher standard and premium freight costs of $10, commodity cost increases of $9, operational inefficiencies of $3, higher incentive compensation of $2 and higher net foreign currency transaction losses of $1. Partially offsetting these performance-related earnings decreases were higher net pricing and material cost recovery actions of $8, material cost savings of $4 and lower warranty costs of $1.

Off-Highway

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$532	$72	13.5%
Volume and mix	65	15
Acquisitions	1	(1)
Performance		(9)
Currency effects	34	3
2021	$632	$80	12.7%

Off-Highway sales in the first quarter of 2021, exclusive of currency effects and the impact of acquisitions, were 12% higher than the same period of 2020 reflecting improved markets and the conversion of sales backlog. Year-over-year construction/mining and agricultural equipment markets in Europe and Asia Pacific reflected marked improvement while North American markets continued to be weak.

Off-Highway first-quarter 2021 segment EBITDA increased by $8 when compared to the same period of 2020. Higher sales volumes provided a year-over-year increase of $15 (23.1% incremental margin). The year-over-year performance-related earnings decrease was driven by higher commodity costs of $7, operational inefficiencies of $4, higher incentive compensation of $2, higher net foreign currency transaction losses of $2, higher premium freight of $1 and higher warranty costs of $1. Partially offsetting these performance-related earnings decreases were material cost savings of $7 and higher net pricing and material cost recovery actions of $1.

Power Technologies

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$253	$30	11.9%
Volume and mix	25	8
Performance	(1)	2
Currency effects	11	1
2021	$288	$41	14.2%

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Power Technologies sales in the first quarter of 2021, exclusive of currency effects, were 9% higher than the same period of 2020 reflecting the conversion of sales backlog and mixed markets. Year-over-year light vehicle engine production was up 24% in Asia Pacific and down 1%, 2% and 10% in North America, Europe and South America, respectively. Net customer pricing and cost recovery actions decreased sales year-over-year first quarter sales by $1.

Power Technologies first-quarter 2021 segment EBITDA increased by $11 when compared to the same period of 2020. Higher sales volumes provided a year-over-year increase of $8 (32.0% incremental margin). The year-over-year performance-related earning increase was driven by operational efficiencies of $8, material cost savings of $3 and lower warranty costs of $1. Partially offsetting these performance-related earning increases were commodity cost increases of $3, higher standard and premium freight costs of $3, higher incentive compensation of $2, higher net foreign currency transaction losses of $1 and lower net pricing and material recovery actions of $1.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended
	March 31,
	2021	2020
Net income	$68	$38
Equity in earnings of affiliates	14	2
Income tax expense (benefit)	22	(16)
Earnings before income taxes	76	20
Depreciation and amortization	95	89
Restructuring charges, net	1	3
Interest expense, net	32	27
Impairment of goodwill		51
Loss on investment in Hyliion	17
Loss on disposal group held for sale	7
Other*	6	15
Adjusted EBITDA	$234	$205
*

Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses and other items. See Note 19 to our consolidated financial statements in Item 1 of Part I for additional details.

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

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by (used in) operating activities	$27	$(51)
Purchases of property, plant and equipment	(53)	(63)
Free cash flow	(26)	(114)
Discretionary pension contribution	—	—
Adjusted free cash flow	$(26)	$(114)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at March 31, 2021:

Cash and cash equivalents	$483
Less: Deposits supporting obligations	(2)
Available cash	481
Additional cash availability from Revolving Facility	1,129
Marketable securities	26
Total liquidity	$1,636

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had availability of $1,129 at March 31, 2021 under the Revolving Facility after deducting $21 of outstanding letters of credit.

The components of our March 31, 2021 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$10	$379	$389
Cash and cash equivalents held as deposits		2	2
Cash and cash equivalents held at less than wholly-owned subsidiaries	4	88	92
Consolidated cash balance	$14	$469	$483

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

On March 25, 2021, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending its maturity to March 25, 2026.

At March 31, 2021, we were in compliance with the covenants of our financing agreements. Under the Term B Facility, the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Term B  Facility and the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Three Months Ended
	March 31,
	2021	2020
Cash used for changes in working capital	$(133)	$(183)
Other cash provided by operations	160	132
Net cash provided by (used in) operating activities	27	(51)
Net cash used in investing activities	(73)	(85)
Net cash provided by (used in) financing activities	(16)	283
Net increase (decrease) in cash, cash equivalents and restricted cash	$(62)	$147

Operating activities — Exclusive of working capital, other cash provided by operations was $160 in 2021 and $132 in 2020. The year-over-year increase is primarily attributable to higher operating earnings.

Working capital used cash of $133 and $183 in 2021 and 2020. Cash of $257 and $43 was used to finance receivables in 2021 and 2020. The lower level of cash required for receivables in 2020 was due primarily to the rapid dissipation of customer demand during March 2020 as a result of the global COVID-19 pandemic. Cash of $137 and $56 was used to fund higher inventory levels during 2021 and 2020. The lower level of cash required for inventory in 2020 was due primarily to actions taken to reduce inventory levels, preserving working capital, in response to the global COVID-19 pandemic. Increases in accounts payable and other net liabilities provided cash of $261 in 2021, while decreases in accounts payable and other net liabilities used cash of $84 in 2020. The reduction in accounts payable in 2020 was principally driven by lower raw material purchases in March 2020 due to the rapid dissipation of customer demand resulting from the global COVID-19 pandemic.

Investing activities — Expenditures for property, plant and equipment were $53 and $63 during the first quarter of 2021 and 2020. During the first quarter of 2021, we paid $17, net of cash acquired, to acquire an additional 51% interest in Pi Innovo. The acquisition of the additional ownership interest provides us with a 100% ownership interest in Pi Innovo. During the first quarter of 2020, we paid $8 to acquire Curtis' 35.4% ownership interest in Ashwoods. The acquisition of Curtis's interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a controlling financing interest in Ashwoods. During 2021 and 2020, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities.

Financing activities — During the first quarter of 2020, we drew $300 on our revolving credit facility as part of our contingency planning activities related to the global COVID-19 pandemic. During the first quarter of 2021, we paid financing costs of $2 to amend our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending its maturity to March 25, 2026. We used $14 and $15 for dividend payments to common stockholders during the first quarter of 2021 and 2020.

Off-Balance Sheet Arrangements

There have been no material changes at March 31, 2021 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2020 Form 10-K.

Contractual Obligations

There have been no material changes in our contractual obligations from those disclosed in Item 7 of our 2020 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2020 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2020 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the three months ended March 31, 2021. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first three months of 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2020 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2020 Form 10-K for a more complete understanding of the matters covered by the certifications.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $150 remained available under the program for future share repurchases as of March 31, 2021. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the first quarter of 2021.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	April 28, 2021	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer