Form 10-Q
period 2021-06-30
DANA INC
filed 2021-07-30
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2021

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

There were 145,228,817 shares of the registrant’s common stock outstanding at July 16, 2021.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$2,205	$1,078	$4,468	$3,004
Costs and expenses
Cost of sales	1,953	1,088	3,965	2,808
Selling, general and administrative expenses	126	82	245	188
Amortization of intangibles	3	3	7	6
Restructuring charges, net		16	1	19
Impairment of goodwill				(51)
Other income (expense), net	(10)	(1)	(29)	3
Earnings (loss) before interest and income taxes	113	(112)	221	(65)
Loss on extinguishment of debt	(24)	(5)	(24)	(5)
Interest income	2	2	4	4
Interest expense	34	32	68	61
Earnings (loss) before income taxes	57	(147)	133	(127)
Income tax expense	14	34	36	18
Equity in earnings of affiliates	10	8	24	10
Net income (loss)	53	(173)	121	(135)
Less: Noncontrolling interests net income	4		5	2
Less: Redeemable noncontrolling interests net income (loss)	(4)	1	(8)	(21)
Net income (loss) attributable to the parent company	$53	$(174)	$124	$(116)

Net income (loss) per share available to common stockholders
Basic	$0.37	$(1.20)	$0.85	$(0.80)
Diluted	$0.36	$(1.20)	$0.85	$(0.80)

Weighted-average common shares outstanding
Basic	145.2	144.5	145.1	144.4
Diluted	146.7	144.5	146.5	144.4

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$53	$(173)	$121	$(135)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	19	7	14	(147)
Hedging gains and losses	16	10	(1)	39
Defined benefit plans	4	4	7	7
Other comprehensive income (loss)	39	21	20	(101)
Total comprehensive income (loss)	92	(152)	141	(236)
Less: Comprehensive (income) loss attributable to noncontrolling interests	5	(9)	6	8
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests	(7)	3	(4)	17
Comprehensive income (loss) attributable to the parent company	$90	$(158)	$143	$(211)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$384	$559
Marketable securities	59	21
Accounts receivable
Trade, less allowance for doubtful accounts of $6 in 2021 and $7 in 2020	1,353	1,201
Other	270	231
Inventories	1,435	1,149
Other current assets	149	127
Total current assets	3,650	3,288
Goodwill	490	479
Intangibles	248	236
Deferred tax assets	628	611
Other noncurrent assets	128	169
Investments in affiliates	144	152
Operating lease assets	194	190
Property, plant and equipment, net	2,197	2,251
Total assets	$7,679	$7,376

Liabilities and equity
Current liabilities
Short-term debt	$21	$26
Current portion of long-term debt	8	8
Accounts payable	1,568	1,331
Accrued payroll and employee benefits	228	190
Taxes on income	48	35
Current portion of operating lease liabilities	40	43
Other accrued liabilities	287	308
Total current liabilities	2,200	1,941
Long-term debt, less debt issuance costs of $29 in 2021 and $27 in 2020	2,400	2,420
Noncurrent operating lease liabilities	160	154
Pension and postretirement obligations	466	479
Other noncurrent liabilities	320	368
Total liabilities	5,546	5,362
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	194	180
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 145,227,689 and 144,515,658 shares outstanding	2	2
Additional paid-in capital	2,420	2,408
Retained earnings	617	530
Treasury stock, at cost (10,658,640 and 10,442,582 shares)	(161)	(156)
Accumulated other comprehensive loss	(1,007)	(1,026)
Total parent company stockholders' equity	1,871	1,758
Noncontrolling interests	68	76
Total equity	1,939	1,834
Total liabilities and equity	$7,679	$7,376

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net income (loss)	$121	$(135)
Depreciation	180	169
Amortization	12	9
Amortization of deferred financing charges	3	4
Redemption premium on debt	21
Write-off of deferred financing costs	3	5
Earnings of affiliates, net of dividends received	(7)	11
Stock compensation expense	9	3
Deferred income taxes	(28)	(8)
Pension expense, net		2
Impairment of goodwill		51
Change in working capital	(239)	(228)
Other, net	19	(9)
Net cash provided by (used in) operating activities	94	(126)
Investing activities
Purchases of property, plant and equipment	(133)	(121)
Acquisition of businesses, net of cash acquired	(18)	(6)
Proceeds from sale of subsidiary, net of cash disposed	(4)
Purchases of marketable securities	(16)	(15)
Proceeds from sales and maturities of marketable securities	13	13
Settlement of terminated fixed-to-fixed cross currency swap	(22)
Settlements of undesignated derivatives	(4)	(5)
Other, net	4	(7)
Net cash used in investing activities	(180)	(141)
Financing activities
Net change in short-term debt	(6)	(8)
Proceeds from long-term debt	800	510
Repayment of long-term debt	(803)	(3)
Redemption premium on debt	(21)
Deferred financing payments	(13)	(11)
Dividends paid to common stockholders	(29)	(15)
Distributions to noncontrolling interests	(2)	(3)
Sale of interest to noncontrolling shareholder		7
Contributions from noncontrolling interests	3	2
Payments to acquire noncontrolling interests		(1)
Other, net		(2)
Net cash provided by (used in) financing activities	(71)	476
Net increase (decrease) in cash, cash equivalents and restricted cash	(157)	209
Cash, cash equivalents and restricted cash – beginning of period	567	518
Effect of exchange rate changes on cash balances	(7)	(25)
Cash, cash equivalents and restricted cash – end of period (Note 5)	$403	$702

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$66	$57

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). Certain prior year amounts have been reclassified to conform to the current presentation.

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

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is tested for impairment annually as of October 31 for all of our reporting units, and more frequent if events or circumstances warrant such a review. No impairment charge was recorded in connection with our annual goodwill impairment test performed as of October 31, 2020 and we did not identify any events or circumstances during the first six months of 2021 that required an interim impairment test. We expect that the fair value of our reporting units will continue to exceed their carrying values in future periods.

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

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2020	$—	$177	$302	$—	$479
Acquisitions		22	(11)		11
Currency impact		6	(6)		—
Balance, June 30, 2021	$—	$205	$285	$—	$490

Components of other intangible assets —

		June 30, 2021			December 31, 2020
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$164	$(107)	$57	$146	$(103)	$43
Trademarks and trade names	13	31	(10)	21	31	(9)	22
Customer relationships	8	527	(433)	94	525	(431)	94
Non-amortizable intangible assets
Trademarks and trade names		76		76	77		77
		$798	$(550)	$248	$779	$(543)	$236

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  June 30, 2021 were as follows: Light Vehicle — $21, Commercial Vehicle — $80, Off-Highway — $141 and Power Technologies — $6.

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Charged to cost of sales	$2	$2	$5	$3
Charged to amortization of intangibles	3	3	7	6
Total amortization	$5	$5	$12	$9

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on June 30, 2021 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2021	2022	2023	2024	2025
Amortization expense	$11	$22	$22	$22	$22

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

There were no net restructuring charges for the second quarter of 2021. Net restructuring charges of $16 in the second quarter of 2020 and $1 and $19 in the first half of 2021 and 2020 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, March 31, 2021	$25	$—	$25
Charges to restructuring		3	3
Adjustments of accruals	(3)		(3)
Cash payments	(2)	(3)	(5)
Balance, June 30, 2021	$20	$—	$20

Balance, December 31, 2020	$30	$—	$30
Charges to restructuring		4	4
Adjustments of accruals	(3)		(3)
Cash payments	(6)	(4)	(10)
Currency impact	(1)		(1)
Balance, June 30, 2021	$20	$—	$20

At June 30, 2021, the accrued employee termination benefits include costs to reduce approximately 400 employees to be completed over the next year.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at June 30, 2021.

	Expense Recognized
	Prior to 2021	2021	Total to Date	Future Cost to Complete
Commercial Vehicle	$41	$1	$42	$1

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	June 30, 2021	December 31, 2020
Raw materials	$605	$473
Work in process and finished goods	908	752
Inventory reserves	(78)	(76)
Total	$1,435	$1,149

Cash, cash equivalents and restricted cash at —

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$384	$559	$694	$508
Restricted cash included in other current assets	8	5	5	6
Restricted cash included in other noncurrent assets	11	3	3	4
Total cash, cash equivalents and restricted cash	$403	$567	$702	$518

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first and second quarters of 2021. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $150 remained available for future share repurchases as of June 30, 2021.

Changes in equity —

	Three Months Ended June 30,
2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, March 31, 2021	$2	$2,415	$583	$(161)	$(1,044)	$75	$1,870
Net income			53			4	57
Other comprehensive income (loss)					37	(9)	28
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(2)	(2)
Sale of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(4)				(4)
Other						1	1
Stock compensation		5					5
Balance, June 30, 2021	$2	$2,420	$617	$(161)	$(1,007)	$68	$1,939

2020
Balance, March 31, 2020	$2	$2,391	$664	$(156)	$(1,098)	$77	$1,880
Net income (loss)			(174)			—	(174)
Other comprehensive income					16	9	25
Distributions to noncontrolling interests						(7)	(7)
Purchase of noncontrolling interests		1				(3)	(2)
Stock compensation		(2)					(2)
Balance, June 30, 2020	$2	$2,390	$490	$(156)	$(1,082)	$76	$1,720

	Six Months Ended June 30,
2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2020	$2	$2,408	$530	$(156)	$(1,026)	$76	$1,834
Net income			124			5	129
Other comprehensive income (loss)					19	(11)	8
Common stock dividends			(29)				(29)
Distributions to noncontrolling interests						(2)	(2)
Sale of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(8)				(8)
Other						1	1
Stock compensation		12					12
Stock withheld for employee taxes				(5)			(5)
Balance, June 30, 2021	$2	$2,420	$617	$(161)	$(1,007)	$68	$1,939

2020
Balance, December 31, 2019	$2	$2,386	$622	$(150)	$(987)	$95	$1,968
Adoption of ASU 2016-13 credit losses, January 1, 2020			(1)				(1)
Net income (loss)			(116)			2	(114)
Other comprehensive loss					(95)	(10)	(105)
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(8)	(8)
Purchase of noncontrolling interests		1				(3)	(2)
Stock compensation		3					3
Stock withheld for employee taxes				(6)			(6)
Balance, June 30, 2020	$2	$2,390	$490	$(156)	$(1,082)	$76	$1,720

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, March 31, 2021	$(806)	$(8)	$(230)	$(1,044)
Other comprehensive income (loss):
Currency translation adjustments	17			17
Holding gains and losses		(4)		(4)
Reclassification of amount to net income (a)		23		23
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			5	5
Tax expense		(3)	(1)	(4)
Other comprehensive income	17	16	4	37
Balance, June 30, 2021	$(789)	$8	$(226)	$(1,007)

Balance, March 31, 2020	$(857)	$(1)	$(240)	$(1,098)
Other comprehensive income (loss):
Currency translation adjustments	2			2
Holding gains and losses		(17)		(17)
Reclassification of amount to net income (a)		27		27
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			5	5
Tax expense			(1)	(1)
Other comprehensive income	2	10	4	16
Balance, June 30, 2020	$(855)	$9	$(236)	$(1,082)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(802)	$9	$(233)	$(1,026)
Other comprehensive income (loss):
Currency translation adjustments	13			13
Holding gains and losses		28		28
Reclassification of amount to net income (a)		(27)		(27)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			9	9
Tax expense		(2)	(2)	(4)
Other comprehensive income (loss)	13	(1)	7	19
Balance, June 30, 2021	$(789)	$8	$(226)	$(1,007)

Balance, December 31, 2019	$(714)	$(30)	$(243)	$(987)
Other comprehensive income (loss):
Currency translation adjustments	(141)			(141)
Holding gains and losses		22		22
Reclassification of amount to net income (a)		16		16
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			10	10
Tax (expense) benefit		1	(3)	(2)
Other comprehensive income (loss)	(141)	39	7	(95)
Balance, June 30, 2020	$(855)	$9	$(236)	$(1,082)

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

(b) See Note 10 for additional details.

Note 7. Redeemable Noncontrolling Interests

Hydro-Québec holds direct 45% redeemable noncontrolling interest in Dana TM4 Inc. and Dana TM4 USA, LLC and indirect 45% ownership interests in Dana (Beijing) Electric Motor Co., Ltd., Dana TM4 Italia S.r.l., Ashwoods Innovations Ltd. and Dana TM4 Private Limited (together Dana TM4). Hydro-Québec may put all, and not less than all, of its ownership interests in Dana TM4 to Dana at fair value. See Note 2 for additional information.

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance, beginning of period	$182	$155	$180	$167
Capital contribution from redeemable noncontrolling interest	2		3	2
Sale of redeemable noncontrolling interest		7		7
Adjustment to redemption value	4		8
Other	(1)		(1)
Comprehensive income (loss) adjustments:
Net income (loss) attributable to redeemable noncontrolling interests	(4)	1	(8)	(21)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	11	(4)	12	4
Balance, end of period	$194	$159	$194	$159

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss) available to common stockholders - Numerator basic and diluted	$53	$(174)	$124	$(116)

Denominator:
Weighted-average common shares outstanding - Basic	145.2	144.5	145.1	144.4
Employee compensation-related shares, including stock options	1.5	—	1.4	—
Weighted-average common shares outstanding - Diluted	146.7	144.5	146.5	144.4

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.8 million and 1.6 million CSEs from the calculation of diluted earnings per share for the second quarters of 2021 and 2020 and excluded 0.9 million and 1.2 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.1 million and 0.4 million for the second quarter and year-to-date periods of 2020 since there was no net income available to common stockholders for those periods.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2021.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	0.8	$23.47
PSUs	0.2	$26.81

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

During 2021, we received $5 of cash from the exercise of stock options related to 0.3 million shares, paid $2 of cash to settle RSUs and issued 0.5 million and 0.1 million shares of common stock based on the vesting of RSUs and PSUs, respectively. We recognized stock compensation expense of $4 and a stock compensation credit of $1 during the second quarters of 2021 and 2020 and expense of $9 and $3 during the respective year-to-date periods. At June 30, 2021, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $31. This cost is expected to be recognized over a weighted-average period of 2.1 years.

On April 21, 2021, our stockholders approved the 2021 Omnibus Incentive Plan (the Plan), replacing the 2017 Omnibus Incentive Plan (the Prior Plan). The Plan authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and PSUs through April 2031. The maximum aggregate number of shares of common stock that may be issued under the Plan is 3.5 million shares of common stock plus the number of shares that remained available for new grants under the Prior Plan. Cash-settled awards do not count against the number of shares available for award under the Plan. At June 30, 2021, there were 5.8 million shares available for future grants. Shares of common stock to be issued under the Plan are made available from authorized and unissued Dana common stock.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension				OPEB
	2021		2020		2021	2020
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$4	$1	$5	$2	$—	$—
Expected return on plan assets	(6)	(1)	(8)	(1)
Service cost		2		2
Amortization of net actuarial loss	2	3	3	2
Net periodic benefit cost (credit)	$—	$5	$—	$5	$—	$—

Six Months Ended June 30,
Interest cost	$7	$2	$10	$3	$1	$1
Expected return on plan assets	(13)	(1)	(17)	(2)
Service cost		4		4
Amortization of net actuarial loss	4	5	6	4
Net periodic benefit cost (credit)	$(2)	$10	$(1)	$9	$1	$1

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 11.  Marketable Securities

	June 30, 2021			December 31, 2020
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Certificates of deposit	$24	$—	$24	$21	$—	$21
Corporate securities	16	19	35	—	—	—
Total current marketable securities	$40	$19	$59	$21	$—	$21

Noncurrent marketable securities - Corporate securities	$—	$—	$—	$16	$33	$49

Certificates of deposit maturing in one year or less total $24 at  June 30, 2021.

We held $16 of convertible notes receivable from our investment in Hyliion Inc. On  October 1, 2020, Hyliion completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp., with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion is included in current marketable securities at June 30, 2021 and noncurrent marketable securities at December 31, 2020, and is carried at fair value with changes in fair value included in other income (expense), net. The strategic partnership with Hyliion established Dana as the preferred supplier for e-propulsion systems to Hyliion as long as Dana maintained a minimum equity investment in Hyliion; in the second quarter of 2021, the partnership arrangement was modified whereby a minimum equity investment was no longer required, thereby we have reclassified our investment to current assets on the balance sheet.

Note 12. Financing Agreements

Long-term debt at —

	Interest Rate		June 30, 2021	December 31, 2020
Senior Notes due December 15, 2024	5.500%		$—	$425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	—	375
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Notes due July 15, 2029	3.000%		385	—
Senior Notes due September 1, 2030	4.250%		400	—
Term B Facility			349	349
Other indebtedness			103	106
Debt issuance costs			(29)	(27)
			2,408	2,428
Less: Current portion of long-term debt			8	8
Long-term debt, less debt issuance costs			$2,400	$2,420

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

Interest on the senior notes is payable semi-annually and interest on the Term B Facility is payable quarterly. Other indebtedness includes the note payable to the former owners of S.M.E. S.p.A., borrowings from various financial institutions, and finance lease obligations.

Senior notes activity — On May 28, 2021, Dana Financing Luxembourg S.à r.l. (Dana Financing), a wholly-owned subsidiary of Dana, completed the sale of €325 ($396 as of May 28, 2021) in senior unsecured notes ( July 2029 Notes) at 3.000%. The July 2029 Notes are fully and unconditionally guaranteed by Dana. The July 2029 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2022. The July 2029 Notes will mature on July 15, 2029. Net proceeds of the offering totaled €320 ($391 as of May 28, 2021). Financing costs of €5 ($6 as of May 28, 2021) were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The proceeds from the offering were used to redeem all of our June 2026 Notes. On June 10, 2021 we redeemed all of our June 2026 Notes at a price equal to 103.25% plus accrued and unpaid interest. The $16 loss on extinguishment of debt includes the $12 redemption premium and the $4 write-off of previously deferred financing costs associated with the June 2026 Notes.

On May 13, 2021, we redeemed $254 of our December 2024 Notes pursuant to a tender offer at a weighted average price equal to 102.000% plus accrued and unpaid interest. On May 17, 2021, we called the remaining $171 of our December 2024 Notes at a price equal to 101.833% plus accrued and unpaid interest. The $8 loss on extinguishment of debt recorded in May 2021 includes the redemption premium of $8 and the write-off of $3 of previously deferred financing costs associated with the December 2024 Notes. These charges were partially offset by the recognition of $3 related to an unamortized fair value adjustment associated with a fixed-to-floating interest rate swap that was terminated in 2015.

On May 13, 2021, we completed the sale of $400 in senior unsecured notes (the September 2030 Notes) at 4.25%. The September 2030 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on March 1 and September 1 of each year, beginning on September 1, 2021. The September 2030 Notes will mature on September 1, 2030. Net proceeds of the offering totaled $395. Financing costs of $5 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. Proceeds from the offering will be used to finance or refinance, in whole or in part, recently completed or future eligible green projects related to clean transportation, renewable energy, sustainable water and wastewater management, and green buildings.

We may redeem some or all of the senior notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on the anniversary date of the senior notes in the year set forth below:

	Redemption Price
	April	November	June	July	September
Year	2025 Notes	2027 Notes	2028 Notes	2029 Notes	2030 Notes
2020	104.313%
2021	102.875%
2022	101.438%	102.688%
2023	100.000%	101.344%	102.813%
2024	100.000%	100.000%	101.406%	101.500%
2025		100.000%	100.000%	100.750%
2026		100.000%	100.000%	100.000%	102.125%
2027			100.000%	100.000%	101.417%
2028				100.000%	100.708%
2029					100.000%

At any time prior to May 1, 2024, we may redeem up to 40% of the aggregate principal amount of the September 2030 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 104.250% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, provided that at least 50% of the aggregate principal amount of the September 2030 Notes remains outstanding after the redemption. Prior to May 1, 2026, we may redeem some or all of the September 2030 Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and the risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

At any time prior to July 15, 2024, we may redeem up to 40% of the aggregate principal amount of the July 2029 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 103.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 50% of the aggregate principal amount of the July 2029 Notes remain outstanding after the redemption.  Prior to July 15, 2024, we may also redeem some or all of the July 2029 Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and the risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

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

The Term B Facility bears interest based on, at our option, the Base Rate plus 1.25% or the Eurodollar rate plus 2.25%. We have elected to pay interest on our advances under Term Facility B at the Eurodollar Rate. The interest rate on the Term B Facility was 2.354%, inclusive of the applicable margins, as of June 30, 2021.

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

At  June 30, 2021, we had no outstanding borrowings under the Revolving Facility and had utilized $21 for letters of credit. We had availability at June 30, 2021 under the Revolving Facility of $1,129 after deducting the letters of credit.

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

Debt covenants — At June 30, 2021, we were in compliance with the covenants of our financing agreements. Under the Term B Facility, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 13. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	June 30, 2021	December 31, 2020
Certificates of deposit	Marketable securities	2	$24	$21
Available-for-sale securities	Marketable securities	1	35
Available-for-sale securities	Other noncurrent assets	1		49
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	13	15
Cash flow hedges	Other accrued liabilities	2	1	1
Undesignated	Accounts receivable - Other	2	1	2
Undesignated	Other accrued liabilities	2	1	1
Interest rate collars	Other accrued liabilities	2	4	7
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	65	128
Undesignated	Other noncurrent liabilities	2	20

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		June 30, 2021		December 31, 2020
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long term debt	2	$2,348	$2,444	$2,376	$2,475

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps and interest rate collars designed to mitigate our interest rate risk. As of June 30, 2021, no fixed-to-floating interest rate swaps are outstanding. We have outstanding interest rate collars with a notional value of $425 that will mature in December 2021. For interest rate collars, no payments or receipts are exchanged unless interest rates rise or fall in excess of a predetermined ceiling or floor rate.

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

We have executed fixed-to-fixed cross-currency swaps in conjunction with the issuance of certain notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in exchange rates associated with the forecasted principal and interest payments. All of the underlying designated financial instruments have been designated as the hedged items in each respective cash flow hedge relationship, as shown in the table below. Designated as cash flow hedges of the forecasted principal and interest payments of the underlying designated financial instruments all of the swaps economically convert the underlying designated financial instruments into the functional currency of each respective holder. The impact of the interest rate differential between the inflow and outflow rates on all fixed-to-fixed cross-currency swaps is recognized during each period as a component of interest expense.

The following fixed-to-fixed cross-currency swaps were outstanding at June 30, 2021:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Notional Amount	Traded Amount	Inflow Rate	Outflow Rate
April 2025 Notes	Payable	$400	5.75%	$400	€371	5.75%	3.85%
Luxembourg Intercompany Notes	Receivable	€278	3.70%	€278	$300	5.38%	3.70%
Undesignated 2026 Swap				$188	€169	6.50%	5.14%
Undesignated Offset 2026 Swap				€169	$188	3.13%	6.50%

The designated swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the underlying designated financial instruments. Based on our qualitative assessment that the critical terms of the underlying designated financial instruments and the associated swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As effective cash flow hedges, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying designated financial instruments. See Note 12 for additional information about the April 2025 Notes. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings.

We had previously entered into fixed-to-fixed cross currency swaps as a hedge against our June 2026 Notes.  In June 2021, we elected to redeem all of the June 2026 Notes and de-designated the fixed-to-fixed cross currency swaps. See Note 12 for additional information about the extinguishment of the June 2026 Notes.  As the forecasted payments subject to the hedge will no longer occur in the forecasted periods, we reclassified $9 of previously deferred losses from AOCI into other income (expense), net.  We settled $187 of the $375 notional value resulting in a net cash outflow of $22.  The remaining $188 continues to remain outstanding and we have entered into an offsetting swap to hedge against future fair value adjustments which will be included in earnings. The fair value of the remaining $188 will be settled with the counterparty over the life of the swap through the difference in the euro denominated inflow and outflow rates which are settled on June 15 and December 15 each year through June 2026.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $355 at June 30, 2021 and $386 at December 31, 2020. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,117 at June 30, 2021 and $1,118 at December 31, 2020.

The following currency derivatives were outstanding at June 30, 2021:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Canadian dollar	$85	$17	$102	Feb-2022
Euro	U.S. dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Mexican peso, Australian dollar, Chinese renminbi, Brazilian real, Japanese yen, New Zealand dollar	57	36	93	Jan-2024
British pound	U.S. dollar, euro		3	3	Jul-2021
Swedish krona	euro		1	1	Jul-2021
South African rand	U.S. dollar, euro, Thai baht		14	14	Aug-2021
Thai baht	U.S. dollar, euro	4	12	16	Dec-2021
Canadian dollar	U.S. dollar	7		7	Dec-2021
Brazilian real	U.S. dollar, euro	27	6	33	Mar-2022
Indian rupee	U.S. dollar, euro, British pound		77	77	Apr-2022
Chinese renminbi	U.S. dollar, eruo, Canadian dollar		9	9	Jul-2021
Total forward contracts		180	175	355

U.S. dollar	euro	329	200	529	Nov-2027
Euro	U.S. dollar	400	188	588	Jun-2026
Total currency swaps		729	388	1,117
Total currency derivatives		$909	$563	$1,472

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	June 30, 2021	December 31, 2020	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$8	$9	$8
Collar	(3)	(6)	(3)
Cross-Currency Swaps	2	3
Total	$7	$6	$5

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended June 30, 2021
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$2,205	$1,953	$(10)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(4)	(2)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			31

	Six Months Ended June 30, 2021
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$4,468	$3,965	$(29)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(5)	(3)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(17)

	Three Months Ended June 30, 2020
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$1,078	$1,088	$(1)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income	1	5	1
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			21

	Six Months Ended June 30, 2020
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$3,004	$2,808	$3
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income	1	12	1
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			2

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

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$—	$(5)	Cost of sales
Foreign currency forward contracts	$(16)	$3	Other income (expense), net

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$—	$—	Cost of sales
Foreign currency forward contracts	$(14)	$(6)	Other income (expense), net

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

Note 14. Commitments and Contingencies

Product liabilities — Accrued product liability costs were $1 at June 30, 2021 and $1 at December 31, 2020. We had also recognized amounts recoverable from third parties of $11 at June 30, 2021 and $11 at December 31, 2020. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $9 at June 30, 2021 and $10 at December 31, 2020. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance, beginning of period	$99	$97	$98	$101
Amounts accrued for current period sales	9	6	19	14
Adjustments of prior estimates	3	2	2	3
Settlements of warranty claims	(6)	(10)	(13)	(21)
Divestitures	(10)		(10)
Currency impact		1	(1)	(1)
Balance, end of period	$95	$96	$95	$96

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

We have generally not recognized tax benefits on losses generated in several entities where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe it is reasonably possible that valuation allowances of up to approximately $50 related to subsidiaries in Germany will be released in the next twelve months.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest expense for the periods presented herein is not significant.

We reported an income tax expense of $14 and $34 for the second quarters of 2021 and 2020 and income tax expense of $36 and $18 for the respective year-to-date periods. Our effective tax rates were 27% and (14)% for the first six months of 2021 and 2020. In the second quarter of 2020, we recorded an income tax expense of $56 for valuation allowances in foreign jurisdictions due to reduced income projections. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefits of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. Excluding these items, the effective tax rate would have been 8% for the 2020 six-month period. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Dividends of earnings from non-U.S. operations are generally no longer subjected to U.S. income tax. We continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amounts and sources of these earnings.

Note 17. Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Non-service cost components of pension and OPEB costs	$(3)	$(3)	$(5)	$(5)
Government grants and incentives	5	2	8	6
Foreign exchange gain		2	1	7
Strategic transaction expenses	(5)	(5)	(8)	(11)
Gain (loss) on investment in Hyliion	3		(14)
Loss on disposal group held for sale			(7)
Loss on de-designation of fixed-to-fixed cross currency swaps	(9)		(9)
Other, net	(1)	3	5	6
Other income (expense), net	$(10)	$(1)	$(29)	$3

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2021 were primarily attributable to our pursuit of the acquisition of a portion of the thermal-management business of Modine Manufacturing Company and certain other strategic initiatives. Strategic transaction expenses in 2020 were primarily attributable to the acquisitions of the Oerlikon Drive Systems segment of the Oerlikon Group (ODS) and Nordresa Motors, Inc. and certain other strategic initiatives.

We held convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion is included in marketable securities and carried at fair value with changes in fair value included in net income. See Note 11 for additional information.

We had previously entered into fixed-to-fixed cross currency swaps as a hedge against our June 2026 Notes. In June 2021, we redeemed all of the June 2026 Notes and de-designated the fixed-to-fixed cross currency swaps. See Note 13 for additional information.

In conjunction with our acquisition of ODS, we acquired a controlling financial interest in a joint venture in China. We were required to divest our interest in this joint venture as it violates competitive restrictions of another of our China joint venture shareholder agreements. During the first quarter of 2021, we recorded an impairment charge of $7, as we determined the carrying value of the disposal group exceeded its fair value less costs to sell. The disposal group had net assets of $2 as of March 31, 2021. Individual asset and liability balances were not material and therefore the amounts were not segregated as held for sale on our consolidated balance sheet. We completed the disposal of this business in April 2021.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $8 and $8 recorded in other current assets and $43 and $45 recorded in other noncurrent assets at June 30, 2021 and December 31, 2020.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $28 and $27 at June 30, 2021 and December 31, 2020. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

Three Months Ended June 30, 2021	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$626	$198	$72	$116	$1,012
Europe	118	70	440	125	753
South America	39	93	4	4	140
Asia Pacific	107	26	153	14	300
Total	$890	$387	$669	$259	$2,205

Six Months Ended June 30, 2021
North America	$1,332	$383	$138	$254	$2,107
Europe	241	133	857	254	1,485
South America	75	170	6	9	260
Asia Pacific	233	50	303	30	616
Total	$1,881	$736	$1,304	$547	$4,468

Three Months Ended June 30, 2020
North America	$238	$121	$58	$62	$479
Europe	37	37	259	64	397
South America	10	29	2	2	43
Asia Pacific	52	16	79	12	159
Total	$337	$203	$398	$140	$1,078

Six Months Ended June 30, 2020
North America	$824	$320	$132	$185	$1,461
Europe	139	86	608	178	1,011
South America	40	97	4	7	148
Asia Pacific	142	32	187	23	384
Total	$1,145	$535	$931	$393	$3,004

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

During the second quarter of 2021, we realigned certain of our Indian operations previously reported in our Commercial Vehicle operating segment to be reported within our Off-Highway operating segment and we realigned certain of our Brazilian operations previously reported in our Off-Highway operating segment to be reported within our Commercial Vehicle operating segment. Prior period amounts have been recast to conform with our current operating segment reporting structure.

Segment information —

	2021			2020
Three Months Ended June 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$890	$47	$87	$337	$19	$(32)
Commercial Vehicle	387	23	18	203	8	(6)
Off-Highway	669	22	97	398	9	36
Power Technologies	259	6	32	140	1	(1)
Eliminations and other		(98)			(37)
Total	$2,205	$—	$234	$1,078	$—	$(3)

Six Months Ended June 30,
Light Vehicle	$1,881	$87	$187	$1,145	$49	$51
Commercial Vehicle	736	48	33	535	28	15
Off-Highway	1,304	36	176	931	19	108
Power Technologies	547	12	73	393	7	29
Eliminations and other		(183)			(103)
Total	$4,468	$—	$469	$3,004	$—	$203

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Segment EBITDA	$234	$(3)	$469	$203
Corporate expense and other items, net	(1)	(2)	(2)	(3)
Depreciation	(92)	(84)	(180)	(169)
Amortization	(5)	(5)	(12)	(9)
Non-service cost components of pension and OPEB costs	(3)	(3)	(5)	(5)
Restructuring charges, net		(16)	(1)	(19)
Stock compensation expense	(4)	1	(9)	(3)
Strategic transaction expenses	(5)	(5)	(8)	(11)
Gain (loss) on investment in Hyliion	3		(14)
Impairment of goodwill				(51)
Loss on disposal group held for sale			(7)
Loss on de-designation of fixed-to-fixed cross currency swaps	(9)		(9)
Other items	(5)	5	(1)	2
Earnings (loss) before interest and income taxes	113	(112)	221	(65)
Loss on extinguishment of debt	(24)	(5)	(24)	(5)
Interest income	2	2	4	4
Interest expense	34	32	68	61
Earnings (loss) before income taxes	57	(147)	133	(127)
Income tax expense	14	34	36	18
Equity in earnings of affiliates	10	8	24	10
Net income (loss)	$53	$(173)	$121	$(135)

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts) and electronic control units.

Equity method investments exceeding $5 at June 30, 2021 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$105
ROC-Spicer, Ltd.	50%	23
Axles India Limited	48%	9
All others as a group		5
Investments in equity affiliates		142
Investments in affiliates carried at cost		2
Investments in affiliates		$144

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At June 30, 2021, we employed approximately 38,600 people, operated in 33 countries and had 141 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$890	40.4%	$337	31.3%	$1,881	42.1%	$1,145	38.1%
Commercial Vehicle	387	17.6%	203	18.8%	736	16.5%	535	17.8%
Off-Highway	669	30.3%	398	36.9%	1,304	29.2%	931	31.0%
Power Technologies	259	11.7%	140	13.0%	547	12.2%	393	13.1%
Total	$2,205		$1,078		$4,468		$3,004

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Our Board of Directors authorized a $200 share repurchase program effective in 2018 which expires at the end of 2023. Through June 30, 2021, we have used cash of $50 to repurchase common shares under the program. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the global COVID-19 pandemic, we temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our existing common stock share repurchase program. With the impacts of the global COVID-19 pandemic largely behind us we resumed the declaration and payment of quarterly common stock dividends during the first quarter of 2021.

Financing actions — Over the past few years we have taken advantage of the lower interest rate environment to complete refinancing transactions that resulted in lower effective interest rates while extending maturities. During 2019 we expanded our credit and guaranty agreement, entering into $675 of additional floating rate term loans to fund the ODS acquisition and increased our revolving credit facility to $1,000 and extended its maturity to August 2024. We completed a $300 2027 note offering and used the proceeds to repay $300 of higher cost 2023 notes. During 2019, we terminated one of our U.S. defined benefit pension plans, settling approximately $165 of previously unfunded pension obligations and eliminating future funding risk associated with interest rate and other market developments. In response to the global COVID-19 pandemic, during June 2020, we completed a $400 2028 note offering and a $100 add on to our 2027 notes. With the impact of the global COVID-19 pandemic on our operations dissipating, we paid down $474 of our floating rate term loans (the "Term A Facility") in the third and fourth quarters of 2020. During the first quarter of 2021, we increased our revolving credit facility to $1,150 and extended its maturity to March 2026. During the second quarter of 2021, we completed a €325 2029 note offering and used the proceeds to repay $375 of higher cost 2026 notes. In addition, we completed a $400 2030 note offering and redeemed $425 of higher cost 2024 notes. See Note 12 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Acquisitions

Pi Innovo Holding Limited — On March 1, 2021, we acquired the remaining 51% ownership interest in Pi Innovo Holding Limited (Pi Innovo). Pi Innovo designs, develops and manufactures electronic control units spanning a range of applications and industries. The acquisition of the remaining ownership interest provides us with a 100% ownership interest in Pi Innovo. The total purchase consideration of $35 is comprised of $18 of cash paid at closing and the $17 fair value of our previously held equity method investment in Pi Innovo. The results of operations of the business are reported within our Commercial Vehicle operating segment. Pi Innovo had an insignificant impact on our consolidated results of operations during 2021.

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

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. The Class-8 truck market in North America experienced steady growth from 2017 through 2019, peaking at 345,000 trucks produced in 2019. Production of Class-8 trucks in 2020 was 38% below the record production in 2019 due to normal cycle dynamics and the impact of COVID-19. Our current outlook for 2021 is for stronger demand with production up 46% over the prior year driven by improving economic outlook and cyclical growth.

Medium-duty truck production in North America had grown steadily over the last several years before experiencing a 20% year-over-year decline from 2019 to 2020, primarily due to COVID-19. Our current outlook for 2021 is for a 11% increase in production over the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America had been slowly improving prior to the COVID-19 pandemic as economic conditions had started to stabilize. Pandemic and economic conditions drove a 22% decline in production in 2020. Our current 2021 outlook for South America is for a 66% increase in production as the region recovers from the impact of the pandemic and the age of existing vehicles drives a replacement cycle for new trucks. In contrast to the rest of the world, Asia Pacific, driven by China, did not experience lower truck production in 2020, but is expected to slow output by 8% in 2021 as production matches lower demand, primarily driven by India where the recovery from the pandemic has been slower than in China.

Off-highway markets — Our off-highway business has a large presence outside of North America, with 64% of its 2020 sales coming from products manufactured in Europe; however, a large portion of these products are utilized in vehicle production outside the region. The construction equipment segment of the off-highway market is closely related to global economic growth and infrastructure investment. This segment has experienced a 5% market contraction, which began in late 2018 and further accelerated due to COVID-19, with 2020 production ending down an additional 10%. Our current 2021 outlook has production demand in the global construction market rebounding by 12% over the prior year. End-user investment in the mining equipment segment is driven by prices for commodity products produced by underground mining. The global mining equipment market has been mostly stable over the past several years as industry participants have maintained vehicle inventory levels to match commodity output, and this trend is expected to continue in 2021. The agriculture equipment market is the third of our key off-highway segments. Like the underground mining segment, investment in agriculture equipment is primarily driven by prices for farm commodities. From 2018 to 2019, global demand for agriculture equipment fell by 3% due to a slump in commodity prices. As prices have remained low, production in 2020 fell an additional 7%. Our current outlook for 2021 is for end-market demand to improve by 10% compared to the prior year, as farm subsidies in response to the global pandemic have bolstered the commodity market and are expected to drive the replacement of aging equipment.

Foreign currency — With 55% of our first half 2021 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and China accounted for 52% and 9% of our first half 2021 non-U.S. sales, respectively, while India and Brazil accounted for 9% and 8%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in the first half of 2021, increasing sales by $135. A stronger euro, Chinese renminbi, South African rand and British pound were partially offset by a weaker Brazilian real.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first half of 2021 of approximately $51 are 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $26, including $8 of net fixed assets, at June 30, 2021. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Lower commodity prices increased year-over-year earnings in 2020 by approximately $37, as compared to year-over-year earnings reductions of $30 from higher commodity prices in 2019. Material recovery and other pricing actions decreased year-over-year earnings by $80 and $10 in 2020 and 2019, respectively. Higher commodity prices decreased year-over-year second-quarter and first-half earnings in 2021 by $70 and $105, while lower commodity prices increased year-over-year earnings by $4 and $22 in the same periods last year. Material cost recovery and other pricing actions increased year-over-year second-quarter and first-half earnings in 2021 by $30 and $34, where as material cost recovery and other pricing actions decreased year-over-year earnings by $24 and $51 in the same periods last year.

Sales, Earnings and Cash Flow Outlook

	2021 Outlook	2020	2019
Sales	$8,500 - $9,000	$7,106	$8,620
Adjusted EBITDA	$920 - $1,000	$593	$1,019
Net cash provided by operating activities (% of sales)	~10.7%	$386	$637
Discretionary pension contributions	$ —	$—	$61
Purchases of property, plant and equipment (% of sales)	~4.0%	$326	$426
Adjusted Free Cash Flow (% of sales)	~3.0%	$60	$272

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

Our 2021 sales outlook of $8,500 to $9,000 is unchanged from our April 2021 outlook. We currently expect sales will be closer to the high end of the range primarily due to strong end-market demand, an increased currency tail wind and additional material cost recovery. Our full year 2021 adjusted EBITDA outlook of $920 to $1,000 is unchanged from our April 2021 outlook. Adjusted EBITDA Margin is expected to be 10.7%, a 240 basis-point improvement over 2020, reflecting higher margin net new business and the benefit of operational inefficiencies associated with the global COVID-19 pandemic not repeating in 2021, being partially offset by increased investment to support our electrification strategy. In addition, we anticipate higher commodity costs to be largely offset by material recovery and other pricing actions. We now expect to generate adjusted free cash flow of approximately $280, or approximately 3.0% of our sales for 2021. The benefit of higher year-over-year adjusted EBITDA will be partially offset by an elevated level of capital spending supporting new customer programs, as spending on certain projects was deferred during 2020 in response the global COVID-19 pandemic.

Among our operational and strategic initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business received that will be launching in the future and adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At June 30, 2021, our sales backlog of net new business for the 2021 through 2022 period was $700. We expect to realize $500 of our sales backlog in 2021, with incremental sales backlog of $200 being realized in 2022. Our sales backlog is evenly balanced between electric-vehicle and traditional ICE-vehicle content.

Summary Consolidated Results of Operations (Second Quarter, 2021 versus 2020)

	Three Months Ended June 30,
	2021		2020
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,205		$1,078		$1,127
Cost of sales	1,953	88.6%	1,088	100.9%	865
Gross margin	252	11.4%	(10)	-0.9%	262
Selling, general and administrative expenses	126	5.7%	82	7.6%	44
Amortization of intangibles	3		3		-
Restructuring charges, net			16		(16)
Other income (expense), net	(10)		(1)		(9)
Earnings (loss) before interest and income taxes	113		(112)		225
Loss on extinguishment of debt	(24)		(5)		(19)
Interest income	2		2		—
Interest expense	34		32		2
Earnings (loss) before income taxes	57		(147)		204
Income tax expense	14		34		(20)
Equity in earnings of affiliates	10		8		2
Net income (loss)	53		(173)		226
Less: Noncontrolling interests net income	4				4
Less: Redeemable noncontrolling interests net income (loss)	(4)		1		(5)
Net income (loss) attributable to the parent company	$53		$(174)		$227

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	June 30,			Amount of Change Due To
	2021	2020	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,012	$479	$533	$5	$2	$526
Europe	753	397	356	63		293
South America	140	43	97	2		95
Asia Pacific	300	159	141	17	(12)	136
Total	$2,205	$1,078	$1,127	$87	$(10)	$1,050

Sales in 2021 were $1,127 higher than in 2020. Stronger international currencies increased sales by $87, principally due to a stronger euro, Chinese renminbi, South African rand and British pound. The organic sales increase of $1,050, or 97%, resulted from improved overall market demand and the conversion of sales backlog. Pricing actions, including material commodity price and inflationary costs adjustments, increased sales by $30.

The North America organic sales increase of 110% was driven principally by stronger light-, medium- and heavy-duty truck production volumes, higher light-vehicle engine production levels and the conversion of sales backlog. Second quarter full-frame light-truck production was up 150%, Classes 5-7 were up 52% and Class 8 was up 161% compared with the second quarter of 2020. Light-vehicle engine production was up 131% compared with the second quarter of 2020. Excluding currency effects, sales in Europe were up 74% compared with 2020. With our significant Off-Highway presence in the region, stronger construction/mining and agricultural markets were a major factor. Organic sales in this operating segment were up 58% compared with the first quarter of 2020. A 109% increase in year-over-year light-vehicle engine production levels also contributed to our organic European sales increase. Excluding currency effects, second quarter sales in South America increased 221% compared to 2020 due primarily to improved light- and medium/heavy-duty truck production. Second-quarter light-truck production was up 315% and medium/heavy-truck production was up 316%. Excluding currency effects and the impact of divestitures, sales in Asia Pacific increased 86% compared to 2020 due to improved light-truck production and a stronger construction/mining market. Second-quarter 2021 light-truck production was up 25%. The global semiconductor chip shortage impacted our second-quarter 2021 sales as customers of some of our more significant programs were forced to take down time during the quarter.

Cost of sales and gross margin — Cost of sales for the second quarter of 2021 increased $865, or 80% when compared to 2020. Cost of sales as a percent of sales was 1,230 basis points lower than in the previous year. Incremental margins provided by increased sales volumes were partially offset by higher year-over-year commodity costs of $70, higher standard and premium freight costs of $20 and incremental investment in electrification initiatives. Commodity cost increases are being driven by higher prices for certain grades of steel and aluminum. Year-over-year freight cost increases are primarily due to higher freight rates, driven by container shortages and port congestions due to pandemic-related operational disruptions, and the incurrence of premium freight to support customer demand levels. Continued material cost savings and supplier recoveries provided a partial offset, reducing costs of sales by approximately $49.

Gross margin of $252 for 2021 increased $262 from 2020. Gross margin as a percent of sales was 11.4% in 2021, 1,230 basis points higher than in 2020. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Gross margin during the second quarter of 2021 was negatively impacted by costs associated with continued, while dissipating, global supply chain disruptions and operational inefficiencies driven by labor shortages at certain of our facilities and customer down time resulting from the global semiconductor chip shortage. In addition, gross margin during the second quarter of 2021 was negatively impacted by material cost recovery mechanisms with our customers lagging material cost increases charged by our suppliers by approximately 90 days.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2021 were $126 (5.7% of sales) as compared to $82 (7.6% of sales) in 2020. SG&A expenses were $44 lower in 2020 primarily due to lower incentive compensation and lower salaried employee wages and benefits, travel expenses and professional fees resulting from austerity measures taken in response to the global COVID-19 pandemic.

Amortization of intangibles — Amortization expense was $3 in both 2021 and in 2020.

Restructuring charges, net — Net restructuring charges of $16 in the first quarter of 2020 were comprised of severance and benefit costs primarily related to headcount reductions across our operations in response to the global COVID-19 pandemic and exit costs related to previously announced actions.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	June 30,
	2021	2020
Non-service cost components of pension and OPEB costs	$(3)	$(3)
Government grants and incentives	5	2
Foreign exchange gain		2
Strategic transaction expenses	(5)	(5)
Gain on investment in Hyliion	3
Loss on de-designation of fixed-to-fixed cross currency swaps	(9)
Other, net	(1)	3
Other income (expense), net	$(10)	$(1)

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2021 were primarily attributable to our pursuit of the acquisition of a portion of the thermal-management business of Modine Manufacturing Company and certain other strategic initiatives. Strategic transaction expenses in 2020 were primarily attributable to the acquisitions of the Oerlikon Drive Systems segment of the Oerlikon Group (ODS) and Nordresa Motors, Inc. and certain other strategic initiatives.

We held convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion is included in marketable securities and carried at fair value with changes in fair value included in net income.

We had previously entered into fixed-to-fixed cross currency swaps as a hedge against our June 2026 Notes. In June 2021, we redeemed all of the June 2026 Notes and de-designated the fixed-to-fixed cross currency swaps. See Note 13 of the consolidated financial statements in Item I of Part I for additional information.

Loss on extinguishment of debt — On May 13, 2021 and May 17, 2021, we redeemed $254 and $171 of our December 2024 Notes, respectively. The $11 loss on extinguishment of debt includes the redemption premiums and the write-off of $3 of previously deferred financings costs associated with our December 2024 Notes. In addition, we recognized a previously deferred $3 gain on a terminated fixed-to-floating interest rate swap associated with the December 2024 Notes. On June 10, 2021, we redeemed all of our June 2026 Notes. The $16 loss on extinguishment of debt includes the $12 redemption premium and the write-off of $4 of previously deferred financing costs associated with our June 2026 Notes. On June 19, 2020, in connection with the issuance of our June 2028 Notes, we terminated our $500 bridge facility and wrote off $5 of deferred fees associated with the bridge facility. See Note 12 of the consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $2 in both 2021 and 2020. Interest expense increased from $32 in 2020 to $34 in 2021, primarily due to higher interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.2% in 2021 and 4.7% in 2020. The year-over-year increase in our average effective interest rate is primarily attributable to the issuance of $400 of our 5.625% June 2028 Notes and an additional $100 of our 5.375% November 2027 Notes during the second quarter of 2020 and the pay down our Term A Facility, which bore interest at an average of 2.03% during the second quarter of 2020, in the fourth quarter of 2020.

Income tax expense — We reported income tax expense of $14 and $34 for 2021 and 2020, respectively. Our effective tax rates were 25% and (23)% for the second quarter of 2021 and 2020. In the second quarter of 2020 we recorded an income tax expense of $56 for valuation allowances in foreign jurisdictions due to reduced income projections. Excluding this item, the effective tax rate would have been 15% for the second quarter of 2020. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

In countries where our history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe it is reasonably possible that valuation allowances of up to approximately $50 related to subsidiaries in Germany will be released in the next twelve months.

Equity in earnings of affiliates — Net earnings from equity investments was $10 in 2021 and $8 in 2020. Equity in earnings from DDAC was $8 in 2021 and $9 in 2020. Equity earnings from Bendix Spicer Foundation Brake, LLC (BSFB) were de minimis in 2020. On October 1, 2020 we sold our 20% ownership interest in BSFB to Bendix Commercial Vehicle Systems LLC.

Summary Consolidated Results of Operations (Year-to-Date, 2021 versus 2020)

	Six Months Ended June 30,
	2021		2020
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$4,468		$3,004		$1,464
Cost of sales	3,965	88.7%	2,808	93.5%	1,157
Gross margin	503	11.3%	196	6.5%	307
Selling, general and administrative expenses	245	5.5%	188	6.3%	57
Amortization of intangibles	7		6		1
Restructuring charges, net	1		19		(18)
Impairment of goodwill			(51)		51
Other income (expense), net	(29)		3		(32)
Earnings (loss) before interest and income taxes	221		(65)		286
Loss on extinguishment of debt	(24)		(5)		(19)
Interest income	4		4		—
Interest expense	68		61		7
Earnings (loss) before income taxes	133		(127)		260
Income tax expense	36		18		18
Equity in earnings of affiliates	24		10		14
Net income (loss)	121		(135)		256
Less: Noncontrolling interests net income	5		2		3
Less: Redeemable noncontrolling interests net loss	(8)		(21)		13
Net income (loss) attributable to the parent company	$124		$(116)		$240

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended
	June 30,			Amount of Change Due To
	2021	2020	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$2,107	$1,461	$646	$6	$3	$637
Europe	1,485	1,011	474	117	2	355
South America	260	148	112	(16)		128
Asia Pacific	616	384	232	28	(12)	216
Total	$4,468	$3,004	$1,464	$135	$(7)	$1,336

Sales in 2021 were $1,464 higher than in 2020. Stronger international currencies increased sales by $135, principally due to a stronger euro, Chinese renminbi, South African rand and British pound, partially offset by a weaker Brazilian real. The organic sales increase of $1,336, or 44%, resulted from improved overall market demand and the conversion of sales backlog. Pricing actions, including material commodity price and inflationary costs adjustments, increase sales by $34.

The North America organic sales increase of 44% was driven principally by stronger light-, medium- and heavy-duty truck production volumes, higher-light vehicle engine production levels and the conversion of sale backlog. First half full-frame light-truck production was up 49%, Classes 5-7 were up 18% and Class 8 was up 58% compared with the first half of 2020. Light-vehicle engine production was up 35% compared with the first half of 2020. Excluding currency effects and the impact of acquisitions, sales in Europe were up 35% compared with 2020. With our significant Off-Highway presence in the region, stronger construction/mining and agricultural markets were a major factor. Organic sales of this operating segment were up 32% compared with the first half of 2020. A 35% increase in year-over-year light-vehicle engine production levels also contributed to our organic European sales increase. Excluding currency effects, first-half sales in South America increased 86% compared to 2020 due primarily to improved light- and medium/heavy-duty truck production. First-half 2021 light-truck production was up 104% and medium/heavy-truck production was up 116%. Excluding currency effects and the impact of divestitures, sales in Asia Pacific increased 56% compared to 2020 due to improved light-truck production and stronger construction/mining and agricultural markets. First-half 2021 light-truck production was up 29%. The global semiconductor chip shortage impacted our first-half 2021 sales as customers of some of our more significant programs were forced to take down time during the second quarter.

Cost of sales and gross margin — Cost of sales for the first half of 2021 increased $1,157, or 41% when compared to 2020. Cost of sales as a percent of sales was 480 basis points lower than in the previous year. Incremental margins provided by increased sales volumes were partially offset by higher year-over-year commodity costs of $105, higher standard and premium freight costs of $43 and incremental investment in electrification initiatives. Commodity cost increases are being driven by higher prices for certain grades of steel and aluminum. Year-over-year freight cost increases are primarily due to higher freight rates, driven by container shortages and port congestions due to pandemic-related operational disruptions, and the incurrence of premium freight to support customer demand levels. Continued material cost savings and supplier recoveries provided a partial offset, reducing costs of sales by approximately $76.

Gross margin of $503 for 2021 increased $307 from 2020. Gross margin as a percent of sales was 11.3% in 2021, 480 basis points higher than in 2020. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Gross margin during the first half of 2021 was negatively impacted by costs associated with continued, while dissipating, global supply chains disruptions and operational inefficiencies driven by labor shortages at certain of our facilities and customer down time resulting from the global semiconductor chip shortage. In addition, gross margin during the first half of 2021 was negatively impacted by material cost recovery mechanisms with our customers lagging material cost increases charged by our suppliers by approximately 90 days.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2021 were $245 (5.5% of sales) as compared to $188 (6.3% of sales) in 2020. SG&A expenses were $57 lower in 2020 primarily due to lower incentive compensation and lower salaried employee wages and benefits, travel expenses and professional fees resulting from austerity measures taken in response to the global COVID-19 pandemic.

Amortization of intangibles — Amortization expense was $7 in 2021 and $6 in 2020. The increase in amortization expense is primarily due to higher levels of intangible assets as the result of acquisition activity.

Restructuring charges, net — Net restructuring charges were $1 in 2021 and $19 in 2020. Restructuring charges in 2020 were comprised of severance and benefit costs primarily related to headcount reductions across our operations in response to the global COVID-19 pandemic and exit costs related to previously announced actions.

Impairment of goodwill — During the first quarter of 2020, we recorded a $51 goodwill impairment charge. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Six Months Ended
	June 30,
	2021	2020
Non-service cost components of pension and OPEB costs	$(5)	$(5)
Government grants and incentives	8	6
Foreign exchange gain	1	7
Strategic transaction expenses	(8)	(11)
Loss on investment in Hyliion	(14)
Loss on disposal group held for sale	(7)
Loss on de-designation of fixed-to-fixed cross currency swaps	(9)
Other, net	5	6
Other income (expense), net	$(29)	$3

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2021 were primarily attributable to our pursuit of the acquisition of a portion of the thermal-management business of Modine Manufacturing Company and certain other strategic initiatives. Strategic transaction expenses in 2020 were primarily attributable to the acquisitions of the Oerlikon Drive Systems segment of the Oerlikon Group (ODS) and Nordresa Motors, Inc. and certain other strategic initiatives.

We held convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion is included in marketable securities and carried at fair value with changes in fair value included in net income.

We had previously entered into fixed-to-fixed cross currency swaps as a hedge against our June 2026 Notes. In June 2021, we redeemed all of the June 2026 Notes and de-designated the fixed-to-fixed cross currency swaps. See Note 13 of the consolidated financial statements in Item I of Part I for additional information.

In conjunction with our acquisition of ODS, we acquired a controlling financial interest in a joint venture in China. We were required to divest of our interest in this joint venture as it violates competitive restrictions of another of our China joint venture shareholder agreements. During the first quarter of 2021, we recorded an impairment charge of $7, as we determined the carrying value of the disposal group exceeded its fair value less costs to sell. We completed the divestiture of this business in April 2021. See Note 17 of the consolidated financial statement in Item I of Part I for additional information.

Loss on extinguishment of debt — On May 13, 2021 and May 17, 2021, we redeemed $254 and $171 of our December 2024 Notes, respectively. The $11 loss on extinguishment of debt includes the redemption premiums and the write-off of $3 of previously deferred financings costs associated with our December 2024 Notes. In addition, we recognized a previously deferred $3 gain on a terminated fixed-to-floating interest rate swap associated with the December 2024 Notes. On June 10, 2021, we redeemed all of our June 2026 Notes. The $16 loss on extinguishment of debt includes the $12 redemption premium and the write-off of $4 of previously deferred financing costs associated with our June 2026 Notes. On June 19, 2020, in connection with the issuance of our June 2028 Notes, we terminated our $500 bridge facility and wrote off $5 of deferred fees associated with the bridge facility. See Note 12 of the consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $4 in both 2021 and 2020. Interest expense increased from $61 in 2020 to $68 in 2021, primarily due to higher interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.3% in 2021 and 4.7% in 2020. The year-over-year increase in our average effective interest rate is primarily attributable to the issuance of $400 of our 5.625% June 2028 Notes and an additional $100 of our 5.375% November 2027 Notes during the second quarter of 2020 and the pay down our Term A Facility, which bore interest at an average of 2.61% during the first half of 2020, in the fourth quarter of 2020.

Income tax expense  — We reported income tax expense of $36 and $18 for the first half of June 30, 2021 and 2020 , respectively. Our effective tax rates were 27% and (14)% for the first half of 2021 and 2020. In the second quarter of 2020 we recorded an income tax expense of $56 for valuation allowances in foreign jurisdictions due to reduced income projections. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefits of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. Excluding these items, the effective tax rate would have been 8% for the first half of 2020. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

In countries where our history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets, we have generally recognized no income tax on the pre-tax income or losses as valuation allowance adjustments offset the associated tax effects. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe it is reasonably possible that valuation allowances of up to approximately $50 related to subsidiaries in Germany will be released in the next twelve months.

Equity in earnings of affiliates — Net earnings from equity investments was $24 in 2021 and $10 in 2020. Equity in earnings from DDAC was $21 in 2021 and $8 in 2020. DDAC's operations located in China's Hubei province, the center of the initial COVID-19 outbreak, were shut down the entire month of February 2020. Production was permitted to resume in March 2020. Equity earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $3 in 2020. On October 1, 2020 we sold our 20% ownership interest in BSFB to Bendix Commercial Vehicle Systems LLC.

Segment Results of Operations (2021 versus 2020)

Light Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$337	$(32)	-9.5%	$1,145	$51	4.5%
Volume and mix	525	117		703	157
Divestitures	(7)			(7)
Performance	15			10	(24)
Currency effects	20	2		30	3
2021	$890	$87	9.8%	$1,881	$187	9.9%

Light Vehicle sales in the second quarter and first half of 2021, exclusive of currency effects and the impact of divestitures, were 160% and 62% higher than the same period of 2020 reflecting improved global markets and the conversion of sales backlog. Second-quarter and first-half 2020 sales were significantly impacted by the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Year-over-year North America full-frame light-truck production increased 150% in this year’s second quarter while light-truck production in Europe, South America and Asia Pacific increased 109%, 315% and 25%, respectively. Year-over-year North America full-frame light-truck production increased 49% in this year’s first half while light-truck production in Europe, South America and Asia Pacific increased 41%, 104% and 29%, respectively. Net customer pricing and cost recovery actions further increased year-over-year sales by $6 and $2 in this year’s second quarter and first half, respectively. The global semiconductor chip shortage impacted our second-quarter and first-half 2021 sales as customers of some of our more significant programs were forced to take down time during the second quarter.

Light Vehicle second-quarter 2021 segment EBITDA increased by $119 from last year, with first-half earnings higher by $136. Higher sales volumes provided a year-over-year benefit of $117 (22.3% incremental margin) and $157 (22.3% incremental margin) in the second quarter and first half of 2021. Year-over-year performance-related earnings decreases in the second quarter were driven by commodity cost increases of $32, higher standard and premium freight costs of $10, higher incentive compensation of $3, higher warranty costs of $5, higher program launch costs of $3 and benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $5 and $6, respectively. Offsetting these performance-related decreases were material cost savings and supplier recoveries of $35, net customer pricing and material cost recovery actions of $6 and operational efficiencies of $23. The year-over-year performance-related earnings decrease in the first half was driven by commodity cost increases of $48, higher standard and premium freight costs of $19, higher incentive compensation of $6, higher warranty costs of $5, higher program launch costs of $3 and benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $5 and $6, respectively. Partially offsetting these performance-related decreases were material cost savings and supplier recoveries of $48, net customer pricing and material cost recovery actions of $2 and operational efficiencies of $18.

Commercial Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$203	$(6)	-3.0%	$535	$15	2.8%
Volume and mix	157	44		178	49
Acquisitions/Divestitures	(3)			(1)
Performance	18	(21)		21	(32)
Currency effects	12	1		3	1
2021	$387	$18	4.7%	$736	$33	4.5%

Commercial Vehicle sales in the second quarter and first half of 2021, exclusive of currency effects and the impact of acquisitions and divestitures, were 86% and 37% higher than the same period of 2020 reflecting improved global markets and the conversion of sales backlog. Second-quarter and first-half 2020 sales were significantly impacted by the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Year-over-year North America Class 8 production was up 161% and Classes 5-7 were up 52% in this year’s second quarter. Year-over-year North America Class 8 production was up 58% and Classes 5-7 were up 18% in the first half of this year. Year-over-year medium/heavy-truck production in Europe and South America were up 78% and 316%, respectively, while production in Asia Pacific was down 6% in this year’s second quarter. Year-over-year medium/heavy-truck production in Europe, South America and Asia Pacific were up 20%, 116% and 14%, respectively, in the first half of this year. Net customer pricing and cost recovery actions further increased year-over-year sales by $16 and $24 in this year’s second quarter and first half, respectively. The global semiconductor chip shortage impacted our second-quarter and first-half 2021 sales as customers of some of our more significant programs were forced to take down time during the second quarter.

Commercial Vehicle second-quarter 2021 segment EBITDA increased by $24 from last year, with first-half earnings higher by $18. Higher sales volumes provided a year-over-year benefit of $44 (28.0% incremental margin) and $49 (27.5% incremental margin) in the second quarter and first half of 2021. The year-over-year performance-related earnings decrease in the second quarter was driven by commodity cost increases of $20, higher standard and premium freight costs of $6, higher incentive compensation of $2, higher warranty costs of $1, operational inefficiencies of $2 and benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $2 and $8, respectively. Partially offsetting these performance-related decreases were net customer pricing and material cost recovery actions of $16 and material cost savings of $4. The year-over-year performance-related earnings decrease in the first half was driven by commodity cost increases of $29, higher standard and premium freight costs of $16, higher incentive compensation of $4, operational inefficiencies of $5 and benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $2 and $8, respectively. Partially offsetting these performance-related decreases were net customer pricing and material cost recovery actions of $24 and material cost savings of $8.

Off-Highway

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$398	$36	9.0%	$931	$108	11.6%
Volume and mix	224	59		289	74
Acquisitions				1	(1)
Performance	5	(3)		5	(13)
Currency effects	42	5		78	8
2021	$669	$97	14.5%	$1,304	$176	13.5%

Off-Highway sales in the second quarter and first half of 2021, exclusive of currency effects and the impact of acquisitions, were 58% and 32% higher than the same period of 2020 reflecting improved global markets and the conversion of sales backlog. Year-over-year global construction/mining and agricultural equipment markets reflected marked improvement. Net customer pricing and cost recovery actions further increased year-over-year sales by $6 and $7 in this year’s second quarter and first half, respectively.

Off-Highway second-quarter 2021 segment EBITDA increased by $61 from last year, with first-half earnings higher by $68. Higher sales volumes provided a year-over-year benefit of $59 (26.3% incremental margin) and $74 (25.6% incremental margin) in the second quarter and first half of 2021. The year-over-year performance-related earnings decrease in the second quarter was driven by commodity cost increases of $14, higher standard and premium freight costs of $2, higher incentive compensation of $2 and benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $1 and $9, respectively. Partially offsetting these performance-related decreases were material cost savings of $8, net customer pricing and material cost recovery actions of $6, operational efficiencies of $10 and lower warranty costs of $1. The year-over-year performance-related earnings decrease in the first half was driven by commodity cost increases of $21, higher standard and premium freight costs of $3, higher incentive compensation of $4 and benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $1 and $11, respectively. Partially offsetting these performance-related decreases were material cost savings of $15, net customer pricing and material cost recovery actions of $7 and operational efficiencies of $5.

Power Technologies

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$140	$(1)	-0.7%	$393	$29	7.4%
Volume and mix	104	38		129	46
Performance	2	(6)		1	(4)
Currency effects	13	1		24	2
2021	$259	$32	12.4%	$547	$73	13.3%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in the second quarter and first half of 2021, exclusive of currency effects, were 76% and 33% higher than the same period of 2020 reflecting improved global markets and the conversion of sales backlog. Second-quarter and first-half 2020 sales were significantly impacted by the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Year-over-year North America, Europe, South America and Asia Pacific light-vehicle engine production was up 131%, 109%, 291% and 20%, respectively, in this year’s second quarter. Year-over-year North America, Europe, South America and Asia Pacific light-vehicle engine production was up 35%, 35%, 48% and 26%, respectively, in the first half of this year. Net customer pricing and cost recovery actions further increased year-over-year sales by $2 and $1 in this year’s second quarter and first half, respectively. The global semiconductor chip shortage impacted our second-quarter and first-half 2021 sales as customers were forced to take down time during the second quarter.

Power Technologies second-quarter 2021 segment EBITDA increased by $33 from last year, with first-half earnings higher by $44. Higher sales volumes provided a year-over-year benefit of $38 (36.5% incremental margin) and $46 (35.7% incremental margin) in the second quarter and first half of 2021. The year-over-year performance-related earnings decrease in the second quarter was driven by commodity cost increases of $4, higher standard and premium freight costs of $2, higher incentive compensation of $3 and benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $1 and $7, respectively. Partially offsetting these performance-related decreases were material cost savings of $2, net customer pricing and material cost recovery actions of $2, operational efficiencies of $6 and lower warranty costs of $1. The year-over-year performance-related earnings decrease in the first half was driven by commodity cost increases of $7, higher standard and premium freight costs of $5, higher incentive compensation of $5 and benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $1 and $7, respectively. Partially offsetting these performance-related decreases were material cost savings of $5, net customer pricing and material cost recovery actions of $1, operational efficiencies of $13 and lower warranty costs of $2.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$53	$(173)	$121	$(135)
Equity in earnings of affiliates	10	8	24	10
Income tax expense	14	34	36	18
Earnings (loss) before income taxes	57	(147)	133	(127)
Depreciation and amortization	97	89	192	178
Restructuring charges, net		16	1	19
Interest expense, net	32	30	64	57
Loss on extinguishment of debt	24	5	24	5
Impairment of goodwill				51
(Gain) loss on investment in Hyliion	(3)		14
Loss on disposal group held for sale			7
Loss on de-designation of fixed-to-fixed cross currency swaps	9		9
Other*	17	2	23	17
Adjusted EBITDA	$233	$(5)	$467	$200
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

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$67	$(75)	$94	$(126)
Purchases of property, plant and equipment	(80)	(58)	(133)	(121)
Free cash flow	(13)	(133)	(39)	(247)
Discretionary pension contribution	—	—	—	—
Adjusted free cash flow	$(13)	$(133)	$(39)	$(247)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at June 30, 2021:

Cash and cash equivalents	$384
Less: Deposits supporting obligations	—
Available cash	384
Additional cash availability from Revolving Facility	1,129
Marketable securities	59
Total liquidity	$1,572

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had availability of $1,129 at June 30, 2021 under the Revolving Facility after deducting $21 of outstanding letters of credit.

The components of our June 30, 2021 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$294	$294
Cash and cash equivalents held as deposits			—
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	88	90
Consolidated cash balance	$2	$382	$384

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

At June 30, 2021, we were in compliance with the covenants of our financing agreements. Under the Term B Facility, the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Term B  Facility and the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Six Months Ended
	June 30,
	2021	2020
Cash used for changes in working capital	$(239)	$(228)
Other cash provided by operations	333	102
Net cash provided by (used in) operating activities	94	(126)
Net cash used in investing activities	(180)	(141)
Net cash provided by (used in) financing activities	(71)	476
Net increase (decrease) in cash, cash equivalents and restricted cash	$(157)	$209

Operating activities — Exclusive of working capital, other cash provided by operations was $333 in 2021 and $102 in 2020. The year-over-year increase is primarily attributable to higher operating earnings.

Working capital used cash of $239 and $228 in 2021 and 2020. Cash of $204 was used to finance receivables in 2021, while cash of $201 was provided by lower levels of receivables in 2020. The cash generated by lower receivables in 2020 was due primarily to the rapid dissipation of customer demand beginning in March 2020 as a result of the global COVID-19 pandemic. Cash of $305 was used to fund higher inventory levels during 2021, while cash of $53 was provided by lower inventory levels in 2020. The cash generated by lower inventory levels in 2020 was due primarily to actions taken to reduce inventory levels, preserving working capital, in response to the global COVID-19 pandemic. Increases in accounts payable and other net liabilities provided cash of $270 in 2021, while decreases in accounts payable and other net liabilities used cash of $482 in 2020. The reduction in accounts payable and other net liabilities in 2020 was principally driven by lower raw material purchases beginning in March 2020 due to the rapid dissipation of customer demand resulting from the global COVID-19 pandemic.

Investing activities — Expenditures for property, plant and equipment were $133 and $121 during 2021 and 2020. During 2021, we paid $17, net of cash acquired, to acquire an additional 51% interest in Pi Innovo. The acquisition of the additional ownership interest provides us with a 100% ownership interest in Pi Innovo. During the first quarter of 2020, we paid $8 to acquire Curtis' 35.4% ownership interest in Ashwoods. The acquisition of Curtis's interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a controlling financing interest in Ashwoods. During 2021 and 2020, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities. In 2021 we de-designated the fixed-to-fixed cross currency swaps associated with our June 2026 Notes and settled certain of the fixed-to-fixed cross currency swaps resulting in a net cash outflow of $22.

Financing activities — During 2021, we completed the issuance of €325 of our July 2029 Notes and $400 of our September 2030 Notes, paying financing costs of $11. Also during 2021, we redeemed all $375 of our June 2026 Notes and all $425 of our December 2024 Notes, paying redemption premiums of $21. During 2021, we paid financing costs of $2 to amend our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending its maturity to March 25, 2026. During 2020, we completed the issuance of $400 of our June 2028 Notes and the issuance of an additional $100 of our November 2027 Notes, paying financing costs of $6. During 2020, we entered a $500 bridge facility, paying financing costs of $5. We subsequently terminated the bridge facility. We used $29 and $15 for dividend payments to common stockholders during 2021 and 2020. During the second quarter of 2020, we temporarily suspended the declaration and payment of dividends to common stockholders and temporarily suspended the repurchase of common stock under our existing common stock repurchase program in response to the global COVID-19 pandemic. During 2020, Hydro-Québec paid us $7 to acquire an indirect 45% ownership interest in Ashwoods.

Off-Balance Sheet Arrangements

There have been no material changes at June 30, 2021 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2020 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2020 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2020 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the six months ended June 30, 2021. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first six months of 2021.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $150 remained available under the program for future share repurchases as of June 30, 2021. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the second quarter of 2021.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	July 30, 2021	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer