Form 10-Q
period 2021-09-30
DANA INC
filed 2021-10-26
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2021

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

There were 144,234,140 shares of the registrant’s common stock outstanding at October 15, 2021.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$2,204	$1,994	$6,672	$4,998
Costs and expenses
Cost of sales	1,998	1,780	5,963	4,588
Selling, general and administrative expenses	103	111	348	299
Amortization of intangibles	4	4	11	10
Restructuring charges, net	1	2	2	21
Impairment of goodwill				(51)
Other income (expense), net	(4)	(8)	(33)	(5)
Earnings before interest and income taxes	94	89	315	24
Loss on extinguishment of debt			(24)	(5)
Interest income	2	3	6	7
Interest expense	31	38	99	99
Earnings (loss) before income taxes	65	54	198	(73)
Income tax expense	20	16	56	34
Equity in earnings of affiliates	5	7	29	17
Net income (loss)	50	45	171	(90)
Less: Noncontrolling interests net income	4	4	9	6
Less: Redeemable noncontrolling interests net loss	(2)	(4)	(10)	(25)
Net income (loss) attributable to the parent company	$48	$45	$172	$(71)

Net income (loss) per share available to common stockholders
Basic	$0.33	$0.31	$1.19	$(0.49)
Diluted	$0.33	$0.31	$1.17	$(0.49)

Weighted-average common shares outstanding
Basic	144.8	144.5	145.0	144.4
Diluted	146.2	145.2	146.4	144.4

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$50	$45	$171	$(90)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(25)	14	(11)	(133)
Hedging gains and losses	(9)	1	(10)	40
Defined benefit plans	4	4	11	11
Other comprehensive income (loss)	(30)	19	(10)	(82)
Total comprehensive income (loss)	20	64	161	(172)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(4)	(15)	2	(7)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	4	8		25
Comprehensive income (loss) attributable to the parent company	$20	$57	$163	$(154)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$220	$559
Marketable securities	18	21
Accounts receivable
Trade, less allowance for doubtful accounts of $7 in 2021 and $7 in 2020	1,404	1,201
Other	239	231
Inventories	1,546	1,149
Other current assets	176	127
Total current assets	3,603	3,288
Goodwill	483	479
Intangibles	240	236
Deferred tax assets	591	611
Other noncurrent assets	127	169
Investments in affiliates	174	152
Operating lease assets	188	190
Property, plant and equipment, net	2,171	2,251
Total assets	$7,577	$7,376

Liabilities and equity
Current liabilities
Short-term debt	$70	$26
Current portion of long-term debt	8	8
Accounts payable	1,513	1,331
Accrued payroll and employee benefits	206	190
Taxes on income	43	35
Current portion of operating lease liabilities	40	43
Other accrued liabilities	293	308
Total current liabilities	2,173	1,941
Long-term debt, less debt issuance costs of $28 in 2021 and $27 in 2020	2,387	2,420
Noncurrent operating lease liabilities	154	154
Pension and postretirement obligations	454	479
Other noncurrent liabilities	302	368
Total liabilities	5,470	5,362
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	195	180
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,228,817 and 144,515,658 shares outstanding	2	2
Additional paid-in capital	2,425	2,408
Retained earnings	648	530
Treasury stock, at cost (11,659,073 and 10,442,582 shares)	(184)	(156)
Accumulated other comprehensive loss	(1,035)	(1,026)
Total parent company stockholders' equity	1,856	1,758
Noncontrolling interests	56	76
Total equity	1,912	1,834
Total liabilities and equity	$7,577	$7,376

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net income (loss)	$171	$(90)
Depreciation	272	257
Amortization	18	15
Amortization of deferred financing charges	5	6
Redemption premium on debt	21
Write-off of deferred financing costs	3	5
Earnings of affiliates, net of dividends received	(11)	5
Stock compensation expense	15	5
Deferred income taxes	8	(28)
Pension expense, net		3
Impairment of goodwill		51
Change in working capital	(501)	(50)
Other, net	18	16
Net cash provided by operating activities	19	195
Investing activities
Purchases of property, plant and equipment	(228)	(181)
Acquisition of businesses, net of cash acquired	(18)	(6)
Investments in affiliates	(23)	(4)
Proceeds from sale of subsidiary, net of cash disposed	(4)
Purchases of marketable securities	(25)	(36)
Proceeds from sales of marketable securities	30	5
Proceeds from maturities of marketable securities	27	27
Settlement of terminated fixed-to-fixed cross currency swap	(22)
Settlements of undesignated derivatives	(2)	(5)
Other, net	5	7
Net cash used in investing activities	(260)	(193)
Financing activities
Net change in short-term debt	43	(2)
Proceeds from long-term debt	802	512
Repayment of long-term debt	(805)	(12)
Redemption premium on debt	(21)
Deferred financing payments	(13)	(13)
Dividends paid to common stockholders	(44)	(15)
Distributions to noncontrolling interests	(10)	(10)
Sale of interest to noncontrolling shareholder		7
Contributions from noncontrolling interests	6	3
Deconsolidation of non-wholly owned subsidiary	(6)
Payments to acquire noncontrolling interests		(1)
Repurchases of common stock	(23)
Other, net		(3)
Net cash provided by (used in) financing activities	(71)	466
Net increase (decrease) in cash, cash equivalents and restricted cash	(312)	468
Cash, cash equivalents and restricted cash – beginning of period	567	518
Effect of exchange rate changes on cash balances	(16)	(20)
Cash, cash equivalents and restricted cash – end of period (Note 5)	$239	$966

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$75	$54

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

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is tested for impairment annually as of October 31 for all of our reporting units, and more frequent if events or circumstances warrant such a review. No impairment charge was recorded in connection with our annual goodwill impairment test performed as of October 31, 2020 and we did not identify any events or circumstances that required an interim impairment test since our last annual test. We expect that the fair value of our reporting units will continue to exceed their carrying values in future periods.

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

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2020	$—	$177	$302	$—	$479
Acquisitions		22	(11)		11
Currency impact		3	(10)		(7)
Balance, September 30, 2021	$—	$202	$281	$—	$483

Components of other intangible assets —

		September 30, 2021			December 31, 2020
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$162	$(108)	$54	$146	$(103)	$43
Trademarks and trade names	13	31	(11)	20	31	(9)	22
Customer relationships	8	522	(431)	91	525	(431)	94
Non-amortizable intangible assets
Trademarks and trade names		75		75	77		77
		$790	$(550)	$240	$779	$(543)	$236

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  September 30, 2021 were as follows: Light Vehicle — $20, Commercial Vehicle — $77, Off-Highway — $137 and Power Technologies — $6.

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Charged to cost of sales	$2	$2	$7	$5
Charged to amortization of intangibles	4	4	11	10
Total amortization	$6	$6	$18	$15

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2021 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2021	2022	2023	2024	2025
Amortization expense	$6	$23	$23	$22	$20

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

Net restructuring charges of $1 and $2 in the third quarter of 2021 and 2020 and $2 and $21 in the nine months ended  September 30, 2021 and 2020 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, June 30, 2021	$20	$—	$20
Charges to restructuring	1	1	2
Adjustments of accruals	(1)		(1)
Cash payments	(4)	(1)	(5)
Balance, September 30, 2021	$16	$—	$16

Balance, December 31, 2020	$30	$—	$30
Charges to restructuring	1	5	6
Adjustments of accruals	(4)		(4)
Cash payments	(10)	(5)	(15)
Currency impact	(1)		(1)
Balance, September 30, 2021	$16	$—	$16

At September 30, 2021, the accrued employee termination benefits include costs to reduce approximately 300 employees to be completed over the next year.

Cost to complete — The following table provides project-to-date and estimated future restructuring expenses for completion of our approved restructuring initiatives for our business segments at September 30, 2021.

	Expense Recognized
	Prior to 2021	2021	Total to Date	Future Cost to Complete
Commercial Vehicle	$41	$1	$42	$1

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs through 2021, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	September 30, 2021	December 31, 2020
Raw materials	$648	$473
Work in process and finished goods	989	752
Inventory reserves	(91)	(76)
Total	$1,546	$1,149

Cash, cash equivalents and restricted cash at —

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$220	$559	$956	$508
Restricted cash included in other current assets	8	5	7	6
Restricted cash included in other noncurrent assets	11	3	3	4
Total cash, cash equivalents and restricted cash	$239	$567	$966	$518

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first, second and third quarters of 2021. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Under the program, we spent $23 to repurchase 1,000,000 shares of our common stock during the third quarter of 2021 through open market transactions. Approximately $127 remained available for future share repurchases as of September 30, 2021.

Changes in equity —

	Three Months Ended September 30,
2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, June 30, 2021	$2	$2,420	$617	$(161)	$(1,007)	$68	$1,939
Net income			48			4	52
Other comprehensive income (loss)					(28)	—	(28)
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(8)	(8)
Redeemable noncontrolling interests adjustment to redemption value			(2)				(2)
Deconsolidation of non-wholly owned subsidiary						(8)	(8)
Common stock share repurchases				(23)			(23)
Stock compensation		5					5
Balance, September 30, 2021	$2	$2,425	$648	$(184)	$(1,035)	$56	$1,912

2020
Balance, June 30, 2020	$2	$2,390	$490	$(156)	$(1,082)	$76	$1,720
Net income			45			4	49
Other comprehensive income					12	11	23
Distributions to noncontrolling interests						(2)	(2)
Purchase of noncontrolling interests						1	1
Stock compensation		2					2
Balance, September 30, 2020	$2	$2,392	$535	$(156)	$(1,070)	$90	$1,793

	Nine Months Ended September 30,
2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2020	$2	$2,408	$530	$(156)	$(1,026)	$76	$1,834
Net income			172			9	181
Other comprehensive loss					(9)	(11)	(20)
Common stock dividends			(44)				(44)
Distributions to noncontrolling interests						(10)	(10)
Sale of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(10)				(10)
Deconsolidation of non-wholly owned subsidiary						(8)	(8)
Other						1	1
Common stock share repurchases				(23)			(23)
Stock compensation		17					17
Stock withheld for employee taxes				(5)			(5)
Balance, September 30, 2021	$2	$2,425	$648	$(184)	$(1,035)	$56	$1,912

2020
Balance, December 31, 2019	$2	$2,386	$622	$(150)	$(987)	$95	$1,968
Adoption of ASU 2016-13 credit losses, January 1, 2020			(1)				(1)
Net income (loss)			(71)			6	(65)
Other comprehensive income (loss)					(83)	1	(82)
Common stock dividends			(15)				(15)
Distributions to noncontrolling interests						(10)	(10)
Purchase of noncontrolling interests		1				(2)	(1)
Stock compensation		5					5
Stock withheld for employee taxes				(6)			(6)
Balance, September 30, 2020	$2	$2,392	$535	$(156)	$(1,070)	$90	$1,793

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, June 30, 2021	$(789)	$8	$(226)	$(1,007)
Other comprehensive income (loss):
Currency translation adjustments	(23)			(23)
Holding gains and losses		15		15
Reclassification of amount to net income (a)		(24)		(24)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			5	5
Tax expense			(1)	(1)
Other comprehensive income (loss)	(23)	(9)	4	(28)
Balance, September 30, 2021	$(812)	$(1)	$(222)	$(1,035)

Balance, June 30, 2020	$(855)	$9	$(236)	$(1,082)
Other comprehensive income (loss):
Currency translation adjustments	7			7
Holding gains and losses		(51)		(51)
Reclassification of amount to net income (a)		52		52
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			5	5
Tax expense			(1)	(1)
Other comprehensive income	7	1	4	12
Balance, September 30, 2020	$(848)	$10	$(232)	$(1,070)

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(802)	$9	$(233)	$(1,026)
Other comprehensive income (loss):
Currency translation adjustments	(10)			(10)
Holding gains and losses		43		43
Reclassification of amount to net income (a)		(51)		(51)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			14	14
Tax expense		(2)	(3)	(5)
Other comprehensive income (loss)	(10)	(10)	11	(9)
Balance, September 30, 2021	$(812)	$(1)	$(222)	$(1,035)

Balance, December 31, 2019	$(714)	$(30)	$(243)	$(987)
Other comprehensive income (loss):
Currency translation adjustments	(134)			(134)
Holding gains and losses		(29)		(29)
Reclassification of amount to net income (a)		68		68
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			15	15
Tax (expense) benefit		1	(4)	(3)
Other comprehensive income (loss)	(134)	40	11	(83)
Balance, September 30, 2020	$(848)	$10	$(232)	$(1,070)

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

(b) See Note 10 for additional details.

Note 7. Redeemable Noncontrolling Interests

Hydro-Québec holds direct 45% redeemable noncontrolling interest in Dana TM4 Inc. and Dana TM4 USA, LLC and indirect 45% ownership interests in Dana (Beijing) Electric Motor Co., Ltd., Dana TM4 Italia S.r.l., Ashwoods Innovations Ltd. and Dana TM4 India Private Limited (together Dana TM4). Hydro-Québec may put all, and not less than all, of its ownership interests in Dana TM4 to Dana at fair value. See Note 2 for additional information.

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	$194	$159	$180	$167
Capital contribution from redeemable noncontrolling interest	3	1	6	3
Sale of redeemable noncontrolling interest				7
Adjustment to redemption value	2		10
Other			(1)
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(2)	(4)	(10)	(25)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(2)	(4)	10	-
Balance, end of period	$195	$152	$195	$152

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) available to common stockholders - Numerator basic and diluted	$48	$45	$172	$(71)

Denominator:
Weighted-average common shares outstanding - Basic	144.8	144.5	145.0	144.4
Employee compensation-related shares, including stock options	1.4	0.7	1.4	—
Weighted-average common shares outstanding - Diluted	146.2	145.2	146.4	144.4

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.6 million and 1.6 million CSEs from the calculation of diluted earnings per share for the third quarters of 2021 and 2020 and excluded 0.8 million and 1.3 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.5 million for the year-to-date 2020 period since there was no net income available to common stockholders for that period.

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

During 2021, we received $5 of cash from the exercise of stock options related to 0.3 million shares, paid $2 of cash to settle RSUs and issued 0.5 million and 0.1 million shares of common stock based on the vesting of RSUs and PSUs, respectively. We recognized stock compensation expense of $6 and $2 during the third quarters of 2021 and 2020 and expense of $15 and $5 during the respective year-to-date periods. At September 30, 2021, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $29. This cost is expected to be recognized over a weighted-average period of 1.7 years.

On April 21, 2021, our stockholders approved the 2021 Omnibus Incentive Plan (the Plan), replacing the 2017 Omnibus Incentive Plan (the Prior Plan). The Plan authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and PSUs through April 2031. The maximum aggregate number of shares of common stock that may be issued under the Plan is 3.5 million shares of common stock plus the number of shares that remained available for new grants under the Prior Plan. Cash-settled awards do not count against the number of shares available for award under the Plan. At September 30, 2021, there were 6.0 million shares available for future grants. Shares of common stock to be issued under the Plan are made available from authorized and unissued Dana common stock.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension				OPEB
	2021		2020		2021	2020
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$3	$1	$6	$1	$1	$1
Expected return on plan assets	(7)	(1)	(9)	(1)
Service cost		15		2
Amortization of net actuarial loss	3	2	2	3
Net periodic benefit cost (credit)	$(1)	$17	$(1)	$5	$1	$1

Nine Months Ended September 30,
Interest cost	$10	$3	$16	$4	$2	$2
Expected return on plan assets	(20)	(2)	(26)	(3)
Service cost		19		6
Amortization of net actuarial loss	7	7	8	7
Net periodic benefit cost (credit)	$(3)	$27	$(2)	$14	$2	$2

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 11.  Marketable Securities

	September 30, 2021			December 31, 2020
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Certificates of deposit	$18	$—	$18	$21	$—	$21
Corporate securities	—	—	—	—	—	—
Total current marketable securities	$18	$—	$18	$21	$—	$21

Noncurrent marketable securities - Corporate securities	$—	$—	$—	$16	$33	$49

Certificates of deposit maturing in one year or less total $18 at  September 30, 2021.

We held $16 of convertible notes receivable from our investment in Hyliion Inc. On  October 1, 2020, Hyliion completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp., with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion was carried at fair value with changes in fair value included in other income (expense), net. Our investment in Hyliion was included in noncurrent marketable securities at December 31, 2020. The strategic partnership with Hyliion established Dana as the preferred supplier for e-propulsion systems to Hyliion as long as Dana maintained a minimum equity investment in Hyliion; in the second quarter of 2021, the partnership arrangement was modified whereby a minimum equity investment was no longer required, thereby we reclassified our investment to current assets on the balance sheet. During the third quarter of 2021, we sold all of our Hyliion shares.

Note 12. Financing Agreements

Long-term debt at —

	Interest Rate		September 30, 2021	December 31, 2020
Senior Notes due December 15, 2024	5.500%		$—	$425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*	—	375
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Notes due July 15, 2029	3.000%		376	—
Senior Notes due September 1, 2030	4.250%		400	—
Term B Facility			349	349
Other indebtedness			98	106
Debt issuance costs			(28)	(27)
			2,395	2,428
Less: Current portion of long-term debt			8	8
Long-term debt, less debt issuance costs			$2,387	$2,420

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

The Term B Facility bears interest based on, at our option, the Base Rate plus 1.25% or the Eurodollar rate plus 2.25%. We have elected to pay interest on our advances under Term Facility B at the Eurodollar Rate. The interest rate on the Term B Facility was 2.34%, inclusive of the applicable margins, as of September 30, 2021.

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

At  September 30, 2021, we had $52 of outstanding borrowings under the Revolving Facility and had utilized $21 for letters of credit. We had availability at September 30, 2021 under the Revolving Facility of $1,077 after deducting outstanding borrowings and the letters of credit.

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

Debt covenants — At September 30, 2021, we were in compliance with the covenants of our financing agreements. Under the Term B Facility, Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 13. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	September 30, 2021	December 31, 2020
Certificates of deposit	Marketable securities	2	$18	$21
Available-for-sale securities	Other noncurrent assets	1		49
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	7	15
Cash flow hedges	Other accrued liabilities	2	2	1
Undesignated	Accounts receivable - Other	2	3	2
Undesignated	Other accrued liabilities	2	1	1
Interest rate collars	Other accrued liabilities	2	2	7
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	47	128
Undesignated	Other noncurrent liabilities	2	18

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		September 30, 2021		December 31, 2020
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,338	$2,427	$2,376	$2,475

Interest rate derivatives — Our portfolio of derivative financial instruments periodically includes interest rate swaps and interest rate collars designed to mitigate our interest rate risk. As of September 30, 2021, no fixed-to-floating interest rate swaps are outstanding. We have outstanding interest rate collars with a notional value of $425 that will mature in December 2021. For interest rate collars, no payments or receipts are exchanged unless interest rates rise or fall in excess of a predetermined ceiling or floor rate.

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

The following fixed-to-fixed cross-currency swaps were outstanding at September 30, 2021:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $393 at September 30, 2021 and $386 at December 31, 2020. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,106 at September 30, 2021 and $1,118 at December 31, 2020.

The following currency derivatives were outstanding at September 30, 2021:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Canadian dollar	$107	$-	$107	Sep-2022
Euro	U.S. dollar, Hungarian forint, British pound, Swiss franc, Indian rupee, Mexican peso, Australian dollar, Chinese renminbi, Brazilian real, Japanese yen, New Zealand dollar, Canadian dollar, South African rand	59	111	170	Jan-2024
British pound	U.S. dollar, euro		3	3	Oct-2021
Swedish krona	euro		1	1	Oct-2021
South African rand	U.S. dollar, euro, Thai baht		7	7	Nov-2021
Thai baht	U.S. dollar	1		1	Dec-2021
Canadian dollar	U.S. dollar	3		3	Dec-2021
Brazilian real	U.S. dollar, euro	33	10	43	Aug-2022
Indian rupee	U.S. dollar, euro, British pound		49	49	Apr-2022
Chinese renminbi	U.S. dollar, euro, Canadian dollar		9	9	Oct-2021
Total forward contracts		203	190	393

U.S. dollar	euro	322	196	518	Nov-2027
Euro	U.S. dollar	400	188	588	Jun-2026
Total currency swaps		722	384	1,106
Total currency derivatives		$925	$574	$1,499

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	September 30, 2021	December 31, 2020	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$—	$9	$—
Collar	(2)	(6)	(2)
Cross-Currency Swaps		3
Total	$(2)	$6	$(2)

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended September 30, 2021
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$2,204	$1,998	$(4)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(3)	(1)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(21)

	Nine Months Ended September 30, 2021
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$6,672	$5,963	$(33)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		(8)	(3)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			(40)

	Three Months Ended September 30, 2020
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$1,994	$1,780	$(8)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income		3
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			49

	Nine Months Ended September 30, 2020
Derivatives Designated as Cash Flow Hedges	Net sales	Cost of sales	Other income (expense), net
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$4,998	$4,588	$(5)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income	1	15	1
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income			51

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

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$1	$—	Cost of sales
Foreign currency forward contracts	$2	$(2)	Other income (expense), net

	Amount of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Location of Gain or (Loss) Recognized in Income
Foreign currency forward contracts	$1	$—	Cost of sales
Foreign currency forward contracts	$(14)	$(8)	Other income (expense), net

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

Note 14. Commitments and Contingencies

Product liabilities — Accrued product liability costs were $2 at September 30, 2021 and $1 at December 31, 2020. We had also recognized amounts recoverable from third parties of $11 at September 30, 2021 and $11 at December 31, 2020. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $9 at September 30, 2021 and $10 at December 31, 2020. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	$95	$96	$98	$101
Amounts accrued for current period sales	9	12	28	26
Adjustments of prior estimates	(2)	(4)		(1)
Settlements of warranty claims	(7)	(11)	(20)	(32)
Divestitures			(10)
Currency impact		2	(1)	1
Balance, end of period	$95	$95	$95	$95

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

We reported an income tax expense of $20 and $16 for the third quarters of 2021 and 2020 and income tax expense of $56 and $34 for the respective year-to-date periods. Our effective tax rates were 28% and (46)% for the first nine months of 2021 and 2020. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefits of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. In the second quarter of 2020, we recorded an income tax expense of $56 for valuation allowances in foreign jurisdictions due to reduced income projections. Excluding these items, the effective tax rate would have been (45)% for the 2020 nine-month period. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Dividends of earnings from non-U.S. operations are generally no longer subjected to U.S. income tax. We continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amounts and sources of these earnings.

Note 17. Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Non-service cost components of pension and OPEB costs	$(2)	$(3)	$(7)	$(8)
Government grants and incentives	5	3	13	9
Foreign exchange gain (loss)	1	(2)	2	5
Strategic transaction expenses	(3)	(4)	(11)	(15)
Loss on investment in Hyliion	(6)		(20)
Loss on disposal group held for sale			(7)
Loss on de-designation of fixed-to-fixed cross currency swaps			(9)
Other, net	1	(2)	6	4
Other income (expense), net	$(4)	$(8)	$(33)	$(5)

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

We held convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion was included in marketable securities and carried at fair value with changes in fair value included in net income. During the third quarter of 2021, we sold all of our Hyliion shares. See Note 11 for additional information.

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

During October 2021, we signed a definitive sale-leaseback agreement on three of our U.S. manufacturing facilities. We will receive proceeds of $78 from the sale of the properties, which have a carrying value of $8, resulting in a $70 gain on the sale transaction. The initial term of the leaseback is 20 years and has eight 5-year renewal options. The renewal options are not reasonably assured of being executed and will not be included in the initial measurement of the right-of-use asset and lease liability. The leases on these facilities will be classified as operating leases with annual lease expense of $6 and total committed lease payments of $119 over the initial 20-year lease term. We expect the transaction to close in December 2021.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $8 and $8 recorded in other current assets and $40 and $45 recorded in other noncurrent assets at September 30, 2021 and December 31, 2020.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $37 and $27 at September 30, 2021 and December 31, 2020. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

Three Months Ended September 30, 2021	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
North America	$667	$181	$80	$122	$1,050
Europe	83	59	391	118	651
South America	47	116	4	7	174
Asia Pacific	121	40	152	16	329
Total	$918	$396	$627	$263	$2,204

Nine Months Ended September 30, 2021
North America	$1,999	$564	$218	$376	$3,157
Europe	324	192	1,248	372	2,136
South America	122	286	10	16	434
Asia Pacific	354	90	455	46	945
Total	$2,799	$1,132	$1,931	$810	$6,672

Three Months Ended September 30, 2020
North America	$694	$190	$60	$125	$1,069
Europe	94	50	321	112	577
South America	32	56	3	5	96
Asia Pacific	93	21	120	18	252
Total	$913	$317	$504	$260	$1,994

Nine Months Ended September 30, 2020
North America	$1,518	$510	$192	$310	$2,530
Europe	233	136	929	290	1,588
South America	72	153	7	12	244
Asia Pacific	235	53	307	41	636
Total	$2,058	$852	$1,435	$653	$4,998

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

Segment information —

	2021			2020
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$918	$39	$54	$913	$27	$89
Commercial Vehicle	396	25	20	317	21	17
Off-Highway	627	16	100	504	13	64
Power Technologies	263	6	38	260	6	34
Eliminations and other		(86)			(67)
Total	$2,204	$—	$212	$1,994	$—	$204

Nine Months Ended September 30,
Light Vehicle	$2,799	$126	$241	$2,058	$76	$140
Commercial Vehicle	1,132	73	53	852	49	32
Off-Highway	1,931	52	276	1,435	32	172
Power Technologies	810	18	111	653	13	63
Eliminations and other		(269)			(170)
Total	$6,672	$—	$681	$4,998	$—	$407

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Segment EBITDA	$212	$204	$681	$407
Corporate expense and other items, net	(2)	(3)	(4)	(6)
Depreciation	(92)	(88)	(272)	(257)
Amortization	(6)	(6)	(18)	(15)
Non-service cost components of pension and OPEB costs	(2)	(3)	(7)	(8)
Restructuring charges, net	(1)	(2)	(2)	(21)
Stock compensation expense	(6)	(2)	(15)	(5)
Strategic transaction expenses	(3)	(4)	(11)	(15)
Amounts attributable to previously divested/closed operations	(1)		(1)
Loss on investment in Hyliion	(6)		(20)
Impairment of goodwill				(51)
Loss on disposal group held for sale			(7)
Loss on de-designation of fixed-to-fixed cross currency swaps			(9)
Other items	1	(7)		(5)
Earnings before interest and income taxes	94	89	315	24
Loss on extinguishment of debt			(24)	(5)
Interest income	2	3	6	7
Interest expense	31	38	99	99
Earnings (loss) before income taxes	65	54	198	(73)
Income tax expense	20	16	56	34
Equity in earnings of affiliates	5	7	29	17
Net income (loss)	$50	$45	$171	$(90)

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts).

Equity method investments exceeding $5 at September 30, 2021 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$109
ROC-Spicer, Ltd.	50%	22
Axles India Limited	48%	10
Tai Ya Investment (HK) Co., Limited	50%	5
All others as a group		4
Investments in equity affiliates		150
Investments in affiliates carried at cost		24
Investments in affiliates		$174

On July 29, 2021, we acquired a 1% ownership interest in Switch Mobility Limited (Switch) for $18. Our investment in Switch will be carried at cost and included in the net assets of our Commercial Vehicle operating segment.

On July 7, 2021, we sold a portion of our ownership interest in Tai Ya Investment (HK) Co., Limited (Tai Ya) to China Motor Corporation (CMC), reducing our ownership interest in Tai Ya to 50%. In conjunction with the decrease in our ownership interest, the Tai Ya shareholders agreement was amended, eliminating our controlling financial interest in Tai Ya. Upon our loss of control, we recognized a de minimis loss to other income (expense), net on the deconsolidation of Tai Ya. The $4 fair value of our retained interest in Tai Ya was determined based on the share sale to CMC. Our retained investment in Tai Ya is being accounted for by applying the equity method. Our equity method investment in Tai Ya is included in the net assets of our Light Vehicle operating segment.

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint, which minimizes our exposure to individual market and segment declines. At September 30, 2021, we employed approximately 39,500 people, operated in 33 countries and had 141 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$918	41.7%	$913	45.8%	$2,799	42.0%	$2,058	41.2%
Commercial Vehicle	396	18.0%	317	15.9%	1,132	17.0%	852	17.0%
Off-Highway	627	28.4%	504	25.3%	1,931	28.9%	1,435	28.7%
Power Technologies	263	11.9%	260	13.0%	810	12.1%	653	13.1%
Total	$2,204		$1,994		$6,672		$4,998

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

We have accelerated hybridization and electrification through both core Dana technologies and targeted strategic acquisitions and are positioned today to lead the market. The ten recent investments in electrodynamic expertise and technologies combined with Dana’s longstanding mechatronics capabilities has allowed us to develop and deliver fully integrated e-Propulsion systems that are power-dense and achieve optimal efficiency through the integration of the components that we offer due to our mechatronics capabilities. With recent electric vehicle program awards, we are well on our way to achieving our growth objectives in this emerging market.

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Our Board of Directors authorized a $200 share repurchase program effective in 2018 which expires at the end of 2023. Through September 30, 2021, we have used cash of $73 to repurchase common shares under the program. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the global COVID-19 pandemic, we temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our existing common stock share repurchase program. With the impacts of the global COVID-19 pandemic largely behind us we resumed the declaration and payment of quarterly common stock dividends during the first quarter of 2021 and our share repurchase program in the third quarter of 2021.

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

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. Global light-truck volumes have seen steady growth over the last three years, with the largest gains being in North America. The impact of COVID-19 saw the global market contract by 13% from 2019 levels. Our current outlook for the full year of 2021 reflects global full-frame light-truck production being up 6% with all regions improving over 2020, but falling short of 2019 levels due to the continued global semiconductor chip shortage.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. The Class-8 truck market in North America experienced steady growth from 2017 through 2019, peaking at 345,000 trucks produced in 2019. Production of Class-8 trucks in 2020 was 38% below the record production in 2019 due to normal cycle dynamics and the impact of COVID-19. Our current outlook for 2021 is for stronger demand with production up 23% over the prior year driven by improving economic outlook and cyclical growth.

Medium-duty truck production in North America had grown steadily over the last several years before experiencing a 20% year-over-year decline from 2019 to 2020, primarily due to COVID-19. Our current outlook for 2021 is for a 3% increase in production over the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America had been slowly improving prior to the COVID-19 pandemic as economic conditions had started to stabilize. Pandemic and economic conditions drove a 22% decline in production in 2020. Our current 2021 outlook for South America is for a 64% increase in production as the region recovers from the impact of the pandemic and the age of existing vehicles drives a replacement cycle for new trucks. In contrast to the rest of the world, Asia Pacific, driven by China, did not experience lower truck production in 2020, but is expected to slow output by 5% in 2021 as production matches lower demand, primarily driven by India where the recovery from the pandemic has been slower than in China.

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

Foreign currency — With 55% of our year-to-date 2021 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and China accounted for 51% and 10% of our year-to-date 2021 non-U.S. sales, respectively, while India and Brazil each accounted for 9%. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in the first nine months of 2021, increasing sales by $157. A stronger euro, Chinese renminbi, South African rand and British pound were partially offset by a weaker Brazilian real.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first nine months of 2021 of approximately $85 are 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $29, including $11 of net fixed assets, at September 30, 2021. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Lower commodity prices increased year-over-year earnings in 2020 by approximately $37, as compared to year-over-year earnings reductions of $30 from higher commodity prices in 2019. Material recovery and other pricing actions decreased year-over-year earnings by $80 and $10 in 2020 and 2019, respectively. Higher commodity prices decreased year-over-year third-quarter and first-nine-months earnings in 2021 by $116 and $221, while lower commodity prices increased year-over-year earnings by $13 and $35 in the same periods last year. Material cost recovery and other pricing actions increased year-over-year third-quarter and first-nine-months earnings in 2021 by $66 and $100, where as material cost recovery and other pricing actions decreased year-over-year earnings by $18 and $69 in the same periods last year.

Sales, Earnings and Cash Flow Outlook

	2021 Outlook	2020	2019
Sales	$8,800 - $9,000	$7,106	$8,620
Adjusted EBITDA	$815 - $875	$593	$1,019
Net cash provided by operating activities (% of sales)	~9.5%	$386	$637
Discretionary pension contributions	$ —	$—	$61
Purchases of property, plant and equipment (% of sales)	~4.0%	$326	$426
Adjusted Free Cash Flow (% of sales)	~1.0%	$60	$272

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

Our 2021 sales outlook range has been narrowed to $8,800 to $9,000. We currently expect sales will be near the mid point of the range reflecting strong end-market demand, an increased currency tail wind and additional material cost recovery. We have lowered our full year 2021 adjusted EBITDA outlook to $815 to $875. Adjusted EBITDA Margin is expected to be 9.5%, a 120 basis-point improvement over 2020, reflecting higher margin net new business and the benefit of year-over-year operational efficiencies being muted by continued global-supply-chain disruptions, labor shortages at certain of our facilities, constrained customer production due to the global semiconductor chip shortage and increased investment to support our electrification strategy. In addition, we anticipate higher commodity costs to be largely offset by material recovery and other pricing actions. We now expect to generate adjusted free cash flow of approximately $90, or approximately 1.0% of our sales for 2021. The benefit of higher year-over-year adjusted EBITDA will be partially offset by higher working capital requirements as we carry elevated levels of inventory, helping to mitigate continued global-supply-chain disruptions as well as labor shortages at certain of our facilities, ensuring continuous supply for our customers. We continue to forecast an elevated level of capital spending supporting new customer programs, as spending on certain projects was deferred during 2020 in response the global COVID-19 pandemic.

Among our operational and strategic initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business received that will be launching in the future and adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At September 30, 2021, our sales backlog of net new business for the 2021 through 2022 period was $700. We expect to realize $500 of our sales backlog in 2021, with incremental sales backlog of $200 being realized in 2022. Our sales backlog is evenly balanced between electric-vehicle and traditional ICE-vehicle content.

Summary Consolidated Results of Operations (Third Quarter, 2021 versus 2020)

	Three Months Ended September 30,
	2021		2020
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,204		$1,994		$210
Cost of sales	1,998	90.7%	1,780	89.3%	218
Gross margin	206	9.3%	214	10.7%	(8)
Selling, general and administrative expenses	103	4.7%	111	5.6%	(8)
Amortization of intangibles	4		4		—
Restructuring charges, net	1		2		(1)
Other income (expense), net	(4)		(8)		4
Earnings before interest and income taxes	94		89		5
Interest income	2		3		(1)
Interest expense	31		38		(7)
Earnings before income taxes	65		54		11
Income tax expense	20		16		4
Equity in earnings of affiliates	5		7		(2)
Net income	50		45		5
Less: Noncontrolling interests net income	4		4		—
Less: Redeemable noncontrolling interests net loss	(2)		(4)		2
Net income attributable to the parent company	$48		$45		$3

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	September 30,			Amount of Change Due To
	2021	2020	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,050	$1,069	$(19)	$3	$4	$(26)
Europe	651	577	74	8		66
South America	174	96	78	4		74
Asia Pacific	329	252	77	7	(14)	84
Total	$2,204	$1,994	$210	$22	$(10)	$198

Sales in 2021 were $210 higher than in 2020. Stronger international currencies increased sales by $22, principally due to a stronger Chinese renminbi, Brazilian real, South African rand and British pound. The organic sales increase of $198, or 10%, resulted from improved heavy-vehicle market demand and the conversion of sales backlog. Pricing actions, including material commodity price and inflationary costs adjustments, increased sales by $66.

The North America organic sales decrease of 2% was driven principally by weaker light- and medium-duty truck production volumes and lower light-vehicle engine production levels, partially offset by higher heavy-duty truck production and the conversion of sales backlog. Third quarter full-frame light-truck production was down 16%, Classes 5-7 were down 15% and Class 8 was up 6% compared with the third quarter of 2020. Light-vehicle engine production was down 20% compared with the third quarter of 2020. Excluding currency effects, sales in Europe were up 11% compared with 2020. With our significant Off-Highway presence in the region, stronger construction/mining and agricultural markets were a major factor. Organic sales in this operating segment were up 23% compared with the third quarter of 2020. A 15% decrease in year-over-year light-duty truck production levels and a 21% decrease in year-over-year light-vehicle engine production levels tempered our organic European sales increase. Excluding currency effects, third quarter sales in South America increased 77% compared to 2020 due primarily to improved light- and medium/heavy-duty truck production. Third-quarter light-truck production was up 7% and medium/heavy-truck production was up 78%. Excluding currency effects and the impact of divestitures, sales in Asia Pacific increased 33% compared to 2020 due to a stronger construction/mining market. The global semiconductor chip shortage impacted our third-quarter 2021 sales as customers of some of our more significant programs were forced to take down time during the quarter.

Cost of sales and gross margin — Cost of sales for the third quarter of 2021 increased $218, or 12% when compared to 2020. Cost of sales as a percent of sales was 140 basis points higher than in the previous year. Incremental margins provided by increased sales volumes were offset by higher year-over-year commodity costs of $116, higher standard freight costs of $18 and incremental investment in electrification initiatives. Commodity cost increases are being driven by higher prices for certain grades of steel and aluminum. Year-over-year freight cost increases are primarily due to higher freight rates, driven by container shortages and port congestions due to pandemic-related operational disruptions. Continued material cost savings and supplier recoveries provided a partial offset, reducing costs of sales by approximately $28.

Gross margin of $206 for 2021 decreased $8 from 2020. Gross margin as a percent of sales was 9.3% in 2021, 140 basis points lower than in 2020. The degradation of gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Gross margin during the third quarter of 2021 was negatively impacted by costs associated with continued global supply chain disruptions and operational inefficiencies driven by labor shortages at certain of our facilities and customer down time resulting from the global semiconductor chip shortage. In addition, gross margin during the third quarter of 2021 was negatively impacted by material cost recovery mechanisms with our customers lagging material cost increases charged by our suppliers by approximately 90 days.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2021 were $103 (4.7% of sales) as compared to $111 (5.6% of sales) in 2020. SG&A expenses were $8 lower in 2021 primarily due to lower incentive compensation, partially offset by higher salaried employee wages and benefits, travel expenses and professional fees.

Amortization of intangibles — Amortization expense was $4 in both 2021 and in 2020.

Restructuring charges, net — Net restructuring charges of $1 and $2 in the third quarter of 2021 and 2020, respectively, were primarily comprised of exit costs related to previously announced actions.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	September 30,
	2021	2020
Non-service cost components of pension and OPEB costs	$(2)	$(3)
Government grants and incentives	5	3
Foreign exchange gain (loss)	1	(2)
Strategic transaction expenses	(3)	(4)
Loss on investment in Hyliion	(6)
Other, net	1	(2)
Other income (expense), net	$(4)	$(8)

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

We held convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion was included in marketable securities and carried at fair value with changes in fair value included in net income. During the third quarter of 2021, we sold all of our Hyliion shares.

Interest income and interest expense — Interest income was $2 in 2021 and $3 in 2020. Interest expense decreased from $38 in 2020 to $31 in 2021, primarily due to lower debt levels and to a lesser extent lower interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 4.9% in 2021 and 5.1% in 2020.

Income tax expense — We reported income tax expense of $20 and $16 for 2021 and 2020, respectively. Our effective tax rates were 31% and 30% for the third quarter of 2021 and 2020. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

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

Equity in earnings of affiliates — Net earnings from equity investments was $5 in 2021 and $7 in 2020. Equity in earnings from DDAC was $3 in 2021 and $6 in 2020. Equity earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $1 in 2020. On October 1, 2020 we sold our 20% ownership interest in BSFB to Bendix Commercial Vehicle Systems LLC.

Summary Consolidated Results of Operations (Year-to-Date, 2021 versus 2020)

	Nine Months Ended September 30,
	2021		2020
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$6,672		$4,998		$1,674
Cost of sales	5,963	89.4%	4,588	91.8%	1,375
Gross margin	709	10.6%	410	8.2%	299
Selling, general and administrative expenses	348	5.2%	299	6.0%	49
Amortization of intangibles	11		10		1
Restructuring charges, net	2		21		(19)
Impairment of goodwill			(51)		51
Other income (expense), net	(33)		(5)		(28)
Earnings before interest and income taxes	315		24		291
Loss on extinguishment of debt	(24)		(5)		(19)
Interest income	6		7		(1)
Interest expense	99		99		—
Earnings (loss) before income taxes	198		(73)		271
Income tax expense	56		34		22
Equity in earnings of affiliates	29		17		12
Net income (loss)	171		(90)		261
Less: Noncontrolling interests net income	9		6		3
Less: Redeemable noncontrolling interests net loss	(10)		(25)		15
Net income (loss) attributable to the parent company	$172		$(71)		$243

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended
	September 30,			Amount of Change Due To
	2021	2020	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$3,157	$2,530	$627	$9	$7	$611
Europe	2,136	1,588	548	125	2	421
South America	434	244	190	(12)		202
Asia Pacific	945	636	309	35	(26)	300
Total	$6,672	$4,998	$1,674	$157	$(17)	$1,534

Sales in 2021 were $1,674 higher than in 2020. Stronger international currencies increased sales by $157, principally due to a stronger euro, Chinese renminbi, South African rand and British pound, partially offset by a weaker Brazilian real. The organic sales increase of $1,534, or 31%, resulted from improved overall market demand and the conversion of sales backlog. Pricing actions, including material commodity price and inflationary costs adjustments, increase sales by $100.

The North America organic sales increase of 24% was driven principally by stronger light-, medium- and heavy-duty truck production volumes, higher-light vehicle engine production levels and the conversion of sale backlog. First-nine-months full-frame light-truck production was up 20%, Classes 5-7 were up 8% and Class 8 was up 33% compared with the first nine months of 2020. Light-vehicle engine production was up 10% compared with the first nine months of 2020. Excluding currency effects and the impact of acquisitions, sales in Europe were up 27% compared with 2020. With our significant Off-Highway presence in the region, stronger construction/mining and agricultural markets were a major factor. Organic sales of this operating segment were up 29% compared with the first nine months of 2020. A 10% increase in year-over-year light-vehicle engine production levels also contributed to our organic European sales increase. Excluding currency effects, first-nine-months sales in South America increased 83% compared to 2020 due primarily to improved light- and medium/heavy-duty truck production. First-nine-months 2021 light-truck production was up 58% and medium/heavy-truck production was up 95%. Excluding currency effects and the impact of divestitures, sales in Asia Pacific increased 47% compared to 2020 due to improved light-truck production and stronger construction/mining and agricultural markets. First-nine-months 2021 light-truck production was up 12%. The global semiconductor chip shortage impacted our first-nine-months 2021 sales as customers of some of our more significant programs were forced to take down time during the second and third quarters.

Cost of sales and gross margin — Cost of sales for the first nine months of 2021 increased $1,375, or 30% when compared to 2020. Cost of sales as a percent of sales was 240 basis points lower than in the previous year. Incremental margins provided by increased sales volumes were partially offset by higher year-over-year commodity costs of $221, higher standard and premium freight costs of $61 and incremental investment in electrification initiatives. Commodity cost increases are being driven by higher prices for certain grades of steel and aluminum. Year-over-year freight cost increases are primarily due to higher freight rates, driven by container shortages and port congestions due to pandemic-related operational disruptions, and the incurrence of premium freight to support customer demand levels. Continued material cost savings and supplier recoveries provided a partial offset, reducing costs of sales by approximately $104.

Gross margin of $709 for 2021 increased $299 from 2020. Gross margin as a percent of sales was 10.6% in 2021, 240 basis points higher than in 2020. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Gross margin during the nine months of 2021 was negatively impacted by costs associated with continued global supply chains disruptions and operational inefficiencies driven by labor shortages at certain of our facilities and customer down time resulting from the global semiconductor chip shortage. In addition, gross margin during the first nine months of 2021 was negatively impacted by material cost recovery mechanisms with our customers lagging material cost increases charged by our suppliers by approximately 90 days.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2021 were $348 (5.2% of sales) as compared to $299 (6.0% of sales) in 2020. SG&A expenses were $49 lower in 2020 primarily due to lower incentive compensation and lower salaried employee wages and benefits expenses and professional fees resulting from austerity measures taken in response to the global COVID-19 pandemic.

Amortization of intangibles — Amortization expense was $11 in 2021 and $10 in 2020. The increase in amortization expense is primarily due to higher levels of intangible assets as the result of acquisition activity.

Restructuring charges, net — Net restructuring charges were $2 in 2021 and $21 in 2020. Restructuring charges in 2020 were comprised of severance and benefit costs primarily related to headcount reductions across our operations in response to the global COVID-19 pandemic and exit costs related to previously announced actions.

Impairment of goodwill  — During the first quarter of 2020, we recorded a $51 goodwill impairment charge. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Nine Months Ended
	September 30,
	2021	2020
Non-service cost components of pension and OPEB costs	$(7)	$(8)
Government grants and incentives	13	9
Foreign exchange gain	2	5
Strategic transaction expenses	(11)	(15)
Loss on investment in Hyliion	(20)
Loss on disposal group held for sale	(7)
Loss on de-designation of fixed-to-fixed cross currency swaps	(9)
Other, net	6	4
Other income (expense), net	$(33)	$(5)

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

We held convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion was included in marketable securities and carried at fair value with changes in fair value included in net income. During the third quarter of 2021, we sold all of our Hyliion shares.

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

Interest income and interest expense — Interest income was $6 in 2021 and $7 in 2020. Interest expense was $99 in both 2021 and 2020, with lower debt levels in 2021 offset by higher interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.3% in 2021 and 4.9% in 2020. The year-over-year increase in our average effective interest rate is primarily attributable to the issuance of $400 of our 5.625% June 2028 Notes and an additional $100 of our 5.375% November 2027 Notes during the second quarter of 2020 and the pay down our Term A Facility, which bore interest at an average of 2.65% during the first nine months of 2020, in the fourth quarter of 2020.

Income tax expense  — We reported income tax expense of $56 and $34 for the first nine months of 2021 and 2020, respectively. Our effective tax rates were 28% and (46)% for the first nine months of 2021 and 2020. During the first quarter of 2020, a pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. Also, during the first quarter of 2020, we recorded tax benefits of $37 related to tax actions that adjusted federal tax credits, tax expense of $2 to record additional valuation allowance in the U.S. based on reduced income projections, and tax expense of $4 to record valuation allowances in foreign jurisdictions due to reduced income projections. In the second quarter of 2020 we recorded an income tax expense of $56 for valuation allowances in foreign jurisdictions due to reduced income projections. Excluding these items, the effective tax rate would have been (45)% for the first nine months of 2020. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

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

Equity in earnings of affiliates — Net earnings from equity investments was $29 in 2021 and $17 in 2020. Equity in earnings from DDAC was $24 in 2021 and $14 in 2020. DDAC's operations located in China's Hubei province, the center of the initial COVID-19 outbreak, were shut down the entire month of February 2020. Production was permitted to resume in March 2020. Equity earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $4 in 2020. On October 1, 2020 we sold our 20% ownership interest in BSFB to Bendix Commercial Vehicle Systems LLC.

Segment Results of Operations (2021 versus 2020)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$913	$89	9.7%	$2,058	$140	6.8%
Volume and mix	(12)	(6)		691	151
Divestitures	(9)	(1)		(16)	(1)
Performance	22	(28)		32	(52)
Currency effects	4			34	3
2021	$918	$54	5.9%	$2,799	$241	8.6%

Light Vehicle sales in the third quarter and first nine months of 2021, exclusive of currency effects and the impact of divestitures, were 1% and 35% higher than the same period of 2020 reflecting weaker global markets in the third quarter of 2021, improved global markets in the first nine months of 2021, and the conversion of sales backlog in both periods. First-half 2020 sales were significantly impacted by the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Year-over-year North America full-frame light-truck production decreased 16% in this year’s third quarter while light-truck production in Europe and Asia Pacific decreased 15% and 14%, respectively, while light-truck production in South America increased 7%. Year-over-year North America full-frame light-truck production increased 20% in this year’s first nine months while light-truck production in Europe, South America and Asia Pacific increased 19%, 58% and 12%, respectively. Net customer pricing and cost recovery actions further increased year-over-year sales by $14 and $16 in this year’s third quarter and first nine months, respectively. The global semiconductor chip shortage impacted our third-quarter and first-nine months 2021 sales as customers of some of our more significant programs were forced to take down time during the second and third quarters.

Light Vehicle third-quarter 2021 segment EBITDA decreased by $35 from last year, with first-nine-months earnings higher by $101. Lower sales volumes decreased year-over-year earnings by $6 (50.0% decremental margin) in the third quarter of 2021. Higher sales volumes provided a year-over-year benefit of $151 (21.9% incremental margin) in the first nine months of 2021. Year-over-year performance-related earnings decreases in the third quarter were driven by commodity cost increases of $53, higher standard freight costs of $5, operational inefficiencies of $4, higher program launch costs of $3 and benefits of austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $2. Offsetting these performance-related decreases were net customer pricing and material cost recovery actions of $14, material cost savings and supplier recoveries of $13, lower incentive compensation of $6, lower premium freight costs of $4 and lower warranty costs of $2. The year-over-year performance-related earnings decrease in the first nine months was driven by commodity cost increases of $101, higher standard freight costs of $21, higher program launch costs of $6, benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $5 and $8, respectively and higher warranty costs of $3. Partially offsetting these performance-related decreases were material cost savings and supplier recoveries of $61, net customer pricing and material cost recovery actions of $16, operational efficiencies of $14 and lower premium freight costs of $1.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$317	$17	5.4%	$852	$32	3.8%
Volume and mix	51	13		229	62
Acquisitions/Divestitures	(1)	1		(2)	1
Performance	23	(11)		44	(43)
Currency effects	6			9	1
2021	$396	$20	5.1%	$1,132	$53	4.7%

Commercial Vehicle sales in the third quarter and first nine months of 2021, exclusive of currency effects and the impact of acquisitions and divestitures, were 23% and 32% higher than the same period of 2020 reflecting mixed global markets in the third quarter of 2021, improved global markets in the first nine months of 2021, and the conversion of sales backlog in both periods. First-half 2020 sales were significantly impacted by the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Year-over-year North America Class 8 production was up 6% and Classes 5-7 were down 15% in this year’s third quarter. Year-over-year North America Class 8 production was up 33% and Classes 5-7 were up 8% in the first nine months of this year. Year-over-year medium/heavy-truck production in Europe and South America were up 3% and 78%, respectively, while production in Asia Pacific was down 39% in this year’s third quarter. Year-over-year medium/heavy-truck production in Europe, South America and Asia Pacific were up 16%, 95% and 5%, respectively, in the first nine months of this year. Net customer pricing and cost recovery actions further increased year-over-year sales by $28 and $52 in this year’s third quarter and first nine months, respectively. The global semiconductor chip shortage impacted our third-quarter and first-nine months 2021 sales as customers of some of our more significant programs were forced to take down time during the second and third quarters.

Commercial Vehicle third-quarter 2021 segment EBITDA increased by $3 from last year, with first-nine-months earnings higher by $21. Higher sales volumes provided a year-over-year benefit of $13 (25.5% incremental margin) and $62 (27.1% incremental margin) in the third quarter and first nine months of 2021. The year-over-year performance-related earnings decrease in the third quarter was driven by commodity cost increases of $31, operational inefficiencies of $9, higher standard and premium freight costs of $8 and benefits of austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $1. Partially offsetting these performance-related decreases were net customer pricing and material cost recovery actions of $28, material cost savings of $5, lower incentive compensation of $4 and lower warranty costs of $1. The year-over-year performance-related earnings decrease in the first nine months was driven by commodity cost increases of $60, higher standard and premium freight costs of $24, operational inefficiencies of $14 and benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $2 and $9, respectively. Partially offsetting these performance-related decreases were net customer pricing and material cost recovery actions of $52, material cost savings of $13 and lower warranty costs of $1.

Off-Highway

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$504	$64	12.7%	$1,435	$172	12.0%
Volume and mix	91	20		380	94
Acquisitions				1	(1)
Performance	24	15		29	2
Currency effects	8	1		86	9
2021	$627	$100	15.9%	$1,931	$276	14.3%

Off-Highway sales in the third quarter and first nine months of 2021, exclusive of currency effects and the impact of acquisitions, were 23% and 29% higher than the same period of 2020 reflecting improved global markets and the conversion of sales backlog. Year-over-year global construction/mining and agricultural equipment markets reflected marked improvement. Net customer pricing and cost recovery actions further increased year-over-year sales by $21 and $28 in this year’s third quarter and first nine months, respectively.

Off-Highway third-quarter 2021 segment EBITDA increased by $36 from last year, with first-nine-months earnings higher by $104. Higher sales volumes provided a year-over-year benefit of $20 (22.0% incremental margin) and $94 (24.7% incremental margin) in the third quarter and first nine months of 2021. The year-over-year performance-related earnings increase in the third quarter was driven by net customer and material cost recovery actions of $21, operational efficiencies of $17, material cost savings of $8 and lower incentive compensation of $4. Partially offsetting these performance-related increases were commodity cost increases of $23, higher standard and premium freight costs of $6, higher warranty costs of $5 and benefits of austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $1. The year-over-year performance-related earnings increase in the first nine months was driven by net customer and material cost recovery actions of $28, material cost savings of $23 and operational efficiencies of $22. Partially offsetting these performance-related increases were commodity cost increases of $44, higher standard and premium freight costs of $9, benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $1 and $12, respectively, and higher warranty costs of $5.

Power Technologies

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2020	$260	$34	13.1%	$653	$63	9.6%
Volume and mix	(10)	(3)		119	43
Performance	9	6		10	2
Currency effects	4	1		28	3
2021	$263	$38	14.4%	$810	$111	13.7%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in the third quarter of 2021, exclusive of currency effects, were flat compared to the same period last year. Sales in the first nine months of 2021, exclusive of currency effects, were 20% higher than the same period of 2020 reflecting improved global markets and the conversion of sales backlog. First-half 2020 sales were significantly impacted by the rapid dissipation in customer demand resulting from the global COVID-19 pandemic. Year-over-year North America, Europe, South America and Asia Pacific light-vehicle engine production was down 20%, 21%, 20% and 15%, respectively, in this year’s third quarter. Year-over-year North America, Europe, South America and Asia Pacific light-vehicle engine production was up 10%, 10%, 23% and 10%, respectively, in the first nine months of this year. Net customer pricing and cost recovery actions further increased year-over-year sales by $3 and $4 in this year’s third quarter and first nine months, respectively. The global semiconductor chip shortage impacted our third-quarter and first-nine months 2021 sales as customers were forced to take down time during the second and third quarters.

Power Technologies third-quarter 2021 segment EBITDA increased by $4 from last year, with first-nine-months earnings higher by $48. Lower sales volumes decreased year-over-year earnings by $3 (30.0% decremental margin) in the third quarter of 2021. Higher sales volumes provided a year-over-year benefit of $43 (36.1% incremental margin) in the first nine months of 2021. The year-over-year performance-related earnings increase in the third quarter was driven by operational efficiencies of $8, net customer pricing and material recovery actions of $3, lower incentive compensation of $3, material cost savings of $2 and lower warranty costs of $2. Partially offsetting these performance-related increases were commodity cost increases of $9 and higher standard and premium freight costs of $3. The year-over-year performance-related earnings increase in the first nine months was driven by operational efficiencies of $21, material cost savings of $7, net customer pricing and material cost recovery actions of $4 and lower warranty costs of $4. Partially offsetting these performance-related increases were commodity cost increases of $16, higher standard and premium freight costs of $8, benefits of the CARES Act and austerity measures taken in response to the global COVID-19 pandemic during 2020 not repeating in 2021 of $1 and $7, respectively, and higher incentive compensation of $2.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$50	$45	$171	$(90)
Equity in earnings of affiliates	5	7	29	17
Income tax expense	20	16	56	34
Earnings (loss) before income taxes	65	54	198	(73)
Depreciation and amortization	98	94	290	272
Restructuring charges, net	1	2	2	21
Interest expense, net	29	35	93	92
Loss on extinguishment of debt			24	5
Impairment of goodwill				51
Loss on investment in Hyliion	6		20
Loss on disposal group held for sale			7
Loss on de-designation of fixed-to-fixed cross currency swaps			9
Other*	11	16	34	33
Adjusted EBITDA	$210	$201	$677	$401
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

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$(75)	$321	$19	$195
Purchases of property, plant and equipment	(95)	(60)	(228)	(181)
Free cash flow	(170)	261	(209)	14
Discretionary pension contribution	—	—	—	—
Adjusted free cash flow	$(170)	$261	$(209)	$14

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at September 30, 2021:

Cash and cash equivalents	$220
Less: Deposits supporting obligations	—
Available cash	220
Additional cash availability from Revolving Facility	1,077
Marketable securities	18
Total liquidity	$1,315

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had availability of $1,077 at September 30, 2021 under the Revolving Facility after deducting $52 of outstanding borrowings and $21 of outstanding letters of credit.

The components of our September 30, 2021 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$39	$111	$150
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	67	70
Consolidated cash balance	$42	$178	$220

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

At September 30, 2021, we were in compliance with the covenants of our financing agreements. Under the Term B Facility, the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Term B  Facility and the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

From time to time, depending upon market, pricing and other conditions, as well as our cash balances and liquidity, we may seek to acquire our senior notes or other indebtedness or our common stock through open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash, securities or other consideration. In addition, we may enter into sale-leaseback transactions related to certain of our real estate holdings. There can be no assurance that we will pursue any such transactions in the future, as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing and governance documents.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Nine Months Ended
	September 30,
	2021	2020
Cash used for changes in working capital	$(501)	$(50)
Other cash provided by operations	520	245
Net cash provided by operating activities	19	195
Net cash used in investing activities	(260)	(193)
Net cash provided by (used in) financing activities	(71)	466
Net increase (decrease) in cash, cash equivalents and restricted cash	$(312)	$468

Operating activities — Exclusive of working capital, other cash provided by operations was $520 in 2021 and $245 in 2020. The year-over-year increase is primarily attributable to higher operating earnings.

Working capital used cash of $501 and $50 in 2021 and 2020. Cash of $253 and $120 was used to finance receivables in 2021 and 2020, respectively. The higher level of cash used to finance receivables in 2021 is due to higher year-over-year third quarter sales driven by strong heavy-vehicles markets. Cash of $441 was used to fund higher inventory levels during 2021, while cash of $105 was provided by lower inventory levels in 2020. We are carrying higher levels of inventory in 2021 to mitigate continued global-supply-chain disruptions as well as labor shortages at certain of our facilities, ensuring continuous supply for our customers. The cash generated by lower inventory levels in 2020 was due primarily to actions taken to reduce inventory levels, preserving working capital, in response to the global COVID-19 pandemic. Increases in accounts payable and other net liabilities provided cash of $193 in 2021, while decreases in accounts payable and other net liabilities used cash of $35 in 2020. The increase in accounts payable and other net liabilities in 2021 was principally driven by higher raw material purchases in the second and third quarters.

Investing activities — Expenditures for property, plant and equipment were $228 and $181 during 2021 and 2020. During 2020, capital spending was delayed where and when appropriate in response to the global COVID-19 pandemic. During 2021, we paid $17, net of cash acquired, to acquire an additional 51% interest in Pi Innovo. The acquisition of the additional ownership interest provides us with a 100% ownership interest in Pi Innovo. During the first quarter of 2020, we paid $8 to acquire Curtis' 35.4% ownership interest in Ashwoods. The acquisition of Curtis's interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a controlling financing interest in Ashwoods. During 2021, we acquired a 1% ownership interest in Switch Mobility Limited for $18. During 2021, we sold all of our Hyliion shares for $29. During 2020, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities. In 2021 we de-designated the fixed-to-fixed cross currency swaps associated with our June 2026 Notes and settled certain of the fixed-to-fixed cross currency swaps resulting in a net cash outflow of $22.

Financing activities — During 2021, we had net borrowings of $52 on our Revolving Facility. During 2021, we completed the issuance of €325 of our July 2029 Notes and $400 of our September 2030 Notes, paying financing costs of $11. Also during 2021, we redeemed all $375 of our June 2026 Notes and all $425 of our December 2024 Notes, paying redemption premiums of $21. During 2021, we paid financing costs of $2 to amend our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending its maturity to March 25, 2026. During 2020, we completed the issuance of $400 of our June 2028 Notes and the issuance of an additional $100 of our November 2027 Notes, paying financing costs of $8. During 2020, we entered a $500 bridge facility, paying financing costs of $5. We subsequently terminated the bridge facility. We used $44 and $15 for dividend payments to common stockholders during 2021 and 2020. We used cash of $23 to repurchase common shares under our share repurchase program in 2021. During the second quarter of 2020, we temporarily suspended the declaration and payment of dividends to common stockholders and temporarily suspended the repurchase of common stock under our existing common stock repurchase program in response to the global COVID-19 pandemic. Distributions to noncontrolling interests totaled $10 in both 2021 and 2020. During 2020, Hydro-Québec paid us $7 to acquire an indirect 45% ownership interest in Ashwoods. During 2021, we sold a portion of our ownership interest in Tai Ya Investment (HK) Co., Limited (Tai Ya) to China Motor Corporation, reducing our ownership interest in Tai Ya to 50%. In conjunction with the decrease in our ownership interest, the Tai Ya shareholders agreement was amended, eliminating our controlling financial interest in Tai Ya. Upon our loss of control, we deconsolidated Tai Ya, including $6 of cash and cash equivalents.

Off-Balance Sheet Arrangements

There have been no material changes at September 30, 2021 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2020 Form 10-K.

Contractual Obligations

During the second quarter of 2021, we completed the sale of $400 of our September 2030 Notes and €325 of our July 2029 Notes and redeemed all $425 of our December 2024 Notes and all $375 of our June 2026 Notes. See Note 12 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2020 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2020 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the nine months ended September 30, 2021. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first nine months of 2021.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factor "Labor stoppages or work slowdowns at Dana, key suppliers or our customers could result in a disruption in our operations and have a material adverse effect on our business." disclosed in Item 1A of our 2020 Form 10-K has been updated to read as follows:

Labor stoppages or work slowdowns at Dana, key suppliers or our customers could result in a disruption in our operations and have a material adverse effect on our business.

We and our customers rely on our respective suppliers to provide parts needed to maintain production levels. We all rely on workforces represented by labor unions. Workforce disputes that result in work stoppages or slowdowns could disrupt operations of all of these businesses, which in turn could have a material adverse effect on the supply of, or demand for, the products we supply to our customers.

Labor agreements with United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) and United Steelworkers (USW) represented employees at certain of our U.S. facilities expired in August 2021. Represented employees have continued to work while Dana and representatives from the UAW and USW continued good faith negotiations. A tentative agreement for new multi-year labor agreements has been reached by the parties. The agreements are subject to the ratification process by both unions, the result of which is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $127 remained available under the program for future share repurchases as of September 30, 2021. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we used cash of $23 to repurchase 1,000,000 shares of our common stock during the third quarter of 2021.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July	Common				$150
August	Common	1,000,000	$23.37	1,000,000	$127
September	Common				$127

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	October 26, 2021	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President and
Chief Financial Officer