Form 10-K
period 2021-12-31
DANA INC
filed 2022-02-23
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2021 was $3,427,789,195.

There were 144,255,534 shares of the registrant's common stock outstanding at January 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on April 20, 2022 are incorporated by reference into Part III.

DANA INCORPORATED

FORM 10-K

YEAR ENDED December 31, 2021

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

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana Incorporated (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. From axles, driveshafts, and transmissions to electrodynamic, thermal, sealing and digital solutions, the company enables the propulsion of conventional, hybrid, and electric-powered vehicles by supplying nearly every major vehicle and engine manufacturer in the world. We also serve the stationary industrial market. As of December 31, 2021 we employed approximately 40,200 people, operated in 32 countries and had 139 major facilities around the world.

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

External sales by operating segment for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021		2020		2019
	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Light Vehicle	$3,773	42.2%	$3,038	42.8%	$3,609	41.9%
Commercial Vehicle	1,532	17.1%	1,185	16.7%	1,599	18.5%
Off-Highway	2,593	29.0%	1,966	27.6%	2,372	27.5%
Power Technologies	1,047	11.7%	917	12.9%	1,040	12.1%
Total	$8,945		$7,106		$8,620

Refer to Segment Results of Operations in Item 7 and Note 21 to our consolidated financial statements in Item 8 for further financial information about our operating segments.

Our business is diversified across end-markets, products and customers. The following table summarizes the markets, products and largest customers of each of our operating segments as of December 31, 2021:

Segment	Markets	Products	Largest Customers

Light Vehicle	Light vehicle market:	Axles	Ford Motor Company
	Light trucks (full frame)	Driveshafts	Stellantis N.V.*
	Sport utility vehicles	Electric, hybrid and ICE	Renault-Nissan-Mitsubishi
	Crossover utility vehicles	transmissions	Alliance
	Vans	e-Axles	Toyota Motor Corporation
	Passenger cars	Electrodynamic and	Tata Motors / Jaguar Land
		drivetrain components	Rover
General Motors Company

Commercial Vehicle	Medium/heavy vehicle market:	Axles	PACCAR Inc
	Medium duty trucks	Driveshafts	Traton SE
	Heavy duty trucks	e-Axles	AB Volvo
	Buses	e-Transmissions	Daimler AG
	Specialty vehicles	Electrodynamic and	Ford Motor Company
		drivetrain components	CNH Industrial N.V.
Electric vehicle integration
services
Software as a service

Off-Highway	Off-Highway market:	Axles	Deere & Company
	Construction	Driveshafts	CNH Industrial N.V.
	Earth moving	Transmissions	AGCO Corporation
	Agricultural	Planetary hub drives	Oshkosh Corporation
	Mining	e-Axles and e-Drives	Manitou Group
	Forestry	Helical and bevel-helical	JCB Ltd.
	Material handling	gearboxes
	Industrial stationary	Electrodynamic, hydraulic
and drivetrain components

Power Technologies	Light vehicle market	Gaskets and sealing	Ford Motor Company
	Medium/heavy vehicle market	Cover modules	Stellantis N.V.
	Off-Highway market	Heat shields	General Motors Company
		Thermal management	Cummins Inc.
		e-Thermal management	Volkswagen AG
		Cooling	(including Traton SE)
		Bipolar fuel cell plates	Daimler AG

* Via a directed supply relationship

Geographic Operations

We maintain administrative and operational organizations in North America, Europe, South America and Asia Pacific to support our operating segments, assist with the management of affiliate relations and facilitate financial and statutory reporting and tax compliance on a worldwide basis. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific
Canada	Belgium	Norway	Argentina	Australia
Mexico	Finland	Russia	Brazil	China
United States	France	South Africa	Colombia	India
	Germany	Spain	Ecuador	Japan
	Hungary	Sweden		New Zealand
	Ireland	Switzerland		Singapore
	Italy	Turkey		South Korea
	Lithuania	United Kingdom		Thailand
Netherlands

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

Sales reported by our non-U.S. subsidiaries comprised $4,910, or 55%, of our 2021 consolidated sales of $8,945. A summary of sales and long-lived assets by geographic region can be found in Note 21 to our consolidated financial statements in Item 8.

Customer Dependence

We are largely dependent on light vehicle, medium- and heavy-duty vehicle and off-highway original equipment manufacturer (OEM) customers. Ford Motor Company (Ford) and Stellantis N.V. (Stellantis) were the only individual customers accounting for 10% or more of our consolidated sales in 2021. As a percentage of total sales from operations, our sales to Ford were approximately 19% in 2021, 20% in 2020 and 20% in 2019. Our sales to Stellantis (via a directed supply relationship) were approximately 12% in 2021 and 12% in 2020. Our sales to Fiat Chrysler Automobiles (via a directed supply relationship) were approximately 11% in 2019. Volkswgen AG (including Traton SE), Deere & Company and PACCAR Inc were our third, fourth and fifth largest customers in 2021. Our 10 largest customers collectively accounted for approximately 56% of our sales in 2021.

Loss of all or a substantial portion of our sales to Ford, Stellantis or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced and there is no assurance that any such lost volume would be replaced.

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

While our suppliers have generally been able to support our needs, our operations may experience shortages and delays in the supply of raw material from time to time due to strong market demand, capacity limitations, supply chain disruptions, short lead times, production schedule increases from our customers and other problems experienced by the suppliers. A significant or prolonged shortage of critical components from any of our suppliers could adversely impact our ability to meet our production schedules and to deliver our products to our customers in a timely manner.

Seasonality

Our businesses are generally not seasonal. However, in the light vehicle market, our sales are closely related to the production schedules of our OEM customers and those schedules have historically been weakest in the third quarter of the year due to a large number of model year changeovers that occur during this period. Additionally, third-quarter production schedules in Europe are typically impacted by summer vacation schedules and fourth-quarter production is affected globally by year-end holidays.

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

The following table summarizes our principal competitors by operating segment as of December 31, 2021:

Segment	Principal Competitors

Light Vehicle	American Axle & Manufacturing Holdings, Inc.	Marelli
	BorgWarner Inc.	Punch Powertrain NV
	Hofer Powertrain GmbH	Schaeffler Group
	Jing-Jin Electric Technologies Co. Ltd.	ZF Friedrichshafen AG
	LC Magna e-Powertrain	Vertically integrated OEM operations

Commercial Vehicle	Allison Transmission	Meritor, Inc.
	American Axle & Manufacturing Holdings, Inc.	Tirsan Kardan
	BorgWarner Inc.	ZF Friedrichshafen AG
	Klein Products Inc.	Vertically integrated OEM operations

Off-Highway	Bonfiglioli	Danfoss
	Bosch Rexroth AG	Kessler & Co.
	Carraro Group	ZF Friedrichshafen AG
	Comer Industries	Vertically integrated OEM operations

Power Technologies	Denso Corporation	MAHLE GmbH
	ElringKlinger AG	Tenneco Inc.
	Freudenberg NOK Group	Valeo Group
	Hanon Systems	YinLun Co., LTD

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

We own or have licensed numerous trademarks that are registered in many countries, enabling us to market our products worldwide. For example, our Spicer®, Spicer ElectrifiedTM, Victor Reinz®, Long®, GrazianoTM and TM4® trademarks are widely recognized in their market segments.

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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We integrate related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2021, we had seven stand-alone technical and engineering centers and eighteen additional sites at which we conduct research and development activities. Our research and development costs were $178 in 2021, $146 in 2020 and $112 in 2019. Total engineering expenses including research and development were $297 in 2021, $246 in 2020 and $271 in 2019. During 2020, we reduced our total engineering spend in response to the COVID pandemic, taking advantage of various government programs and subsidies in the countries in which we operate. We also made the strategic decision to focus our engineering spend more heavily on research and development activities, continuing to progress key electrification initiatives despite the global pandemic. Our focus on key electrification initiatives continued during 2021.

Our research and development is targeted to create unique value for our customers. Our technologies are enabling the electrification of vehicles and accessories to improve efficiency and reduce the impact of carbon emissions. Our advanced drivelines are more efficient than ever before and include mechatronic systems to enhance performance. Our power technologies group is developing new ways to keep batteries and power electronics at optimum temperatures to improve their efficiency and operation. We have developed innovative fuel cell products to support the new-energy megatrend of hydrogen vehicles.

Human Capital

Our talented people power a customer-centric organization that is continuously improving the performance and efficiency of vehicles and machines around the globe. The following table summarizes our employees by operating segment and geographical region as of December 31, 2021:

Segment	Employees	Region	Employees
Light Vehicle	13,300	North America	15,100
Commercial Vehicle	7,100	Europe	10,700
Off-Highway	12,400	South America	4,600
Power Technologies	5,400	Asia Pacific	9,800
Technical and administrative	2,000	Total	40,200
Total	40,200

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

COVID Response – The company’s response to the COVID pandemic has been comprehensive, swift, and decisive with an emphasis on health and safety while maintaining production for our customers. Our top priorities are to protect our employees, communities, customers, and our future. For our employees, we continued protocols established last year throughout our global footprint to ensure their health and safety including, but not limited to: offering onsite COVID vaccinations; restricting access to all facilities; increasing cleaning and disinfecting protocols; use of personal protection equipment; adhering to social distancing guidelines; instituting remote work; and restricting travel.

Diversity and Inclusion – Our vision is to maintain a diverse and inclusive, global organization that develops, fosters, and attracts great people whose perspectives are heard, valued, and supported. We embrace our team members, suppliers, and customers. Their unique backgrounds, experiences, thoughts, views, and talents shape the ever-changing world. We are continuously building upon our diverse strengths to further grow a strong, inclusive work environment. Dana remains focused on embracing diversity and inclusion while enhancing the cultural competence of the global workforce. To achieve this, we have emphasized three core areas: retention and employee development, resources for employees, and recruiting of new team members.

Retention and Employee Development– Dana believes the development of its people is critical to the company’s success. The company empowers individuals to lead their development by articulating their professional, personal, and career growth aspirations to their manager. Development of all Dana people is strongly encouraged and should be considered each year as a part of their goals. Dana as an organization has the responsibility to set the tone, culture, and organizational expectations. The company also provides regular training opportunities for our associates across the globe to ensure they have the skills and information to keep pace with technological change. This development is supported and measured with robust performance management and development plans that encourages employees to continuously improve upon their past performance and build on critical skills the company requires to remain competitive. The company has a mentorship program for diverse employees to help guide and coach employees to positions of leadership and ensure the company is developing a diverse talent pool.

Resources – Dana has established an expanding network of Business Resource Groups (BRGs) to enhance Dana’s ability to develop, retain, and attract employees of varied backgrounds. By embracing diversity and inclusion, we create an environment that inspires the best from everyone and maximizes the value of our most important asset – Dana people.  These BRGs are executive leadership-supported, employee-led initiatives with the mission to inspire growth and innovation and foster diversity for all employees. Our BRGs currently include:

●	Dana Women’s Network (DAWN) – The company’s DAWN group is focused on providing professional networking and career development for women at Dana. They also promote activities that engage Dana’s senior leaders to better understand how the company can support women at work.
●	African American Resource Group (AARG) – Dana’s AARG group is committed to supporting the career development of African American talent through thought-leadership workshops and community events. The group provides insight to Dana into the best practices for sourcing and retaining top talent.
●	LGBT+A – The LGBT+A group focuses on maintaining an inclusive working environment that enables the company to leverage a diverse leadership pipeline. It has assisted in providing educational resources and community activities to engage the Dana team on best ways to support our LGBT+A colleagues.
●	Green Team – Dana’s Green Team resource group helps to advance Dana’s mission to be sustainably responsible in our business practices. The group helps to inform and drive grassroots employee initiatives on reducing our impact on the environment.
●	New to Dana (NTD) – The NTD group is open to all new Dana employees to help acclimate them to the Dana business culture and understand the company’s rich history. It provides resources, support, and professional development opportunities to new employees as they transition into their job responsibilities at Dana.
●	Dana Alumni – With more than a century of rich history, Dana leverages its vast network of Alumni, including retirees and former long-time employees to help them remain informed about the company’s latest initiatives and to gather ideas on how to best continue to engage our workforce.
●	Military and Veterans – The military and veterans group supports active-duty and veteran military personnel by understanding their unique needs and finding the best ways to support them. This group’s understanding of the needs of those who have served also allows the company to consider the best way to engage candidates and recruit them to Dana.

Recruiting – As a company, we are always collaborating with internationally recognized organizations to reach out to diverse talent and implement best practices for recruiting individuals who work within our core business functions. Dana has expanded our talent acquisition group to focus on recruitment of talented people to the company.

Health and Wellness – Dana understands the importance of advocating for the health and well-being of our employees. Health initiatives can have a long-lasting, sustainable impact on employee well-being, but healthy habits do not develop overnight. The company is continuously evaluating new opportunities for programs that help address factors that influence health-related behaviors, which can have a long-lasting impact on an employee’s well-being. Dana understands the needs of individuals are unique and continues to offer initiatives spanning the spectrum of health and wellness to help provide a supportive work environment where employees strive for balance in their lives. We have enhanced our employee assistance programs around the world to support the emotional, physical and financial needs of our employees. Our program includes the traditional employee assistance services, but also gives employees access to legal services, dependent care support, financial advice, and mindfulness programs, such as meditation, positivity training tools, and inspirational videos to help manage anxiety, depression, stress, sleep and more.

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

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2021.

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

There is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to new international, national, regional, or local legislative or regulatory responses. Various stakeholders, including legislators and regulators, shareholders, and non-governmental organizations, as well as companies in many business sectors, including Dana, are continuing to look for ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources or the imposition of carbon pricing mechanisms could result in additional costs to Dana in the form of taxes or emission allowances, facilities improvements, and energy costs, which would increase Dana’s operating costs through higher utility, transportation, and materials costs. Because the impact of any future climate change-related legislative, regulatory, or product standard requirements on Dana’s global businesses and products is dependent on the timing and design of mandates or standards, Dana is unable to predict their potential impact at this time. The potential physical impacts of climate change on Dana’s facilities, suppliers, and customers and therefore on Dana’s operations are highly uncertain and will be particular to the circumstances developing in various geographic regions. These may include extreme weather events and long-term changes in temperature levels and water availability. These potential physical effects may adversely affect the demand for Dana’s products and the cost, production, sales, and financial performance of Dana’s operations.

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

In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. The novel coronavirus disease (COVID) pandemic has had an adverse effect on our business, results of operations, cash flows and financial condition. Efforts to combat COVID have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. The COVID pandemic has negatively impacted the global economy, disrupted our operations as well as those of our customers, suppliers and the global supply chains in which we participate, and created significant volatility and disruption of financial markets. The extent of the impact of the COVID pandemic on our business and financial performance, including our ability to execute our near-term and long-term operational, strategic and capital structure initiatives, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.

As a result of the COVID pandemic, and in response to government mandates or recommendations, rapid dissipation of customer demand, as well as decisions we have made to protect the health and safety of our employees and communities, we temporarily closed a significant number of our facilities globally during 2020. We may face facility closure requirements and other operational restrictions with respect to some or all of our locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. We operate as part of the complex integrated global supply chains of our largest customers. As the COVID pandemic dissipates at varying times and rates in different regions around the world, there could be a prolonged negative impact on these global supply chains. Our ability to continue operations at specific facilities will be impacted by the interdependencies of the various participants of these global supply chains, which are largely beyond our direct control. A prolonged shut down of these global supply chains would have a material adverse effect on our business, results of operations, cash flows and financial condition.

Consumer spending may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID pandemic. This may negatively impact the markets we serve and may cause our customers to purchase fewer products from us. Any significant reduction in demand caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales and profits and other material adverse effects.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 56% of our overall sales in 2021. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

We operate in 32 countries around the world and we depend on significant foreign suppliers and customers. Further, we have several growth initiatives that are targeting emerging markets like China and India. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. We operate in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At December 31, 2021, our net asset exposure related to Argentina was approximately $33, including $12 of net fixed assets.

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

Approximately 55% of our sales in 2021 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. Strengthening of the U.S. dollar against the euro and currencies of other countries in which we have operations could have an adverse effect on our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

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

The proposed phase out of the London Interbank Offer Rate (LIBOR) could have an adverse effect on our business

Our revolving credit facility (the "Revolving Facility") utilizes Libor to set the interest rate on any outstanding borrowings.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of Libor by the end of 2021. On March 5, 2021, the ICE Benchmark Administration Limited (IBA) confirmed that it will cease publication of the one week and two-month USD Libor settings at the end of 2021 and the remaining USD Libor settings at the end of June 2023. The potential effect on our cost of borrowing utilizing a replacement rate cannot yet be determined. In addition, any further changes or reforms to the determination of Libor or its successor rate may result in a sudden or prolonged increase or decrease on our borrowing rate, which could have an adverse impact on extension of credit held by us and could have a material adverse effect on our business, financial condition and results of operations.

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

We could be adversely affected if we are unable to recover portions of commodity (including costs of steel and other raw materials), labor, transportation and energy costs from our customers.

Commodity, labor, transportation and energy costs have risen sharply over the past year creating pressure on our profit margins. We continue to work with our customers to recover a portion of our material cost increases. While we have been successful in the past recovering a significant portion of such cost increases, there is no assurance that increases in commodity costs, which can be impacted by a variety of factors, including changes in trade laws and tariffs, will not adversely impact our profitability in the future. We are also experiencing ongoing labor shortages in certain geographies and increased competition for qualified candidates. These shortages could adversely affect our ability to meet customer demand and are increasing labor costs, which reduce our profitability. Standard freight rates have increased dramatically due to shipping container and truck driver shortages and port congestion attributable to the on-going impact of the COVID pandemic. We have also incurred significant premium freight, resulting from frequent changes in customer order patterns. If we are unable to pass labor, transportation and energy cost increases on to our customer base or otherwise mitigate the costs, our profit margin could be adversely affected.

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

We acquired businesses in recent years, and we may complete additional acquisitions and investments in the future that complement or expand our businesses. The success of this strategy will depend on our ability to successfully complete these transactions or arrangements, to integrate the businesses acquired in these transactions and to develop satisfactory working arrangements with our strategic partners in the joint ventures. We could encounter unexpected difficulties in completing these transactions and integrating the acquisitions with our existing operations. We also may not realize the degree or timing of benefits anticipated when we entered into a transaction.

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

We contribute to certain multi-employer defined benefit pension plans for certain of our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2021. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 12 to our consolidated financial statements in Item 8 for additional information on multi-employer pension plans.)

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

Net operating loss carryforwards (NOLs) approximating $106 were available at December 31, 2021 to reduce future U.S. income tax liabilities. Our ability to utilize these NOLs may be limited as a result of certain change of control provisions of the U.S. Internal Revenue Code of 1986, as amended (Code). The NOLs are treated as losses incurred before the change of control in January 2008 and are limited to annual utilization of $84. There can be no assurance that trading in our shares will not effect another change in control under the Code, which could further limit our ability to utilize our available NOLs. Such limitations may cause us to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to limitation.

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

Regulatory provisions governing the financial reporting of U.S. public companies require that we maintain effective disclosure controls and internal controls over financial reporting across our operations in 32 countries. Effective internal controls are designed to provide reasonable assurance of compliance, and, as such, they can be susceptible to human error, circumvention or override, and fraud. Failure to maintain adequate, effective internal controls could result in potential financial misstatements or other forms of noncompliance that have an adverse impact on our results of operations, financial condition or organizational reputation.

Our working capital requirements may negatively affect our liquidity.

Our working capital requirements can vary significantly, depending in part on the level, variability and timing of our customers’ orders and production schedules and availability of raw materials and components from our suppliers. As production volumes increase, our working capital requirements to support the higher volumes generally increase. During 2021, the COVID pandemic continued to negatively impact the global supply chains in which we participate, necessitating that we carry significantly higher levels of inventory to satisfy customer demand. If our working capital needs exceed our cash flows from operations, we look to our cash and marketable securities balances and unused capacity of our Revolving Facility to satisfy those needs, as well as other potential sources of additional capital, which may not be available on satisfactory terms or in adequate amounts.

Developments in the financial markets or downgrades to Dana's credit rating could restrict our access to capital and increase financing costs.

At December 31, 2021, Dana had consolidated debt obligations of $2,443, with cash and marketable securities of $285 and unused revolving credit capacity of $1,129. Our ability to grow the business and satisfy debt service obligations is dependent, in part, on our ability to gain access to capital at competitive costs. External factors beyond our control can adversely affect capital markets – either tightening availability of capital or increasing the cost of available capital. Failure on our part to maintain adequate financial performance and appropriate credit metrics can also affect our ability to access capital at competitive prices.

Increased scrutiny from the public, investors, and others regarding our environmental, social, and governance ("ESG") practices could impact our reputation.

We have a board committee and an executive officer position with responsibility for sustainability, additional dedicated employee resources, a cross-functional/business sustainability leadership team to further develop and implement an enterprise-wide sustainability strategy, and we have published a sustainability report. Our sustainability report includes our policies and practices on a variety of ESG matters, including the value creation opportunities provided by our products; diversity, equity, and inclusion; employee health and safety; community giving; and human capital management. These efforts may result in increased investor, media, employee, and other stakeholder attention to such initiatives, and such stakeholders may not be satisfied with our ESG practices or initiatives. Additionally, organizations that inform investors on ESG matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could negatively impact our stock price. Any failure, or perceived failure, to respond to ESG concerns could harm our business and reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Type of Facility	North America	Europe	South America	Asia Pacific	Total
Light Vehicle
Manufacturing/Distribution	13	4	4	9	30
Service/Assembly				1	1
Technical and Engineering Centers				1	1
Commercial Vehicle
Manufacturing/Distribution	7	5	3	7	22
Service/Assembly	1				1
Administrative Offices	1			1	2
Technical and Engineering Centers	1	1			2
Off-Highway
Manufacturing/Distribution	3	18		7	28
Service/Assembly	3	13	1	4	21
Administrative Offices		3		1	4
Technical and Engineering Centers		1			1
Power Technologies
Manufacturing/Distribution	9	4		2	15
Administrative Offices	1				1
Technical and Engineering Centers	1				1
Corporate and other
Administrative Offices	2	1	1	3	7
Technical and Engineering Centers - Multiple Segments				2	2
	42	50	9	38	139

As of December 31, 2021, we operated in 32 countries and had 139 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices. In addition to the seven stand-alone technical and engineering centers in the table above, we have eighteen technical and engineering centers housed within manufacturing sites. We lease 70 of these facilities and own the remainder. We believe that all of our property and equipment is properly maintained.

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

Holders of common stock — Based on reports by our transfer agent, there were approximately 2,470 registered holders of our common stock on January 31, 2022.

Reference is made to the Equity Compensation Plan Information section of Item 12 for certain information regarding our equity compensation plans.

Stockholder return — The following graph shows the cumulative total shareholder return for our common stock since December 31, 2016. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on December 31, 2016. Each of the returns shown assumes that all dividends paid were reinvested.

Performance chart

Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Dana Incorporated	$100.00	$166.35	$76.45	$101.30	$117.73	$139.93
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Dow Jones US Auto Parts Index	100.00	129.79	90.04	114.74	134.83	163.14

Issuer's purchases of equity securities — On February 16, 2021, our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $127 remained available under the program for future share repurchases as of December 31, 2021. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the fourth quarter of 2021.

Annual meeting — We will hold an annual meeting of shareholders on April 20, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Discussion and analysis of our results of operations pertaining to 2020 compared to 2019 not included in this Form 10-K can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2021, 47% of our sales came from North American operations and 53% from operations throughout the rest of the world. Our sales by operating segment were Light Vehicle – 42%, Commercial Vehicle – 17%, Off-Highway – 29% and Power Technologies – 12%.

Operational and Strategic Initiatives

Our enterprise strategy builds on our strong technology foundation and leverages our resources across the organization while driving a customer-centric focus, expanding our global markets, and delivering innovative solutions as we evolve into the era of vehicle electrification.

Central to our strategy is leveraging our core operations. This foundational element enables us to infuse strong operational disciplines throughout the strategy, making it practical, actionable, and effective. It enables us to capitalize on being a major drive systems supplier across all three end mobility markets. We are achieving improved profitability by actively seeking synergies across our engineering, purchasing, and manufacturing base. We have strengthened the portfolio by acquiring critical assets, and we are utilizing our physical and intellectual capital to amplify innovation across the enterprise. Leveraging these core elements can further expand the cost efficiencies of our common technologies and deliver a sustainable competitive advantage for Dana.

Driving customer centricity continues to be at the heart of who we are. Putting our customers at the center of our value system is firmly embedded in our culture and is driving growth by focusing on customer relationships and providing value to our customers. These relationships are strengthened as we are physically located where we need to be in order to provide unparalleled service, and we are prioritizing our customers’ needs as we engineer solutions that differentiate their products, while making it easier to do business with Dana by digitizing their experience. Our customer-centric focus has uniquely positioned us to win more than our fair share of new business and capitalize on future customer outsourcing initiatives.

Expanding global markets means utilizing our global capabilities and presence to further penetrate growth markets, focusing on Asia due to its position as the largest mobility market in the world with the highest market growth rate as well as its lead in the adoption of new energy vehicles. We are investing across various avenues to increase our presence in Asia Pacific by forging new partnerships, expanding inorganically, and growing organically. We continue to operate in this region through wholly owned and joint ventures with local market partners. We have recently made acquisitions that have augmented our footprint in the region, specifically in India and China. All the while, we have been making meaningful organic investments to grow with existing and new customers, primarily in Thailand, India, and China. These added capabilities have enabled us to target the domestic Asia Pacific markets and utilize the capacity for export to other global markets. We continue to enhance and expand our global footprint, optimizing it to capture growth across all of our end markets.

Delivering innovative solutions enables us to capitalize on market growth trends as we evolve our core technology capabilities. We are also focused on enhancing our physical products with digital content to provide smart systems, and we see an opportunity to become a digital systems provider by delivering software as a service to our traditional end customers. This focus on delivering solutions based on our core technology is leading to new business wins and increasing our content per vehicle. We have made significant investments - both organically and inorganically - allowing us to move to the next phase, which is to Lead electric propulsion.

Over the last several years we continue to deliver on our goal to accelerate vehicle electrification through both core Dana technologies and targeted strategic acquisitions and are positioned today to lead the market. The nine recent investments in electrodynamic expertise and technologies combined with Dana’s longstanding mechatronics capabilities has allowed us to develop and deliver fully integrated e-Propulsion systems that are power-dense and achieve optimal efficiency through the integration of the components that we offer due to our mechatronics capabilities. With recent electric vehicle program awards, we are well on our way to achieving our growth objectives in this emerging market.

The development and implementation of our enterprise strategy is positioning Dana to grow profitably due to increased customer focus as we leverage our core capabilities, expand into new markets, develop and commercialize new technologies, including for electric vehicles.

Capital Structure Initiatives

In addition to investing in our business, we plan to prioritize a balanced allocation of capital while maintaining a strong financial position. We continue to drive toward investment grade metrics as part of our balanced allocation approach with a goal of further strengthening our balance sheet.

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the COVID pandemic, we temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our $200 common stock share repurchase program. With the impacts of the COVID pandemic largely behind us we resumed the declaration and payment of quarterly common stock dividends during the first quarter of 2021. In addition, we resumed the repurchase of common shares using $23 of cash to repurchase common shares under the program in 2021. The share repurchase program expires on December 31, 2023, and $127 remains available for future share repurchases as of December 31, 2021.

Financing actions — We have taken advantage of competitive debt markets, eliminating our secured debt and extending and restructuring our senior note maturity schedule. Our current portfolio of unsecured senior notes is structured such that no more than $400 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. In addition, we increased our revolving credit facility to $1,150 and extended its maturity to March 25, 2026. See Note 14 to our consolidated financial statements in Item 8 for additional information.

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

Acquisitions

Over the past several years we have actively grown our electric vehicle capabilities through multiple acquisitions, positioning us to deliver complete e-Propulsion systems with in-house electrodynamics. Our acquisitions of TM4 Inc. (TM4), S.M.E. S.p.A. (SME), Prestolite E-Propulsion Systems (Beijing) Limited (PEPS), Ashwoods Innovations Limited (Ashwoods), Oerlikon Drive Systems, Nordresa Motors, Inc., Rational Motion GmbH and Pi Innovo Holding Limited have enhanced our portfolio of core technologies including e-motors, power inverters, software and controls, and advance mechatronics. Our strategic partner, Hydro-Québec, owns 45% redeemable noncontrolling interests in TM4, SME, PEPS and Ashwoods. See Note 2 and Note 9 to our consolidated financial statements in Item 8 for additional information.

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

Each of our end-markets has unique cyclical dynamics and market drivers. These cycles are impacted by periods of investment where end-user vehicle fleets are refreshed or expanded in reaction to demand usage patterns, regulatory changes, or when the age of vehicles in service reach their useful life. Key market drivers include regional economic growth rates; industrial output; commodity production and pricing; and residential and nonresidential construction rates. Our multi-market coverage and broad customer base help provide stability across the cycles while mitigating secular variability. In 2020, all of our end-markets were impacted to varying degrees by the COVID pandemic, which initially resulted in lower demand driven by production shutdowns related to virus mitigation efforts in the regions we serve. During 2021, we generally saw improvement across all of our end markets despite production levels being muted by continued global supply chain disruptions driven in part by transportation inefficiencies and labor, commodity and semiconductor chip shortages.

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. The impact of the COVID pandemic in 2020 saw the global light-truck market contract by 13% from 2019 levels. During 2021, light-truck markets improved across all regions and were up 5% on a global basis compared to 2020. The outlook for the full year of 2022 reflects global light-truck production to be up 10%, with growth across all regions, exhibiting a strong rebound returning to at or above 2019 levels as production constraints continue to ease, inventory returns to more normal levels, and constrained customer demand is fulfilled.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. The Class-8 truck market in North America peaked at 345,000 trucks produced in 2019. Production of Class-8 trucks in 2020 was 38% below the record production in 2019 due to normal cycle dynamics and the impact of COVID. During 2021, production of Class-8 trucks increased 20% over 2020 as the impacts of COVID lessened and the economy exhibited improvement. The outlook for 2022 is for stronger demand with production up 22% over the prior year driven by continued improving economic outlook and cyclical growth.

Medium-duty truck production in North America experienced a 20% year- over-year decline from 2019 to 2020, primarily due to COVID. During 2021, production increased a modest 3% over 2020. The outlook for 2022 is for a 13% increase in production over the prior year. Outside of North America, production of medium-and heavy-duty trucks in South America declined 22% in 2020 due to COVID and deteriorating economic conditions. During 2021, production increased 76% over 2020 as the region recovered from the impact of the pandemic and the age of existing vehicles drove a replacement cycle for new trucks. The outlook for South America is for a modest 3% reduction in production from the prior year as local economic conditions remain relatively stable. In contrast to the rest of the world, Asia Pacific, driven by China, did not experience lower truck production in 2020, but output slowed by 8% in 2021 as production matched lower demand, primarily driven by India where the recovery from the pandemic was been slower than in China. The 2022 outlook for Asia Pacific is for a 6% reduction in production from the prior year as the Indian market recovery continues to lag.

Off-highway markets — Our off-highway business has a large presence outside of North America, with 65% of its 2021 sales coming from products manufactured in Europe; however, a large portion of these products are utilized in vehicle production outside the region. The construction equipment segment of the off-highway market is closely related to global economic growth and infrastructure investment. This segment has experienced a 5% market contraction, which began in late 2018 and further accelerated due to COVID, with 2020 production ending down an additional 10%. The global construction market began to rebound in 2021 with production up 12% over 2020. The 2022 outlook has production demand in the global construction market showing continued strength with production increasing by 10% over the prior year. End-user investment in the mining equipment segment is driven by prices for commodity products produced by underground mining. The global mining equipment market has been mostly stable over the past several years as industry participants have maintained vehicle inventory levels to match commodity output, and this trend is expected to continue in 2022. The agriculture equipment market is the third of our key off-highway segments.  Like the underground mining segment, investment in agriculture equipment is primarily driven by prices for farm commodities. Continued low farm commodity prices drove a 7% reduction in production in 2020. Farm subsidies in response to the global pandemic drove a 10% increase in production during 2021. The outlook for 2022 is for end-market demand to improve by 6% compared to the prior year, as farm subsidies are expected to continue to bolster the commodity market and drive the replacement of aging equipment.

Foreign currency — With 55% of our 2021 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and China accounted for 50% and 10% of our 2021 non-U.S. sales, respectively, while Brazil and India each accounted for 9%. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in 2021, increasing 2021 sales by $138. A stronger euro, Chinese renminbi, British pound and South African rand more than offset a weaker Brazilian real.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for 2021 of approximately $116 are 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $33, including $12 of net fixed assets, at December 31, 2021. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates. Reference is made to Note 1 of our consolidated financial statements in Item 8 for additional information.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Commodity prices increased significantly during 2021, reducing year-over-year earnings by approximately $367. Material recovery and other pricing actions increased year-over-year earnings by $223 in 2021.

Sales, Earnings and Cash Flow Outlook

	2022
	Outlook	2021	2020	2019
Sales	$9,625 - $10,125	$8,945	$7,106	$8,620
Adjusted EBITDA	$900 - $1,000	$795	$593	$1,019
Net cash provided by operating activities	~7.0% of sales	$158	$386	$637
Discretionary pension contributions	$—	$—	$—	$61
Purchases of property, plant and equipment	~4.0% of sales	$369	$326	$426
Adjusted Free Cash Flow	~3.0% of sales	$(211)	$60	$272

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

Our 2022 sales outlook is $9,625 to $10,125, reflecting improving global market demand and $400 of net new business backlog. Based on our current sales and exchange rate outlook for 2022, we expect overall stability in international currencies with a modest headwind to sales. At sales levels in our current outlook for 2022, a 5% movement on the euro would impact our annual sales by approximately $140. A 5% change on the Chinese renminbi, Indian rupee or Brazilian real rates would impact our annual sales in each of those countries by approximately $25. At our current sales outlook for 2022, we expect full year 2022 adjusted EBITDA to approximate $900 to $1,000. Adjusted EBITDA Margin is expected to be 9.6%, a 70 basis-point improvement over 2021, reflecting higher margin net new business and a modest benefit from material recovery and other pricing actions as commodity costs begin to abate toward the end of the year, being partially offset by increased investment to support our electrification strategy. We expect to generate adjusted free cash flow of approximately $310, or 3% of sales for 2022, reflecting the benefit of year-over-year higher adjusted EBITDA and lower year-over-year use of cash for working capital. We anticipate capital spending will be flat in comparison with 2021.

Among our operational and strategic initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business received that will be launching in the future and adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At December 31, 2021, our sales backlog of net new business for the 2022 through 2024 period was $800. We expect to realize $400 of our sales backlog in 2022, with incremental sales backlog of $200 being realized in both 2023 and 2024. Our sales backlog is evenly balanced between electric-vehicle and traditional ICE-vehicle content.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2021 versus 2020)

	2021		2020
		% of		% of	Increase/
	Dollars	Net Sales	Dollars	Net Sales	(Decrease)
Net sales	$8,945		$7,106		$1,839
Cost of sales	8,108	90.6%	6,485	91.3%	1,623
Gross margin	837	9.4%	621	8.7%	216
Selling, general and administrative expenses	460	5.1%	421	5.9%	39
Amortization of intangibles	14		13		1
Restructuring charges, net			34		(34)
Impairment of goodwill			(51)		51
Other income (expense), net	32		22		10
Earnings before interest and income taxes	395		124		271
Loss on extinguishment of debt	(29)		(8)		(21)
Interest income	9		9		—
Interest expense	131		138		(7)
Earnings (loss) before income taxes	244		(13)		257
Income tax expense	72		58		14
Equity in earnings of affiliates	28		20		8
Net income (loss)	200		(51)		251
Less: Noncontrolling interests net income	14		10		4
Less: Redeemable noncontrolling interests net loss	(11)		(30)		19
Net income (loss) attributable to the parent company	$197		$(31)		$228

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency	Acquisitions	Organic
	2021	2020	(Decrease)	Effects	(Divestitures)	Change
North America	$4,230	$3,602	$628	$10	$9	$609
Europe	2,836	2,209	627	107	2	518
South America	590	358	232	(13)		245
Asia Pacific	1,289	937	352	34	(39)	357
Total	$8,945	$7,106	$1,839	$138	$(28)	$1,729

Sales in 2021 were $1,839 higher than in 2020. Stronger international currencies increased sales by $138, principally due to a stronger euro, Chinese renminbi, British pound and South African rand, partially offset by a weaker Brazilian real. The organic sales increase of $1,729, or 24%, resulted from improved overall market demand and the conversion of sales backlog. Pricing actions, including material commodity price and inflationary cost adjustments, increased sales by $223.

The North America organic sales increase of 17% was driven principally by stronger light-, medium- and heavy-duty truck production volumes, higher-light vehicle engine production levels and the conversion of sale backlog. Full-frame light-truck production was up 13%, Classes 5-7 were up 3% and Class 8 was up 20% compared with 2020. Light-vehicle engine production was up 2% compared with 2020. Excluding currency effects and the impact of acquisitions, sales in Europe were up 23% compared with 2020. With our significant Off-Highway presence in the region, stronger construction/mining and agricultural markets were a major factor. Organic sales of this operating segment were up 28% compared with 2020. Excluding currency effects, sales in South America increased 68% compared to 2020 due primarily to improved light- and medium/heavy-duty truck production. Light-truck production was up 35% and medium/heavy-truck production was up 76% in 2021. Excluding currency effects and the impact of divestitures, sales in Asia Pacific increased 38% compared to 2020 due to improved light-truck production and stronger construction/mining and agricultural markets. Light-truck production was up 4% in 2021. The global semiconductor chip shortage impacted our 2021 sales as customers of some of our more significant programs were forced to take down time during the last nine months of the year.

Cost of sales and gross margin — Cost of sales for 2021 increased $1,623, or 25% when compared to 2020. Cost of sales as a percent of sales was 70 basis points lower than in the previous year. Incremental margins provided by increased sales volumes were partially offset by higher year-over-year commodity costs of $367, higher standard and premium freight costs of $61 and incremental investment in electrification initiatives. Commodity cost increases are being driven by higher prices for certain grades of steel and aluminum. Year-over-year freight costs increases are primarily due to higher freight rates, driven by container shortages and port congestions due to pandemic-related operational disruptions, and the incurrence of premium freight to support customer demand levels. Continued material cost savings and supplier recoveries provided a partial offset, reducing costs of sales by approximately $129.

Gross margin of $837 for 2021 increased $216 from 2020. Gross margin as a percent of sales was 9.4% in 2021, 70 basis points higher than in 2020. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Gross margin during 2021 was negatively impacted by costs associated with continued global supply chains disruptions and operational inefficiencies driven by labor shortages at certain of our facilities and customer down time resulting from the global semiconductor chip shortage. In addition, gross margin during 2021 was negatively impacted by material cost recovery mechanisms with our customers lagging material cost increases charged by our suppliers by approximately 90 days.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2021 were $460 (5.1% of sales) as compared to $421 (5.9% of sales) in 2020. SG&A expenses were $39 lower in 2020 primarily due to lower salaried employee wage and benefits expenses and professional fees resulting from austerity measures taken in response to the COVID pandemic.

Amortization of intangibles — Amortization expense was $14 in 2021 and $13 in 2020.

Restructuring charges, net — Restructuring charges of $34 in 2020 were comprised of severance and benefit costs primarily related to headcount reductions across our operations in response to the COVID pandemic and exit costs related to previously announced actions. See Note 4 of our consolidated financial statements in Item 8 for additional information.

Impairment of goodwill — During the first quarter of 2020, we recorded a $51 goodwill impairment charge. See Note 3 of our consolidated financial statements in Item 8 for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	2021	2020
Non-service cost components of pension and OPEB costs	$(10)	$(10)
Government grants and incentives	16	14
Foreign exchange gain	2	8
Strategic transaction expenses	(13)	(20)
Gain (loss) on investment in Hyliion	(20)	33
Loss on disposal group held for sale	(7)
Loss on de-designation of fixed-to-fixed cross currency swaps	(9)
Gain on sale leaseback	66
Other, net	7	(3)
Other income (expense), net	$32	$22

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2021 were primarily attributable to our pursuit of the acquisition of a portion of the thermal-management business of Modine Manufacturing Company and certain other strategic initiatives. Strategic transaction expenses in 2020 were primarily attributable to the acquisition of ODS and Nordresa and certain other strategic initiatives. We held convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion was included in noncurrent marketable securities and carried at fair value with changes in fair value included in net income. During the third quarter of 2021, we sold all of our Hyliion shares. We had previously entered into fixed-to-fixed cross currency swaps as a hedge against our June 2026 Notes. In June 2021, we redeemed all of the June 2026 Notes and de-designated the fixed-to-fixed cross currency swaps. In conjunction with our acquisition of ODS, we acquired a controlling financial interest in a joint venture in China. We were required to divest our interest in this joint venture as it violates competitive restrictions of another of our China joint venture shareholder agreements. During the first quarter of 2021, we recorded an impairment charge of $7, as we determined the carrying value of the disposal group exceeded its fair value less costs to sell. We completed the disposal of this business in April 2021. During December 2021, we completed a sale-leaseback transaction on three of our U.S. manufacturing facilities. We received proceeds of $77 from the sale of the properties, which had carrying values totaling $11, resulting in a $66 gain on the sale transaction. See Note 19 of our consolidated financial statements in Item 8 for additional information.

Loss on extinguishment of debt — During May 2021, we redeemed our December 2024 Notes. We incurred redemption premiums of $8 in connection with these repayments and wrote off $3 of previously deferred financing costs associated with the December 2024 Notes. These charges were partially offset by the recognition of $3 related to an unamortized fair value adjustment associated with a fixed-to-floating interest rate swap that was terminated in 2015. On June 10, 2021, in connection with the issuance of our July 2029 Notes, we redeemed all of our June 2026 Notes. We incurred redemption premiums of $12 in connection with these repayments and wrote off $4 of previously deferred financing costs associated with the June 2026 Notes. On November 30, 2021, in connection with the issuance of our February 2032 Notes, we fully paid down our Term B Facility. We wrote off $5 of previously deferred financing costs associated with the Term B Facility. On June 19, 2020, in connection with the issuance of our June 2028 Notes, we terminated our $500 bridge facility and wrote off $5 of deferred fees associated with the bridge facility. On December 31, 2020, we fully paid down our Term A Facility. We wrote off $3 of previously deferred financing costs associated with the Term A Facility. See Note 14 of our consolidated financial statements in Item 8 for additional information.

Interest income and interest expense — Interest income was $9 in both 2021 and 2020. Interest expense decreased from $138 in 2020 to $131 in 2021 due to lower average debt levels in 2021. See Note 14 of our consolidated financial statements in Item 8 for additional information. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.1% in 2021 and 5.0% in 2020.

Income tax expense — Income taxes were an expense of $72 and $58 in 2021 and 2020. During 2021, we recognized tax expense of $46 to record valuation allowance in the US due to reduced income projections.  We also recognized tax benefit of $46 for the release of valuation allowances in several foreign jurisdictions based on recent history of profitability and increased income projections.  The contrast of these two positions is representative of the jurisdictional mix of results and relative attributes. We also recognized tax expense of $18 related to the expiration of federal tax credits. During 2020, we recognized tax expense of $60 for additional valuation allowances in foreign jurisdictions due to reduced income projections. We also recognized a benefit of $26 for the release of valuation allowance in a subsidiary in Australia, based on recent history of profitability and increased income projections. In conjunction with the completion of the intercompany sale of certain assets to a non-U.S. affiliate, net tax expense of $12 was recorded, including the corresponding foreign derived intangible income benefit. For the year, we also recognized tax benefits of $37 related to tax actions that adjusted federal tax credits. A pre-tax goodwill impairment charge of $51 with an associated income tax benefit of $1 was recorded. See Note 18 to our consolidated financial statements in Item 8 for additional information.

Equity in earnings of affiliates — Net earnings from equity investments was $28 in 2021 and $20 in 2020. Equity in earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) was $22 in 2021 and $15 in 2020. On December 16, 2020, we sold a portion of our ownership interest in ROC-Spicer, Ltd. (ROC-Spicer) to China Motor Corporation, reducing our ownership interest in ROC-Spicer to 50%. In conjunction with the decrease in our ownership interest, the ROC-Spicer shareholders agreement was amended, eliminating our controlling financial interest in ROC-Spicer. Our retained investment in ROC-Spicer is being accounted for by applying the equity method. Equity in earnings of ROC-Spicer was $3 in 2021. Equity in earnings from Bendix Spicer Foundation Brake, LLC (BSFB) was $4 in 2020. On October 1, 2020 we sold our 20% ownership interest in BSFB to Bendix Commercial Vehicle Systems LLC. See Note 22 of our consolidated financial statements in Item 8 for additional information.

Segment Results of Operations (2021 versus 2020)

Light Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2020	$3,038	$239	7.9%
Volume and mix	649	134
Divestitures	(24)	(2)
Performance	80	(99)
Currency effects	30	2
2021	$3,773	$274	7.3%

Light Vehicle sales in 2021, exclusive of currency effects and the impact of divestitures, were 24% higher than 2020 reflecting improved global markets and the conversion of sales backlog. Year-over-year North America full-frame light-truck production increased 13% while light-truck production in Europe, South America and Asia Pacific increased 2%, 35% and 4%, respectively. Net customer pricing and cost recovery actions further increased year-over-year sales by $66. The global semiconductor chip shortage impacted our 2021 sales as customers of some of our more significant programs were forced to take down time during the last nine months of the year.

Light Vehicle segment EBITDA increased by $35 in 2021. Higher sales volumes provided a year-over-year benefit of $134 (20.6% incremental margin). The year-over-year performance-related earnings decrease was driven by commodity cost increases of $167, higher standard freight costs of $25, operational inefficiencies of $15, union ratification bonuses of $10, benefits of the CARES Act and austerity measures taken in response to the COVID pandemic during 2020 not repeating in 2021 of $5 and $8, respectively, higher program launch costs of $7 and higher warranty costs of $13. Partially offsetting these performance-related decreases were material cost savings and supplier recoveries of $73, net customer pricing and material cost recovery actions of $66, lower premium freight costs of $10 and lower incentive compensation of $2.

Commercial Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2020	$1,185	$40	3.4%
Volume and mix	263	68
Acquisition / Divestiture	(5)	(2)
Performance	83	(59)
Currency effects	6	1
2021	$1,532	$48	3.1%

Commercial Vehicle sales in 2021, exclusive of currency effects and the impact of acquisitions and divestitures, were 29% higher than 2020 reflecting mixed global markets and the conversion of sales backlog. Year-over-year North America Class 8 production was up 20% and Classes 5-7 production was up 3%. Year-over-year medium/heavy-truck production in Europe and South America were up 13% and 76%, respectively. Asia Pacific medium/heavy-truck production was down 8% compared to 2020. Net customer pricing and cost recovery actions further increased year-over-year sales by $86.

Commercial Vehicle segment EBITDA increased by $8 in 2021. Higher sales volumes provided a year-over-year benefit of $68 (25.9% incremental margin). The year-over-year performance-related earnings decrease was driven by commodity cost increases of $95, operational inefficiencies of $32, higher standard and premium freight costs of $22, benefits of the CARES Act and austerity measures taken in response to the COVID pandemic during 2020 not repeating in 2021 of $2 and $9, respectively, union ratification bonuses of $3, and higher warranty costs of $1. Partially offsetting these performance-related decreases were net customer pricing and material cost recovery actions of $86, material cost savings of $17 and lower incentive compensation of $2.

Off-Highway

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2020	$1,966	$230	11.7%
Volume and mix	482	116
Acquisition	1	(1)
Performance	69	—
Currency effects	75	8
2021	$2,593	$353	13.6%

Off-Highway sales in 2021, exclusive of currency effects and the impact of acquisitions, were 28% higher than 2020 reflecting improved global markets and the conversion of sales backlog. Year-over-year global construction/mining and agricultural equipment markets reflected marked improvement with global production increasing 12% and 10%, respectively, over 2020. Net customer pricing and cost recovery actions further increased year-over-year sales by $61.

Off-Highway segment EBITDA increased by $123 in 2021. Higher sales volumes provided a year-over-year benefit of $116 (24.1% incremental margin). The year-over-year performance-related earnings increase driven by net customer pricing and material cost recovery actions of $61, material cost savings of $31, operational efficiencies of $16 and lower incentive compensation of $3 were offset by higher commodity costs of $78, higher standard and premium freight costs of $14, benefits of the CARES Act and austerity measures taken in response to the COVID pandemic during 2020 not repeating in 2021 of $1 and $13, respectively, higher warranty costs of $3 and union ratification bonuses of $2.

Power Technologies

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2020	$917	$94	10.3%
Volume and mix	87	34
Performance	16	(8)
Currency effects	27	3
2021	$1,047	$123	11.7%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Net of currency effects, sales for 2021 were 11% higher than 2020, reflecting generally improved global markets and the conversion of sales backlog. Year-over-year North America, South America and Asia Pacific light-vehicle engine production was up 2%, 9% and 3%, respectively, compared to 2020. Year-over-year light-vehicle engine production in Europe was down 5% compared to 2020. Net customer pricing and cost recovery actions further increased year-over-year sales by $10.

Power Technologies segment EBITDA increased by $29 in 2021. Higher sales volumes provided a year-over-year benefit of $34 (39.1% incremental margin). The year-over-year performance-related earnings decrease was driven by commodity cost increases of $27, higher standard and premium freight costs of $10, benefits of the CARES Act and austerity measures taken in response to the COVID pandemic during 2020 not repeating in 2021 of $2 and $9, respectively, union ratification bonuses of $3 and higher incentive compensation of $1. Partially offsetting these performance-related decreases were operational efficiencies of $21, net customer pricing and material cost recovery actions of $10, material costs savings of $8 and lower warranty costs of $5.

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

The following table provides a reconciliation of net income (loss) to adjusted EBITDA.

	2021	2020
Net income (loss)	$200	$(51)
Equity in earnings of affiliates	28	20
Income tax expense (benefit)	72	58
Earnings (loss) before income taxes	244	(13)
Depreciation and amortization	389	365
Restructuring charges, net		34
Interest expense, net	122	129
Loss on extinguishment of debt	29	8
(Gain) loss on investment in Hyliion	20	(33)
Loss on disposal group held for sale	7
Loss on de-designation of fixed-to-fixed cross curxrency swaps	9
Gain on sale leaseback	(66)
Impairment of goodwill		51
Pension settlement charge
Acquisition related inventory adjustments
Other*	41	52
Adjusted EBITDA	$795	$593

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

The following table reconciles net cash flows provided by operating activities to adjusted free cash flow.

	2021	2020
Net cash provided by operating activities	$158	$386
Purchases of property, plant and equipment	(369)	(326)
Free cash flow	(211)	60
Discretionary pension contribution	—	—
Adjusted free cash flow	$(211)	$60

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at December 31, 2021:

Cash and cash equivalents	$268
Less: Deposits supporting obligations	(1)
Available cash	267
Additional cash availability from Revolving Facility	1,129
Marketable securities	17
Total liquidity	$1,413

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had availability of $1,129 at December 31, 2021 under our Revolving Facility after deducting $21 of outstanding letters of credit.

The components of our December 31, 2021 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$3	$168	$171
Cash and cash equivalents held as deposits		1	1
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	93	96
Consolidated cash balance	$6	$262	$268

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

At December 31, 2021, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

From time to time, depending upon market, pricing and other conditions, as well as our cash balances and liquidity, we may seek to acquire our senior notes or other indebtedness or our common stock through open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash, securities or other consideration. In addition, we may enter into sale-leaseback transactions related to certain of our real estate holdings and factor receivables. There can be no assurance that we will pursue any such transactions in the future, as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing and governance documents.

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

Cash Flow

	2021	2020
Cash provided by (used for) changes in working capital	$(455)	$47
Other cash provided by operations	613	339
Net cash provided by operating activities	158	386
Net cash used in investing activities	(293)	(327)
Net cash provided by (used in) financing activities	(127)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(262)	$47

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $613 during 2021 compared to $339 during 2020. The year-over-year increase is primarily attributable to higher operating earnings and lower year-over-year cash paid for interest and strategic transaction expenses of $20 and $7, respectively. The decrease in cash paid for interest resulted from refinancing transactions in 2021 changing the timing of interest payments on our senior notes.

Working capital used cash of $455 in 2021 and provided cash of $47 in 2020. Cash of $189 and $66 was used to finance receivables in 2021 and 2020, respectively. The higher level of cash used to finance receivables in 2021 is due to higher year-over-year fourth quarter sales driven by strong heavy-vehicles markets. Cash of $471 was used to fund higher inventory levels during 2021, while cash of $69 was generated by lower inventory levels in 2020. We are carrying higher levels of inventory in 2021 to mitigate continued global-supply-chain disruptions as well as labor shortages at certain of our facilities, ensuring continuous supply for our customers. The cash generated by lower inventory levels in 2020 was due primarily to actions taken to reduce inventory levels, preserving working capital, in response to the COVID pandemic. Increases in accounts payable and other net liabilities provided cash of $205 and $44 in 2021 and 2020, respectively. The increase in accounts payable and other net liabilities in 2021 was principally driven by higher raw material purchases in the third and fourth quarters.

Investing activities — Expenditures for property plant and equipment were $369 and $326 in 2021 and 2020. During 2020, capital spending was delayed where and when appropriate in response to the COVID pandemic. During December 2021, we completed a sale-leaseback transaction on three of our U.S. manufacturing facilities receiving proceeds of $77 from the sale of the properties. During 2020, we paid $17 to acquire a 49% noncontrolling financial interest in Pi Innovo. During 2021, we paid $17, net of cash acquired, to acquire an additional 51% interest in Pi Innovo. The acquisition of the additional ownership interest provides us with a 100% ownership interest in Pi Innovo. During 2020, we paid $8 to acquire Curtis' 35.4% ownership interest in Ashwoods. The acquisition of Curtis' interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a controlling financial interest in Ashwoods. During 2021, we acquired a 1% ownership interest in Switch Mobility Limited for $18. During 2020, we sold our 20% ownership interest in Bendix Spicer Foundation Brake, LLC (BSFB) for $50, consisting of $21 in cash, a note receivable of $25 and deferred proceeds of $4. During 2021, we received $29 in settlement of the note receivable and deferred proceeds from the BSFB transaction. During 2021, we sold all of our Hyliion shares for $29. During 2020, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities. During 2021, we dedesignated the fixed-to-fixed cross currency swaps associated with our June 2026 Notes and settled certain of the fixed-to-fixed cross currency swaps resulting in a net cash outflow of $22.

Financing activities — During 2021, we completed the issuance of €325 of our July 2029 Notes, $400 of our September 2030 Notes and $350 of our February 2032 Notes, paying financing costs of $16. Also during 2021, we redeemed all $375 of our June 2026 Notes and all $425 of our December 2024 Notes, paying redemption premiums of $21. During 2021, we fully paid down our Term B Facility, making principal payments of $349. During 2021, we paid financing costs of $2 to amend our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending its maturity to March 25, 2026. During 2020, we completed the issuance of $400 of our June 2028 Notes and the issuance of an additional $100 of our November 2027 Notes, paying financing costs of $8. During 2020, we entered into a $500 bridge facility, paying financing costs of $5. We subsequently terminated the bridge facility. During 2020 we fully paid down our Term A Facility, making principal payments of $474. We used $58 and $15 for dividend payments to common stockholders during 2021 and 2020. We used cash of $23 to repurchase common shares under our share repurchase program in 2021. During the second quarter of 2020, we temporarily suspended the declaration and payment of dividends to common stockholders and temporarily suspended the repurchase of common stock under our existing common stock repurchase program in response to the global COVID pandemic.  Distributions to noncontrolling interests totaled $15 and $11 in 2021 and 2020. During 2020, Hydro-Québec paid us $7 to acquire an indirect 45% redeemable noncontrolling interest in Ashwoods. Hydro-Québec contributed $14 and $4 to the strategic joint venture in 2021 and 2020. During 2021, we sold a portion of our ownership interest in Tai Ya Investment (HK) Co., Limited (Tai Ya) to China Motor Corporation, reducing our ownership interest in Tai Ya to 50%. In conjunction with the decrease in our ownership interest, the Tai Ya shareholders agreement was amended, eliminating our controlling financial interest in Tai Ya. Upon our loss of control, we deconsolidated Tai Ya, including $6 of cash and cash equivalents. During 2020, we sold a portion of our ownership interest in ROC-Spicer, Ltd. (ROC-Spicer) to China Motor Corporation, reducing our ownership interest in ROC-Spicer to 50%. In conjunction with the decrease in our ownership interest, the ROC-Spicer shareholders agreement was amended, eliminating our controlling financial interest in ROC-Spicer. Upon our loss of control, we deconsolidated ROC-Spicer, including $14 of cash and cash equivalents.

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

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2021.

		Payments Due by Period
Contractual Cash Obligations	Total	2022	2023 - 2024	2025 - 2026	After 2026
Long-term debt(1)	$2,365	$1	$35	$409	$1,920
Interest payments(2)	801	112	229	213	247
Operating leases(3)	356	52	75	59	170
Financing leases(4)	77	10	16	11	40
Unconditional purchase obligations(5)	239	226	13	—	—
Pension contribution(6)	17	17
Retiree health care benefits(7)	43	5	9	8	21
Uncertain income tax positions(8)	—
Total contractual cash obligations	$3,898	$423	$377	$700	$2,398

______________________________________________________

Notes:

(1)	Principal payments on long-term debt.

(2)	Interest payments are based on long-term debt in place at December 31, 2021 and the interest rates applicable to such obligations.

(3)	Operating lease obligations, including interest, related to real estate, manufacturing and material handling equipment, vehicles and other assets.

(4)	Finance lease obligations, including interest, related to real estate and manufacturing and material handling equipment.

(5)	Unconditional purchase obligations are comprised of commitments for the procurement of fixed assets, the purchase of raw materials and the fulfillment of other contractual obligations.

(6)

This amount represents estimated 2022 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2022 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(7)

This amount represents estimated payments under our retiree health care programs. Obligations under the retiree health care programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made in the future consider recent payment trends and certain of our actuarial assumptions.

(8)

We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2021 of $126. See Note 18 of our consolidated financial statements in Item 8 for additional discussion.

At December 31, 2021, we maintained cash balances of $1 on deposit with financial institutions primarily to support property insurance policy deductibles, certain employee retirement obligations and specific government approved environmental remediation efforts.

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

Income taxes — Accounting for income taxes is complex, in part because we conduct business globally and therefore file income tax returns in numerous tax jurisdictions. Significant judgment is required in determining the income tax provision, uncertain tax positions, deferred tax assets and liabilities and the valuation allowances recorded against our net deferred tax assets. A valuation allowance is provided when, in our judgment based upon available information, it is more likely than not that a portion of such deferred tax assets will not be realized. To make this assessment, we consider the historical and projected future taxable income or loss by tax jurisdiction. We consider all components of comprehensive income and weigh the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not taken place as of the assessment date. We also consider changes to historical profitability of actions that occurred through the date of assessment and objectively verifiable effects of material forecasted events that would have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events. We also incorporate the changes to historical and prospective income from tax planning strategies that are prudent and feasible.

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

Mortality rates are based in part on the company's plan experience and actuarial estimates. The inflation assumption is based on an evaluation of external market indicators, while retirement and turnover rates are based primarily on actual plan experience. Health care cost trend rates are developed based on our actual historical claims experience, the near-term outlook and an assessment of likely long-term trends. For our largest plans, discount rates are based upon the construction of a yield curve which is developed based on a subset of high-quality fixed-income investments (those with yields between the 40th and 90th percentiles). The projected cash flows are matched to this yield curve and a present value developed which is then calibrated to develop a single equivalent discount rate. Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. For our largest defined benefit pension plans, expected investment rates of return are based on input from the plans’ investment advisers regarding our expected investment portfolio mix, historical rates of return on those assets, projected future asset class returns, the impact of active management and long-term market conditions and inflation expectations. We believe that the long-term asset allocation on average will approximate the targeted allocation and we regularly review the actual asset allocation to periodically re-balance the investments to the targeted allocation when appropriate. OPEB and the majority of our non-U.S. pension benefits are funded as they become due.

Actuarial gains or losses may result from changes in assumptions or when actual experience is different from that which was expected. Under the applicable standards, those gains and losses are not required to be immediately recognized in our results of operations as income or expense, but instead are deferred as part of AOCI and amortized into our results of operations over future periods.

U.S. retirement plans — Our U.S. defined benefit pension plans comprise 66% of our consolidated defined benefit pension obligations at December 31, 2021. These plans are frozen and no service-related costs are being incurred. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. In October 2017, upon authorization by the Dana Board of Directors, we commenced the process of terminating one of our U.S. defined benefit pension plans. During the second quarter of 2019, payments were made from plan assets to those plan participants that elected to take the lump-sum payout option. In June 2019, we entered into (a) a definitive commitment agreement by and among Dana, Athene Annuity and Life Company (Athene) and State Street Global Advisors, as independent fiduciary to the plan, and (b) a definitive commitment agreement by and among Dana, Companion Life Insurance Company (Companion) and State Street Global Advisors, as independent fiduciary to the plan. Pursuant to the definitive commitment agreements, the plan purchased group annuity contracts that irrevocably transferred to the insurance companies the remaining future pension benefit obligations of the plan. Plan participant’s benefits are unchanged as a result of the termination. We contributed $59 to the plan prior to the purchase of the group annuity contracts. The purchase of group annuity contracts was then funded directly by the assets of the plan in June 2019. By irrevocably transferring the obligations to Athene and Companion, we reduced our unfunded pension obligation by approximately $165 and recognized a pre-tax pension settlement charge of $256 in 2019.

Rising discount rates decrease the present value of future pension obligations – a 25 basis point increase in the discount rate would decrease our U.S. pension liability by about $18. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of a 4.0% expected return in 2022 is appropriate for our U.S. pension plans. See Note 12 to our consolidated financial statements in Item 8 for information about the investing and allocation objectives related to our U.S. pension plan assets.

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

At December 31, 2021, we have $129 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Based on the current funded status of our U.S. plans, we do not expect to make any contributions during 2022.

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

Redeemable noncontrolling interests —  Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. We estimate the fair value of the redemption value using an income based approach based on discounted cash flow projections.  In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rates, and terminal growth rates. See additional discussion of redeemable noncontrolling interests in Note 9 of our consolidated financial statements in Item 8.

Goodwill and other indefinite-lived intangible assets — Our goodwill and other indefinite-lived intangible assets are tested for impairment annually as of October 31 for all of our reporting units, and more frequently if events or circumstances warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected gross margins, discount rates, and exit earnings multiples. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. Our utilization of market valuation models requires us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We use our internal forecasts, which we update quarterly, to make our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities.

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of the goodwill and other indefinite-lived intangible assets as of October 31, 2021 were reasonable.

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

Investments in affiliates — We had aggregate investments in affiliates of $174 at December 31, 2021 and $152 at December 31, 2020. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. Fair value is generally determined using the discounted cash flows (an income approach) or guideline public company (a market approach) methods.

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

The following table summarizes the sensitivity of the fair value of our derivative instruments, including forward contracts and currency swaps, at December 31, 2021 to a 10% change in foreign exchange rates.

	10% Increase	10% Decrease
	in Rates	in Rates
	Gain (Loss)	Gain (Loss)
Foreign currency rate sensitivity:
Currency swaps	$(83)	$85
Forward contracts	$(31)	$37

At December 31, 2021, of the $1,545 total notional amount of foreign currency derivatives, approximately 71% represents the aggregate of fixed-to-fixed cross-currency interest rate swaps while the remaining 29% primarily represents forward contracts associated with our forecasted foreign currency-denominated sales and purchase transactions.

To manage our global liquidity objectives, we periodically execute intercompany loans, some of which are foreign currency-denominated. With respect to such intercompany loans, the total notional amount outstanding at December 31, 2021 is approximately $782. Depending on the specific objective of each intercompany loan arrangement, certain intercompany loans may be hedged while others remain unhedged for strategic reasons. The decision to hedge the loan, to designate the loan itself as a hedge or not to hedge the loan is dependent on management's underlying strategy. Of the approximately $782 of foreign currency-denominated intercompany loans outstanding at December 31, 2021, $316, or 40%, has been hedged by one of our fixed-to-fixed cross-currency swaps whereby we have protected the income statement from exchange rate risk. Of the remaining 60% of such outstanding intercompany loans, $54 million has been hedged by foreign currency forwards and the remaining balances have not been hedged.

To align our cash requirements with availability by currency, we also periodically issue external debt that is denominated in a currency other than the functional currency of the issuing entity. As of December 31, 2021, we had $400 of external U.S. dollar debt, issued by a euro-functional entity, all of which has been hedged by our fixed-to-fixed cross-currency interest rate swaps. Such swaps are treated as cash flow hedges whereby the changes in fair value are recorded in OCI to the extent the hedges remain effective.

At December 31, 2020, the total notional amount of our currency derivative portfolio was $1,504 and included fixed-to-fixed cross-currency interest rate swaps associated with $775 of external debt. The remaining $729 represents currency swaps and forward contracts associated with certain foreign currency-denominated intercompany loans and forecasted sales and purchase transactions.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Dana Incorporated and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2021 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Annual Goodwill Impairment Assessment – Commercial Vehicle Reporting Unit

As described in Notes 1 and 3 to the consolidated financial statements, goodwill impairment testing is performed at the reporting unit level, which is the operating segment in the case of Commercial Vehicle goodwill. The Company’s consolidated goodwill balance was $482 million as of December 31, 2021, and the goodwill associated with the Commercial Vehicle segment was $201 million. Management tests goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Management estimates the fair value of the reporting unit using a model that incorporates various valuation methodologies, including discounted cash flow projections and multiples of current earnings. In determining fair value using discounted cash flow projections, management makes significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected segment EBITDA, discount rates, and exit earnings multiples.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Commercial Vehicle reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the Commercial Vehicle reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, projected segment EBITDA, discount rates, and exit earnings multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over management’s valuation of the Commercial Vehicle reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the Commercial Vehicle reporting unit; (ii) evaluating the appropriateness of management’s discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, projected segment EBITDA, discount rates, and exit earnings multiples. Evaluating management’s significant assumptions related to revenue growth rates and projected segment EBITDA involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the Commercial Vehicle reporting unit; (ii) the consistency with external industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company's discounted cash flow model and (ii) the reasonableness of the discount rates and exit earnings multiples significant assumptions.

Valuation Allowance Assessment of Deferred Tax Assets Related to United States (U.S.) Foreign Tax Credit Carryforwards

As described in Notes 1 and 18 to the consolidated financial statements, the Company has deferred tax assets of $218 million related to other credit carryforwards, of which $98 million are U.S. foreign tax credits offset with $35 million of valuation allowance as of December 31, 2021. A valuation allowance is provided when, in management’s judgment based upon available information, it is more likely than not that a portion of such deferred tax assets will not be realized. To make this assessment, management considers the historical and projected future taxable income or loss by tax jurisdiction. Management considers all components of comprehensive income and weighs the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not taken place as of the assessment date. Management also considers changes to the historical profitability of actions that occurred through the date of assessment and objectively verifiable effects of material forecasted events that would have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events.

The principal considerations for our determination that performing procedures relating to the valuation allowance assessment of deferred tax assets related to U.S. foreign tax credit carryforwards is a critical audit matter are (i) the significant judgment by management when determining the realizability of the U.S. foreign tax credit carryforwards and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to projected taxable income or loss by jurisdiction.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation allowance assessment of the U.S. foreign tax credit carryforwards, including controls over management’s development of projected taxable income or loss by jurisdiction. These procedures also included, among others (i) evaluating management’s assessment of the realizability of the deferred tax assets; (ii) testing the completeness and accuracy of the underlying data used in the valuation allowance assessment; and (iii) evaluating the reasonableness of the significant assumptions used by management related to projected taxable income or loss by jurisdiction. Evaluating management’s significant assumptions related to projected taxable income or loss by jurisdiction involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the Company and (ii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 23, 2022

We have served as the Company’s auditor since 1916.

Dana Incorporated

Consolidated Statement of Operations

(In millions, except per share amounts)

	2021	2020	2019
Net sales	$8,945	$7,106	$8,620
Costs and expenses
Cost of sales	8,108	6,485	7,489
Selling, general and administrative expenses	460	421	508
Amortization of intangibles	14	13	12
Restructuring charges, net		34	29
Impairment of goodwill		(51)	(6)
Pension settlement charges			(259)
Other income (expense), net	32	22	(25)
Earnings before interest and income taxes	395	124	292
Loss on extinguishment of debt	(29)	(8)	(9)
Interest income	9	9	10
Interest expense	131	138	122
Earnings (loss) before income taxes	244	(13)	171
Income tax expense (benefit)	72	58	(32)
Equity in earnings of affiliates	28	20	30
Net income (loss)	200	(51)	233
Less: Noncontrolling interests net income	14	10	13
Less: Redeemable noncontrolling interests net loss	(11)	(30)	(6)
Net income (loss) attributable to the parent company	$197	$(31)	$226

Net income (loss) per share available to common stockholders
Basic	$1.36	$(0.21)	$1.57
Diluted	$1.35	$(0.21)	$1.56

Weighted-average common shares outstanding
Basic	144.8	144.5	144.0
Diluted	146.2	144.5	145.1

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income

(In millions)

	2021	2020	2019
Net income (loss)	$200	$(51)	$233
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(9)	(77)	8
Hedging gains and losses	(5)	39	24
Defined benefit plans	53	9	344
Other comprehensive income (loss)	39	(29)	376
Total comprehensive income (loss)	239	(80)	609
Less: Comprehensive income attributable to noncontrolling interests	(2)	(27)	(9)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	1	36	1
Comprehensive income (loss) attributable to the parent company	$238	$(71)	$601

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet

(In millions, except share and per share amounts)

	2021	2020
Assets
Current assets
Cash and cash equivalents	$268	$559
Marketable securities	17	21
Accounts receivable
Trade, less allowance for doubtful accounts of $7 in 2021 and $7 in 2020	1,321	1,201
Other	220	231
Inventories	1,564	1,149
Other current assets	196	127
Total current assets	3,586	3,288
Goodwill	482	479
Intangibles	233	236
Deferred tax assets	580	611
Other noncurrent assets	131	169
Investments in affiliates	174	152
Operating lease assets	247	190
Property, plant and equipment, net	2,199	2,251
Total assets	$7,632	$7,376

Liabilities and equity
Current liabilities
Short-term debt	$23	$26
Current portion of long-term debt	8	8
Accounts payable	1,571	1,331
Accrued payroll and employee benefits	184	190
Taxes on income	41	35
Current portion of operating lease liabilities	43	43
Other accrued liabilities	304	308
Total current liabilities	2,174	1,941
Long-term debt, less debt issuance costs of $26 in 2021 and $27 in 2020	2,386	2,420
Noncurrent operating lease liabilities	209	154
Pension and postretirement obligations	398	479
Other noncurrent liabilities	292	368
Total liabilities	5,459	5,362
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	198	180
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,238,660 and 144,515,658 shares outstanding	2	2
Additional paid-in capital	2,427	2,408
Retained earnings	662	530
Treasury stock, at cost (11,661,591 and 10,442,582 shares)	(184)	(156)
Accumulated other comprehensive loss	(985)	(1,026)
Total parent company stockholders' equity	1,922	1,758
Noncontrolling interests	53	76
Total equity	1,975	1,834
Total liabilities, redeemable noncontrolling interests and equity	$7,632	$7,376

 The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows

(In millions)

	2021	2020	2019
Operating activities
Net income (loss)	$200	$(51)	$233
Depreciation	365	345	322
Amortization	24	20	17
Amortization of deferred financing charges	6	8	6
Redemption premium on debt	21		7
Write-off of deferred financing costs	8	8	2
Earnings of affiliates, net of dividends received	(10)	7	(9)
Stock compensation expense	17	14	19
Deferred income taxes	(1)	(35)	(137)
Pension expense, net	(1)	3	211
Gain on sale leaseback	(66)
Impairment of goodwill		51	6
Change in working capital	(455)	47	(17)
Change in other noncurrent assets and liabilities	(3)	(20)	(18)
Other, net	53	(11)	(5)
Net cash provided by operating activities	158	386	637
Investing activities
Purchases of property, plant and equipment	(369)	(326)	(426)
Proceeds from sale of property, plant and equipment	85	11	7
Acquisition of businesses, net of cash acquired	(18)	(6)	(668)
Investments in affiliates	(23)	(21)	(4)
Purchases of marketable securities	(32)	(44)	(33)
Proceeds from sales of marketable securities	30	5	6
Proceeds from maturities of marketable securities	35	36	29
Proceeds from sale of equity affiliate	29	21
Proceeds from sale of subsidiaries, net of cash disposed	(4)		1
Settlement of terminated fixed-to-fixed cross currency swap	(22)
Settlements of undesignated derivatives	(4)	(5)	(20)
Other, net		2	(15)
Net cash used in investing activities	(293)	(327)	(1,123)
Financing activities
Net change in short-term debt	(3)	9	(3)
Proceeds from long-term debt	1,157	508	975
Repayment of long-term debt	(1,156)	(480)	(423)
Redemption premium on debt	(21)		(7)
Deferred financing payments	(18)	(13)	(20)
Dividends paid to common stockholders	(58)	(15)	(58)
Repurchases of common stock	(23)		(25)
Distributions to noncontrolling interests	(15)	(11)	(19)
Contributions from noncontrolling interests	14	4	4
Sale of interest to noncontrolling shareholder		9	53
Deconsolidation of non-wholly owned subsidiary	(6)	(14)
Payments to acquire noncontrolling interests		(7)
Other, net	2	(2)	2
Net cash provided by (used in) financing activities	(127)	(12)	479
Net increase (decrease) in cash, cash equivalents and restricted cash	(262)	47	(7)
Cash, cash equivalents and restricted cash - beginning of period	567	518	520
Effect of exchange rate changes on cash balances	(18)	2	5
Cash, cash equivalents and restricted cash - end of period	$287	$567	$518

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Stockholders’ Equity

(In millions)

	Parent Company Stockholders'
						Accumulated	Parent
			Additional			Other	Company	Non-
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'	controlling	Total
	Stock	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2018	$—	$2	$2,368	$456	$(119)	$(1,362)	$1,345	$97	$1,442
Adoption of ASU 2016-02 leases, January 1, 2019				(1)			(1)		(1)
Net income				226			226	13	239
Other comprehensive income (loss)						375	375	(4)	371
Common stock dividends and dividend equivalents ($0.40 per share)			1	(59)			(58)		(58)
Common stock share repurchases					(25)		(25)		(25)
Distributions to noncontrolling interests							—	(19)	(19)
Increase from business combination							—	8	8
Stock compensation			17				17		17
Stock withheld for employees taxes					(6)		(6)		(6)
Balance, December 31, 2019	—	2	2,386	622	(150)	(987)	1,873	95	1,968
Adoption of ASU 2016-13 credit losses, January 1, 2020				(1)			(1)		(1)
Net income (loss)				(31)			(31)	10	(21)
Other comprehensive income (loss)						(40)	(40)	17	(23)
Common stock dividends and dividend equivalents ($0.10 per share)				(15)			(15)		(15)
Distributions to noncontrolling interests							—	(11)	(11)
Purchase of noncontrolling interests			10				10	(23)	(13)
Sale of noncontrolling interests							—	2	2
Redeemable noncontrolling interests adjustment to redemption value				(38)			(38)		(38)
Deconsolidation of non-wholly owned subsidiary				(7)		1	(6)	(14)	(20)
Stock compensation			12				12		12
Stock withheld for employees taxes					(6)		(6)		(6)
Balance, December 31, 2020	—	2	2,408	530	(156)	(1,026)	1,758	76	1,834
Net income				197			197	14	211
Other comprehensive income (loss)						41	41	(12)	29
Common stock dividends and dividend equivalents ($0.40 per share)			1	(59)			(58)		(58)
Common stock share repurchases					(23)		(23)		(23)
Distributions to noncontrolling interests							—	(15)	(15)
Purchase of noncontrolling interests							—	(2)	(2)
Sale of noncontrolling interests							—	(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value				(6)			(6)		(6)
Deconsolidation of non-wholly owned subsidiary							—	(8)	(8)
Other							—	1	1
Stock compensation			18				18		18
Stock withheld for employees taxes					(5)		(5)		(5)
Balance, December 31, 2021	$—	$2	$2,427	$662	$(184)	$(985)	$1,922	$53	$1,975

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements include the accounts of all subsidiaries where we hold a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20 to 50%-owned affiliates, which are not required to be consolidated, are generally accounted for under the equity method. Equity in earnings of these investments is presented separately in the consolidated statement of operations, net of tax. Investments in less-than-20%-owned companies are generally included in the financial statements at the cost of our investment. Dividends, royalties and fees from these cost basis affiliates are recorded in income when received. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

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

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At  December 31, 2021, the machinery and equipment component of property, plant and equipment includes $24 of our tooling related to long-term supply arrangements. Also at  December 31, 2021, other accounts receivable includes $45 of costs related to tooling that we have a contractual right to collect from our customers.

Goodwill — We test goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Goodwill impairment testing is performed at the reporting unit level, which is the operating segment in the case of our Off-Highway and Commercial Vehicle goodwill. A multi-step impairment test is performed on goodwill. In Step 0, we have the option to evaluate various qualitative factors to determine the likelihood of impairment. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base. If we determine that the fair value is more likely than not less than the carrying value, then we are required to perform Step 1. If we do not elect to perform Step 0, we can voluntarily proceed directly to Step 1. In Step 1, we estimate the fair value of the reporting units using a model that incorporates various valuation methodologies, including discounted cash flow projections and multiples of current earnings. In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected segment EBITDA, discount rates, and exit earnings multiples. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge is recorded for the difference. See Note 3 for more information about goodwill.

Intangible assets — Intangible assets include the value of core technology, trademarks and trade names and customer relationships. Core technology and customer relationships have definite lives while the majority of our trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful life using the straight-line method of amortization and are periodically reviewed for impairment indicators. Amortization of core technology is charged to cost of sales. Amortization of trademarks and trade names and customer relationships is charged to amortization of intangibles. Indefinite-lived intangible assets are tested for impairment annually and more frequently if impairment indicators exist. See Note 3 for more information about intangible assets.

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

Tangible asset impairments — We review the carrying value of depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell and are no longer depreciated.

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

Financial instruments — The carrying values of cash and cash equivalents, trade receivables, notes receivable and short-term borrowings approximate fair value. Borrowings under our credit facilities are carried at historical cost and adjusted for principal payments and foreign currency fluctuations.

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

We may also use fixed-to-floating or floating-to-fixed interest rate swaps or other similar derivatives to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed-rate and variable-rate debt. As a fair value hedge of the underlying debt, changes in the fair values of the swap and the underlying debt are recorded in interest expense. No such fixed-to-floating or floating-to-fixed swaps were outstanding at December 31, 2021. See Note 15 for additional information.

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

Foreign currency translation — The financial statements of subsidiaries and equity affiliates outside the U.S. located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which typically is the local currency. Transaction gains and losses resulting from translating assets and liabilities of these entities into the functional currency are included in other income (expense), net or in equity in earnings of affiliates. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange, while assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred and included as a component of accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity. For operations whose functional currency is the U.S. dollar, nonmonetary assets are translated into U.S. dollars at historical exchange rates and monetary assets are translated at current exchange rates with translation gains and losses included in other income (expense), net.

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

A valuation allowance is provided when, in our judgment based upon available information, it is more likely than not that a portion of such deferred tax assets will not be realized. To make this assessment, we consider the historical and projected future taxable income or loss by tax jurisdiction. We consider all components of comprehensive income and weigh the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not taken place as of the assessment date. We also consider changes to historical profitability of actions that occurred through the date of assessment and objectively verifiable effects of material forecasted events that would have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events. We also incorporate the changes to historical and prospective income from tax planning strategies that are prudent and feasible.

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Salaries, fringes and occupancy costs, including building, utility and overhead costs, comprise the vast majority of these expenses and are expensed as incurred. Research and development expenses were $178, $146 and $112 in 2021, 2020 and 2019. Beginning in 2020, we significantly increased our research and development activities in support of electrification initiatives.

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

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance is intended to provide clarification on how to account for contract assets acquired via business combination, which will generally be at the same value as recognized by the acquiree assuming the acquiree followed US GAAP. The guidance becomes effective January 1, 2023. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. This guidance is intended to provide clarity on what information must be disclosed when receiving government assistance. Details include the disclosure of the nature of the transactions, line items affected, and significant terms and conditions. The guidance becomes effective January 1, 2022. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2. Acquisitions

Pi Innovo Holdings Limited — On October 20, 2020, we acquired an initial 49% ownership interest in Pi Innovo Holdings Limited (Pi Innovo). Pi Innovo designs, develops and manufactures electronic control units spanning a range of applications and industries. Our initial investment in Pi Innovo was accounted for following the equity method. On March 1, 2021, we acquired the remaining 51% ownership interest in Pi Innovo. The acquisition of the remaining ownership interest provides us with a 100% ownership interest in Pi Innovo. The total purchase consideration of $35 is comprised of $18 of cash paid at closing and the $17 fair value of our previously held equity method investment in Pi Innovo. The results of operations of the business are reported within our Commercial Vehicle operating segment. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented.

Ashwoods Innovations Limited — On February 28, 2019, through our acquisition of ODS, we acquired an initial 62.4% ownership interest in Ashwoods Innovations Limited (Ashwoods). Ashwoods designs and manufactures permanent magnet electric motors for the automotive, material handling and off-highway vehicle markets. Our intial investment in Ashwoods was accounted for following the equity method. On February 5, 2020, we acquired Curtis Instruments, Inc.'s (Curtis) 35.4% ownership interest in Ashwoods. The acquisition of Curtis' interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a 97.8% ownership interest and a controlling financial interest in Ashwoods. We recognized a $3 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in Ashwoods to fair value. The total purchase consideration of $22 is comprised of $8 of cash paid to Curtis at closing, the $10 fair value of our previously held equity method investment in Ashwoods and $4 related to the effective settlement of a pre-existing loan payable due from Ashwoods. During March 2020, we acquired the remaining noncontrolling interests in Ashwoods held by employee shareholders. See Hydro-Québec relationship discussion below for details of subsequent changes in our ownership interest in Ashwoods. The results of operations of the business are reported within our Off-Highway operating segment. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented.

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

Prestolite E-Propulsion Systems (Beijing) Limited — On June 6, 2019, we acquired Prestolite Electric Beijing Limited's (PEBL) 50% ownership interest in PEPS for consideration of $50, using cash on hand. PEPS manufactures and distributes electric mobility solutions, including electric motors, inverters, and generators for commercial vehicles and heavy machinery. PEPS has a state-of-the-art facility in China, enabling us to expand motor and inverter manufacturing capabilities in the world's largest electric-mobility market. The acquisition of PEBL's interest in PEPS, along with our existing ownership interest in PEPS through our TM4 subsidiary, provides us with a 100% ownership interest and a controlling financial interest in PEPS. We recognized a $2 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in PEPS to fair value. See Hydro-Québec relationship discussion above for details of the subsequent change in our ownership interest in PEPS. The results of operations of the business are reported in our Commercial Vehicle operating segment from the date of acquisition. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented. PEPS had an insignificant impact on our consolidated results of operations during 2019.

Oerlikon Drive Systems — On February 28, 2019, we acquired a 100% ownership interest in the Oerlikon Drive Systems (ODS) segment of the Oerlikon Group for consideration of $626 which was funded primarily through debt proceeds. ODS is a global manufacturer of high-precision gears, planetary hub drives for wheeled and tracked vehicles, and products, controls, and software that support vehicle electrification across the mobility industry. The acquisition of ODS is expected to deliver significant long-term value by accelerating our commitment to vehicle electrification and strengthening the technology portfolio for each of our end markets while further expanding and balancing the manufacturing presence of our off-highway business in key geographical markets.

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

2019
Net sales	$8,765
Net income	$273

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

SME — On January 11, 2019, we acquired a 100% ownership interest in SME for consideration of $88, consisting of $62 in cash on hand and a note payable of $26 which allows for net settlement of potential contingencies as defined in the purchase agreement. The note is payable in five years and bears annual interest of 5%. SME designs, engineers, and manufactures low-voltage AC induction and synchronous reluctance motors, inverters, and controls for a wide range of off-highway electric vehicle applications, including material handling, agriculture, construction, and automated-guided vehicles. The addition of SME's low-voltage motors and inverters, which are primarily designed to meet the evolution of electrification in off-highway equipment, significantly expands Dana's electrified product portfolio. See Hydro-Québec relationship discussion above for details of the subsequent change in our ownership interest in SME. The results of operations of the business are reported in our Off-Highway operating segment from the date of acquisition. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented. During 2019, the business contributed sales of $21.

Note 3.  Goodwill and Other Intangible Assets

Goodwill — Our goodwill is tested for impairment annually as of October 31 for all of our reporting units, and more frequent if events or circumstances warrant such a review. For our 2021 annual impairment test, we performed a Step 0 qualitative approach for the Off-Highway reporting unit and a Step 1 quantitative goodwill impairment analysis for the Commercial Vehicle reporting unit. The results of the Step 1 analysis indicated that the fair value of the Commercial Vehicle reporting unit exceeded its carrying value by 15%. Based on the results of the qualitative and quantitative assessments, we determined that it is more likely than not that the fair value of each of our reporting units exceeded their respective carrying value and as such, our goodwill was not considered impaired as of October 31, 2021.

We determined certain impairment triggers had occurred in the first quarter of 2020 as a result of the effect of the COVID pandemic on our expected future operating cash flows and a decrease in our share price which reduced our market capitalization below book value. Accordingly, we performed interim impairment analyses at each of our reporting units as of March 31, 2020. Based on the results of our interim impairment tests, we concluded that carrying value exceeded fair value in our Commercial Vehicle and Light Vehicle reporting units and we recorded a goodwill impairment charge of $51 in the first quarter of 2020. Our testing for the Off-Highway reporting unit indicated that fair value slightly exceeded carrying value and, accordingly, no impairment charge was required. The reduction in fair values, and the corresponding impairment charges, were primarily driven by the negative effect of the COVID pandemic on each reporting unit’s near-term cash flows.

The change in the carrying amount of goodwill in 2021 is primarily due to the acquisition of Pi Innovo, measurement period adjustments for the Ashwoods acquisition and currency fluctuation. The change in the carrying amount of goodwill in 2020 was primarily due to the impairment charge, the acquisition of Ashwoods, measurement period adjustments for the Nordresa acquisition and currency fluctuation. See Note 2 for additional information on recent acquisitions.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2019	$3	$228	$262	$—	$493
Acquisitions		(5)	26		21
Impairment	(3)	(48)			(51)
Currency impact		2	14		16
Balance, December 31, 2020	—	177	302	—	479
Acquisitions		22	(11)		11
Currency impact		2	(10)		(8)
Balance, December 31, 2021	$—	$201	$281	$—	$482

Non-amortizable intangible assets — Our non-amortizable intangible assets include a portion of our trademarks and trade names. Non-amortizable trademarks and trade names consist of the Dana®, Spicer® and TM4® trademarks and trade names utilized in our Commercial Vehicle and Off-Highway segments. We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the two years ended  December 31, 2021 in connection with the required annual assessment for trademarks and trade names.

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

These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows. We use our internal forecasts, which we update quarterly, to develop our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. Our valuation is applied over the life of the primary assets within the asset groups. If the undiscounted cash flows do not indicate that the carrying amount of the asset group is recoverable, an impairment charge is recorded if the carrying amount of the asset group exceeds its fair value based on discounted cash flow analyses or appraisals. There were no impairments recorded during the two years ended December 31, 2021.

Components of other intangible assets —

		December 31, 2021			December 31, 2020
	Weighted
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	8	$161	$(110)	$51	$146	$(103)	$43
Trademarks and trade names	13	31	(12)	19	31	(9)	22
Customer relationships	8	519	(431)	88	525	(431)	94
Non-amortizable intangible assets
Trademarks and trade names		75		75	77		77
		$786	$(553)	$233	$779	$(543)	$236

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  December 31, 2021 were as follows: Light Vehicle – $19, Commercial Vehicle – $76, Off-Highway – $132 and Power Technologies – $6.

Amortization expense related to amortizable intangible assets —

	2021	2020	2019
Charged to cost of sales	$10	$7	$5
Charged to amortization of intangibles	14	13	12
Total amortization	$24	$20	$17

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on  December 31, 2021 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2022	2023	2024	2025	2026
Amortization expense	$23	$23	$22	$20	$18

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

There were no net restructuring charges in 2021. Net restructuring charges of $34 and $29 in 2020 and 2019 were comprised of severance and benefit costs related to integration of recent acquisitions, headcount reductions across our operations and exit costs related to previously announced actions.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance, December 31, 2018	$25	$4	$29
Charges to restructuring	21	10	31
Adjustments of accruals	(2)		(2)
Cash payments	(31)	(9)	(40)
Lease cease-use reclassification		(4)	(4)
Balance, December 31, 2019	13	1	14
Charges to restructuring	30	6	36
Adjustments of accruals	(2)		(2)
Cash payments	(12)	(7)	(19)
Currency impact	1		1
Balance, December 31, 2020	30	—	30
Charges to restructuring	2	5	7
Adjustments of accruals	(7)	—	(7)
Cash payments	(13)	(5)	(18)
Currency impact	(1)		(1)
Balance, December 31, 2021	$11	$—	$11

At  December 31, 2021, accrued employee termination benefits include costs to reduce approximately 200 employees to be completed over the next year.

Note 5.  Inventories

Inventory components at December 31 —

	2021	2020
Raw materials	$651	$473
Work in process and finished goods	1,000	758
Inventory reserves	(87)	(82)
Total	$1,564	$1,149

Note 6.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2021	2020
Other current assets:
Prepaid expenses	$147	$95
Other	49	32
Total	$196	$127

Other noncurrent assets:
Marketable securities	$—	$49
Customer incentive payments	38	45
Prepaid expenses	2	2
Deferred financing costs	6	5
Pension assets, net of related obligations	15	3
Other	70	65
Total	$131	$169

Property, plant and equipment, net:
Land and improvements to land	$193	$210
Buildings and building fixtures	590	646
Machinery and equipment	3,872	3,613
Finance lease right-of-use assets	64	72
Total cost	4,719	4,541
Less: accumulated depreciation	(2,520)	(2,290)
Net	$2,199	$2,251

Other accrued liabilities (current):
Non-income taxes payable	$54	$56
Accrued interest	25	13
Warranty reserves	51	43
Deferred income	8	7
Workplace injury costs	5	6
Restructuring costs	11	30
Payable under forward contracts	1	9
Environmental	5	5
Other expense accruals	144	139
Total	$304	$308

Other noncurrent liabilities:
Income tax liability	$68	$51
Interest rate swap market valuation	51	128
Deferred income tax liability	32	38
Workplace injury costs	15	15
Warranty reserves	56	55
Other noncurrent liabilities	70	81
Total	$292	$368

Cash, cash equivalents and restricted cash at —

	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$268	$559	$508	$510
Restricted cash included in other current assets	9	5	6	7
Restricted cash included in other noncurrent assets	10	3	4	3
Total cash, cash equivalents and restricted cash	$287	$567	$518	$520

Supplemental cash flow information —

	2021	2020	2019
Change in working capital:
Change in accounts receivable	$(189)	$(66)	$134
Change in inventories	(471)	69	35
Change in accounts payable	254	82	(96)
Change in accrued payroll and employee benefits	3	(22)	(21)
Change in accrued income taxes	(44)	(9)	(19)
Change in other current assets and liabilities	(8)	(7)	(50)
Net	$(455)	$47	$(17)

Cash paid during the period for:
Interest	$109	$129	$117
Income taxes	99	98	125
Noncash investing and financing activities:
Purchases of property, plant and equipment held in accounts payable	$91	$50	$71
Stock compensation plans	18	12	17
Noncash dividends declared	1	—	1

Note 7. Leases

Our leases generally have remaining lease terms of one year to twenty years, some of which include options to extend the leases for up to forty years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides a summary of the location and amounts related to finance leases recognized in the consolidated balance sheet. Short-term lease costs were insignificant as of December 31, 2021 and 2020.

	Classification	2021	2020
Finance lease right-of-use assets	Property, plant and equipment, net	$63	$72
Finance lease liabilities	Current portion of long-term debt	8	7
Finance lease liabilities	Long-term debt	47	53

Components of lease expense —

	2021	2020	2019
Operating lease cost	$53	$52	$50
Finance lease cost:
Amortization of right-of-use assets	$8	$5	$3
Interest on lease liabilities	2	2	1
Total finance lease cost	$10	$7	$4

Supplemental cash flow information related to leases —

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53	$52	$50
Operating cash flows from finance leases	2	2	1
Financing cash flows from finance leases	7	4	3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$105	$57	$24
Finance leases	3	32	13

Supplemental balance sheet information related to leases —

	2021	2020
Weighted-average remaining lease term (years):
Operating leases	10	6
Finance leases	13	14
Weighted-average discount rate:
Operating leases	6.3%	4.3%
Finance leases	4.5%	4.4%

Maturities —

	Operating Leases	Finance Leases
2022	$52	$10
2023	40	9
2024	35	7
2025	31	6
2026	28	5
Thereafter	170	40
Total lease payments	356	77
Less: interest	104	22
Present value of lease liabilities	$252	$55

Operating lease payments presented in the table above exclude approximately $47 of minimum lease payments for real estate leases signed in 2021 but not yet commenced and $29 of minimum lease payments for a real estate lease that was signed in January 2022. These leases are expected to commence in 2022.

Note 8.  Stockholders' Equity

Preferred Stock

We are authorized to issue 50,000,000 shares of Dana preferred stock, par value $0.01 per share. There were no preferred shares outstanding at December 31, 2021 or 2020.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At  December 31, 2021, there were 155,900,251 shares of our common stock issued and 144,238,660 shares outstanding, net of 11,661,591 in treasury shares. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our stock compensation plan in addition to shares repurchased through share repurchase programs.

Our Board of Directors declared a cash dividend of ten cents per share of common stock in all four quarters of 2021. Aggregate 2021 cash dividends paid totaled $58. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Under the existing program, we spent $23 to repurchase 1,000,000 shares of our common stock during the third quarter of 2021 through open market transactions. Approximately $127 remained available under the program for future share repurchases as of December 31, 2021.

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
				Accumulated
	Foreign		Defined	Other
	Currency		Benefit	Comprehensive
	Translation	Hedging	Plans	Loss
Balance, December 31, 2018	$(721)	$(54)	$(587)	$(1,362)
Other comprehensive income (loss):
Currency translation adjustments	8			8
Holding gains and losses		58		58
Reclassification of amount to net income (a)		(33)		(33)
Net actuarial gains			71	71
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			286	286
Tax expense	(1)	(1)	(13)	(15)
Other comprehensive income	7	24	344	375
Balance, December 31, 2019	(714)	(30)	(243)	(987)
Other comprehensive income (loss):
Currency translation adjustments	(88)			(88)
Holding gains and losses		(78)		(78)
Reclassification of amount to net income (a)		117		117
Net actuarial losses			(11)	(11)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			20	20
Other comprehensive income (loss)	(88)	39	9	(40)
Deconsolidation of non-wholly owned subsidiary			1	1
Balance, December 31, 2020	(802)	9	(233)	(1,026)
Other comprehensive income (loss):
Currency translation adjustments	(7)			(7)
Holding gains and losses		55		55
Reclassification of amount to net income (a)		(59)		(59)
Net actuarial gains			52	52
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			18	18
Tax expense		(1)	(17)	(18)
Other comprehensive income (loss)	(7)	(5)	53	41
Balance, December 31, 2021	$(809)	$4	$(180)	$(985)

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

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. We estimate the fair value of the redemption value using an income based approach based on discounted cash flow projections.  In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rates, and terminal growth rates.

Reconciliation of changes in redeemable noncontrolling interests —

	2021	2020
Balance, beginning of period	$180	$167
Capital contribution from redeemable noncontrolling interest	14	4
Sale of redeemable noncontrolling interest		7
Adjustment to redemption value	6	38
Other	(1)
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(11)	(30)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	10	(6)
Balance, end of period	$198	$180

Note 10.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2021	2020	2019
Net income (loss) available to common stockholders - Numerator basic and diluted	$197	$(31)	$226

Denominator:
Weighted-average common shares outstanding - Basic	144.8	144.5	144.0
Employee compensation-related shares, including stock options	1.4	—	1.1
Weighted-average common shares outstanding - Diluted	146.2	144.5	145.1

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.6 million, 1.4 million and 0.1 million CSEs from the calculations of diluted earnings per share for the years 2021, 2020 and 2019 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.7 million for 2020 since there was no net income available to common stockholders for this period.

Note 11.  Stock Compensation

2021 Omnibus Incentive Plan

On April 21, 2021, our stockholders approved the 2021 Omnibus Incentive Plan (the Plan), replacing the 2017 Omnibus Incentive Plan (the Prior Plan). The Plan authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and performance share units (PSUs) through April 2031. The maximum aggregate number of shares of common stock that may be issued under the Plan is 3.5 million shares of common stock plus the number of shares that remained available for new grants under the Prior Plan. Cash-settled awards do not count against the number of shares available for award under the Plan. At  December 31, 2021, there were 6.4 million shares available for future grants. Shares of common stock to be issued under the Plan are made available from authorized and unissued Dana common stock.

Award activity — (shares in millions)

	Options		SARs		RSUs		PSUs
						Grant-Date		Grant-Date
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Fair Value*	Shares	Fair Value*
December 31, 2020	0.6	$16.27	0.1	$16.50	2.5	$18.27	0.8	$15.18
Granted					0.9	23.44	0.2	26.81
Exercised or vested	(0.4)	16.31	(0.1)	16.77	(0.5)	25.81	(0.1)	16.27
Forfeited or expired					(0.5)	18.17	(0.4)	16.54
December 31, 2021	0.2	16.18	—		2.4	17.25	0.5	17.71

* Weighted-average per share

	2021	2020	2019
Total stock compensation expense	$17	$14	$19
Total grant-date fair value of awards vested	15	16	16
Cash received from exercise of stock options	5
Cash paid to settle SARs and RSUs	2	2	2
Intrinsic value of stock options and SARs exercised	2		1
Intrinsic value of RSUs and PSUs vested	14	14	17

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For options and SARs, we use an option-pricing model to estimate fair value. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $6 and $4 for cash-settled awards at  December 31, 2021 and 2020. During 2021 we issued 0.4 million shares related to stock options and issued 0.4 million and 0.1 million shares of common stock based on vesting of RSUs and PSUs, respectively. At  December 31, 2021, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $19. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock options and stock appreciation rights — The exercise price of each option or SAR equals the closing market price of our common stock on the date of grant. Options and SARs generally vest over three years and their maximum term is ten years. Shares issued upon the exercise of options are recorded as common stock and additional paid-in capital at the option price. SARs are settled in cash for the difference between the market price on the date of exercise and the exercise price. We have not granted stock options or SARs since 2013. All outstanding awards are fully vested and exercisable. At  December 31, 2021, the outstanding awards have an aggregate intrinsic value of $2 and a weighted-average remaining contractual life of 1.1 years.

Restricted stock units and performance shares units — Each RSU or PSU granted represents the right to receive one share of Dana common stock or, at the election of Dana (for units awarded to board members) or for employees located outside the U.S. (for employee awarded units), cash equal to the market value per share. All RSUs contain dividend equivalent rights. RSUs granted to non-employee directors vest on the first anniversary date of the grant and those granted to employees generally cliff vest fully after three years for older awards and pro-rata vest for newer awards over three years. PSUs granted to employees vest if specified performance goals are achieved during the respective performance period, generally three years.

Under the 2021 stock compensation award program, the number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. Under the 2020 stock compensation award program, the number of PSUs that ultimately vest is contingent on achieving a specified free cash flow target and a specified margin target, with an even distribution between the two targets. Our 2019 program had a specified return on invested capital target and specified margin target, with an even distribution between the two targets. For the portions of the awards based on financial metrics, we estimated the fair value at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the awards are not dividend protected. For the portion of the 2021 award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 0.18% was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield of 2.27% was calculated using a blended approach of a historical average yield calculated by dividing the expected annual dividend by the average stock price over the prior year and the current yield calculated by dividing the expected annual dividend by the grant date stock price. The estimated volatility of 62.8% was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date. The estimated grant date value is accrued over the performance period and adjusted as appropriate based on performance relative to the target.

Cash incentive awards — Our 2021 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are primarily based on achieving certain financial performance goals. The financial performance goals of the plan are established annually by the Board of Directors.

Under the 2021 annual incentive program, participants were eligible to receive cash awards based on achieving earnings and cash flow performance goals. Under the 2020 and 2019 annual incentive programs, participants were eligible to receive cash awards based on achieving a cash flow and earnings and cash flow performance goals, respectively. We accrued $8, $23 and $27 of expense in 2021, 2020 and 2019 for the expected cash payments under these programs.

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

Components of net periodic benefit cost (credit) and other amounts recognized in OCI —

	Pension Benefits
	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$13	$5	$21	$5	$40	$8
Expected return on plan assets	(26)	(2)	(35)	(3)	(51)	(3)
Service cost		9		9		8
Amortization of net actuarial loss	9	9	11	9	22	6
Settlement charge					256	3
Curtailment						(1)
Net periodic benefit cost (credit)	(4)	21	(3)	20	267	21

Recognized in OCI:
Amount due to net actuarial (gains) losses	(4)	(23)	(4)	10	(107)	33
Reclassification adjustment for net actuarial losses in net periodic benefit cost	(9)	(9)	(11)	(9)	(278)	(9)
Total recognized in OCI	(13)	(32)	(15)	1	(385)	24
Net recognized in benefit cost (credit) and OCI	$(17)	$(11)	$(18)	$21	$(118)	$45

	OPEB
	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$—	$2	$—	$2	$—	$3
Service cost		1		1
Amortization of net actuarial gain						(1)
Net periodic benefit cost	—	3	—	3	—	2

Recognized in OCI:
Amount due to net actuarial (gains) losses	(1)	(24)	1	4	1	2
Reclassification adjustment for net actuarial gain in net periodic benefit cost						1
Total recognized in OCI	(1)	(24)	1	4	1	3
Net recognized in benefit cost (credit) and OCI	$(1)	$(21)	$1	$7	$1	$5

Our U.S. defined benefit pension plans are frozen and no additional service cost is being accrued. The service cost component is included in cost of sales and selling, general and administrative expenses. Other components of net periodic benefit cost (credit) are included in other income (expense), net in our consolidated income statement. Actuarial gains and losses resulting from plan remeasurement are recognized in AOCI in the period of remeasurement. We use the corridor approach for purposes of systematically amortizing deferred gains or losses as a component of net periodic benefit cost into the income statement in future reporting periods. The amortization period used is generally the average remaining service period of active participants in the plan unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of the inactive participants.

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

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits				OPEB
	2021		2020		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$810	$438	$772	$412	$4	$93	$3	$88
Interest cost	13	5	21	5		2		2
Service cost		9		9		1		1
Actuarial (gain) loss	(29)	(25)	68	10	(1)	(24)	1	4
Benefit payments	(49)	(15)	(51)	(13)		(4)		(4)
Settlements		(1)		(4)
Deconsolidation of subsidiary				(8)
Translation adjustments		(27)		27		1		2
Obligation at end of period	$745	$384	$810	$438	$3	$69	$4	$93

	Pension Benefits				OPEB
	2021		2020		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$781	$69	$724	$78	$—	$—	$—	$—
Actual return on plan assets	1		107	3
Employer contributions		17	1	14		5		4
Benefit payments	(49)	(15)	(51)	(13)		(4)		(4)
Settlements		(1)		(4)
Deconsolidation of subsidiary				(8)
Translation adjustments		(5)		(1)
Fair value at end of period	$733	$65	$781	$69	$—	$1	$—	$—

Funded status at end of period	$(12)	$(319)	$(29)	$(369)	$(3)	$(68)	$(4)	$(93)

Amounts recognized in the balance sheet —

	Pension Benefits				OPEB
	2021		2020		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$14	$1	$2	$1	$—	$—	$—	$—
Current liabilities		(14)		(14)		(5)		(5)
Noncurrent liabilities	(26)	(306)	(31)	(356)	(3)	(63)	(4)	(88)
Net amount recognized	$(12)	$(319)	$(29)	$(369)	$(3)	$(68)	$(4)	$(93)

Amounts recognized in AOCI —

	Pension Benefits				OPEB
	2021		2020		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in AOCI:
Net actuarial loss (gain)	$129	$76	$142	$108	$1	$(32)	$2	$(8)
AOCI before tax	129	76	142	108	1	(32)	2	(8)
Deferred taxes	19	(22)	16	(30)		9		3
Net	$148	$54	$158	$78	$1	$(23)	$2	$(5)

The net actuarial gain for pension for 2021 was primarily due to an increase in discount rates, and for the U.S. plans, partially offset by the actual return on assets underperforming the expected asset return. The actuarial gain for OPEB for 2021 was primarily due to an increase in the discount rates, a decrease in health care trend rates, and other favorable mortality assumption changes.

The net actuarial gain for pension for 2020 for the U.S. plans was largely the result of the actual return on assets exceeding the expected asset return partially offset by the decrease in the discount rate and result of reflecting updated mortality tables. The net actuarial loss for pension for 2020 for the Non-U.S. plans was primarily due to the decrease in the discount rates.

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$568	$12	$16	$14
Projected benefit obligation	568	12	16	14
Fair value of plan assets	582	13	17	15
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	$177	$344	$794	$391
Projected benefit obligation	177	372	794	424
Fair value of plan assets	151	52	764	54

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2021
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$31	$31	$—	$—	$—	$—	$—	$—
U.S. large cap	30				30
EAFE composite	17				17
Emerging markets	10				10
Fixed income securities:
Corporate bonds	556		200		356
U.S. Treasury strips	24		24
Non-U.S. government securities	15		2				13
Emerging market debt	10				10
Alternative investments:
Insurance contracts (c)	57			6				51
Real estate	14				14
Other	1						1
Cash and cash equivalents	33		33
Total	$798	$31	$259	$6	$437	$—	$14	$51

		Fair Value Measurements at December 31, 2020
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$40	$40	$—	$—	$—	$—	$—	$—
U.S. large cap	36				36
EAFE composite	23				23
Emerging markets	16				16
Fixed income securities:
Corporate bonds	572		189		383
U.S. Treasury strips	22		22
Non-U.S. government securities	16		1				15
Emerging market debt	12				12
Alternative investments:
Insurance contracts (c)	58			6				52
Real estate	18				18
Other	2						2
Cash and cash equivalents	35		35
Total	$850	$40	$247	$6	$488	$—	$17	$52

________________________________

Notes:

(a)	Certain assets are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

(b)

This category comprises a combination of small-, mid- and large-cap equity stocks that are allocated at the investment manager's discretion. Investments include common and preferred securities as well as equity funds that invest in these instruments.

(c)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

	2021	2021	2020	2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Insurance	Insurance	Insurance	Insurance
Reconciliation of Level 3 Assets	Contracts	Contracts	Contracts	Contracts
Fair value at beginning of period	$6	$52	$4	$46
Actual gains relating to assets still held at the reporting date		2	2	4
Purchases, sales and settlements				(2)
Currency impact		(3)		4
Fair value at end of period	$6	$51	$6	$52

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

The allocations among portfolios are adjusted as needed to meet changing objectives and constraints and to manage the risk of adverse changes in the unfunded positions of our plans. At  December 31, 2021, the U.S. plans had targets of 18% for the Growth Portfolio (U.S. and non-U.S. equities, high-yield fixed income, real estate, emerging market debt and cash), 80% for the Immunizing Portfolio (long duration U.S. Treasury strips, corporate bonds and cash) and 2% for the Liquidity Portfolio (cash and short-term securities). The assets held at December 31, 2021 by the U.S. plans were invested 18% in the Growth Portfolio, 80% in the Immunizing Portfolio and 2% in the Liquidity Portfolio.

Significant assumptions — The significant weighted-average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	2.83%	1.97%	2.43%	1.40%	3.21%	1.72%
Net periodic benefit cost:
Discount rate	1.72%	1.79%	2.79%	2.10%	3.41%	2.50%
Rate of compensation increase	N/A	2.97%	N/A	3.36%	N/A	3.28%
Expected return on plan assets	3.50%	3.57%	5.00%	4.45%	6.00%	4.61%

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

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 4.00% expected return on asset assumption for 2022 for our U.S. plans.

The significant weighted-average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	2.99%	3.08%	2.67%	2.55%	3.37%	3.10%
Net periodic benefit cost:
Discount rate	2.57%	2.62%	3.19%	3.15%	4.08%	3.76%
Initial health care cost trend rate	N/A	2.27%	N/A	4.64%	N/A	4.22%
Ultimate health care cost trend rate	N/A	4.20%	N/A	5.13%	N/A	4.93%
Year ultimate reached	N/A	2032	N/A	2023	N/A	2023

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

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the following five-year period are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	U.S.	Non-U.S.
2022	$51	$17	$—	$5
2023	50	14		5
2024	49	16		4
2025	49	17		4
2026	48	20		4
2027 to 2031	222	107	1	20
Total	$469	$191	$1	$42

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. There are no projected contributions to be made during 2022 for our U.S. plans and projected contributions of $17 for our non-U.S plans.

Multi-employer pension plans — We participate in the Steelworkers Pension Trust (SPT) multi-employer pension plan which provides pension benefits to certain of our U.S. employees represented by the United Steelworkers and United Automobile Workers unions. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreements expire May 22, 2026. The trustees of the SPT have provided us with the latest data available for the plan year ended  December 31, 2021. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers as a result of our participation in the plan.

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

	Employer	PPA
	Identification	Zone Status		Funding Plan	Contributions by Dana
Pension	Number/			Pending/				Surcharge
Fund	Plan Number	2021	2020	Implemented	2021	2020	2019	Imposed
SPT	23-6648508 / 499	Green	Green	No	$16	$14	$13	No

Note 13.  Marketable Securities

	2021			2020
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Certificates of deposit - Current marketable securities	$17	$—	$17	$21	$—	$21
Corporate securities - Noncurrent marketable securities	$—	$—	$—	$16	$33	$49

Certificates of deposit maturing in one year or less total $17 at  December 31, 2021.

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

Note 14.  Financing Agreements

Long-term debt at December 31 —

	Interest Rate		2021	2020
Senior Notes due December 15, 2024	5.500%		$—	$425
Senior Notes due April 15, 2025	5.750%	*	400	400
Senior Notes due June 1, 2026	6.500%	*		375
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		370
Senior Notes due September 1, 2030	4.250%		400
Senior Notes due February 15, 2032	4.500%		350
Term B Facility				349
Other indebtedness			100	106
Debt issuance costs			(26)	(27)
			2,394	2,428
Less: Current portion of long-term debt			8	8
Long-term debt, less debt issuance costs			$2,386	$2,420

*

In conjunction with the issuance of the April 2025 Notes we entered into 8-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. In conjunction with the issuance of the June 2026 Notes we entered into 10-year fixed-to-fixed cross-currency swaps which had the effect of economically converting the June 2026 Notes to euro-denominated debt at a fixed rate of 5.140%. See Note 15 for additional information.

Interest on the senior notes is payable semi-annually. Other indebtedness includes the note payable to SME, borrowings from various financial institutions and finance lease obligations. See Note 2 for additional information on the note payable to SME.

Scheduled principal payments on long-term debt, excluding finance leases at  December 31, 2021 —

	2022	2023	2024	2025	2026
Maturities	$1	$9	$26	$408	$1

Senior notes activity — On May 13, 2021, we redeemed $254 of our December 2024 Notes pursuant to a tender offer at a weighted average price equal to 102.000% plus accrued and unpaid interest. On May 17, 2021, we called the remaining $171 of our December 2024 Notes at a price equal to 101.833% plus accrued and unpaid interest. The $8 loss on extinguishment of debt recorded in May 2021 includes the redemption premium of $8 and the write-off of $3 of previously deferred financing costs associated with the December 2024 Notes. These charges were partially offset by the recognition of $3 related to an unamortized fair value adjustment associated with a fixed-to-floating interest rate swap that was terminated in 2015.

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

On November 24, 2021, we completed the sale of $350 in senior unsecured notes (the February 2032 Notes) at 4.5%. The February 2032 Notes rank equally with Dana’s other unsecured senior notes. Interest on the notes is payable on February 15 and August 15 of each year, beginning on August 15, 2022. The February 2032 Notes will mature on February 15, 2032. Net proceeds of the offering totaled $345. Financing costs of $5 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. Proceeds from the offering, along with cash on hand, were used to fully pay down the Term B Facility. See credit agreement discussion below.

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

Senior notes redemption provisions — We may redeem some or all of the senior notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on the anniversary date of the senior notes in the year set forth below:

	Redemption Price
	April	November	June	July	September	February
Year	2025 Notes	2027 Notes	2028 Notes	2029 Notes	2030 Notes	2032 Notes
2021	102.875%
2022	101.438%	102.688%
2023	100.000%	101.344%	102.813%
2024	100.000%	100.000%	101.406%	101.500%
2025		100.000%	100.000%	100.750%
2026		100.000%	100.000%	100.000%	102.125%
2027			100.000%	100.000%	101.417%	102.250%
2028				100.000%	100.708%	101.500%
2029					100.000%	100.750%
2030						100.000%
2031						100.000%

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

At any time prior to February 15, 2025, we may redeem up to 40% of the aggregate principal amount of the February 2032 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 104.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, provided that at least 50% of the aggregate principal amount of the February 2032 Notes remains outstanding after the redemption. Prior to February 15, 2027, we may redeem some or all of the February 2032 Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and the risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

Credit agreement — On February 28, 2019, we entered into an amended credit and guaranty agreement comprised of a $500 term facility (the Term A Facility), a $450 term facility (the Term B Facility and, together with the Term A Facility, the Term Facilities) and a $750 revolving credit facility (the Revolving Facility). The Term A Facility and the Revolving Facility were expansions of our existing facilities. On February 28, 2019, we drew the $225 available under the Term A Facility and the $450 available under the Term B Facility. The proceeds from the Term Facilities were used to acquire the Oerlikon Drive Systems segment of the Oerlikon Group and pay for related integration activities. On August 30, 2019, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,000 and extending the maturities and reducing the interest rates of both the Revolving Facility and the Term A Facility. We recorded deferred fees of $13 and $4 related to the amendments to the Term Facilities and the Revolving Facility, respectively. The deferred fees are being amortized over the life of the applicable facilities. On August 30, 2019, we borrowed $100 on the Revolving Facility and paid down a similar amount of the Term B Facility. On December 31, 2020, we fully paid down the Term A Facility. We wrote off $3 of previously deferred financing costs associated with the Term A Facility. On March 25, 2021, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending the maturity to March 25, 2026. We recorded deferred fees of $2 related to the amendment. The deferred fees are being amortized over the life of the Revolving Facility. On November 30, 2021, we fully paid down the Term B Facility. We wrote off $5 of previously deferred financing costs associated with the Term B Facility. Deferred financing costs on our Revolving Facility are included in other noncurrent assets.

The Revolving Facility is guaranteed by all of our wholly-owned domestic subsidiaries subject to certain exceptions (the guarantors) and are secured by a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

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

At  December 31, 2021, we had no outstanding borrowings under the Revolving Facility and had utilized $21 for letters of credit. We had availability at December 31, 2021 under the Revolving Facility of $1,129 after deducting the letters of credit.

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

Debt covenants — At December 31, 2021, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 15.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	December 31, 2021	December 31, 2020
Certificates of deposit	Marketable securities	2	$17	$21
Available-for-sale securities	Other noncurrent assets	1		49
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	7	15
Cash flow hedges	Other accrued liabilities	2	1	1
Undesignated	Accounts receivable - Other	2	2	2
Undesignated	Other accrued liabilities	2		1
Interest rate collars	Other accrued liabilities	2		7
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	34	128
Undesignated	Other noncurrent liabilities	2	17

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		2021		2020
		Carrying	Fair	Carrying	Fair
	Fair Value Level	Value	Value	Value	Value
Long term debt	2	$2,338	$2,412	$2,376	$2,475

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

The following fixed-to-fixed cross-currency swaps were outstanding at  December 31, 2021:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Notional Amount	Traded Amount	Inflow Rate	Outflow Rate
April 2025 Notes	Payable	$ 400	5.75%	$ 400	€ 371	5.75%	3.85%
Luxembourg Intercompany Notes	Receivable	€ 278	3.70%	€ 278	$ 300	5.38%	3.70%
Undesignated 2026 Swap				$ 188	€ 169	6.50%	5.14%
Undesignated Offset 2026 Swap				€ 169	$ 188	3.13%	6.50%

The designated swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the underlying designated financial instruments. Based on our qualitative assessment that the critical terms of all of the underlying designated financial instruments and all of the associated swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As effective cash flow hedges, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying designated financial instruments. See Note 14 for additional information about the April 2025 Notes. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings.

We had previously entered into fixed-to-fixed cross currency swaps as a hedge against our June 2026 Notes.  In June 2021, we elected to redeem all of the June 2026 Notes and de-designated the fixed-to-fixed cross currency swaps. See Note 14 for additional information about the extinguishment of the June 2026 Notes.  As the forecasted payments subject to the hedge will no longer occur in the forecasted periods, we reclassified $9 of previously deferred losses from AOCI into other income (expense), net.  We settled $187 of the $375 notional value resulting in a net cash outflow of $22.  The remaining $188 continues to remain outstanding and we have entered into an offsetting swap to hedge against future fair value adjustments which will be included in earnings. The fair value of the remaining $188 will be settled with the counterparty over the life of the swap through the difference in the euro denominated inflow and outflow rates which are settled on June 15 and December 15 each year through June 2026.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $449 at December 31, 2021 and $386 at December 31, 2020. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,096 at December 31, 2021 and $1,118 at December 31, 2020.

The following currency derivatives were outstanding at  December 31, 2021:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Thai baht	$88	$12	$100	Nov-2022
Euro	U.S. dollar, Australian dollar, Brazilian real, Canadian dollar, Swiss franc, Chinese renminbi, Danish krone, British pound, Hungarian forint, Indian rupee, Mexican peso, Norwegian krone, New Zealand dollar, South African rand	49	87	136	Jan-2024
British pound	U.S. dollar, euro		3	3	Jan-2022
South African rand	U.S. dollar, euro, Thai baht		8	8	Feb-2022
Brazilian real	U.S. dollar, euro	25	11	36	Oct-2022
Indian rupee	U.S. dollar, euro, British pound		156	156	Dec-2022
Chinese renminbi	U.S. dollar, Canadian dollar, euro		9	9	Jan-2022
Australian dollar	U.S. dollar, euro		1	1	Jan-2022
Total forward contracts		162	287	449

U.S. dollar	euro	316	192	508	Nov-2027
Euro	U.S. dollar	400	188	588	Jun-2026
Total currency swaps		716	380	1,096
Total currency derivatives		$878	$667	$1,545

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	December 31, 2021	December 31, 2020	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$(1)	$9	$(1)
Collar		(6)
Cross-Currency Swaps	2	3
Total	$1	$6	$(1)

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	2021	2020	2019
Derivatives Designated as Cash Flow Hedges
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$8,945	$7,106	$8,620
Cost of sales	8,108	6,485	7,489
Other income (expense), net	32	22	(25)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Net sales		1
Cost of sales	(9)	18	(9)
Other income (expense), net	(5)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(45)	99	(24)

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

	2021	2020	2019
Derivatives Not Designated as Hedging Instruments
(Gain) or loss recognized in income
Foreign currency forward contracts
Cost of sales	$1	$—	$—
Other income (expense), net	$—	$(6)	$(14)

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

Note 16.  Commitments and Contingencies

Product liabilities — Accrued product liability costs were $2 and $1 for product liability costs at  December 31, 2021 and 2020. We had also recognized amounts recoverable from third parties of $13 and $11 at the respective dates. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $10 and $10 at  December 31, 2021 and 2020. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	2021	2020	2019
Balance, beginning of period	$98	$101	$75
Amounts accrued for current period sales	38	35	35
Adjustments of prior estimates	11	1	2
Settlements of warranty claims	(28)	(42)	(35)
Acquisitions			24
Divestitures	(10)
Currency impact	(2)	3
Balance, end of period	$107	$98	$101

Note 18.  Income Taxes

Income tax expense (benefit) —

	2021	2020	2019
Current
U.S. federal and state	$(31)	$14	$13
Non-U.S.	104	79	92
Total current	73	93	105

Deferred
U.S. federal and state	54	(23)	(104)
Non-U.S.	(55)	(12)	(33)
Total deferred	(1)	(35)	(137)
Total expense (benefit)	$72	$58	$(32)

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income before income taxes —

	2021	2020	2019
U.S. operations	$(170)	$(128)	$(166)
Non-U.S. operations	414	115	337
Earnings before income taxes	$244	$(13)	$171

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

GLTI Policy Elections — The SEC staff has indicated that a company should make and disclose certain policy elections related to accounting for global intangible low-taxed income (GILTI). As to whether we will recognize deferred taxes for basis differences expected to reverse as GILTI or account for the effect of GILTI as a period cost when incurred, we intend to account for the tax effect of GILTI as a period cost. As to the realizability of the tax benefit provided by net operating losses, we are electing to utilize the tax law ordering approach.

Foreign income repatriation — We continue to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the amount and source of these earnings, as well as the expected means through which those earnings may be taxed. We recognized net expense of nil in 2021, $6 in 2020, and $3 in 2019, related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $8, $9 and $10 during 2021, 2020 and 2019 related to the actual transfer of funds to the U.S. The unrecognized tax liability associated with the operations in which we are permanently reinvested is $6 at December 31, 2021.

The earnings of our certain non-U.S. subsidiaries may be repatriated to the U.S. in the form of repayments of intercompany borrowings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $1,172 at the end of 2021. Included in this amount are intercompany loans and related interest accruals with an equivalent value of $20 which are denominated in a foreign currency and considered to be permanently invested.

Effective tax rate reconciliation —

	2021		2020		2019
	$	%	$	%	$	%
U.S. federal income tax rate	51	21	(3)	21	36	21

Adjustments resulting from:
State & local income taxes, net of federal benefit			6	(46)	(1)	(1)
Non-US income / expense	15	6	(5)	39	25	15
Credits & tax incentives	1		(55)	423	(62)	(37)
US foreign derived intangible income	(1)		(24)	185	(4)	(2)
US tax & withholding tax on non-US earnings	14	6	20	(154)	21	12
Intercompany sale of certain operating assets	(1)		27	(207)
Settlement and return adjustments	5	2	3	(23)	(19)	(11)
Enacted change in tax rates	(5)	(2)	(2)	15	3	2
Pension settlement					73	43
Mexican non-deductible cost of goods sold			17	(130)
Goodwill impairment			8	(61)
Miscellaneous items	(7)	(3)	6	(46)	(2)	(1)
Valuation allowance adjustments			60	(462)	(102)	(60)
Effective income tax rate	72	30	58	(446)	(32)	(19)

During 2021, we recognized tax expense of $46 to record valuation allowance in the US due to reduced income projections. We also recognized tax benefit of $46 for the release of valuation allowances in several foreign jurisdictions based on recent history of profitability and increased income projections. The contrast of these two positions is representative of the jurisdictional mix of results and relative attributes. We also recognized tax expense of $18 related to the expiration of federal tax credits.

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

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities. Certain items for 2020 have been reclassified to better align with the descriptions presented. However, the net deferred tax assets and deferred tax liabilities remain unchanged.

	2021	2020
Net operating loss carryforwards	$187	$220
Postretirement benefits, including pensions	71	92
Research and development costs	169	149
Expense accruals	77	76
Other tax credits recoverable	218	219
Capital loss carryforwards	56	47
Inventory reserves	25	25
Postemployment and other benefits	4	5
Intangibles	1	17
Leasing activities	55	43
Other	26	35
Total	889	928
Valuation allowances	(258)	(259)
Deferred tax assets	631	669

Unremitted earnings	(10)	(10)
Depreciation	(74)	(87)
Deferred tax liabilities	(84)	(97)
Net deferred tax assets	$547	$572

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating loss (NOL), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at  December 31, 2021. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration
Net operating losses
U.S. federal	$14	$—	20	2031
U.S. state	52	(41)	Various	2022
Brazil	10	(4)	Unlimited
France	7		Unlimited
Australia	23		Unlimited
Italy	25	(24)	Unlimited
Germany	5	(5)	Unlimited
South Africa	2	(2)	Unlimited
U.K.	13	(7)	Unlimited
Canada	30	(27)	20	2026
India	1		8	2028
China	5	(5)	5	2022
Total	$187	$(115)

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets related to capital loss carryforwards of $56 which are fully offset with valuation allowances at  December 31, 2021. We also have deferred tax assets of $218 related to other credit carryforwards which are partially offset with $63 of valuation allowances, of which $98 are U.S. foreign tax credits offset with $35 of valuation allowance at  December 31, 2021. The capital losses can be carried forward indefinitely while the other credits are generally available for 10 to 20 years.

The use of our $106 U.S. federal NOL as of  December 31, 2021 is subject to limitation due to the change in ownership of our stock in January 2008. Generally, the application of the relevant Internal Revenue Code (IRC) provisions will release the limitation on $84 of pre-change NOLs each year, allowing pre-change losses to offset post-change taxable income. However, there can be no assurance that trading in our shares will not affect another change in ownership under the IRC which could further limit our ability to utilize our available NOLs.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements, are recognized as components of income tax expense or benefit. Interest of $6 and $6 was accrued on the uncertain tax positions at  December 31, 2021 and 2020, with no net impact to tax expense in 2021.

Reconciliation of gross unrecognized tax benefits —

	2021	2020	2019
Balance, beginning of period	$104	$119	$107
Decrease related to expiration of statute of limitations	(5)	(5)	(10)
Decrease related to prior years tax positions	(2)	(1)
Increase related to prior years tax positions	16	3	13
Increase related to current year tax positions	13	9	9
Decrease related to settlements		(21)
Balance, end of period	$126	$104	$119

We anticipate that the change in our gross unrecognized tax benefits will not be significant in the next twelve months as a result of examinations in various jurisdictions. The settlement of these matters will not impact the effective tax rate. Gross unrecognized tax benefits of $78 would impact the effective tax rate if recognized. If other open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 19.  Other Income (Expense), Net

	2021	2020	2019
Non-service cost components of pension and OPEB costs	$(10)	$(10)	$(23)
Government grants and incentives	16	14	15
Foreign exchange gain (loss)	2	8	(11)
Strategic transaction expenses	(13)	(20)	(41)
Gain (loss) on investment in Hyliion	(20)	33
Loss on disposal group held for sale	(7)
Loss on de-designation of fixed-to-fixed cross currency swaps	(9)
Gain on sale leaseback	66
Non-income tax legal judgment			6
Gain on liquidation of foreign subsidiary			12
Other, net	7	(3)	17
Other income (expense), net	$32	$22	$(25)

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

We held convertible notes receivable from our investment in Hyliion Inc. On October 1, 2020, Hyliion Inc. completed its merger with Tortoise Acquisition Corp. The business combination resulted in the combined company being renamed Hyliion Holdings Corp. (Hyliion), with its common stock being listed on the New York Stock Exchange under the ticker symbol HYLN. Effective with the completed merger, our notes receivable were converted into 2,988,229 common shares of HYLN. Our investment in Hyliion was included in noncurrent marketable securities and carried at fair value with changes in fair value included in net income. During the third quarter of 2021, we sold all of our Hyliion shares. See Note 13 additional information.

We had previously entered into fixed-to-fixed cross currency swaps as a hedge against our June 2026 Notes. In June 2021, we redeemed all of the June 2026 Notes and de-designated the fixed-to-fixed cross currency swaps. See Note 15 for additional information.

In conjunction with our acquisition of ODS, we acquired a controlling financial interest in a joint venture in China. We were required to divest our interest in this joint venture as it violates competitive restrictions of another of our China joint venture shareholder agreements. During the first quarter of 2021, we recorded an impairment charge of $7, as we determined the carrying value of the disposal group exceeded its fair value less costs to sell. We completed the disposal of this business in April 2021.

During December 2021, we completed a sale-leaseback transaction on three of our U.S. manufacturing facilities. We received proceeds of $77 from the sale of the properties, which had carrying values totaling $11, resulting in a $66 gain on the sale transaction. The initial term of the leaseback is 20 years and has eight 5-year renewal options. The renewal options are not reasonably assured of being executed and were not included in the initial measurement of the right-of-use asset and lease liability. The leases on these facilities are classified as operating leases with annual lease expense of $6 and total committed lease payments of $119 over the initial 20-year lease term.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards.  We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances.  Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program.  We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program.  We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered.  We had $8 and $8 recorded in other current assets and $38 and $45 recorded in other noncurrent assets at December 31, 2021 and December 31, 2020.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $34 and $27 at  December 31, 2021 and  December 31, 2020. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

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

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	2021	2020	2019
Light Vehicle
North America	$2,698	$2,228	$2,679
Europe	424	346	325
South America	167	108	137
Asia Pacific	484	356	468
Total	$3,773	$3,038	$3,609

Commercial Vehicle
North America	$752	$693	$948
Europe	259	192	233
South America	389	221	341
Asia Pacific	132	79	77
Total	$1,532	$1,185	$1,599

Off-Highway
North America	$290	$252	$317
Europe	1,680	1,260	1,617
South America	14	11	11
Asia Pacific	609	443	427
Total	$2,593	$1,966	$2,372

Power Technologies
North America	$490	$429	$529
Europe	473	411	431
South America	20	18	20
Asia Pacific	64	59	60
Total	$1,047	$917	$1,040

Total
North America	$4,230	$3,602	$4,473
Europe	2,836	2,209	2,606
South America	590	358	509
Asia Pacific	1,289	937	1,032
Total	$8,945	$7,106	$8,620

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

Segment information —

		Inter-
	External	Segment	Segment	Capital		Net
2021	Sales	Sales	EBITDA	Spend	Depreciation	Assets
Light Vehicle	$3,773	$166	$274	$154	$175	$1,492
Commercial Vehicle	1,532	100	48	53	31	941
Off-Highway	2,593	67	353	75	102	1,342
Power Technologies	1,047	23	123	39	36	389
Eliminations and other		(356)		48	21	161
Total	$8,945	$—	$798	$369	$365	$4,325

2020
Light Vehicle	$3,038	$104	$239	$131	$167	$1,432
Commercial Vehicle	1,185	70	40	39	32	796
Off-Highway	1,966	48	230	69	93	1,360
Power Technologies	917	19	94	38	32	360
Eliminations and other		(241)		49	21	146
Total	$7,106	$—	$603	$326	$345	$4,094

2019
Light Vehicle	$3,609	$124	$438	$179	$149	$1,369
Commercial Vehicle	1,599	100	140	48	36	882
Off-Highway	2,372	20	328	89	88	1,379
Power Technologies	1,040	23	117	46	30	367
Eliminations and other		(267)		64	19	124
Total	$8,620	$—	$1,023	$426	$322	$4,121

Net assets include accounts receivable, inventories, other current assets, goodwill, intangibles, investments in affiliates, other noncurrent assets, net property, plant and equipment, accounts payable and current accrued liabilities.

Reconciliation of segment EBITDA to consolidated net income —

	2021	2020	2019
Segment EBITDA	$798	$603	$1,023
Corporate expense and other items, net	(3)	(10)	(4)
Depreciation	(365)	(345)	(322)
Amortization	(24)	(20)	(17)
Non-service cost components of pension and OPEB costs	(10)	(10)	(23)
Restructuring charges, net		(34)	(29)
Stock compensation expense	(17)	(14)	(19)
Strategic transaction expenses	(13)	(20)	(41)
Amounts attributable to previously divested/closed operations	(2)	(1)	(5)
Gain (loss) on investment in Hyliion	(20)	33
Loss on disposal group held for sale	(7)
Loss on de-designation of fixed-to-fixed cross currency swaps	(9)
Gain on sale leaseback	66
Impairment of goodwill		(51)	(6)
Acquisition related inventory adjustments			(13)
Non-income tax legal judgment			6
Pension settlement charges			(259)
Gain on liquidation of foreign subsidiary			12
Other items	1	(7)	(11)
Earnings before interest and income taxes	395	124	292
Loss on extinguishment of debt	(29)	(8)	(9)
Interest income	9	9	10
Interest expense	131	138	122
Earnings (loss) before income taxes	244	(13)	171
Income tax expense (benefit)	72	58	(32)
Equity in earnings of affiliates	28	20	30
Net income (loss)	$200	$(51)	$233

Reconciliation of segment net assets to consolidated total assets —

	2021	2020
Segment net assets	$4,325	$4,094
Accounts payable and other current liabilities	2,099	1,863
Other current and long-term assets	1,208	1,419
Consolidated total assets	$7,632	$7,376

Geographic information — Of our 2021 consolidated net sales, the U.S., Italy, Germany, China and India account for 45%, 15%, 6%, 6% and 5%, respectively. No other country accounted for more than 5% of our consolidated net sales during 2021. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment.

	Net Sales			Long-Lived Assets
	2021	2020	2019	2021	2020	2019
North America
United States	$4,035	$3,404	$4,069	$981	$957	$972
Other North America	195	198	404	114	106	105
Total	4,230	3,602	4,473	1,095	1,063	1,077
Europe
Italy	1,356	993	1,186	225	252	248
Germany	496	429	478	121	132	131
Other Europe	984	787	942	280	310	265
Total	2,836	2,209	2,606	626	694	644
South America	590	358	509	96	97	126
Asia Pacific
China	493	379	321	104	111	106
India	458	276	322	200	198	203
Other Asia Pacific	338	282	389	78	88	109
Total	1,289	937	1,032	382	397	418
Total	$8,945	$7,106	$8,620	$2,199	$2,251	$2,265

Sales to major customers — Ford, Stellantis N.V. and Fiat Chrysler Automobiles N.V. (FCA) were the only individual customers to whom sales have exceeded 10% of our consolidated sales in the past three years. Sales to Ford were $1,729 (19%) in 2021, $1,436 (20%) in 2020 and $1,753 (20%) in 2019. Sales to Stellantis N.V. (via a directed supply relationship) were  $1,068 (12%) in 2021 and $871 (12%) in 2020. Sales to FCA (via a directed supply relationship) were $988 (11%) in 2019.

Note 22. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housing and driveshafts).

Dividends received from equity affiliates were $18, $27 and $21 in 2021, 2020 and 2019.

Equity method investments exceeding $5 at  December 31, 2021 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$107
ROC-Spicer, Ltd. (ROC-Spicer)	50%	22
Axles India Limited (AIL)	48%	10
Tai Ya Investment (HK) Co., Limited (Tai Ya)	50%	5
All others as a group		6
Investments in equity affiliates		150
Investments in affiliates carried at cost		24
Investments in affiliates		$174

On July 29, 2021, we acquired a 1% ownership interest in Switch Mobility Limited (Switch) for $18. Our investment in Switch is carried at cost and included in the net assets of our Commercial Vehicle operating segment.

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

Our equity method investment in ROC-Spicer and Tai Ya are included in the net assets of our Light Vehicle operating segment. Our equity method investments in DDAC and AIL are included in the net assets of our Commercial Vehicle operating segment.

The carrying value of our equity method investments at  December 31, 2021 was $6 more than our share of the affiliates’ book values. The basis differences relate to our DDAC and ROC-Spicer investments and are primarily attributable to goodwill and property, plant and equipment.

Dana Incorporated

Schedule II

Valuation and Qualifying Accounts and Reserves

(In millions)

Amounts deducted from assets in the balance sheets —

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Accounts Receivable - Allowance for Doubtful Accounts
2021	$7	$—	$—	$—	$7
2020	$9	$—	$(1)	$(1)	$7
2019	$9	$2	$—	$(2)	$9

Inventory Reserves
2021	$82	$16	$(7)	$(4)	$87
2020	$64	$30	$(14)	$2	$82
2019	$53	$24	$(11)	$(2)	$64

Deferred Tax Assets - Valuation Allowance
2021	$259	$—	$—	$(1)	$258
2020	$190	$60	$—	$9	$259
2019	$281	$(102)	$—	$11	$190

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

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Dana has adopted Standards of Business Conduct that apply to all of its officers and employees worldwide. Dana also has adopted Standards of Business Conduct for the Board of Directors. Both documents are available on Dana’s Internet website at http://www.dana.com/investors.

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Board Leadership Structure," "Succession Planning,” “Information About the Nominees,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 20, 2022, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Nonqualified Deferred Compensation at Fiscal Year-End” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 20, 2022, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 20, 2022, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information at December 31, 2021 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2.9	$16.18	6.4
Equity compensation plans not approved by security holders
Total	2.9	$16.18	6.4

________________________________________

Notes:

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2021.

(2)

Calculated without taking into account the 2.6 shares of common stock subject to outstanding restricted stock and performance share units that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 20, 2022, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Registered Public Accounting Firm" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 20, 2022, which section is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		10-K Pages
(a) List of documents filed as a part of this report:
1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	32
	Consolidated Statement of Operations	34
	Consolidated Statement of Comprehensive Income	35
	Consolidated Balance Sheet	36
	Consolidated Statement of Cash Flows	37
	Consolidated Statement of Stockholders' Equity	38
	Notes to the Consolidated Financial Statements	39
2.	Financial Statement Schedule:
	Valuation and Qualifying Accounts and Reserves (Schedule II)	76
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits

No.	Description
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

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
4.2	Indenture, dated as of January 28, 2011 among Dana and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
4.3	Fourth Supplemental Indenture, dated as November 20, 2019, with respect to the Indendure, dated as of January 28, 2011, between Dana Holding Corporation and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 20, 2019, and incorporated herein by reference.
4.4

Indenture, dated as of May 27, 2016, among Dana Luxembourg Financing S.à. r.l., Dana Holding Corporation and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 27, 2016, and incorporated herein by reference.

4.5

Indenture. dated as of April 4, 2017, among Dana Luxembourg Financing S.à. r.l., Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 4, 2017, and incorporated herein by reference.

4.6

Sixth Supplemental Indenture, dated as of June 19, 2020 with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 20, 2020, and incorporated herein by reference.

4.7	Seventh Supplemental Indenture, dated as of May 13, 2021 with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 13, 2021, and incorporated herein by reference.
4.8	Indenture, dated as of May 28, 2021, among Dana Luxembourg Financing S.à. r.l., the Company, Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee and Elavon Financial Services DAC, as paying agent, registrar and transfer agent. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 28, 2021, and incorporated here in by reference.
4.9	Ninth Supplemental Indenture, dated as of November 24, 2021 with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 24, 2021, and incorporated herein by reference.
4.10	Description of Dana Incorporated Common Stock. Filed as Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.
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

10.4*	Dana Incorporated 2021 Omnibus Incentive Plan. Filed as an annex to the Dana Incorporated Proxy Statement dated March 11, 2021, and incorporated herein by reference.
10.5*	Form of Indemnification Agreement. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
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
10.12*

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

10.18	Amendment No. 4 to Credit and Guaranty Agreement and Amendment No. 2 to Security Agreement, dated as of April 16, 2020, among Dana Incorporated, Dana International Luxembourg S.à.r.l., the guarantors party thereto, Citibank, N.A. as administrative agent, and the lenders party thereto. Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.19	Amendmednt No. 5 to Credit and Guaranty Agreement and Amendment No. 3 to Security Agreement, dated as of March 25, 2021, amont Dana Incorporated, Dana International Luxembourg S.à. r.l., the guarantors party thereto, Citibank, N.A. as administrative agent, and the lenders party thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 29, 2021, and incorporated herein by reference.
10.20	Director Nomination and Appointment Agreement, dated as of January 7, 2022, by and among the Icahn Group and Dana Incorporated. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 7, 2022, and incorporated herein by reference.
21	List of Consolidated Subsidiaries of Dana Incorporated. Filed with this Report.
23	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.
101

The following materials from Dana Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	February 23, 2022	By:	/s/ James K. Kamsickas
James K. Kamsickas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 23rd day of February 2022 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ James K. Kamsickas	Chairman, President and Chief Executive Officer
James K. Kamsickas	(Principal Executive Officer)

/s/ Timothy R. Kraus	Senior Vice President and Chief Financial Officer
Timothy R. Kraus	(Principal Financial Officer)

/s/ James D. Kellett	Vice President and Chief Accounting Officer
James D. Kellett	(Principal Accounting Officer)

/s/ Rachel A. Gonzalez*	Director
Rachel A. Gonzalez

/s/ Ernesto M. Hernández*	Director
Ernesto M. Hernandez

/s/ Gary Hu*	Director
Gary Hu

/s/ Brett M. Icahn*	Director
Brett M. Icahn

/s/ Virginia A. Kamsky*	Director
Virginia A. Kamsky

/s/ Bridget E. Karlin*	Director
Bridget E. Karlin

/s/ Michael J. Mack, Jr.*	Director
Michael J. Mack, Jr.

/s/ Raymond E. Mabus, Jr.*	Director
Raymond E. Mabus, Jr.

/s/ R. Bruce McDonald*	Director
R. Bruce McDonald

/s/ Diarmuid B. O'Connell*	Director
Diarmuid B. O'Connell

/s/ Keith E. Wandell*	Director
Keith E. Wandell

*By:	/s/ Douglas H. Liedberg
Douglas H. Liedberg, Attorney-in-Fact