Form 10-Q
period 2022-03-31
DANA INC
filed 2022-04-28
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2022

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

There were 143,334,271 shares of the registrant’s common stock outstanding at April 15, 2022.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$2,480	$2,263
Costs and expenses
Cost of sales	2,283	2,012
Selling, general and administrative expenses	130	119
Amortization of intangibles	4	4
Restructuring charges, net	(1)	1
Other income (expense), net	2	(19)
Earnings before interest and income taxes	66	108
Interest income	2	2
Interest expense	31	34
Earnings before income taxes	37	76
Income tax expense	18	22
Equity in earnings of affiliates	1	14
Net income	20	68
Less: Noncontrolling interests net income	4	1
Less: Redeemable noncontrolling interests net loss	(1)	(4)
Net income attributable to the parent company	$17	$71

Net income per share available to common stockholders
Basic	$0.12	$0.49
Diluted	$0.12	$0.48

Weighted-average common shares outstanding
Basic	144.2	144.9
Diluted	145.3	146.4

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2022	2021
Net income	$20	$68
Other comprehensive income (loss), net of tax:
Currency translation adjustments	39	(5)
Hedging gains and losses	(4)	(17)
Defined benefit plans	1	3
Other comprehensive income (loss)	36	(19)
Total comprehensive income	56	49
Less: Comprehensive (income) loss attributable to noncontrolling interests	(4)	1
Less: Comprehensive loss attributable to redeemable noncontrolling interests	1	3
Comprehensive income attributable to the parent company	$53	$53

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$259	$268
Marketable securities	19	17
Accounts receivable
Trade, less allowance for doubtful accounts of $7 in 2022 and $7 in 2021	1,625	1,321
Other	250	220
Inventories	1,631	1,564
Other current assets	210	196
Total current assets	3,994	3,586
Goodwill	479	482
Intangibles	225	233
Deferred tax assets	603	580
Other noncurrent assets	128	131
Investments in affiliates	175	174
Operating lease assets	244	247
Property, plant and equipment, net	2,205	2,199
Total assets	$8,053	$7,632

Liabilities and equity
Current liabilities
Short-term debt	$301	$23
Current portion of long-term debt	8	8
Accounts payable	1,717	1,571
Accrued payroll and employee benefits	207	184
Taxes on income	55	41
Current portion of operating lease liabilities	39	43
Other accrued liabilities	293	304
Total current liabilities	2,620	2,174
Long-term debt, less debt issuance costs of $25 in 2022 and $26 in 2021	2,376	2,386
Noncurrent operating lease liabilities	211	209
Pension and postretirement obligations	390	398
Other noncurrent liabilities	269	292
Total liabilities	5,866	5,459
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	200	198
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 143,334,271 and 144,238,660 shares outstanding	2	2
Additional paid-in capital	2,431	2,427
Retained earnings	664	662
Treasury stock, at cost (13,466,902 and 11,661,591 shares)	(216)	(184)
Accumulated other comprehensive loss	(949)	(985)
Total parent company stockholders' equity	1,932	1,922
Noncontrolling interests	55	53
Total equity	1,987	1,975
Total liabilities, redeemable noncontrolling interests and equity	$8,053	$7,632

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net income	$20	$68
Depreciation	91	88
Amortization	6	7
Amortization of deferred financing charges	1	2
Earnings of affiliates, net of dividends received	(1)	(14)
Stock compensation expense	4	5
Deferred income taxes	(25)	(6)
Pension expense, net	(1)
Change in working capital	(211)	(133)
Other, net	(5)	10
Net cash provided by (used in) operating activities	(121)	27
Investing activities
Purchases of property, plant and equipment	(116)	(53)
Acquisition of businesses, net of cash acquired		(17)
Purchases of marketable securities	(5)	(11)
Proceeds from sales and maturities of marketable securities	2	6
Other, net	2	2
Net cash used in investing activities	(117)	(73)
Financing activities
Net change in short-term debt	278	(1)
Proceeds from long-term debt	2	2
Repayment of long-term debt	(3)	(1)
Deferred financing payments		(2)
Dividends paid to common stockholders	(14)	(14)
Repurchases of common stock	(25)
Distributions to noncontrolling interests	(1)
Contributions from redeemable noncontrolling interests	2	1
Payments to acquire noncontrolling interests	(3)
Other, net	(7)	(1)
Net cash provided by (used in) financing activities	229	(16)
Net decrease in cash, cash equivalents and restricted cash	(9)	(62)
Cash, cash equivalents and restricted cash – beginning of period	287	567
Effect of exchange rate changes on cash balances	2	(12)
Cash, cash equivalents and restricted cash – end of period (Note 5)	$280	$493

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$74	$56

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K). Certain prior year amounts have been reclassified to conform to the current presentation.

During the first quarter of 2022, we identified an error related to certain intercompany inventory transfers that were not appropriately eliminated and recorded an adjustment of $8 to cost of sales. A portion of this adjustment relates to prior periods. We concluded that the correction of this error is not material to the financial statements for the quarter ended March 31, 2022 or any prior periods.

Recently issued accounting pronouncements

In October 2021, the FASB issued Accounting Standards Update (ASU) 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance is intended to provide clarification on how to account for contract assets acquired via business combination, which will generally be at the same value as recognized by the acquiree assuming the acquiree followed US GAAP. The guidance becomes effective January 1, 2023. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. This guidance requires annual disclosures about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2. Acquisitions

Pi Innovo Holding Limited — On March 1, 2021, we acquired the remaining 51% ownership interest in Pi Innovo Holding Limited (Pi Innovo). Pi Innovo designs, develops and manufactures electronic control units spanning a range of applications and industries. The acquisition of the remaining ownership interest provided us with a 100% ownership interest in Pi Innovo. The total purchase consideration of $35 is comprised of $18 of cash paid at closing and the $17 fair value of our previously held equity method investment in Pi Innovo. The results of operations of the business are reported within our Commercial Vehicle operating segment. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented.

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is tested for impairment annually as of October 31 for all of our reporting units, and more frequent if events or circumstances warrant such a review. We did not identify any events or circumstances during the first quarter of 2022 that required an interim impairment test. We expect that the fair value of our reporting units will continue to exceed their carrying values in future periods.

The change in the carrying amount of goodwill in 2022 is due to currency fluctuation.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2021	$—	$201	$281	$—	$482
Currency impact		2	(5)		(3)
Balance, March 31, 2022	$—	$203	$276	$—	$479

Components of other intangible assets —

		March 31, 2022			December 31, 2021
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$160	$(111)	$49	$161	$(110)	$51
Trademarks and trade names	13	30	(12)	18	31	(12)	19
Customer relationships	8	514	(430)	84	519	(431)	88
Non-amortizable intangible assets
Trademarks and trade names		74		74	75		75
		$778	$(553)	$225	$786	$(553)	$233

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  March 31, 2022 were as follows: Light Vehicle — $19, Commercial Vehicle — $74, Off-Highway — $126 and Power Technologies — $6.

Amortization expense related to amortizable intangible assets —

	Three Months Ended
	March 31,
	2022	2021
Charged to cost of sales	$2	$3
Charged to amortization of intangibles	4	4
Total amortization	$6	$7

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2022 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2022	2023	2024	2025	2026
Amortization expense	$17	$23	$21	$20	$18

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

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, December 31, 2021	$11	$—	$11
Charges to restructuring			—
Adjustments of accruals	(1)		(1)
Cash payments	(1)		(1)
Balance, March 31, 2022	$9	$—	$9

At March 31, 2022, the accrued employee termination benefits include costs to reduce approximately 100 employees to be completed over the next year.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	March 31, 2022	December 31, 2021
Raw materials	$699	$651
Work in process and finished goods	1,029	1,000
Inventory reserves	(97)	(87)
Total	$1,631	$1,564

Cash, cash equivalents and restricted cash at —

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$259	$268	$483	$559
Restricted cash included in other current assets	9	9	7	5
Restricted cash included in other noncurrent assets	12	10	3	3
Total cash, cash equivalents and restricted cash	$280	$287	$493	$567

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first quarter of 2022. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Under the program, we spent $25 to repurchase 1,483,742 shares of our common stock during the first quarter of 2022 through open market transactions. Approximately $102 remained available for future share repurchases as of March 31, 2022.

Changes in equity —

2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2021	$2	$2,427	$662	$(184)	$(985)	$53	$1,975
Net income			17			4	21
Other comprehensive income (loss)					36		36
Common stock dividends and dividend equivalents			(14)				(14)
Common stock share repurchases				(25)			(25)
Distributions to noncontrolling interests						(1)	(1)
Purchase of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		4					4
Stock withheld for employees taxes				(7)			(7)
Balance, March 31, 2022	$2	$2,431	$664	$(216)	$(949)	$55	$1,987

2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2020	$2	$2,408	$530	$(156)	$(1,026)	$76	$1,834
Net income			71			1	72
Other comprehensive income (loss)					(18)	(2)	(20)
Common stock dividends and dividend equivalents			(14)				(14)
Redeemable noncontrolling interests adjustment to redemption value			(4)				(4)
Stock compensation		7					7
Stock withheld for employees taxes				(5)			(5)
Balance, March 31, 2021	$2	$2,415	$583	$(161)	$(1,044)	$75	$1,870

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2022	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(809)	$4	$(180)	$(985)
Other comprehensive income (loss):
Currency translation adjustments	39			39
Holding gains and losses		19		19
Reclassification of amount to net income (a)		(22)		(22)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			2	2
Tax expense		(1)	(1)	(2)
Other comprehensive income (loss)	39	(4)	1	36
Balance, March 31, 2022	$(770)	$—	$(179)	$(949)

	Parent Company Stockholders
2021	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(802)	$9	$(233)	$(1,026)
Other comprehensive income (loss):
Currency translation adjustments	(4)			(4)
Holding gains and losses		32		32
Reclassification of amount to net income (a)		(50)		(50)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			4	4
Tax (expense) benefit		1	(1)	—
Other comprehensive income (loss)	(4)	(17)	3	(18)
Balance, March 31, 2021	$(806)	$(8)	$(230)	$(1,044)

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

(b) See Note 10 for additional details.

Note 7. Redeemable Noncontrolling Interests

Hydro-Québec holds 45% redeemable noncontrolling interest in Dana TM4 Inc., Dana TM4 USA, LLC, Dana (Beijing) Electric Motor Co., Ltd., Dana TM4 Italia S.r.l., Ashwoods Innovations Ltd., Dana TM4 India Private Limited and Dana TM4 (Sweden) AB (together Dana TM4). Hydro-Québec may put all, and not less than all, of its ownership interests in Dana TM4 to Dana at fair value.

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. We estimate the fair value of the redemption value using an income based approach based on discounted cash flow projections. In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rates and terminal growth rates.

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended
	March 31,
	2022	2021
Balance, beginning of period	$198	$180
Capital contribution from redeemable noncontrolling interest	2	1
Adjustment to redemption value	1	4
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(1)	(4)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests		1
Balance, end of period	$200	$182

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended
	March 31,
	2022	2021
Net income available to common stockholders - Numerator basic and diluted	$17	$71

Denominator:
Weighted-average common shares outstanding - Basic	144.2	144.9
Employee compensation-related shares, including stock options	1.1	1.5
Weighted-average common shares outstanding - Diluted	145.3	146.4

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.4 million and 0.9 million CSEs from the calculation of diluted earnings per share for the first quarters of 2022 and 2021 as the effect of including them would have been anti-dilutive.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2022.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	0.9	$22.45
PSUs	0.3	$24.69

* Weighted-average per share

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. For the portion of the award based on financial metrics, we estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the awards are not dividend protected. For the portion of the award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 1.78% was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield of 1.67% was calculated using our historical approach calculated by dividing the expected annual dividend by the average stock price over the prior year. The estimated volatility of 63.9% was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date.

During 2022, we paid $4 of cash to settle RSUs and issued 0.8 million and 0.1 million shares of common stock based on the vesting of RSUs and PSUs, respectively. We recognized stock compensation expense of $4 and $5 during the first quarters of 2022 and 2021. At March 31, 2022, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $39. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension				OPEB
	2022		2021		2022	2021
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$4	$2	$3	$1	$—	$1
Expected return on plan assets	(7)	(1)	(7)
Service cost		2		2
Amortization of net actuarial loss	2	1	2	2	(1)
Net periodic benefit cost (credit)	$(1)	$4	$(2)	$5	$(1)	$1

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 11.  Marketable Securities

	March 31, 2022			December 31, 2021
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Certificates of deposit - Current marketable securities	$19	$—	$19	$17	$—	$17

Certificates of deposit maturing in one year or less total $19 at  March 31, 2022.

Note 12. Financing Agreements

Long-term debt at —

	Interest Rate		March 31, 2022	December 31, 2021
Senior Notes due April 15, 2025	5.750%	*	$400	$400
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		360	370
Senior Notes due September 1, 2030	4.250%		400	400
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			99	100
Debt issuance costs			(25)	(26)
			2,384	2,394
Less: Current portion of long-term debt			8	8
Long-term debt, less debt issuance costs			$2,376	$2,386

*

In conjunction with the issuance of the April 2025 Notes we entered into 8-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 13 for additional information.

Interest on the senior notes is payable semi-annually. Other indebtedness includes the note payable to the former owners of SME S.p.A., borrowings from various financial institutions, and finance lease obligations.

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

Credit agreement — On March 25, 2021, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending the maturity to March 25, 2026. We recorded deferred fees of $2 related to the amendment. The deferred fees are being amortized over the life of the applicable facilities. On November 30, 2021, we fully paid down the Term B Facility. Deferred financing costs on our Revolving Facility are included in other noncurrent assets.

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

At  March 31, 2022, we had $265 of outstanding borrowings under the Revolving Facility and had utilized $21 for letters of credit. We had availability at March 31, 2022 under the Revolving Facility of $864 after deducting outstanding borrowings and the letters of credit.

Debt covenants — At March 31, 2022, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 13. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	March 31, 2022	December 31, 2021
Certificates of deposit	Marketable securities	2	$19	$17
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	14	7
Cash flow hedges	Other accrued liabilities	2		1
Undesignated	Accounts receivable - Other	2	2	2
Undesignated	Other accrued liabilities	2	6
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	19	34
Undesignated	Other noncurrent liabilities	2	16	17

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		March 31, 2022		December 31, 2021
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,331	$2,242	$2,338	$2,412

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

The following fixed-to-fixed cross-currency swaps were outstanding at March 31, 2022:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $393 at March 31, 2022 and $449 at December 31, 2021. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $1,083 at March 31, 2022 and $1,096 at December 31, 2021.

The following currency derivatives were outstanding at March 31, 2022:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Thai baht	$60	$5	$65	Nov-2022
Euro	U.S. dollar, Australian dollar, Brazilian real, Canadian dollar, Swiss franc, Chinese renminbi, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Norwegian krone, Swedish krona, Singapore dollar, South African rand	44	122	166	Jan-2024
British pound	U.S. dollar, euro		4	4	Apr-2022
South African rand	U.S. dollar, euro, Thai baht		10	10	May-2022
Brazilian real	U.S. dollar, euro	17	12	29	Oct-2022
Indian rupee	U.S. dollar, euro, British pound		110	110	Dec-2022
Chinese renminbi	U.S. dollar, euro, Canadian dollar		7	7	Apr-2022
Australian dollar	U.S. dollar, euro		2	2	Apr-2022
Total forward contracts		121	272	393

U.S. dollar	euro	308	187	495	Nov-2027
Euro	U.S. dollar	400	188	588	Jun-2026
Total currency swaps		708	375	1,083
Total currency derivatives		$829	$647	$1,476

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	March 31, 2022	December 31, 2021	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$4	$(1)	$4
Cross-Currency Swaps	(5)	2
Total	$(1)	$1	$4

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended
	March 31,
Derivatives Designated as Cash Flow Hedges	2022	2021
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$2,480	$2,263
Cost of sales	2,283	2,012
Other income (expense), net	2	(19)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(1)	(1)
Other income (expense), net	(2)	(1)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(19)	(48)

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

	Three Months Ended
	March 31,
Derivatives Not Designated as Hedging Instruments	2022	2021
(Gain) or loss recognized in income
Foreign currency forward contracts
Other income (expense), net	$(6)	$(2)

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

Note 14. Commitments and Contingencies

Product liabilities — Accrued product liability costs were $3 at March 31, 2022 and $2 at December 31, 2021. We had also recognized amounts recoverable from third parties of $13 at March 31, 2022 and $13 at December 31, 2021. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $9 at March 31, 2022 and $10 at December 31, 2021. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended
	March 31,
	2022	2021
Balance, beginning of period	$107	$98
Amounts accrued for current period sales	10	10
Adjustments of prior estimates	(4)	(1)
Settlements of warranty claims	(13)	(7)
Currency impact		(1)
Balance, end of period	$100	$99

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

We reported income tax expense of $18 and $22 for the first quarter of 2022 and 2021, respectively. Our effective tax rates were 49% and 29% for the first quarter of 2022 and 2021. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Dividends of earnings from non-U.S. operations are generally no longer subjected to U.S. income tax. We continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding tax liabilities based on the amounts and sources of these earnings.

Note 17. Other Income (Expense), Net

	Three Months Ended
	March 31,
	2022	2021
Non-service cost components of pension and OPEB costs	$—	$(2)
Foreign exchange gain	3	1
Strategic transaction expenses	(4)	(3)
Loss on investment in Hyliion		(17)
Loss on disposal group held for sale		(7)
Other, net	3	9
Other income (expense), net	$2	$(19)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in 2022 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives. Strategic transaction expenses in 2021 were primarily attributable to our pursuit of the acquisition of a portion of the thermal-management business of Modine Manufacturing Company and certain other strategic initiatives.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $9 and $8 recorded in other current assets and $35 and $38 recorded in other noncurrent assets at March 31, 2022 and December 31, 2021.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $32 and $34 at March 31, 2022 and December 31, 2021. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

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

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended
	March 31,
	2022	2021
Light Vehicle
North America	$712	$706
Europe	105	123
South America	45	36
Asia Pacific	123	126
Total	$985	$991

Commercial Vehicle
North America	$229	$185
Europe	70	63
South America	116	77
Asia Pacific	48	24
Total	$463	$349

Off-Highway
North America	$83	$66
Europe	504	417
South America	4	2
Asia Pacific	153	150
Total	$744	$635

Power Technologies
North America	$141	$138
Europe	122	129
South America	7	5
Asia Pacific	18	16
Total	$288	$288

Total
North America	$1,165	$1,095
Europe	801	732
South America	172	120
Asia Pacific	342	316
Total	$2,480	$2,263

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

Segment information —

	2022			2021
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$985	$48	$31	$991	$40	$100
Commercial Vehicle	463	30	10	349	24	15
Off-Highway	744	20	100	635	15	79
Power Technologies	288	7	29	288	6	41
Eliminations and other		(105)			(85)
Total	$2,480	$—	$170	$2,263	$—	$235

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended
	March 31,
	2022	2021
Segment EBITDA	$170	$235
Corporate expense and other items, net		(1)
Depreciation	(91)	(88)
Amortization	(6)	(7)
Non-service cost components of pension and OPEB costs		(2)
Restructuring charges, net	1	(1)
Stock compensation expense	(4)	(5)
Strategic transaction expenses	(4)	(3)
Loss on investment in Hyliion		(17)
Loss on disposal group held for sale		(7)
Other items		4
Earnings before interest and income taxes	66	108
Interest income	2	2
Interest expense	31	34
Earnings before income taxes	37	76
Income tax expense	18	22
Equity in earnings of affiliates	1	14
Net income	$20	$68

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts).

Equity method investments exceeding $5 at March 31, 2022 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$109
ROC-Spicer, Ltd.	50%	22
Axles India Limited	48%	10
Tai Ya Investment (HK) Co., Limited	50%	5
All others as a group		5
Investments in equity affiliates		151
Investments in affiliates carried at cost		24
Investments in affiliates		$175

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions  (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At March 31, 2022, we employed approximately 40,600 people, operated in 32 countries and had 139 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022		2021
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$985	39.7%	$991	43.8%
Commercial Vehicle	463	18.7%	349	15.4%
Off-Highway	744	30.0%	635	28.1%
Power Technologies	288	11.6%	288	12.7%
Total	$2,480		$2,263

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the COVID pandemic, we temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our $200 common stock share repurchase program. With the impacts of the COVID pandemic largely behind us we resumed the declaration and payment of quarterly common stock dividends during the first quarter of 2021. In addition, we resumed the repurchase of common shares using $23 and $25 of cash to repurchase common shares under the program in 2021 and 2022, respectively. The share repurchase program expires on December 31, 2023, and $102 remains available for future share repurchases as of March 31, 2022.

Financing actions — We have taken advantage of competitive debt markets, eliminating our secured debt and extending and restructuring our senior note maturity schedule. Our current portfolio of unsecured senior notes is structured such that no more than $400 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. In addition, we increased our revolving credit facility in 2021 to $1,150 and extended its maturity to March 25, 2026. See Note 12 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Acquisitions

Over the past several years we have actively grown our electric vehicle capabilities through multiple acquisitions, positioning us to deliver complete e-Propulsion systems with in-house electrodynamics. Our acquisitions of Dana TM4 Inc. (formerly TM4 Inc.), Dana TM4 Italia S.r.l. (formerly S.M.E. S.p.A.), Dana (Beijing) Electric Motor Co., Ltd. (formerly Prestolite E-Propulsion Systems (Beijing) Limited), Ashwoods Innovations Ltd., Oerlikon Drive Systems, Nordresa Motors, Inc., Rational Motion GmbH and Pi Innovo Holding Limited have enhanced our portfolio of core technologies including e-motors, power inverters, software and controls, and advance mechatronics. Our strategic partner, Hydro-Québec, owns 45% redeemable noncontrolling interests in Dana TM4 Inc., Dana TM4 Italia S.r.l., Dana (Beijing) Electric Motor Co., Ltd., and Ashwoods Innovations Ltd. See Note 7 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. The impact of the COVID pandemic in 2020 saw the global light-truck market contract by 13% from 2019 levels. During 2021, light-truck markets improved across all regions and were up 5% on a global basis compared to 2020. The outlook for the full year of 2022 reflects global light-truck production to be up 13%, with growth across all regions, exhibiting a strong rebound returning to at or above 2019 levels as production constraints continue to ease, inventory returns to more normal levels, and constrained customer demand is fulfilled.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. The Class-8 truck market in North America peaked at 345,000 trucks produced in 2019. Production of Class-8 trucks in 2020 was 38% below the record production in 2019 due to normal cycle dynamics and the impact of COVID. During 2021, production of Class-8 trucks increased 20% over 2020 as the impacts of COVID lessened and the economy exhibited improvement. The outlook for 2022 is for stronger demand with production up 16% over the prior year driven by continued improving economic outlook and cyclical growth.

Medium-duty truck production in North America experienced a 20% year- over-year decline from 2019 to 2020, primarily due to COVID. During 2021, production increased a modest 3% over 2020. The outlook for 2022 is for a 10% increase in production over the prior year. Outside of North America, production of medium-and heavy-duty trucks in South America declined 22% in 2020 due to COVID and deteriorating economic conditions. During 2021, production increased 76% over 2020 as the region recovered from the impact of the pandemic and the age of existing vehicles drove a replacement cycle for new trucks. The outlook for South America is for a modest 3% increase in production from the prior year as local economic conditions remain relatively stable. In contrast to the rest of the world, Asia Pacific, driven by China, did not experience lower truck production in 2020, but output slowed by 8% in 2021 as production matched lower demand, primarily driven by India where the recovery from the pandemic has been slower than in China. The 2022 outlook for Asia Pacific is for a 9% reduction in production from the prior year as the Indian market recovery continues to lag.

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

Foreign currency — With 55% of our first quarter 2022 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 51% of our first quarter 2022 non-U.S. sales, while India, China and Brazil each accounted for 10%. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies weakened against the U.S. dollar in the first quarter of 2022, decreasing sales by $55. A weaker euro, Thai baht and Indian rupee were partially offset by a stronger Brazilian real and Chinese renminbi.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first quarter of 2022 of approximately $31 are 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $36, including $14 of net fixed assets, at March 31, 2022. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Commodity prices increased significantly during 2021, reducing year-over-year earnings by approximately $367. Material recovery pricing actions increased year-over-year earnings by $271 in 2021. Higher commodity prices decreased earnings in the first quarter of 2022 and 2021 by $138 and $35, respectively. Material cost recovery pricing actions increased earnings in the first quarter of 2022 and 2021 by $122 and $18, respectively.

Sales, Earnings and Cash Flow Outlook

	2022 Outlook	2021	2020
Sales	$9,850 - $10,350	$8,945	$7,106
Adjusted EBITDA	$770 - $870	$795	$593
Net cash provided by operating activities	~6% of sales	$158	$386
Discretionary pension contributions	$ —	$—	$—
Purchases of property, plant and equipment	~4% of sales	$369	$326
Adjusted Free Cash Flow	~2% of sales	$(211)	$60

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

We have decreased our full year 2022 adjusted EBITDA range to $770 - $870. The $130 reduction reflects our expectation for continued commodity and non-material cost inflation through the balance of the year. Our February 2022 outlook assumed commodity cost increases would begin to dissipate late in the year. We have increased our 2022 sales range to $9,850 - $10,350. The $225 increase reflects slightly improved global market demand and additional commodity recoveries relative to our February 2022 outlook. Adjusted EBITDA Margin is now expected to be 8.1%, 80 basis-points lower than 2021, reflecting higher margin net new business and a modest benefit from material recovery and other pricing actions being more than offset by continued commodity cost increases and non-material inflation, including higher labor, energy, and transportation rates. We now expect to generate adjusted free cash flow of approximately $215, or 2% of sales for 2022, reflecting the benefit of year-over-year higher adjusted EBITDA, at the mid point of the range, and lower year-over-year use of cash for working capital. We continue to expect capital spending will be flat in comparison with 2021.

Summary Consolidated Results of Operations (First Quarter, 2022 versus 2021)

	Three Months Ended March 31,
	2022		2021
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,480		$2,263		$217
Cost of sales	2,283	92.1%	2,012	88.9%	271
Gross margin	197	7.9%	251	11.1%	(54)
Selling, general and administrative expenses	130	5.2%	119	5.3%	11
Amortization of intangibles	4		4		—
Restructuring charges, net	(1)		1		(2)
Other income (expense), net	2		(19)		21
Earnings before interest and income taxes	66		108		(42)
Interest income	2		2		—
Interest expense	31		34		(3)
Earnings before income taxes	37		76		(39)
Income tax expense	18		22		(4)
Equity in earnings of affiliates	1		14		(13)
Net income	20		68		(48)
Less: Noncontrolling interests net income	4		1		3
Less: Redeemable noncontrolling interests net loss	(1)		(4)		3
Net income attributable to the parent company	$17		$71		$(54)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	March 31,			Amount of Change Due To
	2022	2021	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,165	$1,095	$70	$—	$1	$69
Europe	801	732	69	(52)		121
South America	172	120	52	5		47
Asia Pacific	342	316	26	(8)	(4)	38
Total	$2,480	$2,263	$217	$(55)	$(3)	$275

Sales in 2022 were $217 higher than in 2021. Weaker international currencies decreased sales by $55, principally due to a weaker euro, Thai baht and Indian rupee, partially offset by a stronger Brazilian real and Chinese renminbi. The organic sales increase of $275, or 12%, resulted from improved heavy-vehicle market demand and the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $160.

The North America organic sales increase of 6% was driven principally by stronger medium- and heavy-duty truck production volumes, higher light-vehicle engine production levels and the conversion of sales backlog, partially offset by lower light-duty truck production volumes. First quarter 2022 Classes 5-7 and Class 8 truck production were up 4% and 2%, respectively, while light-vehicle engine production was up 2% compared with the first quarter of 2021. Year-over-year full-frame light-truck production was down 1% in the first quarter of 2022. Excluding currency effects, sales in Europe were up 17% compared with 2021. With our significant Off-Highway presence in the region, stronger construction/mining and agricultural markets were a major factor. Organic sales in this operating segment were up 23% compared with the first quarter of 2021. A 1% decrease in year-over-year light-duty truck production levels and a 12% decrease in year-over-year light-vehicle engine production levels tempered our organic European sales increase. Excluding currency effects, first quarter 2022 sales in South America increased 39% compared to 2021 due primarily to improved light- and medium/heavy-duty truck production. First quarter light-duty truck production was up 9% and medium/heavy-duty truck production was up 26%. Excluding currency effects and the impact of divestitures, sales in Asia Pacific increased 12% compared to 2021 due to a stronger construction/mining market.

Cost of sales and gross margin — Cost of sales for the first quarter of 2022 increased $271, or 13%, when compared to 2021. Cost of sales as a percent of sales was 320 basis points higher than in the previous year. Incremental margins provided by increased sales volumes were more than offset by higher year-over-year commodity costs of $138, non-material inflationary cost impacts of $70 and operational inefficiencies primarily attributable to continued global supply chain disruptions and frequent customer order changes made with little to no advance notification. Commodity cost increases are being driven by higher prices for certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates. Continued material cost savings provided a partial offset, reducing costs of sales by approximately $19.

Gross margin of $197 for the first quarter of 2022 decreased $54 from 2021. Gross margin as a percent of sales was 7.9% in the first quarter of 2022, 320 basis points lower than in 2021. The degradation in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. In addition, gross margin during 2022 was negatively impacted by material cost recovery mechanisms with our customers lagging material costs increases charged by our suppliers by approximately 90 days.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2022 were $130 (5.2% of sales) as compared to $119 (5.3% of sales) in 2021. SG&A expenses were $11 higher in 2022 primarily due to higher salaried employee wages and benefits, increased trade show and marketing activities, and higher travel expenses and professional fees.

Amortization of intangibles — Amortization expense was $4 in both 2022 and 2021.

Restructuring charges, net — Net restructuring charges were ($1) in the first quarter of 2022 and $1 in the first quarter of 2021.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	March 31,
	2022	2021
Non-service cost components of pension and OPEB costs	$—	$(2)
Foreign exchange gain	3	1
Strategic transaction expenses	(4)	(3)
Loss on investment in Hyliion		(17)
Loss on disposal group held for sale		(7)
Other, net	3	9
Other income (expense), net	$2	$(19)

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in 2022 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives. Strategic transaction expenses in 2021 were primarily attributable to our pursuit of the acquisition of a portion of the thermal-management business of Modine Manufacturing Company and certain other strategic initiatives.

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

Interest income and interest expense — Interest income was $2 in both 2022 and 2021. Interest expense decreased from $34 in 2021 to $31 in 2022, primarily due to lower interest rates on outstanding borrowings, partially offset by higher debt levels. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 4.6% in 2022 and 5.5% in 2021.

Income tax expense — We reported income tax expense of $18 and $22 for the first quarter of 2022 and 2021, respectively. Our effective tax rates were 49% and 29% for the first quarter of 2022 and 2021. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $1 in 2022 and $14 in 2021. Equity in earnings from DDAC was $1 in 2022 and $13 in 2021. The decrease in DDAC's earnings is due to lower year-over-year sales driven by significant 2021 medium- and heavy-duty vehicle pre-buy activity in advance of new emission standards going into effect in China and Chinese government incentives driving new construction and infrastructure projects in 2021, increasing the demand for medium- and heavy-duty vehicles.

Segment Results of Operations (2022 versus 2021)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2021	$991	$100	10.1%
Volume and mix	(26)	(9)
Divestitures	(3)
Product line transfer	(23)	(2)
Performance	56	(58)
Currency effects	(10)
2022	$985	$31	3.1%

Light Vehicle sales in the first quarter of 2022, exclusive of currency effects, the impact of divestitures and the product line transfer to Commercial Vehicle, were 3% higher than 2021 reflecting generally weaker global markets being partially offset by the conversion of sales backlog. Year-over-year North America full-frame light-truck production decreased 1% while light-truck production in Europe and Asia Pacific decreased 1% and 2%, respectively, and light-truck production in South America increased 9%. Net customer pricing and cost recovery actions increased year-over-year sales by $56.

Light Vehicle first-quarter segment EBITDA decreased by $69 in 2022. Lower sales volumes decreased year-over-year earnings by $9 (35% decremental margin). The year-over-year performance-related earnings decrease was driven by commodity cost increases of $61, inflationary cost increases of $20, higher program launch costs of $2, higher premium freight costs of $2 and operational inefficiencies of $37. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $56, material cost savings of $7 and lower warranty costs of $1.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2021	$349	$15	4.3%
Volume and mix	51	10
Product line transfer	23	2
Performance	41	(17)
Currency effects	(1)
2022	$463	$10	2.2%

Commercial Vehicle sales in the first quarter of 2022, exclusive of currency effects and the product line transfer from Light Vehicle, were 26% higher than 2021 reflecting mixed global markets. Year-over-year North America Class 8 production was up 2% and Classes 5-7 production was up 4%. Year-over-year medium/heavy-truck production in South America was up 26%. Year-over-year medium/heavy-truck production in Europe and Asia Pacific were down 8% and 40%, respectively. Net customer pricing and cost recovery actions further increased year-over-year sales by $41.

Commercial Vehicle first-quarter segment EBITDA decreased by $5 in 2022. Higher sales volumes increased year-over-year earnings by $10 (20% incremental margin). The year-over-year performance-related earnings decrease was driven by commodity cost increases of $33, inflationary cost increases of $20, higher incentive compensation of $1 and operational inefficiencies of $15. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $41, lower premium freight costs of $7 and material cost savings of $4.

Off-Highway

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2021	$635	$79	12.4%
Volume and mix	91	24
Performance	53	2
Currency effects	(35)	(5)
2022	$744	$100	13.4%

Off-Highway sales in the first quarter of 2022, exclusive of currency effects, were 23% higher than 2021 reflecting improved global markets and the conversion of sales backlog. Year-over-year global construction/mining and agricultural equipment markets reflected marked improvement with global production increasing 10% and 6%, respectively. Net customer pricing and cost recovery actions further increased year-over-year sales by $53.

Off-Highway first-quarter segment EBITDA increased by $21 in 2022. Higher sales volumes increased year-over-year earnings by $24 (26% incremental margin). The year-over-year performance-related earning increase was driven by net customer pricing and cost recovery actions of $53, material cost savings of $7 and lower warranty costs of $2. Partially offsetting these performance-related increases were commodity cost increases of $30, inflationary cost increases of $25, higher premium freight costs of $4 and operational inefficiencies of $1.

Power Technologies

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2021	$288	$41	14.2%
Volume and mix	(1)
Performance	10	(11)
Currency effects	(9)	(1)
2022	$288	$29	10.1%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in the first quarter of 2022, exclusive of currency effects, were 3% higher than 2021 reflecting generally weaker global markets partially offset by the conversion of sales backlog. Year-over-year Europe, South America and Asia Pacific light-vehicle engine production was down 12%, 11% and 3% compared to 2021. Year-over-year North America light-vehicle engine production was up 2% compared to 2021. Net customer pricing and cost recovery actions increased year-over-year sales by $10.

Power Technologies first-quarter segment EBITDA decreased by $12 in 2022. Lower sales volumes had a negligible impact on earnings. The year-over-year performance-related decrease was driven by commodity cost increases of $14, inflationary cost increases of $5, higher warranty costs of $1, higher program launch costs of $1 and operational inefficiencies of $2. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $10, material cost savings of $1 and lower premium freight costs of $1.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended
	March 31,
	2022	2021
Net income	$20	$68
Equity in earnings of affiliates	1	14
Income tax expense	18	22
Earnings before income taxes	37	76
Depreciation and amortization	97	95
Restructuring charges, net	(1)	1
Interest expense, net	29	32
Loss on investment in Hyliion		17
Loss on disposal group held for sale		7
Other*	8	6
Adjusted EBITDA	$170	$234
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

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(121)	$27
Purchases of property, plant and equipment	(116)	(53)
Free cash flow	(237)	(26)
Discretionary pension contribution	—	—
Adjusted free cash flow	$(237)	$(26)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at March 31, 2022:

Cash and cash equivalents	$259
Less: Deposits supporting obligations	(1)
Available cash	258
Additional cash availability from Revolving Facility	864
Marketable securities	19
Total liquidity	$1,141

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had availability of $864 at March 31, 2022 under the Revolving Facility after deducting $265 of outstanding borrowings and $21 of outstanding letters of credit.

The components of our March 31, 2022 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$73	$99	$172
Cash and cash equivalents held as deposits		1	1
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	83	86
Consolidated cash balance	$76	$183	$259

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

At March 31, 2022, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Three Months Ended
	March 31,
	2022	2021
Cash used for changes in working capital	$(211)	$(133)
Other cash provided by operations	90	160
Net cash provided by (used in) operating activities	(121)	27
Net cash used in investing activities	(117)	(73)
Net cash provided by (used in) financing activities	229	(16)
Net decrease in cash, cash equivalents and restricted cash	$(9)	$(62)

Operating activities — Exclusive of working capital, other cash provided by operations was $90 in 2022 and $160 in 2021. The year-over-year decrease is primarily attributable to lower operating earnings.

Working capital used cash of $211 and $133 in 2022 and 2021. Cash of $325 and $257 was used to finance receivables in 2022 and 2021, respectively. The higher level of cash used to finance receivables in 2022 is due to higher year-over-year first quarter sales driven by strong heavy-vehicles markets. Cash of $63 and $137 was used to fund higher inventory levels in 2022 and 2021, respectively. We are carrying higher levels of inventory to mitigate continued global-supply-chain disruptions, ensuring continuous supply for our customers. Increases in accounts payable and other net liabilities provided cash of $177 and $261 in 2022 and 2021, respectively. The increase in accounts payable and other net liabilities in 2022 was principally driven by higher raw material purchases in the first quarter of 2022.

Investing activities — Expenditures for property, plant and equipment were $116 and $53 during first quarter of 2022 and 2021. The increase in capital spending during the first quarter of 2022 is in support of awarded next generation programs and new business. During the first quarter of 2021, we paid $17, net of cash acquired, to acquire an additional 51% interest in Pi Innovo. The acquisition of the additional ownership interest provided us with a 100% ownership interest in Pi Innovo. During the first quarter of 2022 and 2021, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities.

Financing activities — During the first quarter of 2022, we had net borrowings of $265 on our Revolving Facility. During the first quarter of 2021 we paid financing costs of $2 to amend our credit and guaranty agreement, increasing our Revolving Facility to $1,150 and extending its maturity to March 25, 2026. We used cash of $14 for dividend payments to common stockholders during both the first quarter of 2022 and 2021. We used cash of $25 to repurchase common shares under our share repurchase program during the first quarter of 2022.

Off-Balance Sheet Arrangements

There have been no material changes at March 31, 2022 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2021 Form 10-K.

Contractual Obligations

There have been no material changes in our contractual obligations from those disclosed in Item 7 of our 2021 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2021 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2021 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the three months ended March 31, 2022. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first three months of 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2021 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2021 Form 10-K for a more complete understanding of the matters covered by the certifications.

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

Item 1A. Risk Factors

The risk factors disclosed in Item 1A of our 2021 Form 10-K have been updated to include the following additional risk factor:

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s invasion of Ukraine.

In February 2022, Russia invaded Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, or otherwise adversely affect our business, financial condition, and results of operations. Our 2021 revenue from customers located in these countries was approximately $75. Our physical presence in Russia is limited to a leased sales office with two employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $102 remained available under the program for future share repurchases as of March 31, 2022. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we used cash of $25 to repurchase 1,483,742 shares of our common stock during the first quarter of 2022.

Calendar Month	Class or Series of Securities	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January	Common				$127
February	Common	175,900	$19.07	175,900	$124
March	Common	1,307,842	$16.57	1,307,842	$102

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED
Date:	April 28, 2022	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer