Form 10-Q
period 2022-09-30
DANA INC
filed 2022-10-27
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2022

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

There were 143,353,465 shares of the registrant’s common stock outstanding at October 14, 2022.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$2,535	$2,204	$7,601	$6,672
Costs and expenses
Cost of sales	2,332	1,998	7,018	5,963
Selling, general and administrative expenses	114	103	374	348
Amortization of intangibles	3	4	10	11
Restructuring charges, net	(1)	1	(1)	2
Impairment of goodwill	(191)		(191)
Other income (expense), net	3	(4)	15	(33)
Earnings (loss) before interest and income taxes	(101)	94	24	315
Loss on extinguishment of debt				(24)
Interest income	2	2	6	6
Interest expense	32	31	95	99
Earnings (loss) before income taxes	(131)	65	(65)	198
Income tax expense	31	20	67	56
Equity in earnings (loss) of affiliates	(1)	5	(1)	29
Net income (loss)	(163)	50	(133)	171
Less: Noncontrolling interests net income	4	4	11	9
Less: Redeemable noncontrolling interests net loss	(79)	(2)	(81)	(10)
Net income (loss) attributable to the parent company	$(88)	$48	$(63)	$172

Net income (loss) per share available to common stockholders
Basic	$(0.61)	$0.33	$(0.44)	$1.19
Diluted	$(0.61)	$0.33	$(0.44)	$1.17

Weighted-average common shares outstanding
Basic	143.4	144.8	143.6	145.0
Diluted	143.4	146.2	143.6	146.4

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(163)	$50	$(133)	$171
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(82)	(25)	(134)	(11)
Hedging gains and losses	1	(9)	(2)	(10)
Defined benefit plans	1	4	5	11
Other comprehensive loss	(80)	(30)	(131)	(10)
Total comprehensive income (loss)	(243)	20	(264)	161
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1)	(4)	(6)	2
Less: Comprehensive loss attributable to redeemable noncontrolling interests	89	4	97
Comprehensive income (loss) attributable to the parent company	$(155)	$20	$(173)	$163

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$371	$268
Marketable securities	13	17
Accounts receivable
Trade, less allowance for doubtful accounts of $11 in 2022 and $7 in 2021	1,507	1,321
Other	252	220
Inventories	1,603	1,564
Other current assets	208	196
Total current assets	3,954	3,586
Goodwill	246	482
Intangibles	200	233
Deferred tax assets	613	580
Other noncurrent assets	181	131
Investments in affiliates	128	174
Operating lease assets	262	247
Property, plant and equipment, net	2,078	2,199
Total assets	$7,662	$7,632

Liabilities and equity
Current liabilities
Short-term debt	$230	$23
Current portion of long-term debt	7	8
Accounts payable	1,839	1,571
Accrued payroll and employee benefits	209	184
Taxes on income	67	41
Current portion of operating lease liabilities	37	43
Other accrued liabilities	269	304
Total current liabilities	2,658	2,174
Long-term debt, less debt issuance costs of $22 in 2022 and $26 in 2021	2,314	2,386
Noncurrent operating lease liabilities	229	209
Pension and postretirement obligations	350	398
Other noncurrent liabilities	244	292
Total liabilities	5,795	5,459
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	196	198
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 143,353,224 and 144,238,660 shares outstanding	2	2
Additional paid-in capital	2,440	2,427
Retained earnings	491	662
Treasury stock, at cost (13,469,842 and 11,661,591 shares)	(216)	(184)
Accumulated other comprehensive loss	(1,095)	(985)
Total parent company stockholders' equity	1,622	1,922
Noncontrolling interests	49	53
Total equity	1,671	1,975
Total liabilities, redeemable noncontrolling interests and equity	$7,662	$7,632

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net income (loss)	$(133)	$171
Depreciation	270	272
Amortization	17	18
Amortization of deferred financing charges	4	5
Redemption premium on debt		21
Write-off of deferred financing costs		3
Earnings of affiliates, net of dividends received	29	(11)
Stock compensation expense	13	15
Deferred income taxes	(56)	8
Impairment of goodwill	191
Change in working capital	(21)	(501)
Other, net	(7)	18
Net cash provided by operating activities	307	19
Investing activities
Purchases of property, plant and equipment	(300)	(228)
Acquisition of businesses, net of cash acquired	(1)	(18)
Investments in affiliates		(23)
Proceeds from sale of subsidiary, net of cash disposed		(4)
Purchases of marketable securities	(15)	(25)
Proceeds from sales of marketable securities		30
Proceeds from maturities of marketable securities	18	27
Settlement of terminated fixed-to-fixed cross currency swap		(22)
Settlements of undesignated derivatives	(6)	(2)
Other, net	7	5
Net cash used in investing activities	(297)	(260)
Financing activities
Net change in short-term debt	212	43
Proceeds from long-term debt	2	802
Repayment of long-term debt	(19)	(805)
Redemption premium on debt		(21)
Deferred financing payments		(13)
Dividends paid to common stockholders	(43)	(44)
Repurchases of common stock	(25)	(23)
Distributions to noncontrolling interests	(8)	(10)
Contributions from redeemable noncontrolling interests	30	6
Deconsolidation of non-wholly owned subsidiary		(6)
Payments to acquire noncontrolling interests	(4)
Other, net	(7)
Net cash provided by (used in) financing activities	138	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	148	(312)
Cash, cash equivalents and restricted cash – beginning of period	287	567
Effect of exchange rate changes on cash balances	(45)	(16)
Cash, cash equivalents and restricted cash – end of period (Note 5)	$390	$239

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$65	$75

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

During the first quarter of 2022, we identified an error related to certain intercompany inventory transfers that were not appropriately eliminated and recorded an adjustment of $8 to cost of sales. A portion of this adjustment relates to prior periods. We concluded that the correction of this error was not material to the financial statements for the quarter ended March 31, 2022 or any prior periods.

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

In September 2022, the FASB issued ASU 2022-04, Supplier Finance Programs. This guidance enhances the transparency of supplier finance programs which includes disclosing information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The guidance becomes effective January 1, 2023. We are currently assessing the impact of the guidance on our consolidated financial statements.

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

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is tested for impairment annually as of October 31 for all of our reporting units, and more frequently if events or circumstances warrant such a review. We estimate the fair value of the reporting units using discounted cash flow projections. In determining the fair value of the reporting units, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected segment EBITDA, discount rates, and terminal growth rates. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not to be impaired. If the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge is recorded for the difference, with the impairment loss limited to the total amount of goodwill allocated to that reporting unit.

We evaluated macro-economic conditions during the third quarter of 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the negative impact of sustained higher commodity costs, non-material cost increases and operational inefficiencies attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses for our Commercial Vehicle and Off-Highway reporting units.

Based on the results of our interim impairment analyses, we concluded that the carrying value exceeded fair value of our Commercial Vehicle reporting unit and we recorded a goodwill impairment charge of $191, representing a full impairment of goodwill assigned to the Commercial Vehicle reporting unit. Our analysis for the Off-Highway reporting unit indicated that the fair value continues to exceed the carrying value by a substantial amount and, accordingly, no impairment charge was required. There was no impairment of indefinite-lived intangible assets in any of the periods presented.

The remaining change in the carrying amount of goodwill in 2022 was due to currency fluctuation.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2021	$—	$201	$281	$—	$482
Impairment		(191)			(191)
Currency impact		(10)	(35)		(45)
Balance, September 30, 2022	$—	$—	$246	$—	$246

Components of other intangible assets —

		September 30, 2022			December 31, 2021
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$152	$(111)	$41	$161	$(110)	$51
Trademarks and trade names	13	28	(12)	16	31	(12)	19
Customer relationships	8	489	(415)	74	519	(431)	88
Non-amortizable intangible assets
Trademarks and trade names		69		69	75		75
		$738	$(538)	$200	$786	$(553)	$233

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  September 30, 2022 were as follows: Light Vehicle — $17, Commercial Vehicle — $67, Off-Highway — $111 and Power Technologies — $5.

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Charged to cost of sales	$3	$2	$7	$7
Charged to amortization of intangibles	3	4	10	11
Total amortization	$6	$6	$17	$18

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2022 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2022	2023	2024	2025	2026
Amortization expense	$5	$22	$20	$19	$17

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

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, June 30, 2022	$7	$—	$7
Charges to restructuring		1	1
Adjustments of accruals	(2)		(2)
Cash payments		(1)	(1)
Currency impact	(1)		(1)
Balance, September 30, 2022	$4	$—	$4

Balance, December 31, 2021	$11	$—	$11
Charges to restructuring	2	1	3
Adjustments of accruals	(4)		(4)
Cash payments	(4)	(1)	(5)
Currency impact	(1)		(1)
Balance, September 30, 2022	$4	$—	$4

At September 30, 2022, the accrued employee termination benefits include costs to reduce approximately 100 employees to be completed over the next year.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	September 30, 2022	December 31, 2021
Raw materials	$674	$651
Work in process and finished goods	1,030	1,000
Inventory reserves	(101)	(87)
Total	$1,603	$1,564

Cash, cash equivalents and restricted cash at —

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$371	$268	$220	$559
Restricted cash included in other current assets	9	9	8	5
Restricted cash included in other noncurrent assets	10	10	11	3
Total cash, cash equivalents and restricted cash	$390	$287	$239	$567

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first, second and third quarters of 2022. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Under the program, we spent $25 to repurchase 1,483,742 shares of our common stock during the first quarter of 2022 through open market transactions. Approximately $102 remained available for future share repurchases as of September 30, 2022.

Changes in equity —

2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2021	$2	$2,427	$662	$(184)	$(985)	$53	$1,975
Net income			17			4	21
Other comprehensive income					36		36
Common stock dividends and dividend equivalents			(14)				(14)
Common stock share repurchases				(25)			(25)
Distributions to noncontrolling interests						(1)	(1)
Purchase of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		4					4
Stock withheld for employees taxes				(7)			(7)
Balance, March 31, 2022	2	2,431	664	(216)	(949)	55	1,987
Net income			8			3	11
Other comprehensive loss					(79)	(2)	(81)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Purchase of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		4					4
Balance, June 30, 2022	2	2,435	656	(216)	(1,028)	54	1,903
Net income (loss)			(88)			4	(84)
Other comprehensive loss					(67)	(3)	(70)
Common stock dividends and dividend equivalents			(14)				(14)
Distributions to noncontrolling interests						(6)	(6)
Redeemable noncontrolling interests adjustment to redemption value			(63)				(63)
Stock compensation		5					5
Balance, September 30, 2022	$2	$2,440	$491	$(216)	$(1,095)	$49	$1,671

2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2020	$2	$2,408	$530	$(156)	$(1,026)	$76	$1,834
Net income			71			1	72
Other comprehensive loss					(18)	(2)	(20)
Common stock dividends and dividend equivalents			(14)				(14)
Redeemable noncontrolling interests adjustment to redemption value			(4)				(4)
Stock compensation		7					7
Stock withheld for employees taxes				(5)			(5)
Balance, March 31, 2021	2	2,415	583	(161)	(1,044)	75	1,870
Net income			53			4	57
Other comprehensive income (loss)					37	(9)	28
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(2)	(2)
Sale of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(4)				(4)
Other						1	1
Stock compensation		5					5
Balance, June 30, 2021	2	2,420	617	(161)	(1,007)	68	1,939
Net income			48			4	52
Other comprehensive income (loss)					(28)		(28)
Common stock dividends and dividend equivalents			(15)				(15)
Common stock share repurchases				(23)			(23)
Distributions to noncontrolling interests						(8)	(8)
Redeemable noncontrolling interests adjustment to redemption value			(2)				(2)
Deconsolidation of non-wholly owned subsidiary						(8)	(8)
Stock compensation		5					5
Balance, September 30, 2021	$2	$2,425	$648	$(184)	$(1,035)	$56	$1,912

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2022	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(809)	$4	$(180)	$(985)
Currency translation adjustments	39			39
Holding gains and losses		19		19
Reclassification of amount to net income (a)		(22)		(22)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			2	2
Tax expense		(1)	(1)	(2)
Other comprehensive income (loss)	39	(4)	1	36
Balance, March 31, 2022	(770)	—	(179)	(949)
Currency translation adjustments	(83)			(83)
Holding gains and losses		42		42
Reclassification of amount to net income (a)		(39)		(39)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			4	4
Tax expense		(2)	(1)	(3)
Other comprehensive income (loss)	(83)	1	3	(79)
Balance, June 30, 2022	(853)	1	(176)	(1,028)
Currency translation adjustments	(69)			(69)
Holding gains and losses		44		44
Reclassification of amount to net income (a)		(42)		(42)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			2	2
Tax expense		(1)	(1)	(2)
Other comprehensive income (loss)	(69)	1	1	(67)
Balance, September 30, 2022	$(922)	$2	$(175)	$(1,095)

	Parent Company Stockholders
2021	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2020	$(802)	$9	$(233)	$(1,026)
Currency translation adjustments	(4)			(4)
Holding gains and losses		32		32
Reclassification of amount to net income (a)		(50)		(50)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			4	4
Tax (expense) benefit		1	(1)	—
Other comprehensive income (loss)	(4)	(17)	3	(18)
Balance, March 31, 2021	(806)	(8)	(230)	(1,044)
Currency translation adjustments	17			17
Holding gains and losses		(4)		(4)
Reclassification of amount to net income (a)		23		23
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			5	5
Tax expense		(3)	(1)	(4)
Other comprehensive income	17	16	4	37
Balance, June 30, 2021	(789)	8	(226)	(1,007)
Currency translation adjustments	(23)			(23)
Holding gains and losses		15		15
Reclassification of amount to net income (a)		(24)		(24)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			5	5
Tax expense			(1)	(1)
Other comprehensive income (loss)	(23)	(9)	4	(28)
Balance, September 30, 2021	$(812)	$(1)	$(222)	$(1,035)

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance, beginning of period	$199	$194	$198	$180
Capital contribution from redeemable noncontrolling interest	23	3	30	6
Adjustment to redemption value	63	2	65	10
Other				(1)
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(79)	(2)	(81)	(10)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(10)	(2)	(16)	10
Balance, end of period	$196	$195	$196	$195

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss) available to common stockholders - Numerator basic and diluted	$(88)	$48	$(63)	$172

Denominator:
Weighted-average common shares outstanding - Basic	143.4	144.8	143.6	145.0
Employee compensation-related shares, including stock options	—	1.4	—	1.4
Weighted-average common shares outstanding - Diluted	143.4	146.2	143.6	146.4

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.4 million and 0.6 million CSEs from the calculation of diluted earnings per share for the third quarters of 2022 and 2021 and excluded 0.2 million and 0.8 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.5 million and 0.7 million for the third quarter and year-to-date periods of 2022 because the net loss position made these anti-dilutive.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2022.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	0.9	$22.23
PSUs	0.3	$24.69

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

During 2022, we paid $4 of cash to settle RSUs and issued 0.8 million and 0.1 million shares of common stock based on the vesting of RSUs and PSUs, respectively. We recognized stock compensation expense of $5 and $6 during the third quarters of 2022 and 2021 and expense of $13 and $15 during the respective year-to-date periods. At September 30, 2022, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $26. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension				OPEB
	2022		2021		2022	2021
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$4	$2	$3	$1	$—	$1
Expected return on plan assets	(7)	(1)	(7)	(1)
Service cost		2		3
Amortization of net actuarial loss	2	1	3	2	(1)
Net periodic benefit cost (credit)	$(1)	$4	$(1)	$5	$(1)	$1

Nine Months Ended September 30,
Interest cost	$12	$5	$10	$3	$1	$2
Expected return on plan assets	(21)	(2)	(20)	(2)
Service cost		6		7
Amortization of net actuarial loss	6	4	7	7	(2)
Net periodic benefit cost (credit)	$(3)	$13	$(3)	$15	$(1)	$2

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 11.  Marketable Securities

	September 30, 2022			December 31, 2021
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Certificates of deposit - Current marketable securities	$13	$—	$13	$17	$—	$17

Certificates of deposit maturing in one year or less total $13 at  September 30, 2022.

Note 12. Financing Agreements

Long-term debt at —

	Interest Rate		September 30, 2022	December 31, 2021
Senior Notes due April 15, 2025	5.750%	*	$400	$400
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		319	370
Senior Notes due September 1, 2030	4.250%		400	400
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			74	100
Debt issuance costs			(22)	(26)
			2,321	2,394
Less: Current portion of long-term debt			7	8
Long-term debt, less debt issuance costs			$2,314	$2,386

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

At  September 30, 2022, we had $195 of outstanding borrowings under the Revolving Facility and had utilized $21 for letters of credit. We had availability at September 30, 2022 under the Revolving Facility of $934 after deducting outstanding borrowings and the letters of credit.

Debt covenants — At September 30, 2022, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 13. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	September 30, 2022	December 31, 2021
Certificates of deposit	Marketable securities	2	$13	$17
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	5	7
Cash flow hedges	Other accrued liabilities	2	2	1
Undesignated	Accounts receivable - Other	2	14	2
Undesignated	Other accrued liabilities	2	4
Currency swaps
Cash flow hedges	Other noncurrent assets	2	60
Cash flow hedges	Other noncurrent liabilities	2		34
Undesignated	Other noncurrent liabilities	2	12	17

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		September 30, 2022		December 31, 2021
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,276	$1,835	$2,338	$2,412

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

The following fixed-to-fixed cross-currency swaps were outstanding at September 30, 2022:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $505 at September 30, 2022 and $449 at December 31, 2021. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $926 at September 30, 2022 and $1,096 at December 31, 2021.

The following currency derivatives were outstanding at September 30, 2022:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso	$136	$—	$136	Sep-2023
Euro	U.S. dollar, Australian dollar, Brazilian real, Canadian dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Norwegian krone, New Zealand dollar, Swedish krona, South African rand	67	108	175	Jan-2024
British pound	U.S. dollar, euro		1	1	Oct-2022
South African rand	U.S. dollar, euro, Thai baht		10	10	Nov-2022
Brazilian real	U.S. dollar, euro	60	12	72	Jul-2023
Indian rupee	U.S. dollar, euro, British pound		102	102	Sep-2023
Chinese renminbi	U.S. dollar, Canadian dollar		8	8	Oct-2022
Australian dollar	U.S. dollar, euro		1	1	Oct-2022
Total forward contracts		263	242	505

U.S. dollar	euro	272	166	438	Nov-2027
Euro	U.S. dollar	300	188	488	Jun-2026
Total currency swaps		572	354	926
Total currency derivatives		$835	$596	$1,431

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	September 30, 2022	December 31, 2021	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$3	$(1)	$3
Cross-Currency Swaps	1	2
Total	$4	$1	$3

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Designated as Cash Flow Hedges	2022	2021	2022	2021
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$2,535	$2,204	$7,601	$6,672
Cost of sales	2,332	1,998	7,018	5,963
Other income (expense), net	3	(4)	15	(33)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(2)	(3)	(4)	(8)
Other income (expense), net	(2)	(1)	(6)	(3)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(38)	(21)	(93)	(40)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Not Designated as Hedging Instruments	2022	2021	2022	2021
Gain or (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$—	$1	$1	$1
Other income (expense), net	$(1)	$2	$(10)	$(14)

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

Note 14. Commitments and Contingencies

Product liabilities — Accrued product liability costs were $1 at September 30, 2022 and $2 at December 31, 2021. We had also recognized amounts recoverable from third parties of $17 at September 30, 2022 and $13 at December 31, 2021. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $8 at September 30, 2022 and $10 at December 31, 2021. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance, beginning of period	$100	$95	$107	$98
Amounts accrued for current period sales	11	9	31	28
Adjustments of prior estimates		(2)	(4)
Settlements of warranty claims	(13)	(7)	(33)	(20)
Divestitures				(10)
Currency impact	(3)		(6)	(1)
Balance, end of period	$95	$95	$95	$95

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

We have generally not recognized tax benefits on losses generated in several entities where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. We believe it is reasonably possible that valuation allowances of up to approximately $200 related to U.S. federal credits and attributes will be recorded in the next twelve months.

We record interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest expense for the periods presented herein is not significant.

We reported income tax expense of $31 and $20 for the third quarters of 2022 and 2021 and income tax expense of $67 and $56 for the respective year-to-date periods. Our effective tax rates were (103)% and 28% for the first nine months of 2022 and 2021. During the third quarter of 2022, we recorded a pre-tax goodwill impairment charge of $191 with an associated income tax benefit of $2. In addition, we recorded a tax benefit of $32 for U.S. tax credits generated. Also, during the third quarter of 2022, we recorded tax expense of $31 for valuation allowances related to U.S. states driven by differences between our federal and state tax profile. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Note 17. Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Non-service cost components of pension and OPEB costs	$—	$(2)	$(3)	$(7)
Foreign exchange gain		1	4	2
Strategic transaction expenses	(1)	(3)	(6)	(11)
Loss on investment in Hyliion		(6)		(20)
Loss on disposal group held for sale				(7)
Loss on de-designation of fixed-to-fixed cross currency swaps				(9)
Other, net	4	6	20	19
Other income (expense), net	$3	$(4)	$15	$(33)

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $9 and $8 recorded in other current assets and $30 and $38 recorded in other noncurrent assets at September 30, 2022 and December 31, 2021.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $37 and $34 at September 30, 2022 and December 31, 2021. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Light Vehicle
North America	$756	$667	$2,245	$1,999
Europe	95	83	292	324
South America	64	47	158	122
Asia Pacific	132	121	365	354
Total	$1,047	$918	$3,060	$2,799

Commercial Vehicle
North America	$248	$181	$729	$564
Europe	62	59	203	192
South America	143	116	391	286
Asia Pacific	52	40	152	90
Total	$505	$396	$1,475	$1,132

Off-Highway
North America	$90	$80	$268	$218
Europe	435	391	1,452	1,248
South America	4	4	13	10
Asia Pacific	165	152	473	455
Total	$694	$627	$2,206	$1,931

Power Technologies
North America	$156	$122	$447	$376
Europe	106	118	339	372
South America	8	7	22	16
Asia Pacific	19	16	52	46
Total	$289	$263	$860	$810

Total
North America	$1,250	$1,050	$3,689	$3,157
Europe	698	651	2,286	2,136
South America	219	174	584	434
Asia Pacific	368	329	1,042	945
Total	$2,535	$2,204	$7,601	$6,672

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

Segment information —

	2022			2021
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$1,047	$38	$60	$918	$39	$54
Commercial Vehicle	505	26	18	396	25	20
Off-Highway	694	12	91	627	16	100
Power Technologies	289	8	21	263	6	38
Eliminations and other		(84)			(86)
Total	$2,535	$—	$190	$2,204	$—	$212

Nine Months Ended September 30,
Light Vehicle	$3,060	$126	$124	$2,799	$126	$241
Commercial Vehicle	1,475	84	38	1,132	73	53
Off-Highway	2,206	49	291	1,931	52	276
Power Technologies	860	21	71	810	18	111
Eliminations and other		(280)			(269)
Total	$7,601	$—	$524	$6,672	$—	$681

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Segment EBITDA	$190	$212	$524	$681
Corporate expense and other items, net	2	(2)		(4)
Depreciation	(88)	(92)	(270)	(272)
Amortization	(6)	(6)	(17)	(18)
Non-service cost components of pension and OPEB costs		(2)	(3)	(7)
Restructuring charges, net	1	(1)	1	(2)
Stock compensation expense	(5)	(6)	(13)	(15)
Strategic transaction expenses	(1)	(3)	(6)	(11)
Loss on investment in Hyliion		(6)		(20)
Impairment of goodwill	(191)		(191)
Loss on disposal group held for sale				(7)
Loss on de-designation of fixed-to-fixed cross currency swaps				(9)
Other items	(3)		(1)	(1)
Earnings (loss) before interest and income taxes	(101)	94	24	315
Loss on extinguishment of debt				(24)
Interest income	2	2	6	6
Interest expense	32	31	95	99
Earnings (loss) before income taxes	(131)	65	(65)	198
Income tax expense	31	20	67	56
Equity in earnings (loss) of affiliates	(1)	5	(1)	29
Net income (loss)	$(163)	$50	$(133)	$171

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts).

Equity method investments at September 30, 2022 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$65
ROC-Spicer, Ltd.	50%	19
Axles India Limited	48%	10
Tai Ya Investment (HK) Co., Limited	50%	4
All others as a group		6
Investments in equity affiliates		104
Investments in affiliates carried at cost		24
Investments in affiliates		$128

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

Management Overview

Dana is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions  (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At September 30, 2022, we employed approximately 42,300 people, operated in 32 countries and had 140 major facilities housing manufacturing and distribution operations, service and assembly operations, technical and engineering centers and administrative offices.

External sales by operating segment for the periods ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$1,047	41.3%	$918	41.7%	$3,060	40.3%	$2,799	42.0%
Commercial Vehicle	505	19.9%	396	18.0%	1,475	19.4%	1,132	17.0%
Off-Highway	694	27.4%	627	28.4%	2,206	29.0%	1,931	28.9%
Power Technologies	289	11.4%	263	11.9%	860	11.3%	810	12.1%
Total	$2,535		$2,204		$7,601		$6,672

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the COVID pandemic, we temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our $200 common stock share repurchase program. With the impacts of the COVID pandemic largely behind us we resumed the declaration and payment of quarterly common stock dividends during the first quarter of 2021. In addition, we resumed the repurchase of common shares using $23 and $25 of cash to repurchase common shares under the program in 2021 and 2022, respectively. The share repurchase program expires on December 31, 2023, and $102 remains available for future share repurchases as of September 30, 2022.

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

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. The impact of the COVID pandemic in 2020 saw the global light-truck market contract by 13% from 2019 levels. During 2021, light-truck markets improved across all regions and were up 5% on a global basis compared to 2020. The outlook for the full year of 2022 reflects global light-truck production to be up 8%, with growth across all regions, exhibiting a moderate rebound as production constraints continue to ease, inventory begins to return to more normal levels, and constrained customer demand is fulfilled.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. The Class-8 truck market in North America peaked at 345,000 trucks produced in 2019. Production of Class-8 trucks in 2020 was 38% below the record production in 2019 due to normal cycle dynamics and the impact of COVID. During 2021, production of Class-8 trucks increased 20% over 2020 as the impacts of COVID lessened and the economy exhibited improvement. The outlook for 2022 is for stronger demand with production up 21% over the prior year driven by continued improving economic outlook and cyclical growth.

Medium-duty truck production in North America experienced a 20% year- over-year decline from 2019 to 2020, primarily due to COVID. During 2021, production increased a modest 3% over 2020. The outlook for 2022 is for production to be flat with the prior year. Outside of North America, production of medium-and heavy-duty trucks in South America declined 22% in 2020 due to COVID and deteriorating economic conditions. During 2021, production increased 76% over 2020 as the region recovered from the impact of the pandemic and the age of existing vehicles drove a replacement cycle for new trucks. The outlook for South America is for a modest 1% increase in production from the prior year as local economic conditions remain relatively stable. In contrast to the rest of the world, Asia Pacific, driven by China, did not experience lower truck production in 2020, but output slowed by 8% in 2021 as production matched lower demand, primarily driven by India where the recovery from the pandemic has been slower than in China. The 2022 outlook for Asia Pacific is for a 26% reduction in production from the prior year as China experiences COVID lockdowns and the Indian market recovery continues to lag.

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

Foreign currency — With 54% of our year-to-date 2022 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 49% of our year-to-date 2022 non-U.S. sales, while Brazil, India and China accounted for 11%, 10% and 9%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies weakened against the U.S. dollar in the first nine months of 2022, decreasing sales by $292. A weaker euro, Thai baht and Indian rupee were partially offset by a stronger Brazilian real.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first nine months of 2022 of approximately $109 are 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $42, including $18 of net fixed assets, at September 30, 2022. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Higher commodity prices decreased year-over-year third-quarter and first-nine-months earnings in 2022 by $113 and $396. Material recovery pricing actions increased year-over-year third-quarter and first-nine-months earnings in 2022 by $134 and $398.

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

Our full year 2022 adjusted EBITDA range of $700 - $740 remains unchanged from our July 2022 outlook and reflects our expectation for continued commodity and non-material cost inflation through the balance of the year. The midpoint of our sales range remains unchanged from our July 2022 outlook at $10,100. Adjusted EBITDA Margin is expected to be 7.1%, 180 basis-points lower than 2021, reflecting higher margin net new business and a modest benefit from material recovery and other pricing actions being more than offset by continued commodity cost increases and non-material inflation, including higher labor, energy, and transportation rates. We expect to generate adjusted free cash flow of approximately $200, or 2% of sales for 2022, reflecting lower year-over-year use of cash for working capital, partially offset by lower year-over-year adjusted EBITDA, at the midpoint of the range. We expect capital spending will be higher than 2021, as we make investments to support awarded programs and continue to invest in electrification.

Summary Consolidated Results of Operations (Third Quarter, 2022 versus 2021)

	Three Months Ended September 30,
	2022		2021
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,535		$2,204		$331
Cost of sales	2,332	92.0%	1,998	90.7%	334
Gross margin	203	8.0%	206	9.3%	(3)
Selling, general and administrative expenses	114	4.5%	103	4.7%	11
Amortization of intangibles	3		4		(1)
Restructuring charges, net	(1)		1		(2)
Impairment of goodwill	(191)				(191)
Other income (expense), net	3		(4)		7
Earnings (loss) before interest and income taxes	(101)		94		(195)
Interest income	2		2		—
Interest expense	32		31		1
Earnings (loss) before income taxes	(131)		65		(196)
Income tax expense	31		20		11
Equity in earnings (loss) of affiliates	(1)		5		(6)
Net income (loss)	(163)		50		(213)
Less: Noncontrolling interests net income	4		4		—
Less: Redeemable noncontrolling interests net loss	(79)		(2)		(77)
Net income (loss) attributable to the parent company	$(88)		$48		$(136)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	September 30,			Amount of Change Due To
	2022	2021	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,250	$1,050	$200	$(1)	$—	$201
Europe	698	651	47	(107)		154
South America	219	174	45	(3)		48
Asia Pacific	368	329	39	(28)		67
Total	$2,535	$2,204	$331	$(139)	$—	$470

Sales in 2022 were $331 higher than in 2021. Weaker international currencies decreased sales by $139, principally due to a weaker euro, Indian rupee, Thai baht, Chinese renminbi and South African rand. The organic sales increase of $470, or 21%, resulted from improved global construction/mining and agricultural markets, improved North America full-frame light-truck and commercial-vehicle demand, improved South America commercial-vehicle demand and the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $229.

The North America organic sales increase of 19% was driven principally by stronger light-, medium- and heavy-duty truck production volumes, higher light-vehicle engine production levels and the conversion of sales backlog. Third quarter 2022 full-frame light-truck production was up 20% while light-vehicle engine production was up 30% compared with the third quarter of 2021. Year-over-year Class 8 truck production was up 35% while Classes 5-7 truck production was up 6%. Excluding currency effects, sales in Europe were up 24% compared with 2021. With our significant Off-Highway presence in the region, stronger construction/mining and agricultural markets were a major factor. Organic sales in this operating segment were up 23% compared with the third quarter of 2021. Excluding currency effects, third quarter 2022 sales in South America increased 28% compared to 2021 due primarily to improved light- and medium/heavy-duty truck production. Third quarter light-duty truck production was up 36% and medium/heavy-duty truck production was up 5% compared with the third quarter of 2021. Excluding currency effects, sales in Asia Pacific increased 20% compared to 2021 due to stronger construction/mining and agricultural markets and higher medium/heavy-duty truck related sales despite overall medium/heavy-duty truck production volumes declining 9% compared to 2021.

Cost of sales and gross margin — Cost of sales for the third quarter of 2022 increased $334, or 17%, when compared to 2021. Cost of sales as a percent of sales was 130 basis points higher than in the previous year. Incremental margins provided by increased sales volumes were more than offset by higher year-over-year commodity costs of $113, non-material inflationary cost impacts of $104 and operational inefficiencies primarily attributable to continued global supply chain disruptions and frequent customer order changes made with little to no advance notification. Commodity cost increases are being driven by higher prices for certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates. Continued material cost savings and supplier recoveries provided a partial offset, reducing costs of sales by approximately $21.

Gross margin of $203 for the third quarter of 2022 decreased $3 from 2021. Gross margin as a percent of sales was 8.0% in the third quarter of 2022, 130 basis points lower than in 2021. The degradation in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating slightly during the third quarter of 2022, gross margin was positively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2022 were $114 (4.5% of sales) as compared to $103 (4.7% of sales) in 2021. SG&A expenses were $11 higher in 2022 primarily due to higher incentive compensation, travel expenses and professional fees.

Amortization of intangibles — Amortization expense was $3 in 2022 and $4 in 2021.

Restructuring charges, net — Net restructuring charges were ($1) in the third quarter of 2022 and $1 in the third quarter of 2021. See Note 4 for additional information.

Impairment of goodwill — During the third quarter of 2022, we recorded a $191 goodwill impairment charge. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	September 30,
	2022	2021
Non-service cost components of pension and OPEB costs	$—	$(2)
Foreign exchange gain		1
Strategic transaction expenses	(1)	(3)
Loss on investment in Hyliion		(6)
Other, net	4	6
Other income (expense), net	$3	$(4)

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

Interest income and interest expense — Interest income was $2 in both 2022 and 2021. Interest expense increased from $31 in 2021 to $32 in 2022, primarily due to higher debt levels, partially offset by lower interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 4.8% in 2022 and 4.9% in 2021.

Income tax expense — We reported income tax expense of $31 and $20 for 2022 and 2021, respectively. Our effective tax rates were (24)% and 31% for the third quarter of 2022 and 2021. During the third quarter of 2022, we recorded a pre-tax goodwill impairment charge of $191 with an associated income tax benefit of $2. In addition, we recorded a tax benefit of $32 for U.S. tax credits generated. Also, during the third quarter of 2022, we recorded tax expense of $31 for valuation allowances related to U.S. states driven by differences between our federal and state tax profile. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Equity in earnings (loss) of affiliates — Net earnings (loss) from equity investments was a loss of $1 in 2022 and earnings of $5 in 2021. Net earnings (loss) from DDAC was a loss of $3 in 2022 and earnings of $3 in 2021. The decrease in DDAC's earnings is due to lower year-over-year sales driven by significant 2021 medium- and heavy-duty vehicle pre-buy activity in advance of new emission standards going into effect in China and Chinese government incentives driving new construction and infrastructure projects in 2021, increasing the demand for medium- and heavy-duty vehicles.

Summary Consolidated Results of Operations (Year-to-Date, 2022 versus 2021)

	Nine Months Ended September 30,
	2022		2021
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$7,601		$6,672		$929
Cost of sales	7,018	92.3%	5,963	89.4%	1,055
Gross margin	583	7.7%	709	10.6%	(126)
Selling, general and administrative expenses	374	4.9%	348	5.2%	26
Amortization of intangibles	10		11		(1)
Restructuring charges, net	(1)		2		(3)
Impairment of goodwill	(191)				(191)
Other income (expense), net	15		(33)		48
Earnings before interest and income taxes	24		315		(291)
Loss on extinguishment of debt			(24)		24
Interest income	6		6		—
Interest expense	95		99		(4)
Earnings (loss) before income taxes	(65)		198		(263)
Income tax expense	67		56		11
Equity in earnings (loss) of affiliates	(1)		29		(30)
Net income (loss)	(133)		171		(304)
Less: Noncontrolling interests net income	11		9		2
Less: Redeemable noncontrolling interests net loss	(81)		(10)		(71)
Net income (loss) attributable to the parent company	$(63)		$172		$(235)

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended
	September 30,			Amount of Change Due To
	2022	2021	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$3,689	$3,157	$532	$(2)	$1	$533
Europe	2,286	2,136	150	(250)		400
South America	584	434	150	12		138
Asia Pacific	1,042	945	97	(52)	(9)	158
Total	$7,601	$6,672	$929	$(292)	$(8)	$1,229

Sales in 2022 were $929 higher than in 2021. Weaker international currencies decreased sales by $292, principally due to a weaker euro, Indian rupee and Thai baht, partially offset by a stronger Brazilian real. The organic sales increase of $1,229, or 18%, resulted from improved global construction/mining and agricultural markets, improved North America full-frame light-truck and commercial-vehicle demand, improved South America commercial-vehicle demand and the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $569.

The North America organic sale increase of 17% was driven principally by stronger light- and heavy-duty truck production volumes, higher light-vehicle engine production levels and the conversion of sales backlog. First nine months 2022 full-frame light-truck production was up 9% while light-vehicle engine production was up 13% compared with the first nine months of 2021. Year-over-year Class 8 truck production was up 19% while Classes 5-7 truck production was up 1% compared with the first nine months of 2021. Excluding currency effects, sales in Europe were up 19% compared with 2021. With our significant Off-Highway presence in the region, stronger construction/mining and agricultural markets were a major factor. Organic sales in this operating segment were up 23% compared with the first nine months of 2021. Excluding currency effects, first nine months 2022 sales in South America increased 32% compared to 2021 due primarily to improved light-duty truck production and continued strengthening of medium/heavy-duty truck related sales despite overall medium/heavy- duty truck production volumes moderating. First nine months light-duty truck production was up 15% while medium/heavy-duty truck production was up 1% compared with the first nine months of 2021. Excluding currency effects and the impact of divestitures, sales in Asia Pacific increased 17% compared to 2021 due to stronger construction/mining and agricultural markets and higher medium/heavy-duty truck related sales despite overall medium/heavy-duty production volumes declining 34% compared to the first nine months of 2021.

Cost of sales and gross margin — Cost of sales for the first nine months of 2022 increased $1,055, or 18%, when compared to 2021. Cost of sales as a percent of sales was 290 basis points higher than in the previous year. Incremental margins provided by increased sales volumes were more than offset by higher year-over-year commodity costs of $396, non-material inflationary cost impacts of $250 and operational inefficiencies primarily attributable to continued global supply chain disruptions and frequent customer order changes made with little to no advance notification. Commodity cost increases are being driven by higher prices for certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates. Continued material cost savings and supplier recoveries provided a partial offset, reducing costs of sales by approximately $37.

Gross margin of $583 for the first nine months of 2022 decreased $126 from 2021. Gross margin as a percent of sales was 7.7% in the first nine months of 2022, 290 basis points lower than in 2021. The degradation in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above along with recovery of non-material inflation typically not being specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating slightly during the third quarter of 2022, gross margin experienced a modest benefit from net material recoveries on a dollar basis.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2022 were $374 (4.9% of sales) as compared to $348 (5.2% of sales) in 2021. SG&A expenses were $26 higher in 2022 primarily due to higher salaried employee wages and incentive compensation, travel expenses and professional fees.

Amortization of intangibles — Amortization expense was $10 in 2022 and $11 in 2021.

Restructuring charges, net — Net restructuring charges were ($1) in the first nine months of 2022 and $2 in the first nine months of 2021. See Note 4 for additional information.

Impairment of goodwill — During the third quarter of 2022, we recorded a $191 goodwill impairment charge. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Nine Months Ended
	September 30,
	2022	2021
Non-service cost components of pension and OPEB costs	$(3)	$(7)
Foreign exchange gain	4	2
Strategic transaction expenses	(6)	(11)
Loss on investment in Hyliion		(20)
Loss on disposal group held for sale		(7)
Loss on de-designation of fixed-to-fixed cross currency swaps		(9)
Other, net	20	19
Other income (expense), net	$15	$(33)

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

Interest income and interest expense — Interest income was $6 in both 2022 and 2021. Interest expense decreased from $99 in 2021 to $95 in 2022, primarily due to lower interest rates on outstanding borrowings, partially offset by higher debt levels. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 4.7% in 2022 and 5.3% in 2021.

Income tax expense — We reported income tax expense of $67 and $56 for the first nine months of 2022 and 2021, respectively.  Our effective tax rates were (103)% and 28% for the first nine months of 2022 and 2021. During the third quarter of 2022, we recorded a pre-tax goodwill impairment charge of $191 with an associated income tax benefit of $2. In addition, we recorded a tax benefit of $32 for U.S. tax credits generated. Also, during the third quarter of 2022, we recorded tax expense of $31 for valuation allowances related to U.S. states driven by differences between our federal and state tax profile. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Equity in earnings (loss) of affiliates — Net earnings (loss) from equity investments was a loss of $1 in 2022 and earnings of $29 in 2021. Equity in earnings from DDAC was a loss of $5 in 2022 and earnings of $24 in 2021. The decrease in DDAC's earnings is due to lower year-over-year sales driven by significant 2021 medium- and heavy-duty vehicle pre-buy activity in advance of new emission standards going into effect in China and Chinese government incentives driving new construction and infrastructure projects in 2021, increasing the demand for medium- and heavy-duty vehicles.

Segment Results of Operations (2022 versus 2021)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2021	$918	$54	5.9%	$2,799	$241	8.6%
Volume and mix	90	20		199	34
Divestitures				(8)
Product line transfer	(20)	(2)		(59)	(6)
Performance	88	(9)		185	(141)
Currency effects	(29)	(3)		(56)	(4)
2022	$1,047	$60	5.7%	$3,060	$124	4.1%

Light Vehicle sales in the third quarter 2022, exclusive of currency effects and the product line transfer to Commercial Vehicle, were 19% higher than 2021 reflecting generally stronger global markets, cost recovery actions and the conversion of sales backlog. Year-over-year North America full-frame light-truck production increased 20% in this year’s third quarter while light-truck production in Europe, South America and Asia Pacific increased 23%, 36% and 24%, respectively. Light Vehicle sales in the first nine months of 2022, exclusive of currency effects, the impact of divestitures and the product line transfer to Commercial Vehicle, were 14% higher than 2021 reflecting stronger markets in all regions, cost recovery actions and the conversion of sales backlog. Year-over-year North America full-frame light-truck increased 9% while light-truck production in Europe, South America and Asia Pacific increased 2%, 15% and 7%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $88 and $185 in this year’s third quarter and first nine months, respectively.

Light Vehicle third-quarter 2022 segment EBITDA increased by $6 from last year, with first-nine-months earnings lower by $117. Higher sales volumes provided a year-over-year benefit of $20 (22% incremental margin) and $34 (17% incremental margin) in the third quarter and first nine months of 2022. Year-over-year performance-related earnings decreases in the third quarter were driven by inflationary cost increases of $41, operational inefficiencies of $27, commodity cost increases of $27, higher program launch costs of $5, higher incentive compensation of $3 and higher warranty costs of $2. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $88, higher material cost savings and supplier recoveries of $7 and lower premium freight costs of $1. The year-over-year performance-related earnings decrease in the first nine months was driven by commodity cost increases of $135, operational inefficiencies of $88, inflationary cost increases of $89, higher program launch costs of $9, higher incentive compensation of $3, lower material cost savings and supplier recoveries of $3 and higher premium freight costs of $1. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $185 and lower warranty costs of $2.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2021	$396	$20	5.1%	$1,132	$53	4.7%
Volume and mix	57	8		163	28
Product line transfer	20	2		59	6
Performance	46	(11)		138	(48)
Currency effects	(14)	(1)		(17)	(1)
2022	$505	$18	3.6%	$1,475	$38	2.6%

Commercial Vehicles sales in the third quarter and first nine months of 2022, exclusive of currency effects and the production line transfer from Light Vehicle, were 26% higher than the same periods of 2021 reflecting continued strengthening of medium/heavy-duty truck production volumes, cost recovery actions and the conversion of sales backlog. Year-over-year North America Class 8 production was up 35% while Classes 5-7 were up 6% in this year’s third quarter. Year-over-year medium/heavy-truck production in Europe and South America were up 30% and 5%, respectively, while production in Asia Pacific was down 9% in this year’s third quarter. Year-over-year North America Class 8 production was up 19% while Classes 5-7 were flat in this year’s first nine months. Year-over-year medium/heavy-truck production in Europe and South America were up 4% and 1%, respectively, while production in Asia Pacific was down 34% in this year's first nine months. Net customer pricing and cost recovery actions increased year-over-year sales by $46 and $138 in this year’s third quarter and first nine months, respectively.

Commercial Vehicle third-quarter 2022 segment EBITDA decreased by $2 from last year, with first-nine-months earnings lower by $15. Higher sales volumes provided a year-over-year benefit of $8 (14% incremental margin) and $28 (17% incremental margin) in the third quarter and first nine months of 2022. Year-over-year performance-related earnings decreases in the third quarter were driven by commodity cost increases of $32, inflationary cost increases of $19, operational inefficiencies of $6, higher premium freight costs of $3, higher incentive compensation of $2 and higher program launch costs of $1. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $46 and material cost savings of $6. The year-over-year performance-related earnings decrease in the first nine months was driven by commodity cost increases of $97, inflationary cost increases of $51, operational inefficiencies of $51, higher incentive compensation of $3 and higher program launch costs of $1. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $138, material cost savings of $15 and lower premium freight costs of $2.

Off-Highway

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2021	$627	$100	15.9%	$1,931	$276	14.3%
Volume and mix	66	12		252	59
Performance	78	(11)		200	(21)
Currency effects	(77)	(10)		(177)	(23)
2022	$694	$91	13.1%	$2,206	$291	13.2%

Off-Highway sales in the third quarter and first nine months of 2022, exclusive of currency effects, were 23% higher than the same periods of 2021 reflecting improved global markets, cost recovery actions and the conversion of sales backlog. Year-over-year global construction/mining and agricultural equipment markets reflected marked improvement. Net customer pricing and cost recovery actions further increased year-over-year sales by $78 and $200 in this year’s third quarter and first nine months, respectively.

Off-Highway third-quarter 2022 segment EBITDA decreased by $9 from last year, with first-nine-months earnings higher by $15. Higher sales volumes provided a year-over-year benefit of $12 (18% incremental margin) and $59 (23% incremental margin) in the third quarter and first nine months of 2022. Year-over-year performance-related earnings decreases in the third quarter were driven by commodity cost increases of $37, inflationary cost increases of $36, operational inefficiencies of $18, higher incentive compensation of $3 and higher warranty costs of $1. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $78 and material cost savings of $6. The year-over-year performance-related earnings decrease in the first nine months was driven by commodity cost increases of $109, inflationary cost increases of $90, operational inefficiencies of $33, higher premium freight costs of $6 and higher incentive compensation of $3. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $200 and material cost savings of $20.

Power Technologies

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2021	$263	$38	14.4%	$810	$111	13.7%
Volume and mix	28	5		46	9
Performance	17	(20)		46	(45)
Currency effects	(19)	(2)		(42)	(4)
2022	$289	$21	7.3%	$860	$71	8.3%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in the third quarter and first nine months of 2022, exclusive of currency effects, were 17% and 11% higher than the same period of 2021 reflecting an improved North American market, cost recovery actions and the conversion of sale backlog. Year-over-year North American light-vehicle engine production was up 30% and 13% compared to the third quarter and first nine months of 2021, respectively. Year-over-year Europe light-vehicle engine production was up 24% and down 1% compared to the third quarter and first nine months of 2021, respectively. Net customer pricing and cost recovery actions further increased year-over-year sales by $17 and $46 in this year’s third quarter and first nine months, respectively.

Power Technologies third-quarter 2022 segment EBITDA decreased by $17 from last year, with first-nine-months earnings lower by $40. Higher sales volumes provided a year-over-year benefit of $5 (18% incremental margin) and $9 (20% incremental margin) in the third quarter and first nine months of 2022. Year-over-year performance-related earnings decreases in the third quarter were driven by commodity cost increases of $17, operational inefficiencies of $9, inflationary cost increases of $8, higher program launch costs of $2, higher incentive compensation of $2 and higher warranty costs of $1. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $17 and material cost savings of $2. The year-over-year performance-related earnings decrease in the first nine months was driven by commodity cost increases of $55, inflationary cost increases of $20, operational inefficiencies of $12, higher program launch costs of $4, higher warranty costs of $2, higher incentive compensation of $2 and higher premium freight costs of $1. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $46 and material cost savings of $5.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(163)	$50	$(133)	$171
Equity in earnings (loss) of affiliates	(1)	5	(1)	29
Income tax expense	31	20	67	56
Earnings (loss) before income taxes	(131)	65	(65)	198
Depreciation and amortization	94	98	287	290
Restructuring charges, net	(1)	1	(1)	2
Interest expense, net	30	29	89	93
Loss on extinguishment of debt				24
Loss on investment in Hyliion		6		20
Loss on disposal group held for sale				7
Loss on de-designation of fixed-to-fixed cross currency swaps				9
Impairment of goodwill	191		191
Other*	9	11	23	34
Adjusted EBITDA	$192	$210	$524	$677
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

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$171	$(75)	$307	$19
Purchases of property, plant and equipment	(94)	(95)	(300)	(228)
Free cash flow	77	(170)	7	(209)
Discretionary pension contribution	—	—	—	—
Adjusted free cash flow	$77	$(170)	$7	$(209)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at September 30, 2022:

Cash and cash equivalents	$371
Less: Deposits supporting obligations	(1)
Available cash	370
Additional cash availability from Revolving Facility	934
Marketable securities	13
Total liquidity	$1,317

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had availability of $934 at September 30, 2022 under the Revolving Facility after deducting $195 of outstanding borrowings and $21 of outstanding letters of credit.

The components of our September 30, 2022 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$297	$297
Cash and cash equivalents held as deposits		1	1
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	71	73
Consolidated cash balance	$2	$369	$371

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

At September 30, 2022, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Nine Months Ended
	September 30,
	2022	2021
Cash used for changes in working capital	$(21)	$(501)
Other cash provided by operations	328	520
Net cash provided by operating activities	307	19
Net cash used in investing activities	(297)	(260)
Net cash provided by (used in) financing activities	138	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	$148	$(312)

Operating activities — Exclusive of working capital, other cash provided by operations was $328 in 2022 and $520 in 2021. The year-over-year decrease is primarily attributable to lower operating earnings.

Working capital used cash of $21 and $501 in 2022 and 2021. Cash of $345 and $253 was used to finance receivables in 2022 and 2021, respectively. The higher level of cash used to finance receivables in 2022 is due to higher year-over-year third quarter sales driven by improved global construction/mining and agricultural markets, improved North America full-frame light-truck and commercial-vehicle demand and improved South America commercial-vehicle demand. Cash of $152 and $441 was used to fund higher inventory levels in 2022 and 2021, respectively. We are carrying higher levels of inventory to mitigate continued global-supply-chain disruptions, ensuring continuous supply for our customers. Increases in accounts payable and other net liabilities provided cash of $476 and $193 in 2022 and 2021, respectively.

Investing activities — Expenditures for property, plant and equipment were $300 and $228 during 2022 and 2021. The increase in capital spending during 2022 is in support of awarded next generation programs and new business. During 2021, we paid $17, net of cash acquired, to acquire an additional 51% interest in Pi Innovo. The acquisition of the additional ownership interest provided us with a 100% ownership interest in Pi Innovo. During 2021, we acquired a 1% ownership interest in Switch Mobility Limited for $18. During 2022, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities. During 2021, we sold all of our Hyliion shares for $29. In 2021 we de-designated the fixed-to-fixed cross currency swaps associated with our June 2026 Notes and settled certain of the fixed-to-fixed cross currency swaps resulting in a net cash outflow of $22.

Financing activities — During 2022 and 2021, we had net borrowings of $195 and $52 on our Revolving Facility. During 2021, we completed the issuance of €325 of our July 2029 Notes and $400 of our September 2030 Notes, paying financing costs of $11. Also during 2021, we redeemed all $375 of our June 2026 Notes and all $425 of our December 2024 Notes, paying redemption premiums of $21. During 2021, we paid financing costs of $2 to amend our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending its maturity to March 25, 2026. We used cash of $43 and $44 for dividend payments to common stockholders during 2022 and 2021. We used cash of $25 and $23 to repurchase common shares under our share repurchase program during 2022 and 2021. Distributions to noncontrolling interests totaled $8 and 2022 and $10 in 2021. Hydro-Québec made cash contributions to Dana TM4 of $30 in 2022 and $6 in 2021. During 2021, we sold a portion of our ownership interest in Tai Ya Investment (HK) Co., Limited (Tai Ya) to China Motor Corporation, reducing our ownership interest in Tai Ya to 50%. In conjunction with the decrease in our ownership interest, the Tai Ya shareholders agreement was amended, eliminating our controlling financial interest in Tai Ya. Upon our loss of control, we deconsolidated Tai Ya, including $6 of cash and cash equivalents.

Off-Balance Sheet Arrangements

There have been no material changes at September 30, 2022 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2021 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2021 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2021 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the nine months ended September 30, 2022. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first nine months of 2022.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors disclosed in Item 1A of our 2021 Form 10-K have been updated to remove the following risk factor:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $102 remained available under the program for future share repurchases as of September 30, 2022. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the third quarter of 2022.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	October 27, 2022	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer