Form 10-K
period 2022-12-31
DANA INC
filed 2023-02-21
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2022 was $2,001,518,198.

There were 143,373,278 shares of the registrant's common stock outstanding at January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on April 26, 2023 are incorporated by reference into Part III.

DANA INCORPORATED

FORM 10-K

YEAR ENDED December 31, 2022

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

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana Incorporated (Dana), with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. From axles, driveshafts, transmissions, sealing and thermal products to electrifications products including motors, inverters, controllers, e-sealing, e-thermal and digital solutions, we enable the propulsion of internal combustion engine (ICE), hybrid and electric powered vehicles by supplying nearly every major vehicle manufacturer in the world. We also serve the stationary industrial market. As of December 31, 2022 we employed approximately 41,800 people and operated in 31 countries.

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

External sales by operating segment for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022		2021		2020
	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Light Vehicle	$4,090	40.3%	$3,773	42.2%	$3,038	42.8%
Commercial Vehicle	1,979	19.5%	1,532	17.1%	1,185	16.7%
Off-Highway	2,946	29.0%	2,593	29.0%	1,966	27.6%
Power Technologies	1,141	11.2%	1,047	11.7%	917	12.9%
Total	$10,156		$8,945		$7,106

Refer to Segment Results of Operations in Item 7 and Note 20 to our consolidated financial statements in Item 8 for further financial information about our operating segments.

Our business is diversified across end-markets, products and customers. The following table summarizes the markets, products and largest customers of each of our operating segments as of December 31, 2022:

Segment	Markets	Products	Largest Customers

Light Vehicle	Light vehicle market:	Axles	Ford Motor Company
	Light trucks (full frame)	Driveshafts	Stellantis N.V.*
	Sport utility vehicles	ICE, hybrid and e-transmissions	Toyota Motor Corporation
	Crossover utility vehicles	e-Axle systems	Renault-Nissan-Mitsubishi
	Utility vans	e-Transmission systems	Alliance
	Sports cars	Inverters	Tata Motors Ltd (including
	Super sports cars	Motors	Jaguar Land Rover)
		Controllers	General Motors Company

Commercial Vehicle	Commercial vehicle market:	Axles	PACCAR Inc
	Medium duty trucks	Driveshafts	Traton SE
	Heavy duty trucks	Hybrid and e-transmissions	AB Volvo
	Buses	e-Axle systems	Daimler Truck AB
	Specialty vehicles	e-Transmission systems	Ford Motor Company
		Inverters	CNH Industrial N.V.
Motors
Controllers

Off-Highway	Off-Highway market:	Axles, hub drives and driveshafts	Deere & Company
	Construction	ICE, hybrid and e-transmissions	CNH Industrial N.V.
	Agricultural	e-Axle systems	AGCO Corporation
	Mining	e-Transmission systems	Oshkosh Corporation
	Forestry	e-Hub drive systems	Manitou Group
	Material handling	Inverters	Sandvik AB
	Industrial stationary	Motors
	Lawn care and recreational	Controllers

Power Technologies	Light vehicle market	ICE sealing and thermal	Ford Motor Company
	Commercial vehicle market	e-Sealing	General Motors Company
	Off-Highway market	e-Thermal cooling systems	Stellantis N.V.
	Industrial stationary market	Battery cooling	Cummins Inc.
		Electronics cooling	Volkswagen AG
		Hydrogen fuel cell cooling	(including Traton SE)
		New power industrial cooling	Mercedes-Benz Group

* Via a directed supply relationship

Geographic Operations

We maintain administrative and operational organizations in North America, Europe, South America and Asia Pacific to support our operating segments, assist with the management of affiliate relations and facilitate financial and statutory reporting and tax compliance on a worldwide basis. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific
Canada	Belgium	Netherlands	Argentina	Australia
México	Finland	Norway	Brazil	China
United States	France	South Africa	Colombia	India
	Germany	Spain	Ecuador	Japan
	Hungary	Sweden		New Zealand
	Ireland	Switzerland		Singapore
	Italy	Turkey		South Korea
	Lithuania	United Kingdom		Thailand

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

Sales reported by our non-U.S. subsidiaries comprised $5,488, or 54%, of our 2022 consolidated sales of $10,156. A summary of sales and long-lived assets by geographic region can be found in Note 20 to our consolidated financial statements in Item 8.

Customer Dependence

We are largely dependent on light vehicle, medium- and heavy-duty vehicle and off-highway original equipment manufacturer (OEM) customers. Ford Motor Company (Ford) and Stellantis N.V. (Stellantis) were the only individual customers accounting for 10% or more of our consolidated sales in 2022. As a percentage of total sales from operations, our sales to Ford were approximately 19% in 2022, 19% in 2021 and 20% in 2020. Our sales to Stellantis (via a directed supply relationship) were approximately 11% in 2022, 12% in 2021 and 12% in 2020. Volkswagen AG (including Traton SE), Deere & Company and PACCAR, Inc were our third, fourth and fifth largest customers in 2022. Our 10 largest customers collectively accounted for approximately 57% of our sales in 2022.

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

The following table summarizes our principal competitors by operating segment as of December 31, 2022:

Segment	Principal Competitors

Light Vehicle	American Axle & Manufacturing Holdings, Inc.	Magna International Inc.
	BorgWarner Inc.	Schaeffler AG
	Hofer Powertrain GmbH	Valeo SE
	Jing-Jin Electric Technologies Co. Ltd.	ZF Friedrichshafen AG
	Linamar Corporation	Vertically integrated OEM operations

Commercial Vehicle	Allison Transmission Holdings, Inc.	Hendrickson Holdings, LLC.
	BorgWarner Inc.	Tirsan Kardan A.Ş.
	Cummins Inc.	ZF Friedrichshafen AG
	Danfoss A/S	Vertically integrated OEM operations
Eugen Klein GmbH

Off-Highway	Bonfiglioli Riduttori S.p.A.	Kessler & Co.
	Carraro S.p.A.	SEW-Eurodrive GmbH
	Comer Industries S.p.A.	Zapi S.p.A.
	Curtis Instruments	ZF Friedrichshafen AG
	Danfoss A/S	Vertically integrated OEM operations

Power Technologies	Denso Corporation	Mahle GmbH
	ElringKlinger AG	Tenneco Inc.
	Freudenberg NOK Group	Valeo SE
	Hanon Systems	YinLun Co., LTD

Intellectual Property

Our proprietary driveline and power technologies product lines have strong identities in the markets we serve. Throughout these product lines, we manufacture and sell our products under a number of patents that have been obtained over a period of years and expire at various times. We consider each of these patents to be of value and aggressively protect our rights in key markets. We are involved with many product lines and the loss or expiration of any particular patent would not materially affect our sales and profits.

We own or have licensed numerous trademarks that are registered or subject to pending applications in many jurisdictions. For example, our Spicer®, Spicer ElectrifiedTM, Victor Reinz®, Long®, GrazianoTM and Dana TM4TM® trademarks are widely recognized in their market segments. We regard our trademarks as valuable assets and strategically pursue available protection of these rights.

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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We integrate related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2022, we had seven stand-alone technical and engineering centers and eighteen additional sites at which we conduct research and development activities. Our research and development costs were $201 in 2022, $178 in 2021 and $146 in 2020. Total engineering expenses including research and development were $321 in 2022, $297 in 2021 and $246 in 2020. During 2020, we reduced our total engineering spend in response to the COVID pandemic, taking advantage of various government programs and subsidies in the countries in which we operate. We also made the strategic decision to focus our engineering spend more heavily on research and development activities, continuing to progress key electrification initiatives despite the global pandemic. Our focus on key electrification initiatives continued during 2021 and 2022.

Our research and development is targeted to create unique value for our customers. Our technologies are enabling the electrification of vehicles and accessories to improve efficiency and reduce the impact of carbon emissions. Our advanced drivelines are more efficient than ever before and include mechatronic systems to enhance performance. Our power technologies group is also developing new ways to keep batteries and power electronics at optimum temperatures to improve their efficiency and operation. Together the collaborative teamwork between our four business units enable Dana to differentiate by developing complete in-house 4-in-1 electrified propulsion systems, including motors, inverters, axles/transmissions and thermal management solutions. We have developed innovative fuel cell products to support the new-energy hydrogen vehicles and industrial stationary markets.

Human Capital

Our talented people power a customer-centric organization that is continuously improving the performance and efficiency of vehicles and machines around the globe. The following table summarizes our employees by operating segment and geographical region as of December 31, 2022:

Segment	Employees	Region	Employees
Light Vehicle	14,100	North America	15,800
Commercial Vehicle	7,800	Europe	11,300
Off-Highway	12,100	South America	4,800
Power Technologies	5,700	Asia Pacific	9,900
Technical and administrative	2,100	Total	41,800
Total	41,800

Safety – The health and safety of employees remain our highest priority and we believe our company has an essential responsibility to safeguard life, health, property, and the environment for the well-being of all involved. Through a commitment to proactive processes, we actively promote and pursue safety in all that we do. This is achieved through a consistent commitment to excellence in, health, safety, security management, and risk elimination. Dana’s health, safety and security programs ensure that all employees receive training, guidance, and assistance in safety awareness and risk prevention. An implemented, verified, audited, and communicated occupational health and safety management system reflects Dana’s internal and external commitment to all our stakeholders in identifying and reducing the health and safety risk of our employees around the world. Dana has developed robust safety systems, including detailed work instructions and processes for standard and non-standard work, as well as regular layer process audits to ensure that we carefully consider safety in each of our work functions.

COVID Response – The company’s response to the COVID pandemic has been comprehensive, swift, and decisive with an emphasis on health and safety while maintaining production for our customers. Our top priorities are to protect our employees, communities, customers, and our future. For our employees, we continue to monitor local COVID protocols throughout our global footprint to ensure their health and safety including, but not limited to: restricting access to all facilities; continued strong cleaning and disinfecting protocols; and as appropriate: use of personal protection equipment; adhering to social distancing guidelines; remote work; and restricting travel.

Diversity, Equity and Inclusion – Our vision is to maintain a diverse and inclusive, global organization that develops, fosters, and attracts great people whose perspectives are encouraged, heard, valued, and supported. We are committed to advancing and reflecting the communities we serve.  At Dana, we are proud to have an employee-centric organization that challenges the status quo by ensuring our business policies, processes and culture allow us to continuously build upon our diverse strengths to further grow a strong, inclusive work environment. Dana remains focused on cultivating an inclusive culture that embraces diversity and equity to enable Dana people to contribute to their full potential. To achieve this, our diversity, equity, and inclusion strategy is guided by five pillars: leadership commitment; diversity representation; awareness, education and development; employee and community growth; and cross-functional collaboration.

Retention and Employee Development – Dana believes the development of its people is critical to the company’s success. The company empowers individuals to lead their development by articulating their professional, personal, and career growth aspirations to their manager. Development of all Dana people is strongly encouraged and should be considered each year as a part of their goals. Fair access to development opportunities to maintain a sustainable, diverse, and high-performance pipeline of talent is supported by Dana leaders at all levels of the organization. The company also provides regular training for our associates across the globe, providing the opportunity to enhance their skills and keep pace with technological change and offers a mentorship program to help guide and coach employees to ensure the company is developing a diverse leadership talent pool. This development is supported and measured with robust performance management and development plans that encourages employees to continuously improve upon their past performance and build on critical skills the company requires to remain competitive.

Business Resource Groups – Dana has a network of Business Resource Groups (BRGs) to empower employees and enhance Dana’s ability to develop, retain, and attract top talent. These BRGs are executive leadership-supported, employee-led initiatives with the mission to inspire growth and innovation and foster diversity for all employees. BRGs provide employees opportunities for development, mentoring, networking, and utilizing their talents in ways that positively impact the business.  Our BRGs currently include:

●	Dana Women’s Network (DAWN) – The company’s DAWN group is focused on providing professional networking and career development for women at Dana. They also promote activities that engage Dana’s senior leaders to better understand how the company can support women at work.
●	African American Resource Group (AARG) – Dana’s AARG group is committed to supporting the career development of African American talent through thought-leadership workshops and community events. The group provides Dana insight to the best practices for sourcing and retaining top talent.
●	LGBTQ+A – The LGBTQ+A group focuses on maintaining an inclusive working environment that enables the company to leverage a diverse leadership pipeline. It has assisted in providing educational resources and community activities to engage the Dana team on best ways to support our LGBTQ+A colleagues.
●	Green Team – Dana’s Green Team resource group helps to advance Dana’s mission to be sustainably responsible in our business practices. The group helps to inform and drive grassroots employee initiatives on reducing our impact on the environment.
●	New to Dana (NTD) – The NTD group is open to all new Dana employees to help acclimate them to the Dana business culture and understand the company’s rich history. It provides resources, support, and professional development opportunities to new employees as they transition into their job responsibilities at Dana.
●	Dana Alumni – With more than a century of rich history, Dana leverages its vast network of Alumni, including retirees and former long-time employees to help them remain informed about the company’s latest initiatives and to gather ideas on how to best continue to engage our workforce.
●	Military and Veterans – The military and veterans group supports active-duty and veteran military personnel by understanding their unique needs and finding the best ways to support them. This group’s understanding of the needs of those who have served also allows the company to consider the best way to engage candidates and recruit them to Dana.

Recruiting – As a company, we are always collaborating with internationally recognized organizations to reach out to diverse talent and implement best practices for recruiting individuals who work within our core business functions. Dana’s talent acquisition group focuses on recruitment of talented people to the company while continuing to maintain best-in-class processes to address the unique market conditions we face across our global facilities.

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

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2022.

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

In addition, our global operations expose us to risks associated with public health crises, such as epidemics and pandemics, which could harm our business and cause our operating results to suffer. Pandemics, such as the novel coronavirus disease (COVID) pandemic, may have an adverse effect on our business, results of operations, cash flows and financial condition. Efforts to combat a pandemic can be complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. Pandemics may negatively impact the global economy, disrupted our operations as well as those of our customers, suppliers, and the global supply chains in which we participate, and create significant volatility and disruption of financial markets. The extent of the impact of a pandemic on our business and financial performance, including our ability to execute our near-term and long-term operational, strategic, and capital structure initiatives, will depend on the duration and severity of the pandemic, which are uncertain and cannot be predicted.

We may face facility closure requirements and other operational restrictions with respect to some or all of our locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. We operate as part of the complex integrated global supply chains of our largest customers. As a pandemic dissipates at varying times and rates in different regions around the world, there could be a prolonged negative impact on these global supply chains. Our ability to continue operations at specific facilities will be impacted by the interdependencies of the various participants of these global supply chains, which are largely beyond our direct control. A prolonged shut down of these global supply chains would have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 57% of our overall sales in 2022. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

We operate in 31 countries around the world and we depend on significant foreign suppliers and customers. Further, we have several growth initiatives that are targeting emerging markets like China and India. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. We operate in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At December 31, 2022, our net asset exposure related to Argentina was approximately $44, including $18 of net fixed assets.

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

Approximately 54% of our sales in 2022 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. Strengthening of the U.S. dollar against the euro and currencies of other countries in which we have operations could have an adverse effect on our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

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

Commodity, labor, transportation and energy costs have risen sharply over the past couple of years creating pressure on our profit margins. We continue to work with our customers to recover a portion of our material cost increases. While we have been successful in the past recovering a significant portion of such cost increases, there is no assurance that increases in commodity costs, which can be impacted by a variety of factors, including changes in trade laws and tariffs, will not adversely impact our profitability in the future. We may also experience labor shortages in certain geographies and increased competition for qualified candidates. These shortages could adversely affect our ability to meet customer demand and increase labor costs, which would reduce our profitability. Standard freight may increase due to shipping container and truck driver shortages and port congestion attributable to global supply chain disruptions resulting from regional and global pandemics and conflicts. We may also incur significant premium freight, resulting from frequent changes in customer order patterns. If we are unable to pass labor, transportation and energy cost increases on to our customer base or otherwise mitigate the costs, our profit margin could be adversely affected.

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

We contribute to certain multi-employer defined benefit pension plans for certain of our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2022. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 12 to our consolidated financial statements in Item 8 for additional information on multi-employer pension plans.)

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

We could be adversely impacted by increased competition in the markets we serve.

The mobility industry is beginning to shift away from petroleum fuel vehicles ("ICE" vehicles) and migrate to alternate fuel vehicles (as a group "EV-based vehicles"). As the market transitions from ICE vehicles to EV-based vehicles, the Company anticipates its content per vehicle opportunity will increase up to three-fold on a dollar basis. The Company's primary driveline content on ICE vehicles includes axles and driveshafts. As the market transitions to EV-based vehicles we anticipate losing driveshaft content but adding additional driveline content in the form of gearboxes, e-motors, e-axles, power electronics, and software controls. We anticipate a similar three-fold opportunity in thermal and sealing products, as current ICE-vehicle content is replaced with EV-based vehicle content including metallic bipolar plates, battery cold plates and power electronic cooling modules. With the increased content opportunity presented by EV-based vehicles, we are beginning to see increased competition when it comes to bidding on new customer programs. The number of competitors bidding on EV-based vehicle programs is higher than what we historically experienced on ICE vehicle programs. In addition, our OEM customers continue to assess which EV-based components they will vertically integrate and for which programs. A significant increase in competition for EV-based vehicle programs from existing and new market entrants could negatively impact our sales and profitability. A significant increase in vertical integration of EV-based vehicle components by our OEM customers could negatively impact our sales and profitability.

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

Regulatory provisions governing the financial reporting of U.S. public companies require that we maintain effective disclosure controls and internal controls over financial reporting across our operations in 31 countries. Effective internal controls are designed to provide reasonable assurance of compliance, and, as such, they can be susceptible to human error, circumvention or override, and fraud. Failure to maintain adequate, effective internal controls could result in potential financial misstatements or other forms of noncompliance that have an adverse impact on our results of operations, financial condition or organizational reputation.

Our working capital requirements may negatively affect our liquidity.

Our working capital requirements can vary significantly, depending in part on the level, variability and timing of our customers’ orders and production schedules and availability of raw materials and components from our suppliers. As production volumes increase, our working capital requirements to support the higher volumes generally increase. During 2022, residual effects of the COVID pandemic continued to negatively impact the global supply chains in which we participate, necessitating that we carry significantly higher levels of inventory to satisfy customer demand. If our working capital needs exceed our cash flows from operations, we look to our cash and cash equivalents balances and unused capacity of our Revolving Facility to satisfy those needs, as well as other potential sources of additional capital, which may not be available on satisfactory terms or in adequate amounts.

Developments in the financial markets or downgrades to Dana's credit rating could restrict our access to capital and increase financing costs.

At December 31, 2022, Dana had consolidated debt obligations of $2,430, with cash and cash equivalents of $425 and unused revolving credit capacity of $1,109. Our ability to grow the business and satisfy debt service obligations is dependent, in part, on our ability to gain access to capital at competitive costs. External factors beyond our control can adversely affect capital markets – either tightening availability of capital or increasing the cost of available capital. Failure on our part to maintain adequate financial performance and appropriate credit metrics can also affect our ability to access capital at competitive prices.

Increased scrutiny from the public, investors, and others regarding our environmental, social, and governance ("ESG") practices could impact our reputation.

We have a board committee and an executive officer position with responsibility for sustainability, additional dedicated employee resources, a cross-functional/business sustainability leadership team to further develop and implement an enterprise-wide sustainability strategy, and we have published a sustainability report. Our sustainability report includes our policies and practices on a variety of ESG matters, including the value creation opportunities provided by our products; diversity, equity, and inclusion; employee health and safety; community giving; and human capital management. These efforts may result in increased investor, media, employee, and other stakeholder attention to such initiatives, and such stakeholders may not be satisfied with our ESG practices or initiatives. Additionally, organizations that inform investors on ESG matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could negatively impact our stock price and our ability to access capital at competitive prices. Any failure, or perceived failure, to respond to ESG concerns could harm our business and reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Manufacturing and assembly plants	32	16	21	19	88

As of December 31, 2022, we had eighty-eight major manufacturing and assembly plants. In addition, we had seven aftermarket sales and services facilities supporting our mobility customers and twenty-three service and assembly facilities supporting our stationary equipment customers. We maintain seven stand-alone technical and engineering centers in addition to eighteen technical and engineering centers housed within our manufacturing and assembly plants.

Our world headquarters is located in Maumee, Ohio. This facility and other facilities in the greater Detroit, Michigan and Maumee, Ohio areas house functions that have global or North American regional responsibility for finance and accounting, tax, treasury, risk management, legal, human resources, procurement and supply chain management, communications and information technology. We operate numerous other management, marketing and administrative facilities globally.

Item 3. Legal Proceedings

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Note 15 to our consolidated financial statements in Item 8.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information — Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "DAN."

Holders of common stock — Based on reports by our transfer agent, there were approximately 2,444 registered holders of our common stock on January 31, 2023.

Reference is made to the Equity Compensation Plan Information section of Item 12 for certain information regarding our equity compensation plans.

Stockholder return — The following graph shows the cumulative total shareholder return for our common stock since December 31, 2017. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on December 31, 2017. Each of the returns shown assumes that all dividends paid were reinvested.

Performance chart

Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Dana Incorporated	$100.00	$43.46	$59.50	$64.44	$76.27	$51.18
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Dow Jones US Auto Parts Index	100.00	69.37	88.40	103.88	125.69	92.46

Issuer's purchases of equity securities — On February 16, 2021, our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $102 remained available under the program for future share repurchases as of December 31, 2022. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the fourth quarter of 2022.

Annual meeting — We will hold an annual meeting of shareholders on April 26, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Discussion and analysis of our results of operations pertaining to 2021 compared to 2020 not included in this Form 10-K can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2022, 48% of our sales came from North American operations and 52% from operations throughout the rest of the world. Our sales by operating segment were Light Vehicle – 40%, Commercial Vehicle – 20%, Off-Highway – 29% and Power Technologies – 11%.

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the COVID pandemic, we temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our $200 common stock share repurchase program. With the impacts of the COVID pandemic largely behind us we resumed the declaration and payment of quarterly common stock dividends during the first quarter of 2021. In addition, we resumed the repurchase of common shares using $25 and $23 of cash to repurchase common shares under the program in 2022 and 2021, respectively. The share repurchase program expires on December 31, 2023, and $102 remains available for future share repurchases as of December 31, 2022.

Financing actions — We have taken advantage of competitive debt markets, eliminating our secured debt and extending and restructuring our senior note maturity schedule. Our current portfolio of unsecured senior notes is structured such that no more than $400 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. In addition, during 2021 we increased our revolving credit facility to $1,150 and extended its maturity to March 25, 2026. See Note 13 to our consolidated financial statements in Item 8 for additional information.

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

Selective acquisitions — Although transformational opportunities will be considered when strategically and economically attractive, our acquisition focus is principally directed at “bolt-on” or adjacent acquisition opportunities that have a strategic fit with our existing core businesses, particularly opportunities that support our enterprise strategy and enhance the value proposition of our product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities and other uses of capital – with a disciplined financial approach designed to ensure profitable growth and increased shareholder value.

Acquisitions

Over the past several years we have actively grown our electric vehicle capabilities through multiple acquisitions, positioning us to deliver complete e-Propulsion systems with in-house electrodynamics. Our acquisitions of TM4 Inc. (TM4), S.M.E. S.p.A. (SME), Prestolite E-Propulsion Systems (Beijing) Limited (PEPS), Ashwoods Innovations Limited (Ashwoods), Oerlikon Drive Systems, Nordresa Motors, Inc., Rational Motion GmbH and Pi Innovo Holding Limited have enhanced our portfolio of core technologies including e-motors, power inverters, software and controls, and advance mechatronics. Our strategic partner, Hydro-Québec, owns 45% redeemable noncontrolling interests in the Dana TM4 joint venture entities. See Note 9 to our consolidated financial statements in Item 8 for additional information.

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

Each of our end-markets has unique cyclical dynamics and market drivers. These cycles are impacted by periods of investment where end-user vehicle fleets are refreshed or expanded in reaction to demand usage patterns, regulatory changes, or when the age of vehicles in service reach their useful life. Key market drivers include regional economic growth rates; cost and availability of end customer financing; industrial output; commodity production and pricing; and residential and nonresidential construction rates. Our multi-market coverage and broad customer base help provide stability across the cycles while mitigating secular variability. In 2020, all of our end-markets were impacted to varying degrees by the COVID pandemic, which initially resulted in lower demand driven by production shutdowns related to virus mitigation efforts in the regions we serve. During 2021, we generally saw improvement across all of our end markets despite production levels being muted by continued global supply chain disruptions driven in part by transportation inefficiencies and labor, commodity and semiconductor chip shortages. During 2022, we continued to see incremental improvements across our end markets despite continuing, but lessening, global supply chain disruptions.

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. During 2022, light-truck markets improved across all regions and were up 6% on a global basis compared to 2021. The outlook for the full year of 2023 reflects global light-truck production being relatively stable across all regions, as production constraints continue to ease, vehicle inventories return to more normal levels, and constrained customer demand is fulfilled.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2022, production of Class-8 trucks in North America increased 24% over 2021 reflecting increased demand driven by strong transport and construction activity resulting from higher freight volumes and rates and increased fleet utilization levels. The strong demand was muted by continued global supply chain disruptions. The outlook for 2023 is for continued strong demand with production slightly above 2022 levels driven by solid order backlogs. Medium-duty truck production in North America experienced a modest 3% year-over-year increase from 2021 to 2022. The outlook for 2023 is for a slight increase in production over the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America declined 3% in 2022 as demand moderated following a significant ramp up in production in 2021 with the dissipation of the COVID pandemic in the region. The 2023 outlook for South America is for a modest 1% increase in production from 2022 as local economic conditions remain relatively stable. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, decreased 27% in 2022 compared to 2021 due to China experiencing COVID outbreaks in certain regions and India’s continued struggles to recover from the pandemic. The 2023 outlook for Asia Pacific is for a modest increase in production from the prior year driven by the market recovery in India gaining traction.

Off-highway markets — Our off-highway business has a large presence outside of North America, with 66% of its 2022 sales coming from products manufactured in Europe; however, a large portion of these products are utilized in vehicle production outside the region. The construction equipment segment of the off-highway market is closely related to global economic growth and infrastructure investment. The global construction equipment market continued to rebound in 2022 with production up 10% over the prior year. The outlook for 2023 is for continued modest growth. End-user investment in the mining equipment segment is driven by prices for commodity products produced by underground mining. The global mining equipment market has been mostly stable over the past several years as industry participants have maintained vehicle inventory levels to match commodity output, and this trend is expected to continue in 2023. The agriculture equipment market is the third of our key off-highway segments. Like the underground mining segment, investment in agriculture equipment is primarily driven by prices for farm commodities. Farm commodity price increases in 2022 spurred a 6% increase in agriculture equipment production. The outlook for 2023 is for global end-market demand to remain relatively flat with the prior year.

Foreign currency — With 54% of our 2022 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and Brazil accounted for 49% and 11% of our 2022 non-U.S. sales, respectively, while India and China accounted for 10% and 9%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies weakened against the U.S. dollar in 2022, decreasing 2022 sales by $420. A weaker euro, Indian rupee, Thai baht, Chinese renminbi and South African rand were partially offset by a stronger Brazilian real.

Argentina has experienced significant inflationary pressures the past several years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for 2022 of approximately $151 are 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $44, including $18 of net fixed assets, at December 31, 2022. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates. Reference is made to Note 1 of our consolidated financial statements in Item 8 for additional information.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Higher commodity prices decreased year-over-year earnings by $447 in 2022. Material recovery pricing actions increased year-over-year earnings by $446 in 2022.

Sales, Earnings and Cash Flow Outlook

	2023
	Outlook	2022	2021	2020
Sales	$10,350 - $10,850	$10,156	$8,945	$7,106
Adjusted EBITDA	$750 - $850	$700	$795	$593
Net cash provided by operating activities	$510 - $560	$649	$158	$386
Purchases of property, plant and equipment	~5% of sales	$440	$369	$326
Free Cash Flow	$0 - $50	$209	$(211)	$60

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

Our 2023 sales outlook is $10,350 to $10,850, reflecting a modest improvement in global market demand, continued material and inflationary cost recoveries and $300 of net new business backlog. Based on our current sales and exchange rate outlook for 2023, we expect overall stability in international currencies with a modest headwind to sales. At sales levels in our current outlook for 2023, a 5% movement on the euro would impact our annual sales by approximately $140. A 5% change on the Chinese renminbi, Indian rupee or Brazilian real rates would impact our annual sales in each of those countries by approximately $30. At our current sales outlook for 2023, we expect full year 2023 adjusted EBITDA to approximate $750 to $850. Adjusted EBITDA Margin is expected to be 7.5% at the midpoint of our guidance range, a 60 basis-point improvement over 2022, reflecting higher margin net new business and the benefit of material cost recoveries as commodity costs begin to abate being partially offset by continued operational inefficiencies, driven by continuing global supply chain disruptions and customer order volatility, and increased investment to support our electrification strategy. We expect to generate free cash flow of approximately $25 at the midpoint of our guidance range reflecting the benefit of higher year-over-year adjusted EBITDA being largely offset by higher capital spending to support new business and our continued investment in our electrification strategy.

Among our operational and strategic initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business awarded that will be launching over the next three years, adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At December 31, 2023, our sales backlog of net new business for the 2023 through 2025 period was $900. We expect to realize $300 of our sales backlog in 2023, with incremental sales backlog of $350 and $250 being realized in 2024 and 2025, respectively. Our sales backlog is approximately 65% attributable to electric-vehicle content with the balance attributable to traditional ICE-vehicle content. Our sales backlog is balanced across all of our end markets.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2022 versus 2021)

	2022		2021
		% of		% of	Increase/
	Dollars	Net Sales	Dollars	Net Sales	(Decrease)
Net sales	$10,156		$8,945		$1,211
Cost of sales	9,393	92.5%	8,108	90.6%	1,285
Gross margin	763	7.5%	837	9.4%	(74)
Selling, general and administrative expenses	495	4.9%	460	5.1%	35
Amortization of intangibles	14		14		—
Restructuring charges, net	(1)				(1)
Impairment of goodwill	(191)				(191)
Other income (expense), net	22		32		(10)
Earnings before interest and income taxes	86		395		(309)
Loss on extinguishment of debt			(29)		29
Interest income	11		9		2
Interest expense	128		131		(3)
Earnings (loss) before income taxes	(31)		244		(275)
Income tax expense	284		72		212
Equity in earnings of affiliates	4		28		(24)
Net income (loss)	(311)		200		(511)
Less: Noncontrolling interests net income	15		14		1
Less: Redeemable noncontrolling interests net loss	(84)		(11)		(73)
Net income (loss) attributable to the parent company	$(242)		$197		$(439)

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency	Acquisitions	Organic
	2022	2021	(Decrease)	Effects	(Divestitures)	Change
North America	$4,923	$4,230	$693	$(4)	$1	$696
Europe	3,059	2,836	223	(347)		570
South America	788	590	198	16		182
Asia Pacific	1,386	1,289	97	(85)	(9)	191
Total	$10,156	$8,945	$1,211	$(420)	$(8)	$1,639

Sales in 2022 were $1,211 higher than in 2021. Weaker international currencies reduced sales by $420, principally due to a weaker euro, Indian rupee, Thai baht and Chinese renminbi, partially offset by a stronger Brazilian real. The organic sales increase of $1,639, or 18%, resulted from improved overall market demand and the conversion of sales backlog. Pricing actions, including material commodity price and inflationary cost adjustments, increased sales by $772.

The North America organic sales increase of 16% was driven principally by stronger light-, medium- and heavy-duty truck production volumes, higher light-vehicle engine production levels and the conversion of sales backlog. Full-frame light-truck production was up 7% while light-vehicle engine production was up 13% compared with 2021. Year-over-year Class 8 truck production was up 24% while Classes 5-7 truck production was up 3%. Excluding currency effects, sales in Europe were up 20% compared with 2021. With our significant Off-Highway presence in the region, stronger construction/mining and agricultural markets were a major factor. Organic sales in this operating segment were up 23% compared to 2021. Excluding currency effects, sales in South America increased 31% compared to 2021 due primarily to improved light-duty truck production and continued strengthening of medium/heavy-duty truck related sales despite overall medium/heavy-duty truck production volumes moderating. Light-duty truck production was up 13% while medium/heavy-duty truck production was down 3% compared to 2021. Excluding currency effects and the impact of divestitures, sales in Asia Pacific increased 15% compared to 2021 due to stronger construction/mining and agricultural equipment markets and higher medium/heavy-duty truck related sales despite overall medium/heavy-duty truck production volumes declining 27% compared to 2021.

Cost of sales and gross margin — Cost of sales for 2022 increased $1,285, or 16%, when compared to 2021. Cost of sales as a percent of sales was 190 basis points higher than in the previous year. Incremental margins provided by increased sales volumes were more than offset by higher year-over-year commodity costs of $447, non-material inflationary cost impacts of $357, higher spending on electrification initiatives of $50 and operational inefficiencies primarily attributable to continued global supply chain disruptions and frequent customer order changes made with little to no advance notification. Commodity cost increases are being driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates. Continued material cost savings and supplier recoveries provided a partial offset, reducing cost of sales by approximately $66.

Gross margin of $763 for 2022 decreased $74 from 2021. Gross margin as a percent of sales was 7.5% in 2022, 190 basis points lower than in 2021. The degradation in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above along with recovery of non-material inflation typically not being specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries. In addition, gross margin during 2022 was negatively impacted by material cost recovery mechanisms with our customers lagging material cost increases charged by our suppliers by approximately 90 days.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2022 were $495 (4.9% of sales) as compared to $460 (5.1% of sales) in 2021. SG&A expenses were $35 higher in 2022 primarily due to higher salaried employee wages and incentive compensation, increased software technology investments, travel expenses and professional fees.

Amortization of intangibles — Amortization expense was $14 in both 2021 and 2021.

Restructuring charges, net — Net restructuring charges were ($1) in 2022. See Note 4 of our consolidated financial statements in Item 8 for additional information.

Impairment of goodwill — During the third quarter of 2022, we recorded a $191 goodwill impairment charge. See Note 3 of our consolidated financial statements in Item 8 for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	2022	2021
Non-service cost components of pension and OPEB costs	$(7)	$(10)
Government assistance	8
Foreign exchange gain	4	2
Strategic transaction expenses	(8)	(13)
Loss on investment in Hyliion		(20)
Loss on disposal group held for sale		(7)
Loss on de-designation of fixed-to-fixed cross currency swaps		(9)
Gain on sale leaseback		66
Other, net	25	23
Other income (expense), net	$22	$32

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

Loss on extinguishment of debt — During May 2021, we redeemed our December 2024 Notes. We incurred redemption premiums of $8 in connection with these repayments and wrote off $3 of previously deferred financing costs associated with the December 2024 Notes. These charges were partially offset by the recognition of $3 related to an unamortized fair value adjustment associated with a fixed-to-floating interest rate swap that was terminated in 2015. On June 10, 2021, in connection with the issuance of our July 2029 Notes, we redeemed all of our June 2026 Notes. We incurred redemption premiums of $12 in connection with these repayments and wrote off $4 of previously deferred financing costs associated with the June 2026 Notes. On November 30, 2021, in connection with the issuance of our February 2032 Notes, we fully paid down our Term B Facility. We wrote off $5 of previously deferred financing costs associated with the Term B Facility. See Note 13 of our consolidated financial statements in Item 8 for additional information.

Interest income and interest expense — Interest income was $11 in 2022 and $9 in 2021. Interest expense decreased from $131 in 2021 to $128 in 2022, with higher average debt levels being more than offset by lower interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 4.7% in 2022 and 5.1% in 2021.

Income tax expense — Income tax expense was $284 in 2022 and $72 in 2021. During 2022, we recognized tax expense of $240 to record valuation allowance in the U.S., which includes $189 on U.S. federal credits and attributes and $51 related to U.S. state attributes. In addition, we recorded a tax benefit of $32 for U.S. tax credits generated. During 2022, we recorded a pre-tax goodwill impairment charge of $191 with an associated income tax benefit of $2. During 2021, we recognized tax expense of $46 to record valuation allowance in the U.S. due to reduced income projections. We also recognized tax benefit of $46 for the release of valuation allowances in several foreign jurisdictions based on recent history of profitability and increased income projections. The contrast of these two positions is representative of the jurisdictional mix of results and relative attributes. We also recognized tax expense of $18 related to the expiration of federal tax credits. See Note 17 to our consolidated financial statements in Item 8 for additional information.

Equity in earnings of affiliates — Net earnings from equity investments was $4 in 2022 and $28 in 2021. Equity in earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) was a loss of $1 in 2022 and earnings of $22 in 2021. The decrease in DDAC's earnings is due to lower year-over-year sales driven by significant 2021 medium- and heavy-duty vehicle pre-buy activity in advance of new emission standards going into effect in China and Chinese government incentives driving new constructions and infrastructure projects in 2021, increasing demand for medium- and heavy-duty vehicles.

Segment Results of Operations (2022 versus 2021)

Light Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2021	$3,773	$274	7.3%
Volume and mix	250	37
Divestitures	(8)
Product line transfer	(80)	(10)
Performance	238	(137)
Currency effects	(83)	(6)
2022	$4,090	$158	3.9%

Light Vehicle sales in 2022, exclusive of currency effects, the impact of divestitures and the product line transfer to Commercial Vehicle, were 13% higher than 2021 reflecting stronger markets in all regions, cost recovery actions and the conversion of sales backlog. Year-over-year North America full-frame light-truck production increased 7% while light-truck production in Europe, South America and Asia Pacific increased 5%, 13% and 6%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $238.

Light Vehicle segment EBITDA decreased by $116 in 2022. Higher sales volumes provided a year-over-year benefit of $37 (14.8% incremental margin). The year-over-year performance-related earnings decrease was driven by inflationary cost increases of $134, commodity cost increases of $130, operational inefficiencies of $93, higher program launch costs of $18, higher spending on electrification initiatives of $8, higher incentive compensation of $5 and higher warranty costs of $1. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $238, higher material cost savings and supplier recoveries of $10 and lower premium freight costs of $4.

Commercial Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2021	$1,532	$48	3.1%
Volume and mix	215	34
Product line transfer	80	10
Performance	178	(48)
Currency effects	(26)	(1)
2022	$1,979	$43	2.2%

Commercial Vehicles sales in 2022, exclusive of currency effects and the product line transfer from Light Vehicle, were 26% higher than 2021 reflecting continued strengthening of medium/heavy-duty truck production volumes in North America and Europe and cost recovery actions. Year-over-year North America Class 8 production was up 24% and Classes 5-7 production was up 3%. Year-over-year medium/heavy-truck production in Europe was up 14% while medium/heavy-truck production in South America and Asia Pacific were down 3% and 27%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $178.

Commercial Vehicle segment EBITDA decreased by $5 in 2022. Higher sales volumes provided a year-over-year benefit of $34 (15.8% incremental margin). The year-over-year performance-related decrease was driven by commodity cost increases of $114, inflationary cost increases of $66, operational inefficiencies of $52, higher spending on electrification initiatives of $16, higher incentive compensation of $4 and higher program launch costs of $3. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $178, higher material cost savings of $23, lower warranty costs of $4 and lower premium freight costs of $2.

Off-Highway

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2021	$2,593	$353	13.6%
Volume and mix	326	76
Performance	277	9
Currency effects	(250)	(34)
2022	$2,946	$404	13.7%

Off-Highway sales in 2022, exclusive of currency effects, were 23% higher than 2021 reflecting improved global markets, cost recovery actions and the conversion of sales backlog. Year-over-year global construction/mining and agricultural equipment markets reflected marked improvement with global production increasing 10% and 6%, respectively, over 2021. Net customer pricing and cost recovery actions increased year-over-year sales by $277.

Off-Highway segment EBITDA increased by $51 in 2022. Higher sales volumes provided a year-over-year benefit of $76 (23.3% incremental margin). The year-over-year performance-related earnings increase was driven by net customer pricing and cost recovery actions of $277 and higher material cost savings of $26. Partially offsetting these performance-related increases were commodity cost increases of $134, inflationary cost increases of $130, operational inefficiencies of $11, higher spending on electrification initiatives of $9, higher incentive compensation of $4, higher premium freight costs of $4 and higher warranty costs of $2.

Power Technologies

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2021	$1,047	$123	11.7%
Volume and mix	76	13
Performance	79	(37)
Currency effects	(61)	(5)
2022	$1,141	$94	8.2%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in 2022, exclusive of currency effects, were $155 higher than in 2022 reflecting improved global markets, cost recovery actions and conversion of sales backlog. Year-over-year light-vehicle engine production in North America, South America and Asia Pacific increased 13%, 13% and 6%, respectively, while year-over-year light-vehicle engine production in Europe decreased 1%. Net customer pricing and cost recovery actions increased year-over-year sales by $79.

Power Technologies segment EBITDA decreased by $29 in 2022. Higher sales volumes provided a year-over-year benefit of $13 (17.1% incremental margin). The year-over-year performance-related earnings decrease was driven by commodity cost increases of $69, inflationary cost increases of $27, operational inefficiencies of $11, higher program launch costs of $6, higher spending on electrification initiatives of $4, higher incentive compensation of $3 and higher warranty costs of $3. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $79 and higher material cost savings of $7.

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as net income (loss) before interest, income taxes, depreciation, amortization, equity grant expense, restructuring expense, non-service cost components of pension and other postretirement benefits (OPEB) costs and other adjustments not related to our core operations (gain/loss on debt extinguishment, pension settlements, divestitures, impairment, etc.). Adjusted EBITDA is a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. We use adjusted EBITDA in assessing the effectiveness of our business strategies, evaluating and pricing potential acquisitions and as a factor in making incentive compensation decisions. In addition to its use by management, we also believe adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate financial performance of our company relative to other Tier 1 automotive suppliers. Adjusted EBITDA should not be considered a substitute for earnings before income taxes, net income (loss) or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of net income (loss) to adjusted EBITDA.

	2022	2021
Net income (loss)	$(311)	$200
Equity in earnings of affiliates	4	28
Income tax expense (benefit)	284	72
Earnings (loss) before income taxes	(31)	244
Depreciation and amortization	388	389
Restructuring charges, net	(1)
Interest expense, net	117	122
Loss on extinguishment of debt		29
(Gain) loss on investment in Hyliion		20
Loss on disposal group held for sale		7
Loss on de-designation of fixed-to-fixed cross currency swaps		9
Gain on sale leaseback		(66)
Impairment of goodwill	191
Other*	36	41
Adjusted EBITDA	$700	$795

*

Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses and other items. See Note 20 of our consolidated financial statements in Item 8 for additional details.

Free Cash Flow

We have defined free cash flow as cash provided by operating activities less purchases of property, plant and equipment. We believe free cash flow is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is not intended to represent nor be an alternative to the measure of net cash provided by operating activities reported in accordance with GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net cash flows provided by operating activities to free cash flow.

	2022	2021
Net cash provided by operating activities	$649	$158
Purchases of property, plant and equipment	(440)	(369)
Free cash flow	$209	$(211)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at December 31, 2022:

Cash and cash equivalents	$425
Less: Deposits supporting obligations	(1)
Available cash	424
Additional cash availability from Revolving Facility	1,109
Total liquidity	$1,533

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. We had availability of $1,109 at December 31, 2022 under our Revolving Facility after deducting $25 of outstanding borrowings and $16 of outstanding letters of credit.

The components of our December 31, 2022 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$322	$322
Cash and cash equivalents held as deposits		1	1
Cash and cash equivalents held at less than wholly-owned subsidiaries	6	96	102
Consolidated cash balance	$6	$419	$425

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

At December 31, 2022, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

	2022	2021
Cash provided by (used for) changes in working capital	$199	$(455)
Other cash provided by operations	450	613
Net cash provided by operating activities	649	158
Net cash used in investing activities	(426)	(293)
Net cash used in financing activities	(42)	(127)
Net increase (decrease) in cash, cash equivalents and restricted cash	$181	$(262)

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $450 in 2022 and $613 in 2021. The year-over-year decrease is primarily attributable to lower operating earnings and higher cash paid for income taxes.

Working capital provided cash of $199 in 2022 and used cash of $455 in 2021. Cash of $81 and $189 was used to finance receivables in 2022 and 2021, respectively. The lower level of cash used to finance receivables in 2022 is being driven by shorter customer payment terms having been negotiated with certain customers. Cash of $99 and $471 was used to fund higher inventory levels during 2022 and 2021, respectively. While we continue to carry higher levels of inventory to mitigate on-going global-supply-chain disruptions, ensuring continuous supply for our customers, we have actively managed down our inventory days on hand during 2022. Increases in accounts payable and other net liabilities provided cash of $379 and $205 in 2022 and 2021, respectively.

Investing activities — Expenditures for property plant and equipment were $440 and $369 in 2022 and 2021. The increase in capital spend during 2022 is in support of awarded next generation programs and new business. During December 2021, we completed a sale-leaseback transaction on three of our U.S. manufacturing facilities receiving proceeds of $77 from the sale of the properties. During 2021, we paid $17, net of cash acquired, to acquire an additional 51% interest in Pi Innovo. The acquisition of the additional ownership interest provided us with a 100% ownership interest in Pi Innovo. During 2021, we acquired a 1% ownership interest in Switch Mobility Limited for $18. During 2020, we sold our 20% ownership interest in Bendix Spicer Foundation Brake, LLC (BSFB) for $50, consisting of $21 in cash, a note receivable of $25 and deferred proceeds of $4. During 2021, we received $29 in settlement of the note receivable and deferred proceeds from the BSFB transaction. During 2022, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities. During 2021, we sold all of our Hyliion shares for $29. During 2021, we dedesignated the fixed-to-fixed cross currency swaps associated with our June 2026 Notes and settled certain of the fixed-to-fixed cross currency swaps resulting in a net cash outflow of $22.

Financing activities — During 2022, we had net borrowings of $25 on our Revolving Facility. During 2021, we completed the issuance of €325 of our July 2029 Notes, $400 of our September 2030 Notes and $350 of our February 2032 Notes, paying financing costs of $16. Also during 2021, we redeemed all $375 of our June 2026 Notes and all $425 of our December 2024 Notes, paying redemption premiums of $21. During 2021, we fully paid down our Term B Facility, making principal payments of $349. During 2021, we paid financing costs of $2 to amend our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending its maturity to March 25, 2026. We used $58 for dividend payments to common stockholders during both 2022 and 2021. We used cash of $25 and $23 to repurchase common shares under our share repurchase program during 2022 and 2021. Distributions to noncontrolling interests totaled $9 and $15 in 2022 and 2021. Hydro-Québec made cash contribution to Dana TM4 of $51 in 2022 and $14 in 2021. During 2021, we sold a portion of our ownership interest in Tai Ya Investment (HK) Co., Limited (Tai Ya) to China Motor Corporation, reducing our ownership interest in Tai Ya to 50%. In conjunction with the decrease in our ownership interest, the Tai Ya shareholders agreement was amended, eliminating our controlling financial interest in Tai Ya. Upon our loss of control, we deconsolidated Tai Ya, including $6 of cash and cash equivalents.

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

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2022.

		Payments Due by Period
Contractual Cash Obligations	Total	2023	2024 - 2025	2026 - 2027	After 2027
Long-term debt(1)	$2,326		$427	$400	$1,499
Interest payments(2)	657	110	212	177	158
Operating leases(3)	453	54	98	79	222
Financing leases(4)	71	9	15	12	35
Unconditional purchase obligations(5)	446	313	66	28	39
Pension contribution(6)	16	16
Retiree health care benefits(7)	38	4	8	8	18
Uncertain income tax positions(8)	—
Total contractual cash obligations	$4,007	$506	$826	$704	$1,971

______________________________________________________

Notes:

(1)	Principal payments on long-term debt.
(2)	Interest payments are based on long-term debt in place at December 31, 2022 and the interest rates applicable to such obligations.
(3)	Operating lease obligations, including interest, related to real estate, manufacturing and material handling equipment, vehicles and other assets.
(4)	Finance lease obligations, including interest, related to real estate and manufacturing and material handling equipment.
(5)	Unconditional purchase obligations are comprised of commitments for the procurement of fixed assets, the purchase of raw materials and the fulfillment of other contractual obligations.
(6)

This amount represents estimated 2023 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2023 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(7)

This amount represents estimated payments under our retiree health care programs. Obligations under the retiree health care programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made in the future consider recent payment trends and certain of our actuarial assumptions.

(8)

We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2022 of $102. See Note 17 of our consolidated financial statements in Item 8 for additional discussion.

At December 31, 2022, we maintained cash balances of $1 on deposit with financial institutions primarily to support property insurance policy deductibles, certain employee retirement obligations and specific government approved environmental remediation efforts.

Contingencies

For a summary of litigation and other contingencies, see Note 15 of our consolidated financial statements in Item 8. Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued that may result from these contingencies will have a material adverse effect on our liquidity, financial condition or results of operations.

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

In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. We are regularly under audit by the various applicable tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provisions include amounts sufficient to pay assessments, if any, upon final determination by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. See additional discussion of our deferred tax assets and liabilities in Note 17 of our consolidated financial statements in Item 8.

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

U.S. retirement plans — Our U.S. defined benefit pension plans comprise 65% of our consolidated defined benefit pension obligations at December 31, 2022. These plans are frozen and no service-related costs are being incurred. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets.

Rising discount rates decrease the present value of future pension obligations – a 25 basis point increase in the discount rate would decrease our U.S. pension liability by about $11. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of a 6.0% expected return in 2023 is appropriate for our U.S. pension plans. See Note 12 to our consolidated financial statements in Item 8 for information about the investing and allocation objectives related to our U.S. pension plan assets.

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

At December 31, 2022, we have $141 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Based on the current funded status of our U.S. plans, we do not expect to make any contributions during 2023.

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

Investments in affiliates — We had aggregate investments in affiliates of $138 at December 31, 2022 and $174 at December 31, 2021. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. Fair value is generally determined using the discounted cash flows (an income approach) or guideline public company (a market approach) methods.

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

Changes in the fair value of derivative instruments not treated as cash flow hedges are recognized in earnings in the period in which those changes occur. Changes in the fair value of derivative instruments associated with product-related transactions are recorded in cost of sales, while those associated with non-product transactions are recorded in other income (expense), net. See Note 14 of our consolidated financial statements in Item 8.

The following table summarizes the sensitivity of the fair value of our derivative instruments, including forward contracts and currency swaps, at December 31, 2022 to a 10% change in foreign exchange rates.

	10% Increase	10% Decrease
	in Rates	in Rates
	Gain (Loss)	Gain (Loss)
Foreign currency rate sensitivity:
Currency swaps	$(63)	$63
Forward contracts	$(39)	$46

At December 31, 2022, of the $1,575 total notional amount of foreign currency derivatives, approximately 61% represents the aggregate of fixed-to-fixed cross-currency interest rate swaps while the remaining 39% primarily represents forward contracts associated with our forecasted foreign currency-denominated sales and purchase transactions.

To manage our global liquidity objectives, we periodically execute intercompany loans, some of which are foreign currency-denominated. With respect to such intercompany loans, the total notional amount outstanding at December 31, 2022 is approximately $846. Depending on the specific objective of each intercompany loan arrangement, certain intercompany loans may be hedged while others remain unhedged for strategic reasons. The decision to hedge the loan, to designate the loan itself as a hedge or not to hedge the loan is dependent on management's underlying strategy. Of the approximately $846 of foreign currency-denominated intercompany loans outstanding at December 31, 2022, $298, or 35%, has been hedged by one of our fixed-to-fixed cross-currency swaps whereby we have protected the income statement from exchange rate risk. Of the remaining 65% of such outstanding intercompany loans, $68 million has been hedged by foreign currency forwards and the remaining balances have not been hedged.

To align our cash requirements with availability by currency, we also periodically issue external debt that is denominated in a currency other than the functional currency of the issuing entity. As of December 31, 2022, we had $400 of external U.S. dollar debt, issued by a euro-functional entity, $300 of which has been hedged by our fixed-to-fixed cross-currency interest rate swaps. Such swaps are treated as cash flow hedges whereby the changes in fair value are recorded in OCI to the extent the hedges remain effective. The remaining $100 has been economically hedged by an offsetting intercompany loan.

At December 31, 2021, the total notional amount of our currency derivative portfolio was $1,545 and included fixed-to-fixed cross-currency interest rate swaps associated with $588 of external debt. The remaining $957 represents currency swaps and forward contracts associated with certain foreign currency-denominated intercompany loans and forecasted sales and purchase transactions.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Dana Incorporated and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2022 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim Goodwill Impairment Assessment – Commercial Vehicle Reporting Unit

As described in Notes 1 and 3 to the consolidated financial statements, goodwill impairment testing is performed at the reporting unit level, which is the operating segment in the case of both Off-Highway and Commercial Vehicle goodwill. The Company’s consolidated goodwill balance was $259 million as of December 31, 2022. During the third quarter of 2022, management concluded a triggering event had occurred and performed interim goodwill impairment analyses for the Commercial Vehicle and Off-Highway reporting units. Based on the results of management’s interim impairment analyses, management concluded that the carrying value exceeded fair value of the Commercial Vehicle reporting unit and the Company recorded a goodwill impairment charge of $191 million, representing a full impairment of goodwill assigned to the Commercial Vehicle reporting unit. Management estimates the fair value of the reporting units using a model that incorporates various valuation methodologies, including discounted cash flow projections and multiples of current earnings. In determining fair value using discounted cash flow projections, management makes significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected segment EBITDA, discount rates, and terminal growth rates.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Commercial Vehicle reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Commercial Vehicle reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected segment EBITDA and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Commercial Vehicle reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Commercial Vehicle reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected segment EBITDA and the discount rate. Evaluating management’s significant assumption related to projected segment EBITDA involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Commercial Vehicle reporting unit; (ii) the consistency with external market and industry data; and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 21, 2023

We have served as the Company’s auditor since 1916.

Dana Incorporated

Consolidated Statement of Operations

(In millions, except per share amounts)

	2022	2021	2020
Net sales	$10,156	$8,945	$7,106
Costs and expenses
Cost of sales	9,393	8,108	6,485
Selling, general and administrative expenses	495	460	421
Amortization of intangibles	14	14	13
Restructuring charges, net	(1)		34
Impairment of goodwill	(191)		(51)
Other income (expense), net	22	32	22
Earnings before interest and income taxes	86	395	124
Loss on extinguishment of debt		(29)	(8)
Interest income	11	9	9
Interest expense	128	131	138
Earnings (loss) before income taxes	(31)	244	(13)
Income tax expense	284	72	58
Equity in earnings of affiliates	4	28	20
Net income (loss)	(311)	200	(51)
Less: Noncontrolling interests net income	15	14	10
Less: Redeemable noncontrolling interests net loss	(84)	(11)	(30)
Net income (loss) attributable to the parent company	$(242)	$197	$(31)

Net income (loss) per share available to common stockholders
Basic	$(1.69)	$1.36	$(0.21)
Diluted	$(1.69)	$1.35	$(0.21)

Weighted-average common shares outstanding
Basic	143.6	144.8	144.5
Diluted	143.6	146.2	144.5

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income

(In millions)

	2022	2021	2020
Net income (loss)	$(311)	$200	$(51)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(102)	(9)	(77)
Hedging gains and losses	17	(5)	39
Defined benefit plans	53	53	9
Other comprehensive income (loss)	(32)	39	(29)
Total comprehensive income (loss)	(343)	239	(80)
Less: Comprehensive income attributable to noncontrolling interests	(10)	(2)	(27)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	95	1	36
Comprehensive income (loss) attributable to the parent company	$(258)	$238	$(71)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet

(In millions, except share and per share amounts)

	2022	2021
Assets
Current assets
Cash and cash equivalents	$425	$268
Marketable securities		17
Accounts receivable
Trade, less allowance for doubtful accounts of $11 in 2022 and $7 in 2021	1,374	1,321
Other	202	220
Inventories	1,609	1,564
Other current assets	219	196
Total current assets	3,829	3,586
Goodwill	259	482
Intangibles	201	233
Deferred tax assets	397	580
Other noncurrent assets	123	131
Investments in affiliates	136	174
Operating lease assets	311	247
Property, plant and equipment, net	2,193	2,199
Total assets	$7,449	$7,632

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$52	$23
Current portion of long-term debt	8	8
Accounts payable	1,838	1,571
Accrued payroll and employee benefits	214	184
Taxes on income	54	41
Current portion of operating lease liabilities	36	43
Other accrued liabilities	277	304
Total current liabilities	2,479	2,174
Long-term debt, less debt issuance costs of $22 in 2022 and $26 in 2021	2,348	2,386
Noncurrent operating lease liabilities	277	209
Pension and postretirement obligations	298	398
Other noncurrent liabilities	249	292
Total liabilities	5,651	5,459
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	195	198
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 143,366,482 and 144,238,660 shares outstanding	2	2
Additional paid-in capital	2,229	2,427
Retained earnings	321	662
Treasury stock, at cost (zero and 11,661,591 shares)	—	(184)
Accumulated other comprehensive loss	(1,001)	(985)
Total parent company stockholders' equity	1,551	1,922
Noncontrolling interests	52	53
Total equity	1,603	1,975
Total liabilities, redeemable noncontrolling interests and equity	$7,449	$7,632

 The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows

(In millions)

	2022	2021	2020
Operating activities
Net income (loss)	$(311)	$200	$(51)
Depreciation	365	365	345
Amortization	23	24	20
Amortization of deferred financing charges	5	6	8
Redemption premium on debt		21
Write-off of deferred financing costs		8	8
Earnings of affiliates, net of dividends received	23	(10)	7
Stock compensation expense	19	17	14
Deferred income taxes	153	(1)	(35)
Pension expense, net	(1)	(1)	3
Gain on sale leaseback		(66)
Impairment of goodwill	191		51
Change in working capital	199	(455)	47
Change in other noncurrent assets and liabilities	9	(3)	(20)
Other, net	(26)	53	(11)
Net cash provided by operating activities	649	158	386
Investing activities
Purchases of property, plant and equipment	(440)	(369)	(326)
Proceeds from sale of property, plant and equipment	3	85	11
Acquisition of businesses, net of cash acquired	(1)	(18)	(6)
Investments in affiliates		(23)	(21)
Purchases of marketable securities	(15)	(32)	(44)
Proceeds from sales of marketable securities		30	5
Proceeds from maturities of marketable securities	30	35	36
Proceeds from sale of equity affiliate		29	21
Proceeds from sale of subsidiaries, net of cash disposed		(4)
Settlement of terminated fixed-to-fixed cross currency swap		(22)
Settlements of undesignated derivatives	(8)	(4)	(5)
Other, net	5		2
Net cash used in investing activities	(426)	(293)	(327)
Financing activities
Net change in short-term debt	33	(3)	9
Proceeds from long-term debt	2	1,157	508
Repayment of long-term debt	(24)	(1,156)	(480)
Redemption premium on debt		(21)
Deferred financing payments		(18)	(13)
Dividends paid to common stockholders	(58)	(58)	(15)
Repurchases of common stock	(25)	(23)
Distributions to noncontrolling interests	(9)	(15)	(11)
Contributions from redeemable noncontrolling interests	51	14	4
Sale of interest to noncontrolling shareholder			9
Deconsolidation of non-wholly owned subsidiary		(6)	(14)
Payments to acquire noncontrolling interests	(4)		(7)
Other, net	(8)	2	(2)
Net cash used in financing activities	(42)	(127)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	181	(262)	47
Cash, cash equivalents and restricted cash - beginning of period	287	567	518
Effect of exchange rate changes on cash balances	(26)	(18)	2
Cash, cash equivalents and restricted cash - end of period	$442	$287	$567

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Stockholders’ Equity

(In millions)

	Parent Company Stockholders'
						Accumulated	Parent
			Additional			Other	Company	Non-
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'	controlling	Total
	Stock	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2019	$—	$2	$2,386	$622	$(150)	$(987)	$1,873	$95	$1,968
Adoption of ASU 2016-13 credit losses, January 1, 2020				(1)			(1)		(1)
Net income (loss)				(31)			(31)	10	(21)
Other comprehensive income (loss)						(40)	(40)	17	(23)
Common stock dividends and dividend equivalents ($0.10 per share)				(15)			(15)		(15)
Distributions to noncontrolling interests							—	(11)	(11)
Purchase of noncontrolling interests			10				10	(23)	(13)
Sale of noncontrolling interests							—	2	2
Redeemable noncontrolling interests adjustment to redemption value				(38)			(38)		(38)
Deconsolidation of non-wholly owned subsidiary				(7)		1	(6)	(14)	(20)
Stock compensation			12				12		12
Stock withheld for employees taxes					(6)		(6)		(6)
Balance, December 31, 2020	—	2	2,408	530	(156)	(1,026)	1,758	76	1,834
Net income				197			197	14	211
Other comprehensive income (loss)						41	41	(12)	29
Common stock dividends and dividend equivalents ($0.40 per share)			1	(59)			(58)		(58)
Common stock share repurchases					(23)		(23)		(23)
Distributions to noncontrolling interests							—	(15)	(15)
Purchase of noncontrolling interests							—	(2)	(2)
Sale of noncontrolling interests							—	(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value				(6)			(6)		(6)
Deconsolidation of non-wholly owned subsidiary							—	(8)	(8)
Other							—	1	1
Stock compensation			18				18		18
Stock withheld for employees taxes					(5)		(5)		(5)
Balance, December 31, 2021	—	2	2,427	662	(184)	(985)	1,922	53	1,975
Net income (loss)				(242)			(242)	15	(227)
Other comprehensive loss						(16)	(16)	(5)	(21)
Common stock dividends and dividend equivalents ($0.40 per share)			1	(58)			(57)		(57)
Common stock share repurchases					(25)		(25)		(25)
Retirement of treasury shares			(216)		216		—		—
Distributions to noncontrolling interests							—	(9)	(9)
Purchase of noncontrolling interests							—	(2)	(2)
Redeemable noncontrolling interests adjustment to redemption value				(41)			(41)		(41)
Stock compensation			17				17		17
Stock withheld for employees taxes					(7)		(7)		(7)
Balance, December 31, 2022	$—	$2	$2,229	$321	$—	$(1,001)	$1,551	$52	$1,603

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

During the first quarter of 2022, we identified an error related to certain intercompany inventory transfers that were not appropriately eliminated and recorded an adjustment of $8 that increased cost of sales. During the fourth quarter of 2022, we identified errors in accounts payable and certain other current liabilities that resulted in an overstatement of those liabilities and recorded an adjustment of $9 that decreased cost of sales. A portion of both these adjustments relate to prior periods. We concluded that the corrections of these errors are not material to the financial statements for the year ended December 31, 2022 or any prior periods.

In the fourth quarter of 2022, we determined that our short-term investments in certificates of deposit included in marketable securities qualified as cash equivalents. These investments allow us to withdraw our funds at any time without prior notice or significant penalty, therefore these investments function as demand deposits. This change in classification has been reflected as an investing activity cash inflow of $13 within the proceeds from maturities of marketable securities line item.

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

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and depreciated over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At  December 31, 2022, the machinery and equipment component of property, plant and equipment includes $28 of our tooling related to long-term supply arrangements. Also at  December 31, 2022, other accounts receivable includes $38 of costs related to tooling that we have a contractual right to collect from our customers.

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

Tangible asset impairments — We review the carrying value of depreciable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell and are no longer depreciated.

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

We may also use fixed-to-floating or floating-to-fixed interest rate swaps or other similar derivatives to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed-rate and variable-rate debt. As a fair value hedge of the underlying debt, changes in the fair values of the swap and the underlying debt are recorded in interest expense. No such fixed-to-floating or floating-to-fixed swaps were outstanding at December 31, 2022. See Note 14 for additional information.

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

Government assistance — We account for separate legally enforceable agreements with governments and government agencies where the agreement provides for the government to determine whether Dana will receive assistance and the amount of assistance by applying a contribution accounting model by analogy. The primary forms of government assistance received includes cash grants based on making qualifying capital investments over a specified period of time; cash grants based on creating new jobs, increasing and maintaining qualifying employee headcount over a specified period of time; and cash grants based on investing in specified research and development activities. The agreements include imposed conditions that must be satisfied for us to retain grant proceeds received. Imposed conditions include providing documentation supporting qualified expenditures have been made and may include providing documentation that specified employment levels have been achieved. Imposed conditions related to employment levels typically range from one to five years. Amounts received or receivable from these cash grants are deferred as a liability until such time as we have satisfied all imposed conditions documented in the agreement with the government. Deferred amounts are recorded in other accrued liabilities and other noncurrent liabilities as appropriate. Government assistance received for making qualifying capital investments is realized by reducing the associated fixed assets so long as we have satisfied all imposed conditions by the time the associated fixed assets are placed into service. All other government assistance is realized in other income (expense), net once all imposed conditions have been satisfied. Notes 6 and 18 for additional information.

Revenue recognition — Sales are recognized when products are shipped and risk of loss has transferred to the customer. We accrue for warranty costs, sales returns and other allowances based on experience and other relevant factors when sales are recognized. Adjustments are made as new information becomes available. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate governmental agencies. See Note 19 for additional information.

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

We continue to account for Argentina as a highly inflationary economy and remeasure the financial statements of our Argentine subsidiaries as if their functional currency was the U.S. dollar.

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

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Salaries, fringes and occupancy costs, including building, utility and overhead costs, comprise the vast majority of these expenses and are expensed as incurred. Research and development expenses were $201, $178 and $146 in 2022, 2021 and 2020. Beginning in 2020, we significantly increased our research and development activities in support of our electrification initiatives.

Recently adopted accounting pronouncements

On January 1, 2022, we adopted Accounting Standards Update (ASU) 2021-10, Disclosures by Business Entities about Government Assistance. This guidance is intended to provide clarity on what information must be disclosed when receiving government assistance. Details include the disclosure of the nature of the transactions, line items affected, and significant terms and conditions. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Ashwoods Innovations Limited — On February 28, 2019, through our acquisition of Oerlikon Drive Systems, we acquired an initial 62.4% ownership interest in Ashwoods Innovations Limited (Ashwoods). Ashwoods designs and manufactures permanent magnet electric motors for the automotive, material handling and off-highway vehicle markets. Our initial investment in Ashwoods was accounted for following the equity method. On February 5, 2020, we acquired Curtis Instruments, Inc.'s (Curtis) 35.4% ownership interest in Ashwoods. The acquisition of Curtis' interest in Ashwoods, along with our existing ownership interest in Ashwoods, provided us with a 97.8% ownership interest and a controlling financial interest in Ashwoods. We recognized a $3 gain to other income (expense), net on the required remeasurement of our previously held equity method investment in Ashwoods to fair value. The total purchase consideration of $22 is comprised of $8 of cash paid to Curtis at closing, the $10 fair value of our previously held equity method investment in Ashwoods and $4 related to the effective settlement of a pre-existing loan payable due from Ashwoods. During March 2020, we acquired the remaining noncontrolling interests in Ashwoods held by employee shareholders. The results of operations of the business are reported within our Off-Highway operating segment. The pro forma effects of this acquisition would not materially impact our reported results for any period presented, and as a result no pro forma financial information is presented.

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

Based on the results of our interim impairment analyses, we concluded that the carrying value exceeded fair value of our Commercial Vehicle reporting unit and we recorded a goodwill impairment charge of $191, representing a full impairment of goodwill assigned to the Commercial Vehicle reporting unit. Our analysis for the Off-Highway reporting unit indicated that the fair value exceeded the carrying value by a substantial amount and, accordingly, no impairment charge was required.  We completed our annual impairment test for the Off-Highway reporting unit and concluded that fair value continues to exceed the carrying value.

The remaining change in the carrying amount of goodwill in 2022 was due to currency fluctuation.

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2020	$—	$177	$302	$—	$479
Acquisitions		22	(11)		11
Currency impact		2	(10)		(8)
Balance, December 31, 2021	—	201	281	—	482
Impairment		(191)			(191)
Currency impact		(10)	(22)		(32)
Balance, December 31, 2022	$—	$—	$259	$—	$259

Non-amortizable intangible assets — Our non-amortizable intangible assets include a portion of our trademarks and trade names. Non-amortizable trademarks and trade names consist of the Dana®, Spicer® and TM4® trademarks and trade names utilized in our Commercial Vehicle and Off-Highway segments. We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the two years ended  December 31, 2022 in connection with the required annual assessment for trademarks and trade names.

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

These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows. We use our internal forecasts, which we update quarterly, to develop our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. Our valuation is applied over the life of the primary assets within the asset groups. If the undiscounted cash flows do not indicate that the carrying amount of the asset group is recoverable, an impairment charge is recorded if the carrying amount of the asset group exceeds its fair value based on discounted cash flow analyses or appraisals. There were no impairments recorded during the two years ended December 31, 2022.

Components of other intangible assets —

		December 31, 2022			December 31, 2021
	Weighted
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	8	$156	$(116)	$40	$161	$(110)	$51
Trademarks and trade names	13	29	(13)	16	31	(12)	19
Customer relationships	8	498	(425)	73	519	(431)	88
Non-amortizable intangible assets
Trademarks and trade names		72		72	75		75
		$755	$(554)	$201	$786	$(553)	$233

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  December 31, 2022 were as follows: Light Vehicle – $16, Commercial Vehicle – $66, Off-Highway – $114 and Power Technologies – $5.

Amortization expense related to amortizable intangible assets —

	2022	2021	2020
Charged to cost of sales	$9	$10	$7
Charged to amortization of intangibles	14	14	13
Total amortization	$23	$24	$20

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on  December 31, 2022 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2023	2024	2025	2026	2027
Amortization expense	$22	$21	$19	$17	$16

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

Accrued restructuring costs and activity, including noncurrent portion —

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance, December 31, 2019	$13	$1	$14
Charges to restructuring	30	6	36
Adjustments of accruals	(2)		(2)
Cash payments	(12)	(7)	(19)
Currency impact	1		1
Balance, December 31, 2020	30	—	30
Charges to restructuring	2	5	7
Adjustments of accruals	(7)		(7)
Cash payments	(13)	(5)	(18)
Currency impact	(1)		(1)
Balance, December 31, 2021	11	—	11
Charges to restructuring	2	2	4
Adjustments of accruals	(5)		(5)
Cash payments	(6)	(2)	(8)
Balance, December 31, 2022	$2	$—	$2

At  December 31, 2022, accrued employee termination benefits include costs to reduce approximately 100 employees to be completed over the next year.

Note 5.  Inventories

Inventory components at December 31 —

	2022	2021
Raw materials	$679	$651
Work in process and finished goods	1,023	1,000
Inventory reserves	(93)	(87)
Total	$1,609	$1,564

Note 6.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2022	2021
Other current assets:
Prepaid expenses	$167	$147
Other	52	49
Total	$219	$196

Other noncurrent assets:
Customer incentive payments	$28	$38
Prepaid expenses	3	2
Deferred financing costs	4	6
Pension assets, net of related obligations	9	15
Other	79	70
Total	$123	$131

Property, plant and equipment, net:
Land and improvements to land	$187	$193
Buildings and building fixtures	605	590
Machinery and equipment	4,108	3,872
Finance lease right-of-use assets	57	64
Total cost	4,957	4,719
Less: accumulated depreciation	(2,764)	(2,520)
Net	$2,193	$2,199

Other accrued liabilities (current):
Non-income taxes payable	$54	$54
Accrued interest	29	25
Warranty reserves	35	51
Deferred income		8
Workplace injury costs	5	5
Restructuring costs	2	11
Payable under forward contracts	11	1
Environmental	3	5
Deferred government assistance	3
Other expense accruals	135	144
Total	$277	$304

Other noncurrent liabilities:
Income tax liability	$58	$68
Interest rate swap market valuation	11	51
Deferred income tax liability	30	32
Workplace injury costs	14	15
Warranty reserves	73	56
Deferred government assistance	16
Other noncurrent liabilities	47	70
Total	$249	$292

Cash, cash equivalents and restricted cash at —

	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$425	$268	$559	$508
Restricted cash included in other current assets	7	9	5	6
Restricted cash included in other noncurrent assets	10	10	3	4
Total cash, cash equivalents and restricted cash	$442	$287	$567	$518

Supplemental cash flow information —

	2022	2021	2020
Change in working capital:
Change in accounts receivable	$(81)	$(189)	$(66)
Change in inventories	(99)	(471)	69
Change in accounts payable	343	254	82
Change in accrued payroll and employee benefits	36	3	(22)
Change in accrued income taxes	10	(44)	(9)
Change in other current assets and liabilities	(10)	(8)	(7)
Net	$199	$(455)	$47

Cash paid during the period for:
Interest	$117	$109	$129
Income taxes	132	99	98
Noncash investing and financing activities:
Purchases of property, plant and equipment held in accounts payable	$74	$91	$50
Stock compensation plans	17	18	12
Noncash dividends declared	1	1	—

Note 7. Leases

Our leases generally have remaining lease terms of one year to twenty years, some of which include options to extend the leases for up to forty years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides a summary of the location and amounts related to finance leases recognized in the consolidated balance sheet. Short-term lease costs were insignificant as of December 31, 2022 and 2021.

	Classification	2022	2021
Finance lease right-of-use assets	Property, plant and equipment, net	$57	$64
Finance lease liabilities	Current portion of long-term debt	8	8
Finance lease liabilities	Long-term debt	43	47

Components of lease expense —

	2022	2021	2020
Operating lease cost	$58	$53	$52
Finance lease cost:
Amortization of right-of-use assets	$9	$8	$5
Interest on lease liabilities	2	2	2
Total finance lease cost	$11	$10	$7

Supplemental cash flow information related to leases —

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60	$53	$52
Operating cash flows from finance leases	2	2	2
Financing cash flows from finance leases	9	7	4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$111	$105	$57
Finance leases	6	3	32

Supplemental balance sheet information related to leases —

	2022	2021
Weighted-average remaining lease term (years):
Operating leases	10	10
Finance leases	12	13
Weighted-average discount rate:
Operating leases	6.9%	6.3%
Finance leases	4.5%	4.5%

Maturities —

	Operating Leases	Finance Leases
2023	$54	$9
2024	51	8
2025	47	7
2026	42	6
2027	37	6
Thereafter	222	35
Total lease payments	453	71
Less: interest	140	19
Present value of lease liabilities	$313	$52

Operating lease payments presented in the table above exclude minimum lease payments for real estate leases signed in 2022 but not yet commenced. These leases are de minimis and are expected to commence in 2023.

Note 8.  Stockholders' Equity

Preferred Stock

We are authorized to issue 50,000,000 shares of Dana preferred stock, par value $0.01 per share. There were no preferred shares outstanding at December 31, 2022 or 2021.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At  December 31, 2022, there were 143,366,482 shares of our common stock issued and outstanding. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our stock compensation plan in addition to shares repurchased through share repurchase programs. At December 31, 2022, we held no shares in treasury.

Our Board of Directors declared a cash dividend of ten cents per share of common stock in all four quarters of 2022. Aggregate 2022 cash dividends paid totaled $58. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Treasury stock — On December 17, 2022, we retired 13,477,933 shares of treasury stock. The $216 excess of the cost of the treasury stock over the common stock par value, based on the weighted-average pool price of our treasury shares at the date of retirement, was charged to additional paid-in capital.

Share repurchase program — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Under the existing program, we spent $25 to repurchase 1,483,742 shares of our common stock during the first quarter of 2022 through open market transactions. Approximately $102 remained available under the program for future share repurchases as of December 31, 2022.

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
				Accumulated
	Foreign		Defined	Other
	Currency		Benefit	Comprehensive
	Translation	Hedging	Plans	Loss
Balance, December 31, 2019	$(714)	$(30)	$(243)	$(987)
Other comprehensive income (loss):
Currency translation adjustments	(88)			(88)
Holding gains and losses		(78)		(78)
Reclassification of amount to net income (a)		117		117
Net actuarial losses			(11)	(11)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			20	20
Other comprehensive income (loss)	(88)	39	9	(40)
Deconsolidation of non-wholly owned subsidiary			1	1
Balance, December 31, 2020	(802)	9	(233)	(1,026)
Other comprehensive income (loss):
Currency translation adjustments	(7)			(7)
Holding gains and losses		55		55
Reclassification of amount to net income (a)		(59)		(59)
Net actuarial gains			52	52
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			18	18
Tax expense		(1)	(17)	(18)
Other comprehensive income (loss)	(7)	(5)	53	41
Balance, December 31, 2021	(809)	4	(180)	(985)
Other comprehensive income (loss):
Currency translation adjustments	(88)			(88)
Holding gains and losses		76		76
Reclassification of amount to net income (a)		(56)		(56)
Net actuarial gains			62	62
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			11	11
Tax (expense) benefit	2	(3)	(20)	(21)
Other comprehensive income (loss)	(86)	17	53	(16)
Balance, December 31, 2022	$(895)	$21	$(127)	$(1,001)

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

Note 9. Redeemable Noncontrolling Interests

Hydro-Québec owns a 45% redeemable noncontrolling interest in Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC. The terms of the joint venture agreement provide Hydro-Québec with the right to put all, and not less than all, of its ownership interests in Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC to Dana at fair value.

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income (loss) items and distributions or the redemption values. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. We estimate the fair value of the redemption value using an income based approach based on discounted cash flow projections.  In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rates, and terminal growth rates.

Reconciliation of changes in redeemable noncontrolling interests —

	2022	2021
Balance, beginning of period	$198	$180
Capital contribution from redeemable noncontrolling interest	51	14
Adjustment to redemption value	41	6
Other		(1)
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(84)	(11)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(11)	10
Balance, end of period	$195	$198

Note 10.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2022	2021	2020
Net income (loss) available to common stockholders - Numerator basic and diluted	$(242)	$197	$(31)

Denominator:
Weighted-average common shares outstanding - Basic	143.6	144.8	144.5
Employee compensation-related shares, including stock options	—	1.4	—
Weighted-average common shares outstanding - Diluted	143.6	146.2	144.5

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million, 0.6 million and 1.4 million CSEs from the calculations of diluted earnings per share for the years 2022, 2021 and 2020 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.7 million and 0.7 million for 2022 and 2020 because the net loss position made these anti-dilutive.

Note 11.  Stock Compensation

2021 Omnibus Incentive Plan

The 2021 Omnibus Incentive Plan (the Plan) authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and performance share units (PSUs) through April 2031. Cash-settled awards do not count against the number of shares available for award under the Plan. At  December 31, 2022, there were 5.7 million shares available for future grants. Shares of common stock to be issued under the Plan are made available from authorized and unissued Dana common stock.

Award activity — (shares in millions)

	Options		RSUs		PSUs
				Grant-Date		Grant-Date
	Shares	Exercise Price*	Shares	Fair Value*	Shares	Fair Value*
December 31, 2021	0.2	$16.18	2.4	$17.25	0.5	$17.71
Granted			0.9	22.21	0.3	24.69
Exercised or vested			(1.0)	17.98
Forfeited or expired					(0.4)	14.77
December 31, 2022	0.2	16.19	2.3	18.95	0.4	25.52

* Weighted-average per share

	2022	2021	2020
Total stock compensation expense	$19	$17	$14
Total grant-date fair value of awards vested	19	15	16
Cash received from exercise of stock options		5
Cash paid to settle SARs and RSUs	4	2	2
Intrinsic value of stock options and SARs exercised		2
Intrinsic value of RSUs and PSUs vested	21	14	14

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For options and SARs, we use an option-pricing model to estimate fair value. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $4 and $6 for cash-settled awards at  December 31, 2022 and 2021. During 2022 we issued 0.8 million and 0.1 million shares of common stock based on vesting of RSUs and PSUs, respectively. At  December 31, 2022, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $22. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock options and stock appreciation rights — The exercise price of each option or SAR equals the closing market price of our common stock on the date of grant. Options and SARs generally vest over three years and their maximum term is ten years. Shares issued upon the exercise of options are recorded as common stock and additional paid-in capital at the option price. SARs are settled in cash for the difference between the market price on the date of exercise and the exercise price. We have not granted stock options or SARs since 2013. All outstanding awards are fully vested and exercisable. At  December 31, 2022, the outstanding awards have no aggregate intrinsic value and a weighted-average remaining contractual life of 0.2 years.

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

Under the 2022 and 2021 stock compensation award programs, the number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. Under the 2020 stock compensation award program, the number of PSUs that ultimately vest is contingent on achieving a specified free cash flow target and a specified margin target, with an even distribution between the two targets. For the portions of the awards based on financial metrics, we estimated the fair value at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the awards are not dividend protected. The estimated grant date value is accrued over the performance period and adjusted as appropriate based on performance relative to the target. For the portion of the PSU award based on shareholder returns, we estimated the fair value at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the performance period. The risk-free interest rate was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield for the 2022 award was calculated using our historical approach calculated by dividing the expected annual dividend by the average stock price over the prior year. The dividend yield for the 2021 award was calculated using a blended approach of a historical average yield calculated by dividing the expected annual dividend by the average stock price over the prior year and the current yield calculated by dividing the expected annual dividend by the grant date stock price. The estimated volatility was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date.

	PSUs
	2022	2021
Expect term (in years)	3.0	3.0
Risk-free interest rate	1.78%	0.18%
Dividend yield	1.67%	2.27%
Expected volatility	63.9%	62.8%

Cash incentive awards — Our 2021 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are primarily based on achieving certain financial performance goals. The financial performance goals of the plan are established annually by the Board of Directors.

Under the 2022 annual incentive program, participants were eligible to receive cash awards based on achieving earnings, cash flow and EV sales performance goals. Under the 2021 and 2020 annual incentive programs, participants were eligible to receive cash awards based on achieving earnings and cash flow and cash flow performance goals, respectively. We accrued $37, $8 and $23 of expense in 2022, 2021 and 2020 for the expected cash payments under these programs.

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

Components of net periodic benefit cost (credit) and other amounts recognized in OCI —

	Pension Benefits
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$16	$8	$13	$5	$21	$5
Expected return on plan assets	(28)	(2)	(26)	(2)	(35)	(3)
Service cost		7		9		9
Amortization of net actuarial loss	8	5	9	9	11	9
Net periodic benefit cost (credit)	(4)	18	(4)	21	(3)	20

Recognized in OCI:
Amount due to net actuarial (gains) losses	20	(66)	(4)	(23)	(4)	10
Reclassification adjustment for net actuarial losses in net periodic benefit cost	(8)	(5)	(9)	(9)	(11)	(9)
Total recognized in OCI	12	(71)	(13)	(32)	(15)	1
Net recognized in benefit cost (credit) and OCI	$8	$(53)	$(17)	$(11)	$(18)	$21

	OPEB
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$—	$2	$—	$2	$—	$2
Service cost				1		1
Amortization of net actuarial gain		(2)
Net periodic benefit cost	—	—	—	3	—	3

Recognized in OCI:
Amount due to net actuarial (gains) losses	(1)	(15)	(1)	(24)	1	4
Reclassification adjustment for net actuarial gain in net periodic benefit cost		2
Total recognized in OCI	(1)	(13)	(1)	(24)	1	4
Net recognized in benefit cost (credit) and OCI	$(1)	$(13)	$(1)	$(21)	$1	$7

Our U.S. defined benefit pension plans are frozen and no additional service cost is being accrued. The service cost component for international plans is included in cost of sales and selling, general and administrative expenses. Other components of net periodic benefit cost (credit) are included in other income (expense), net in our consolidated income statement. Actuarial gains and losses resulting from plan remeasurement are recognized in AOCI in the period of remeasurement. We use the corridor approach for purposes of systematically amortizing deferred gains or losses as a component of net periodic benefit cost into the income statement in future reporting periods. The amortization period used is generally the average remaining service period of active participants in the plan unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of the inactive participants.

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits				OPEB
	2022		2021		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$745	$384	$810	$438	$3	$69	$4	$93
Interest cost	16	8	13	5		2		2
Service cost		7		9				1
Actuarial (gain) loss	(155)	(73)	(29)	(25)	(1)	(15)	(1)	(24)
Benefit payments	(49)	(14)	(49)	(15)		(4)		(4)
Settlements				(1)
Translation adjustments		(16)		(27)		(4)		1
Obligation at end of period	$557	$296	$745	$384	$2	$48	$3	$69

	Pension Benefits				OPEB
	2022		2021		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$733	$65	$781	$69	$—	$1	$—	$—
Actual return on plan assets	(147)	(5)	1
Employer contributions		16		17		4		5
Benefit payments	(49)	(14)	(49)	(15)		(4)		(4)
Settlements				(1)
Translation adjustments		(3)		(5)
Fair value at end of period	$537	$59	$733	$65	$—	$1	$—	$1

Funded status at end of period	$(20)	$(237)	$(12)	$(319)	$(2)	$(47)	$(3)	$(68)

Amounts recognized in the balance sheet —

	Pension Benefits				OPEB
	2022		2021		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$7	$2	$14	$1	$—	$—	$—	$—
Current liabilities		(13)		(14)		(4)		(5)
Noncurrent liabilities	(27)	(226)	(26)	(306)	(2)	(43)	(3)	(63)
Net amount recognized	$(20)	$(237)	$(12)	$(319)	$(2)	$(47)	$(3)	$(68)

Amounts recognized in AOCI —

	Pension Benefits				OPEB
	2022		2021		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in AOCI:
Net actuarial loss (gain)	$141	$5	$129	$76	$—	$(45)	$1	$(32)
AOCI before tax	141	5	129	76	—	(45)	1	(32)
Deferred taxes	17	(2)	19	(22)		11		9
Net	$158	$3	$148	$54	$—	$(34)	$1	$(23)

The net actuarial loss for U.S. pension plans for 2022 was primarily due to the actual return on assets underperforming the expected asset return, partially offset by an increase in discount rates. The actuarial gain for non-U.S. plans was due to an increase in discount rates. The actuarial gain for OPEB for 2022 was primarily due to an increase in the discount rates.

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

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$425	$14	$568	$12
Projected benefit obligation	425	14	568	12
Fair value of plan assets	431	16	582	13
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	$132	$259	$177	$344
Projected benefit obligation	132	282	177	372
Fair value of plan assets	106	43	151	52

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2022
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$20	$20	$—	$—	$—	$—	$—	$—
U.S. large cap	19				19
EAFE composite	11				11
Emerging markets	9				9
Fixed income securities:
Corporate bonds	414		165		249
U.S. Treasury strips	8		8
Non-U.S. government securities	16		2				14
Emerging market debt	7				7
Alternative investments:
Insurance contracts (c)	49			6				43
Real estate	14				14
Other	2						2
Cash and cash equivalents	27		27
Total	$596	$20	$202	$6	$309	$—	$16	$43

		Fair Value Measurements at December 31, 2021
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$31	$31	$—	$—	$—	$—	$—	$—
U.S. large cap	30				30
EAFE composite	17				17
Emerging markets	10				10
Fixed income securities:
Corporate bonds	556		200		356
U.S. Treasury strips	24		24
Non-U.S. government securities	15		2				13
Emerging market debt	10				10
Alternative investments:
Insurance contracts (c)	57			6				51
Real estate	14				14
Other	1						1
Cash and cash equivalents	33		33
Total	$798	$31	$259	$6	$437	$—	$14	$51

________________________________

Notes:

(a)	Certain assets are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

(b)

This category comprises a combination of small-, mid- and large-cap equity stocks that are allocated at the investment manager's discretion. Investments include common and preferred securities as well as equity funds that invest in these instruments.

(c)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Insurance	Insurance	Insurance	Insurance
Reconciliation of Level 3 Assets	Contracts	Contracts	Contracts	Contracts
Fair value at beginning of period	$6	$51	$6	$52
Actual gains (losses) relating to assets still held at the reporting date		(5)		2
Currency impact		(3)		(3)
Fair value at end of period	$6	$43	$6	$51

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

The allocations among portfolios are adjusted as needed to meet changing objectives and constraints and to manage the risk of adverse changes in the unfunded positions of our plans. At  December 31, 2022, the U.S. plans had targets of 18% for the Growth Portfolio (U.S. and non-U.S. equities, high-yield fixed income, real estate, emerging market debt and cash), 80% for the Immunizing Portfolio (long duration U.S. Treasury strips, corporate bonds and cash) and 2% for the Liquidity Portfolio (cash and short-term securities). The assets held at December 31, 2022 by the U.S. plans were invested 17% in the Growth Portfolio, 80% in the Immunizing Portfolio and 3% in the Liquidity Portfolio.

Significant assumptions — The significant weighted-average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	5.47%	4.74%	2.83%	1.97%	2.43%	1.40%
Net periodic benefit cost:
Discount rate	2.29%	2.20%	1.72%	1.79%	2.79%	2.10%
Rate of compensation increase	N/A	3.11%	N/A	2.97%	N/A	3.36%
Expected return on plan assets	4.00%	3.64%	3.50%	3.57%	5.00%	4.45%

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

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 6.00% expected return on asset assumption for 2023 for our U.S. plans.

The significant weighted-average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	5.54%	5.44%	2.99%	3.08%	2.67%	2.55%
Net periodic benefit cost:
Discount rate	2.84%	3.34%	2.57%	2.62%	3.19%	3.15%
Initial health care cost trend rate	N/A	2.48%	N/A	2.27%	N/A	4.64%
Ultimate health care cost trend rate	N/A	4.09%	N/A	4.20%	N/A	5.13%
Year ultimate reached	N/A	2032	N/A	2032	N/A	2023

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

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the following five-year period are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	U.S.	Non-U.S.
2023	$50	$16	$—	$4
2024	49	16		4
2025	48	16		4
2026	48	20		4
2027	47	19		4
2028 to 2032	215	114	1	17
Total	$457	$201	$1	$37

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. There are no projected contributions to be made during 2023 for our U.S. plans and projected contributions of $16 for our non-U.S plans.

Multi-employer pension plans — We participate in the Steelworkers Pension Trust (SPT) multi-employer pension plan which provides pension benefits to certain of our U.S. employees represented by the United Steelworkers and United Automobile Workers unions. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreements expire May 22, 2026. The trustees of the SPT have provided us with the latest data available for the plan year ended  December 31, 2022. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers as a result of our participation in the plan.

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

	Employer	PPA
	Identification	Zone Status		Funding Plan	Contributions by Dana
Pension	Number/			Pending/				Surcharge
Fund	Plan Number	2022	2021	Implemented	2022	2021	2020	Imposed
SPT	23-6648508 / 499	Green	Green	No	$18	$16	$14	No

Note 13.  Financing Agreements

Long-term debt at December 31 —

	Interest Rate		2022	2021
Senior Notes due April 15, 2025	5.750%	*	$400	$400
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		348	370
Senior Notes due September 1, 2030	4.250%		400	400
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			80	100
Debt issuance costs			(22)	(26)
			2,356	2,394
Less: Current portion of long-term debt			8	8
Long-term debt, less debt issuance costs			$2,348	$2,386

*

In conjunction with the issuance of the April 2025 Notes we entered into 8-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 14 for additional information.

Interest on the senior notes is payable semi-annually. Other indebtedness includes a $25 note payable to the former shareholders of SME, borrowings from various financial institutions and finance lease obligations.

Scheduled principal payments on long-term debt, excluding finance leases at  December 31, 2022 —

	2023	2024	2025	2026	2027
Maturities	$—	$27	$400	$—	$400

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

Credit agreement — During 2020, we fully paid down the $474 outstanding balance on our Term A Facility. We wrote off $3 of previously deferred financing costs associated with the Term A Facility. During 2021, we fully paid down the $349 outstanding balance on our Term B Facility. We wrote off $5 of previously deferred financing costs associated with the Term B Facility. On March 25, 2021, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending the maturity to March 25, 2026. We recorded deferred fees of $2 related to the amendment. The deferred fees are being amortized over the life of the Revolving Facility. Deferred financing costs on our Revolving Facility are included in other noncurrent assets.

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

At  December 31, 2022, we had $25 of outstanding borrowings under the Revolving Facility and had utilized $16 for letters of credit. We had availability at December 31, 2022 under the Revolving Facility of $1,109 after deducting the letters of credit.

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

Debt covenants — At December 31, 2022, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 14.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	December 31, 2022	December 31, 2021
Certificates of deposit	Marketable securities	2	$—	$17
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	26	7
Cash flow hedges	Other accrued liabilities	2	4	1
Undesignated	Accounts receivable - Other	2	2	2
Undesignated	Other accrued liabilities	2	7
Currency swaps
Cash flow hedges	Other noncurrent assets	2	17
Cash flow hedges	Other noncurrent liabilities	2		34
Undesignated	Other noncurrent liabilities	2	11	17

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		2022		2021
		Carrying	Fair	Carrying	Fair
	Fair Value Level	Value	Value	Value	Value
Long term debt	2	$2,304	$2,010	$2,338	$2,412

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

The following fixed-to-fixed cross-currency swaps were outstanding at  December 31, 2022:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Notional Amount	Traded Amount	Inflow Rate	Outflow Rate
April 2025 Notes	Payable	$400	5.75%	$300	€278	5.75%	3.85%
Luxembourg Intercompany Notes	Receivable	€278	3.70%	€278	$300	5.38%	3.70%
Undesignated 2026 Swap				$188	€169	6.50%	5.14%
Undesignated Offset 2026 Swap				€169	$188	3.13%	6.50%

The designated swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the underlying designated financial instruments. Based on our qualitative assessment that the critical terms of all of the underlying designated financial instruments and all of the associated swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As effective cash flow hedges, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying designated financial instruments. See Note 13 for additional information about the April 2025 Notes. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings.

We had previously entered into fixed-to-fixed cross currency swaps as a hedge against our June 2026 Notes.  In June 2021, we elected to redeem all of the June 2026 Notes and de-designated the fixed-to-fixed cross currency swaps. See Note 13 for additional information about the extinguishment of the June 2026 Notes.  As the forecasted payments subject to the hedge will no longer occur in the forecasted periods, we reclassified $9 of previously deferred losses from AOCI into other income (expense), net.  We settled $187 of the $375 notional value resulting in a net cash outflow of $22.  The remaining $188 continues to remain outstanding and we have entered into an offsetting swap to hedge against future fair value adjustments which will be included in earnings. The fair value of the remaining $188 will be settled with the counterparty over the life of the swap through the difference in the euro denominated inflow and outflow rates which are settled on June 15 and December 15 each year through June 2026.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $608 at December 31, 2022 and $449 at December 31, 2021. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $967 at December 31, 2022 and $1,096 at December 31, 2021.

The following currency derivatives were outstanding at  December 31, 2022:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Thai baht	$146	$16	$162	Dec-2023
Euro	U.S. dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Swedish krona, South African rand	95	128	223	Sep-2027
British pound	U.S. dollar, euro	4		4	Sep-2023
South African rand	U.S. dollar, euro, Thai baht		11	11	Feb-2023
Canadian dollar	U.S. dollar		8	8	Jan-2023
Brazilian real	U.S. dollar, euro	65	14	79	Dec-2023
Indian rupee	U.S. dollar, euro, British pound		110	110	Sep-2023
Chinese renminbi	U.S. dollar, Canadian dollar		11	11	Jan-2023
Total forward contracts		310	298	608

U.S. dollar	euro	298	181	479	Nov-2027
Euro	U.S. dollar	300	188	488	Jun-2026
Total currency swaps		598	369	967
Total currency derivatives		$908	$667	$1,575

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	December 31, 2022	December 31, 2021	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$11	$(1)	$11
Cross-Currency Swaps	11	2
Total	$22	$1	$11

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	2022	2021	2020
Derivatives Designated as Cash Flow Hedges
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$10,156	$8,945	$7,106
Cost of sales	9,393	8,108	6,485
Other income (expense), net	22	32	22
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Net sales			1
Cost of sales	(7)	(9)	18
Other income (expense), net	(6)	(5)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(43)	(45)	99

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

	2022	2021	2020
Derivatives Not Designated as Hedging Instruments
(Gain) or loss recognized in income
Foreign currency forward contracts
Cost of sales	$—	$1	$—
Other income (expense), net	$(13)	$—	$(6)

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

Note 15.  Commitments and Contingencies

Product liabilities — Accrued product liability costs were de minimis and $2 at  December 31, 2022 and 2021. Amounts recognized as recoverable from third parties were de minimis and $13 at December 31, 2022 and 2021. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $8 and $10 at  December 31, 2022 and 2021. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	2022	2021	2020
Balance, beginning of period	$107	$98	$101
Amounts accrued for current period sales	44	38	35
Adjustments of prior estimates	6	11	1
Settlements of warranty claims	(46)	(28)	(42)
Divestitures		(10)
Currency impact	(3)	(2)	3
Balance, end of period	$108	$107	$98

Note 17.  Income Taxes

Income tax expense —

	2022	2021	2020
Current
U.S. federal and state	$19	$(31)	$14
Non-U.S.	112	104	79
Total current	131	73	93

Deferred
U.S. federal and state	160	54	(23)
Non-U.S.	(7)	(55)	(12)
Total deferred	153	(1)	(35)
Total expense	$284	$72	$58

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income before income taxes —

	2022	2021	2020
U.S. operations	$(343)	$(170)	$(128)
Non-U.S. operations	312	414	115
Earnings (loss) before income taxes	$(31)	$244	$(13)

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

GILTI Policy Elections — The SEC staff has indicated that a company should make and disclose certain policy elections related to accounting for global intangible low-taxed income (GILTI). As to whether we will recognize deferred taxes for basis differences expected to reverse as GILTI or account for the effect of GILTI as a period cost when incurred, we intend to account for the tax effect of GILTI as a period cost. As to the realizability of the tax benefit provided by net operating losses, we are electing to utilize the tax law ordering approach. Recent macroeconomic factors have resulted in losses in the United States. A valuation allowance has been provided for deferred tax assets where GILTI is not a source of income; however, the GILTI tax law ordering approach provides positive evidence for certain other deferred tax assets without a valuation allowance.

Foreign income repatriation — We continue to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the amount and source of these earnings, as well as the expected means through which those earnings may be taxed. We recognized net benefit of $1 in 2022, net expense of nil in 2021 and net expense of $6 in 2020, related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $6, $8 and $9 during 2022, 2021 and 2020 related to the actual transfer of funds to the U.S. The unrecognized tax liability associated with the operations in which we are permanently reinvested is $6 at December 31, 2022.

The earnings of our certain non-U.S. subsidiaries may be repatriated to the U.S. in the form of repayments of intercompany borrowings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $1,023 at the end of 2022. Included in this amount are intercompany loans and related interest accruals with an equivalent value of $19 which are denominated in a foreign currency and considered to be permanently invested.

Effective tax rate reconciliation —

	2022		2021		2020
	$	%	$	%	$	%
U.S. federal income tax rate	(7)	21	51	21	(3)	21

Adjustments resulting from:
State and local income taxes, net of federal benefit	(6)	19			6	(46)
Non-U.S. income / expense	(2)	7	15	6	(5)	39
Credits and tax incentives	(27)	87	1		(55)	423
U.S. foreign derived intangible income			(1)		(24)	185
U.S. tax and withholding tax on non-US earnings	42	(135)	14	6	20	(154)
Intercompany sale of certain operating assets	(1)	3	(1)		27	(207)
Settlement and return adjustments	(7)	23	5	2	3	(23)
Enacted change in tax rates	(4)	13	(5)	(2)	(2)	15
Mexican non-deductible cost of goods sold					17	(130)
Goodwill impairment	47	(151)			8	(61)
Miscellaneous items	(6)	19	(7)	(3)	6	(46)
Valuation allowance adjustments	255	(822)			60	(462)
Effective income tax rate	284	(916)	72	30	58	(446)

During 2022, we recognized tax expense of $240 to record valuation allowance in the U.S., which includes $189 on U.S. federal credits and attributes and $51 related to U.S. state attributes. In addition, we recorded a tax benefit of $32 to adjust U.S. tax credits. A pre-tax goodwill impairment charge of $191 with an associated income tax benefit of $2 was also recorded.

During 2021, we recognized tax expense of $46 to record valuation allowance in the U.S. due to reduced income projections. We also recognized tax benefit of $46 for the release of valuation allowances in several foreign jurisdictions based on recent history of profitability and increased income projections. The contrast of these two positions is representative of the jurisdictional mix of results and relative attributes. We also recognized tax expense of $18 related to the expiration of federal tax credits.

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

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.

	2022	2021
Net operating loss carryforwards	$181	$187
Postretirement benefits, including pensions	49	71
Research and development costs	208	169
Expense accruals	49	77
Other tax credits recoverable	241	218
Capital loss carryforwards	51	56
Inventory reserves	32	25
Postemployment and other benefits	4	4
Intangibles		1
Leasing activities	69	55
Other	71	26
Total	955	889
Valuation allowances	(512)	(258)
Deferred tax assets	443	631

Unremitted earnings	(9)	(10)
Intangibles	(1)
Depreciation	(66)	(74)
Deferred tax liabilities	(76)	(84)
Net deferred tax assets	$367	$547

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating loss (NOL), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at  December 31, 2022. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration
Net operating losses
U.S. state	$55	$(55)	Various	2023
Brazil	11	(5)	Unlimited
France	6		Unlimited
Australia	20		Unlimited
Italy	19	(18)	Unlimited
Germany	4	(4)	Unlimited
Sweden	1		Unlimited
South Africa	2	(2)	Unlimited
U.K.	15	(6)	Unlimited
Canada	43	(41)	20	2026
India	1		8	2028
China	4	(4)	5	2023
Total	$181	$(135)

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets related to capital loss carryforwards of $51 which are fully offset with valuation allowances at  December 31, 2022. We also have deferred tax assets of $241 related to other credit carryforwards which are largely offset with $236 of valuation allowances at  December 31, 2022. The capital losses can generally be carried forward indefinitely while the other credits are generally available for 10 to 20 years.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements, are recognized as components of income tax expense or benefit. Interest of $7 and $6 was accrued on the uncertain tax positions at  December 31, 2022 and 2021, with no net impact to tax expense in 2021.

Reconciliation of gross unrecognized tax benefits —

	2022	2021	2020
Balance, beginning of period	$126	$104	$119
Decrease related to expiration of statute of limitations	(6)	(5)	(5)
Decrease related to prior years tax positions	(43)	(2)	(1)
Increase related to prior years tax positions	7	16	3
Increase related to current year tax positions	18	13	9
Decrease related to settlements			(21)
Balance, end of period	$102	$126	$104

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

Note 18.  Other Income (Expense), Net

	2022	2021	2020
Non-service cost components of pension and OPEB costs	$(7)	$(10)	$(10)
Government assistance	8
Foreign exchange gain	4	2	8
Strategic transaction expenses	(8)	(13)	(20)
Gain (loss) on investment in Hyliion		(20)	33
Loss on disposal group held for sale		(7)
Loss on de-designation of fixed-to-fixed cross currency swaps		(9)
Gain on sale leaseback		66
Other, net	25	23	11
Other income (expense), net	$22	$32	$22

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

We had previously entered into fixed-to-fixed cross currency swaps as a hedge against our June 2026 Notes. In June 2021, we redeemed all of the June 2026 Notes and de-designated the fixed-to-fixed cross currency swaps. See Note 14 for additional information.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $7 and $8 recorded in other current assets and $28 and $38 recorded in other noncurrent assets at December 31, 2022 and December 31, 2021.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $48 and $34 at  December 31, 2022 and  December 31, 2021. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

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

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	2022	2021	2020
Light Vehicle
North America	$2,976	$2,698	$2,228
Europe	403	424	346
South America	217	167	108
Asia Pacific	494	484	356
Total	$4,090	$3,773	$3,038

Commercial Vehicle
North America	$987	$752	$693
Europe	274	259	192
South America	524	389	221
Asia Pacific	194	132	79
Total	$1,979	$1,532	$1,185

Off-Highway
North America	$361	$290	$252
Europe	1,939	1,680	1,260
South America	17	14	11
Asia Pacific	629	609	443
Total	$2,946	$2,593	$1,966

Power Technologies
North America	$599	$490	$429
Europe	443	473	411
South America	30	20	18
Asia Pacific	69	64	59
Total	$1,141	$1,047	$917

Total
North America	$4,923	$4,230	$3,602
Europe	3,059	2,836	2,209
South America	788	590	358
Asia Pacific	1,386	1,289	937
Total	$10,156	$8,945	$7,106

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

Segment information —

		Inter-
	External	Segment	Segment	Capital		Net
2022	Sales	Sales	EBITDA	Spend	Depreciation	Assets
Light Vehicle	$4,090	$166	$158	$201	$175	$1,331
Commercial Vehicle	1,979	110	43	67	32	708
Off-Highway	2,946	64	404	73	101	1,278
Power Technologies	1,141	28	94	64	32	389
Eliminations and other		(368)		35	25	104
Total	$10,156	$—	$699	$440	$365	$3,810

2021
Light Vehicle	$3,773	$166	$274	$154	$175	$1,492
Commercial Vehicle	1,532	100	48	53	31	941
Off-Highway	2,593	67	353	75	102	1,342
Power Technologies	1,047	23	123	39	36	389
Eliminations and other		(356)		48	21	161
Total	$8,945	$—	$798	$369	$365	$4,325

2020
Light Vehicle	$3,038	$104	$239	$131	$167	$1,432
Commercial Vehicle	1,185	70	40	39	32	796
Off-Highway	1,966	48	230	69	93	1,360
Power Technologies	917	19	94	38	32	360
Eliminations and other		(241)		49	21	146
Total	$7,106	$—	$603	$326	$345	$4,094

Net assets include accounts receivable, inventories, other current assets, goodwill, intangibles, investments in affiliates, other noncurrent assets, net property, plant and equipment, accounts payable and current accrued liabilities.

Reconciliation of segment EBITDA to consolidated net income (loss) —

	2022	2021	2020
Segment EBITDA	$699	$798	$603
Corporate expense and other items, net	1	(3)	(10)
Depreciation	(365)	(365)	(345)
Amortization	(23)	(24)	(20)
Non-service cost components of pension and OPEB costs	(7)	(10)	(10)
Restructuring charges, net	1		(34)
Stock compensation expense	(19)	(17)	(14)
Strategic transaction expenses	(8)	(13)	(20)
Amounts attributable to previously divested/closed operations	(2)	(2)	(1)
Gain (loss) on investment in Hyliion		(20)	33
Loss on disposal group held for sale		(7)
Loss on de-designation of fixed-to-fixed cross currency swaps		(9)
Gain on sale leaseback		66
Impairment of goodwill	(191)		(51)
Other items		1	(7)
Earnings before interest and income taxes	86	395	124
Loss on extinguishment of debt		(29)	(8)
Interest income	11	9	9
Interest expense	128	131	138
Earnings (loss) before income taxes	(31)	244	(13)
Income tax expense	284	72	58
Equity in earnings of affiliates	4	28	20
Net income (loss)	$(311)	$200	$(51)

Reconciliation of segment net assets to consolidated total assets —

	2022	2021
Segment net assets	$3,810	$4,325
Accounts payable and other current liabilities	2,383	2,099
Other current and long-term assets	1,256	1,208
Consolidated total assets	$7,449	$7,632

Geographic information — Of our 2022 consolidated net sales, the U.S., Italy, Brazil and India account for 46%, 15%, 6%, and 6%, respectively. No other country accounted for more than 5% of our consolidated net sales during 2022. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment.

	Net Sales			Long-Lived Assets
	2022	2021	2020	2022	2021	2020
North America
United States	$4,668	$4,035	$3,404	$994	$981	$957
Other North America	255	195	198	151	114	106
Total	4,923	4,230	3,602	1,145	1,095	1,063
Europe
Italy	1,535	1,356	993	211	225	252
Other Europe	1,524	1,480	1,216	400	401	442
Total	3,059	2,836	2,209	611	626	694
South America
Brazil	606	451	264	88	80	87
Other South America	182	139	94	21	16	10
Total	788	590	358	109	96	97
Asia Pacific
India	554	458	276	174	200	198
Other Asia Pacific	832	831	661	154	182	199
Total	1,386	1,289	937	328	382	397
Total	$10,156	$8,945	$7,106	$2,193	$2,199	$2,251

Sales to major customers — Ford and Stellantis N.V. were the only individual customers to whom sales have exceeded 10% of our consolidated sales in the past three years. Sales to Ford were $1,978 (19%) in 2022, $1,729 (19%) in 2021 and $1,456 (20%) in 2020. Sales to Stellantis N.V. (via a directed supply relationship) were $1,166 (11%) in 2022, $1,068 (12%) in 2021 and $871 (12%) in 2020.

Note 21. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housing and driveshafts).

Dividends received from equity affiliates were $32, $18 and $27 in 2022, 2021 and 2020.

Equity method investments exceeding $5 at  December 31, 2022 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$70
ROC-Spicer, Ltd. (ROC-Spicer)	50%	21
Axles India Limited (AIL)	48%	11
Tai Ya Investment (HK) Co., Limited (Tai Ya)	50%	5
All others as a group		5
Investments in equity affiliates		112
Investments in affiliates carried at cost		24
Investments in affiliates		$136

Our equity method investment in ROC-Spicer and Tai Ya are included in the net assets of our Light Vehicle operating segment. Our equity method investments in DDAC and AIL are included in the net assets of our Commercial Vehicle operating segment.

The carrying value of our equity method investments at  December 31, 2022 was $5 more than our share of the affiliates’ book values. The basis differences relate to our DDAC and ROC-Spicer investments and are primarily attributable to goodwill and property, plant and equipment.

Dana Incorporated

Schedule II

Valuation and Qualifying Accounts and Reserves

(In millions)

Amounts deducted from assets in the balance sheets —

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Accounts Receivable - Allowance for Doubtful Accounts
2022	$7	$4	$—	$—	$11
2021	$7	$—	$—	$—	$7
2020	$9	$—	$(1)	$(1)	$7

Inventory Reserves
2022	$87	$23	$(13)	$(4)	$93
2021	$82	$16	$(7)	$(4)	$87
2020	$64	$30	$(14)	$2	$82

Deferred Tax Assets - Valuation Allowance
2022	$258	$255	$—	$(1)	$512
2021	$259	$—	$—	$(1)	$258
2020	$190	$60	$—	$9	$259

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

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Board Leadership Structure," "Succession Planning,” “Information About the Nominees,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2023, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Nonqualified Deferred Compensation at Fiscal Year-End” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2023, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2023, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information at December 31, 2022 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2.6	$16.19	5.7
Equity compensation plans not approved by security holders
Total	2.6	$16.19	5.7

________________________________________

Notes:

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2022.

(2)

Calculated without taking into account the 2.6 shares of common stock subject to outstanding restricted stock and performance share units that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2023, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Registered Public Accounting Firm" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2023, which section is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		10-K Pages
(a) List of documents filed as a part of this report:
1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	29
	Consolidated Statement of Operations	31
	Consolidated Statement of Comprehensive Income	32
	Consolidated Balance Sheet	33
	Consolidated Statement of Cash Flows	34
	Consolidated Statement of Stockholders' Equity	35
	Notes to the Consolidated Financial Statements	36
2.	Financial Statement Schedule:
	Valuation and Qualifying Accounts and Reserves (Schedule II)	69
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits

No.	Description
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

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
4.2	Indenture, dated as of January 28, 2011 among Dana and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
4.3	Fourth Supplemental Indenture, dated as November 20, 2019, with respect to the Indenture, dated as of January 28, 2011, between Dana Holding Corporation and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 20, 2019, and incorporated herein by reference.
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

10.18	Amendment No. 4 to Credit and Guaranty Agreement and Amendment No. 2 to Security Agreement, dated as of April 16, 2020, among Dana Incorporated, Dana International Luxembourg S.à.r.l., the guarantors party thereto, Citibank, N.A. as administrative agent, and the lenders party thereto. Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.19	Amendment No. 5 to Credit and Guaranty Agreement and Amendment No. 3 to Security Agreement, dated as of March 25, 2021, among Dana Incorporated, Dana International Luxembourg S.à. r.l., the guarantors party thereto, Citibank, N.A. as administrative agent, and the lenders party thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 29, 2021, and incorporated herein by reference.
10.20	Director Nomination and Appointment Agreement, dated as of January 7, 2022, by and among the Icahn Group and Dana Incorporated. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 7, 2022, and incorporated herein by reference.
21	List of Consolidated Subsidiaries of Dana Incorporated. Filed with this Report.
23	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.
101

The following materials from Dana Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	February 21, 2023	By:	/s/ James K. Kamsickas
James K. Kamsickas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 21st day of February 2022 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

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