Form 10-Q
period 2023-03-31
DANA INC
filed 2023-04-28
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2023

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

There were 144,330,117 shares of the registrant’s common stock outstanding at April 14, 2023.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$2,644	$2,480
Costs and expenses
Cost of sales	2,415	2,283
Selling, general and administrative expenses	140	130
Amortization of intangibles	3	4
Restructuring charges, net	1	(1)
Other income (expense), net	5	2
Earnings before interest and income taxes	90	66
Interest income	4	2
Interest expense	34	31
Earnings before income taxes	60	37
Income tax expense	30	18
Equity in earnings of affiliates	1	1
Net income	31	20
Less: Noncontrolling interests net income	4	4
Less: Redeemable noncontrolling interests net loss	(1)	(1)
Net income attributable to the parent company	$28	$17

Net income per share available to common stockholders
Basic	$0.19	$0.12
Diluted	$0.19	$0.12

Weighted-average common shares outstanding
Basic	143.9	144.2
Diluted	144.3	145.3

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2023	2022
Net income	$31	$20
Other comprehensive income (loss), net of tax:
Currency translation adjustments	25	39
Hedging gains and losses	15	(4)
Defined benefit plans	1	1
Other comprehensive income	41	36
Total comprehensive income	72	56
Less: Comprehensive income attributable to noncontrolling interests	(4)	(4)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		1
Comprehensive income attributable to the parent company	$68	$53

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$401	$425
Accounts receivable
Trade, less allowance for doubtful accounts of $13 in 2023 and $11 in 2022	1,624	1,374
Other	248	202
Inventories	1,723	1,609
Other current assets	237	219
Total current assets	4,233	3,829
Goodwill	262	259
Intangibles	197	201
Deferred tax assets	405	397
Other noncurrent assets	106	123
Investments in affiliates	138	136
Operating lease assets	319	311
Property, plant and equipment, net	2,233	2,193
Total assets	$7,893	$7,449

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$321	$52
Current portion of long-term debt	32	8
Accounts payable	1,919	1,838
Accrued payroll and employee benefits	210	214
Taxes on income	72	54
Current portion of operating lease liabilities	35	36
Other accrued liabilities	287	277
Total current liabilities	2,876	2,479
Long-term debt, less debt issuance costs of $21 in 2023 and $22 in 2022	2,328	2,348
Noncurrent operating lease liabilities	282	277
Pension and postretirement obligations	301	298
Other noncurrent liabilities	242	249
Total liabilities	6,029	5,651
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	206	195
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,330,117 and 143,366,482 shares outstanding	2	2
Additional paid-in capital	2,237	2,229
Retained earnings	333	321
Treasury stock, at cost (447,594 and zero shares)	(8)
Accumulated other comprehensive loss	(961)	(1,001)
Total parent company stockholders' equity	1,603	1,551
Noncontrolling interests	55	52
Total equity	1,658	1,603
Total liabilities, redeemable noncontrolling interests and equity	$7,893	$7,449

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net income	$31	$20
Depreciation	92	91
Amortization	5	6
Amortization of deferred financing charges	1	1
Earnings of affiliates, net of dividends received	(1)	(1)
Stock compensation expense	6	4
Deferred income taxes	(8)	(25)
Pension expense, net		(1)
Change in working capital	(304)	(211)
Other, net	8	(5)
Net cash used in operating activities	(170)	(121)
Investing activities
Purchases of property, plant and equipment	(120)	(116)
Proceeds from sale of property, plant and equipment	2	2
Purchases of marketable securities		(5)
Proceeds from sales of marketable securities		2
Net cash used in investing activities	(118)	(117)
Financing activities
Net change in short-term debt	269	278
Proceeds from long-term debt		2
Repayment of long-term debt	(2)	(3)
Deferred financing payments	(2)
Dividends paid to common stockholders	(15)	(14)
Repurchases of common stock		(25)
Distributions to noncontrolling interests	(1)	(1)
Contributions from redeemable noncontrolling interests	10	2
Payments to acquire noncontrolling interests		(3)
Other, net	(4)	(7)
Net cash provided by financing activities	255	229
Net decrease in cash, cash equivalents and restricted cash	(33)	(9)
Cash, cash equivalents and restricted cash – beginning of period	442	287
Effect of exchange rate changes on cash balances	10	2
Cash, cash equivalents and restricted cash – end of period (Note 4)	$419	$280

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$72	$74

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Goodwill and Other Intangible Assets

3.	Restructuring of Operations

4.	Supplemental Balance Sheet and Cash Flow Information

5.	Stockholders' Equity

6.	Redeemable Noncontrolling Interests

7.	Earnings per Share

8.	Stock Compensation

9.	Pension and Postretirement Benefit Plans

10.	Financing Agreements

11.	Fair Value Measurements and Derivatives

12.	Commitments and Contingencies

13.	Warranty Obligations

14.	Income Taxes

15.	Other Income (Expense), Net

16.	Revenue from Contracts with Customers

17.	Segments

18.	Equity Affiliates

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Form 10-K). Certain prior year amounts have been reclassified to conform to the current presentation.

On January 1, 2023 we adopted Accounting Standards Update (ASU) 2022-04, Supplier Finance Programs which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. Adoption of this new standard did not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. Certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from Dana to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. Dana is not a party to the arrangements between the suppliers and the financial institutions. Dana’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. Dana's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. As of  March 31, 2023 and December 31, 2022, we had $62 and $81, respectively, of confirmed obligations presented as accounts payable within total current liabilities on the consolidated balance sheet.

We also adopted the following standard during the first three months of 2023, which did not have a material impact on our financial statements or financial statement disclosures:

Standard		Effective Date
ASU 2021-08	Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	January 1, 2023

Note 2. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by segment —

Off-Highway
Balance, December 31, 2022	$259
Currency impact	3
Balance, March 31, 2023	$262

Components of other intangible assets —

		March 31, 2023			December 31, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$157	$(118)	$39	$156	$(116)	$40
Trademarks and trade names	13	29	(14)	15	29	(13)	16
Customer relationships	8	500	(429)	71	498	(425)	73
Non-amortizable intangible assets
Trademarks and trade names		72		72	72		72
		$758	$(561)	$197	$755	$(554)	$201

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  March 31, 2023 were as follows: Light Vehicle — $16, Commercial Vehicle — $64, Off-Highway — $112 and Power Technologies — $5.

Amortization expense related to amortizable intangible assets —

	Three Months Ended
	March 31,
	2023	2022
Charged to cost of sales	$2	$2
Charged to amortization of intangibles	3	4
Total amortization	$5	$6

Note 3. Restructuring of Operations

Our restructuring activities have historically included rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations and reducing overhead costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, December 31, 2022	$2	$—	$2
Charges to restructuring		1	1
Cash payments		(1)	(1)
Balance, March 31, 2023	$2	$—	$2

At March 31, 2023, the accrued employee termination benefits include costs to reduce approximately 100 employees to be completed over the next year.

Note 4. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	March 31, 2023	December 31, 2022
Raw materials	$708	$679
Work in process and finished goods	1,109	1,023
Inventory reserves	(94)	(93)
Total	$1,723	$1,609

Cash, cash equivalents and restricted cash at —

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$401	$425	$259	$268
Restricted cash included in other current assets	7	7	9	9
Restricted cash included in other noncurrent assets	11	10	12	10
Total cash, cash equivalents and restricted cash	$419	$442	$280	$287

Note 5. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first quarter of 2023. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Under the program, we spent $25 to repurchase 1,483,742 shares of our common stock during the first quarter of 2022 through open market transactions. Approximately $102 remained available for future share repurchases as of March 31, 2023.

Changes in equity —

2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2022	$2	$2,229	$321	$—	$(1,001)	$52	$1,603
Net income			28			4	32
Other comprehensive income					40		40
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		8					8
Stock withheld for employees taxes				(8)			(8)
Balance, March 31, 2023	2	2,237	333	(8)	(961)	55	1,658

2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2021	$2	$2,427	$662	$(184)	$(985)	$53	$1,975
Net income			17			4	21
Other comprehensive income					36		36
Common stock dividends and dividend equivalents			(14)				(14)
Common stock repurchases				(25)			(25)
Distributions to noncontrolling interests						(1)	(1)
Purchases of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		4					4
Stock withheld for employees taxes				(7)			(7)
Balance, March 31, 2022	2	2,431	664	(216)	(949)	55	1,987

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2023	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(895)	$21	$(127)	$(1,001)
Currency translation adjustments	24			24
Holding gains and losses		16		16
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(1)		(1)
Other comprehensive income	24	15	1	40
Balance, March 31, 2023	(871)	36	(126)	(961)

	Parent Company Stockholders
2022	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(809)	$4	$(180)	$(985)
Currency translation adjustments	39			39
Holding gains and losses		19		19
Reclassification of amount to net income (a)		(22)		(22)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			2	2
Tax expense		(1)	(1)	(2)
Other comprehensive income (loss)	39	(4)	1	36
Balance, March 31, 2022	(770)	—	(179)	(949)

(a) Realized gains and losses from currency-related forward contracts associated with forecasted transactions or from other derivative instruments treated as cash flow hedges are reclassified from AOCI into the same line item in the consolidated statement of operations in which the underlying forecasted transaction or other hedged item is recorded. See Note 11 for additional details.

(b) See Note 9 for additional details.

Note 6. Redeemable Noncontrolling Interests

Hydro-Québec owns a 45% redeemable noncontrolling interest in Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC. The terms of the joint venture agreement provide Hydro-Québec with the right to put all, and not less than all, of its ownership interests in Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC to Dana at fair value.

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income (loss) items and distributions or the redemption value. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. We estimate the fair value of the redemption value using an income based approach based on discounted cash flow projections. In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rates and terminal growth rates.

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended
	March 31,
	2023	2022
Balance, beginning of period	$195	$198
Capital contribution from redeemable noncontrolling interest	10	2
Adjustment to redemption value	1	1
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(1)	(1)
Other comprehensive income attributable to redeemable noncontrolling interests	1
Balance, end of period	$206	$200

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended
	March 31,
	2023	2022
Net income available to common stockholders - Numerator basic and diluted	$28	$17

Denominator:
Weighted-average common shares outstanding - Basic	143.9	144.2
Employee compensation-related shares, including stock options	0.4	1.1
Weighted-average common shares outstanding - Diluted	144.3	145.3

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.2 million and 0.4 million CSEs from the calculation of diluted earnings per share for the first quarters of 2023 and 2022 as the effect of including them would have been anti-dilutive.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2023.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	1.1	$18.56
PSUs	0.6	$19.57

* Weighted-average per share

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. For the portion of the award based on financial metrics, we estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the awards are not dividend protected. For the portion of the award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 4.28% was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield of 2.5% was calculated using our historical approach calculated by dividing the expected annual dividend by the average stock price over the prior year. The estimated volatility of 67.0% was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date.

During 2023, we paid $5 of cash to settle RSUs and issued 1.2 million shares of common stock based on the vesting of RSUs. We recognized stock compensation expense of $6 and $4 during the first quarters of 2023 and 2022, respectively. At March 31, 2023, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $44. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension				OPEB
	2023		2022		2023	2022
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$7	$3	$4	$2	$1	$—
Expected return on plan assets	(8)	(1)	(7)	(1)
Service cost		1		2
Amortization of net actuarial loss	2		2	1	(1)	(1)
Net periodic benefit cost (credit)	$1	$3	$(1)	$4	$—	$(1)

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 10. Financing Agreements

Long-term debt at —

	Interest Rate		March 31, 2023	December 31, 2022
Senior Notes due April 15, 2025	5.750%	*	$400	$400
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		352	348
Senior Notes due September 1, 2030	4.250%		400	400
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			79	80
Debt issuance costs			(21)	(22)
			2,360	2,356
Less: Current portion of long-term debt			32	8
Long-term debt, less debt issuance costs			$2,328	$2,348

*

In conjunction with the issuance of the April 2025 Notes we entered into 8-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 11 for additional information.

Interest on the senior notes is payable semi-annually. Other indebtedness includes a $25 note payable to the former shareholders of SME S.p.A., borrowings from various financial institutions and finance lease obligations.

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

Credit agreement — On March 14, 2023, we amended our credit and guaranty agreement, extending its maturity to March 14, 2028. We recorded deferred fees of $2 related to the amendment. The deferred fees are being amortized over the life of the Revolving Facility. Deferred financing costs on our Revolving Facility are included in other noncurrent assets.

The Revolving Facility is guaranteed by all of our wholly-owned domestic subsidiaries subject to certain exceptions (the guarantors) and are secured by a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

Advances under the Revolving Facility bear interest at a floating rate based on, at our option, the base rate or the Term Secured Overnight Financing Rate ("SOFR") (each as described in the credit agreement) plus a margin as set forth below:

	Margin
Total Net Leverage Ratio	Base Rate	SOFR Rate
Less than or equal to 1.00:1.00	0.25%	1.25%
Greater than 1.00:1.00 but less than or equal to 2.00:1.00	0.50%	1.50%
Greater than 2.00:1.00	0.75%	1.75%

Commitment fees are applied based on the average daily unused portion of the available amounts under the Revolving Facility as set forth below:

Total Net Leverage Ratio	Commitment Fee
Less than or equal to 1.00:1.00	0.250%
Greater than 1.00:1.00 but less than or equal to 2.00:1.00	0.375%
Greater than 2.00:1.00	0.500%

Up to $275 of the Revolving Facility may be applied to letters of credit, which reduces availability. We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable margin for SOFR rate advances based on a quarterly average availability under issued and undrawn letters of credit under the Revolving Facility and a per annum fronting fee of 0.125%, payable quarterly.

At  March 31, 2023, we had $295 of outstanding borrowings under the Revolving Facility and had utilized $16 for letters of credit. We had availability at March 31, 2023 under the Revolving Facility of $839 after deducting outstanding borrowings and the letters of credit.

Debt covenants — At March 31, 2023, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 11. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	March 31, 2023	December 31, 2022
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$40	$26
Cash flow hedges	Other accrued liabilities	2	4	4
Undesignated	Accounts receivable - Other	2	3	2
Undesignated	Other accrued liabilities	2	5	7
Currency swaps
Cash flow hedges	Other noncurrent assets	2	15	17
Undesignated	Other noncurrent liabilities	2	11	11

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		March 31, 2023		December 31, 2022
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,310	$2,038	$2,304	$2,010

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

The following fixed-to-fixed cross-currency swaps were outstanding at March 31, 2023:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Notional Amount	Traded Amount	Inflow Rate	Outflow Rate
April 2025 Notes	Payable	$400	5.75%	$300	€278	5.75%	3.85%
Luxembourg Intercompany Notes	Receivable	€278	3.70%	€278	$300	5.38%	3.70%
Undesignated 2026 Swap				$188	€169	6.50%	5.14%
Undesignated Offset 2026 Swap				€169	$188	3.13%	6.50%

The designated swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the underlying designated financial instruments. Based on our qualitative assessment that the critical terms of the underlying designated financial instruments and the associated swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As effective cash flow hedges, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying designated financial instruments. See Note 10 for additional information about the April 2025 Notes. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $697 at March 31, 2023 and $608 at December 31, 2022. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $972 at March 31, 2023 and $967 at December 31, 2022.

The following currency derivatives were outstanding at March 31, 2023:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Thai baht	$168	$12	$180	Mar-2024
Euro	U.S. dollar, Australian dollar, Canadian dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Norwegian krone, New Zealand dollar, Swedish krona, Singapore dollar, South African rand	174	77	251	Sep-2027
British pound	U.S. dollar, euro	2	5	7	Sep-2023
South African rand	U.S. dollar, euro, Thai baht		11	11	May-2023
Canadian dollar	U.S. dollar		8	8	Apr-2023
Brazilian real	U.S. dollar, euro	72	17	89	Mar-2024
Indian rupee	U.S. dollar, euro, British pound		137	137	Jun-2024
Chinese renminbi	U.S. dollar, euro, Canadian dollar		13	13	Apr-2023
Australian dollar	U.S. dollar, euro		1	1	Apr-2023
Total forward contracts		416	281	697

U.S. dollar	euro	301	183	484	Nov-2027
Euro	U.S. dollar	300	188	488	Jun-2026
Total currency swaps		601	371	972
Total currency derivatives		$1,017	$652	$1,669

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	March 31, 2023	December 31, 2022	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$24	$11	$24
Cross-Currency Swaps	14	11
Total	$38	$22	$24

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended
	March 31,
Derivatives Designated as Cash Flow Hedges	2023	2022
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$2,644	$2,480
Cost of sales	2,415	2,283
Other income (expense), net	5	2
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(5)	(1)
Other income (expense), net	(2)	(2)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	7	(19)

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

	Three Months Ended
	March 31,
Derivatives Not Designated as Hedging Instruments	2023	2022
Gain or (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$(1)	$—
Other income (expense), net	$3	$(6)

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

Note 12. Commitments and Contingencies

Product liabilities — Accrued product liability costs were de minimis at March 31, 2023 and de minimis at December 31, 2022. Amounts recognized as recoverable from third parties were de minimis at March 31, 2023 and de minimis at December 31, 2022. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $7 at March 31, 2023 and $8 at December 31, 2022. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended
	March 31,
	2023	2022
Balance, beginning of period	$108	$107
Amounts accrued for current period sales	10	10
Adjustments of prior estimates	8	(4)
Settlements of warranty claims	(17)	(13)
Currency impact	(1)
Balance, end of period	$108	$100

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

We reported income tax expense of $30 and $18 for the first quarter of 2023 and 2022, respectively. Our effective tax rates were 50% and 49% for the first quarter of 2023 and 2022. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Note 15. Other Income (Expense), Net

	Three Months Ended
	March 31,
	2023	2022
Non-service cost components of pension and OPEB costs	$(3)	$—
Government assistance	1
Foreign exchange gain	4	3
Strategic transaction expenses	(1)	(4)
Other, net	4	3
Other income (expense), net	$5	$2

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in 2023 and 2022 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

Note 16. Revenue from Contracts with Customers

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $7 and $7 recorded in other current assets and $27 and $28 recorded in other noncurrent assets at March 31, 2023 and December 31, 2022.

Certain of our customer contracts include rebate incentives. We estimate expected rebates and accrue the corresponding refund liability, as a reduction of revenue, at the time covered product is sold to the customer based on anticipated customer purchases during the rebate period and contractual rebate percentages. Refund liabilities are included in other accrued liabilities on our consolidated balance sheet. We provide standard fitness for use warranties on the products we sell, accruing for estimated costs related to product warranty obligations at time of sale. See Note 13 for additional information.

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $50 and $48 at March 31, 2023 and December 31, 2022. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended
	March 31,
	2023	2022
Light Vehicle
North America	$640	$712
Europe	132	105
South America	53	45
Asia Pacific	137	123
Total	$962	$985

Commercial Vehicle
North America	$287	$229
Europe	81	70
South America	103	116
Asia Pacific	51	48
Total	$522	$463

Off-Highway
North America	$97	$83
Europe	573	504
South America	4	4
Asia Pacific	168	153
Total	$842	$744

Power Technologies
North America	$159	$141
Europe	134	122
South America	8	7
Asia Pacific	17	18
Total	$318	$288

Total
North America	$1,183	$1,165
Europe	920	801
South America	168	172
Asia Pacific	373	342
Total	$2,644	$2,480

Note 17. Segments

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

Segment information —

	2023			2022
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$962	$52	$49	$985	$48	$31
Commercial Vehicle	522	32	17	463	30	10
Off-Highway	842	17	118	744	20	100
Power Technologies	318	8	23	288	7	29
Eliminations and other		(109)			(105)
Total	$2,644	$—	$207	$2,480	$—	$170

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended
	March 31,
	2023	2022
Segment EBITDA	$207	$170
Corporate expense and other items, net	(3)
Depreciation	(92)	(91)
Amortization	(5)	(6)
Non-service cost components of pension and OPEB costs	(3)
Restructuring charges, net	(1)	1
Stock compensation expense	(6)	(4)
Strategic transaction expenses	(1)	(4)
Distressed supplier costs	(8)
Other items	2
Earnings before interest and income taxes	90	66
Interest income	4	2
Interest expense	34	31
Earnings before income taxes	60	37
Income tax expense	30	18
Equity in earnings of affiliates	1	1
Net income	$31	$20

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts).

Equity method investments at March 31, 2023 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$70
ROC-Spicer, Ltd.	50%	21
Axles India Limited	48%	12
Tai Ya Investment (HK) Co., Limited	50%	5
All others as a group		6
Investments in equity affiliates		114
Investments in affiliates carried at cost		24
Investments in affiliates		$138

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

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions  (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At March 31, 2023, we employed approximately 42,800 people and operated in 31 countries.

External sales by operating segment for the periods ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023		2022
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$962	36.4%	$985	39.7%
Commercial Vehicle	522	19.7%	463	18.7%
Off-Highway	842	31.9%	744	30.0%
Power Technologies	318	12.0%	288	11.6%
Total	$2,644		$2,480

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the COVID pandemic, we temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our $200 common stock share repurchase program. With the impacts of the COVID pandemic largely behind us we resumed the declaration and payment of quarterly common stock dividends during the first quarter of 2021. In addition, we resumed the repurchase of common shares using $25 and $23 of cash to repurchase common shares under the program in 2022 and 2021, respectively. The share repurchase program expires on December 31, 2023, and $102 remains available for future share repurchases as of March 31, 2023.

Financing actions — We have taken advantage of competitive debt markets, eliminating our secured debt and extending and restructuring our senior note maturity schedule. Our current portfolio of unsecured senior notes is structured such that no more than $400 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. We have a $1,150 revolving credit facility that matures on March 14, 2028. See Note 10 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Acquisitions

Over the past several years we have actively grown our electric vehicle capabilities through multiple acquisitions, positioning us to deliver complete e-Propulsion systems with in-house electrodynamics. Our acquisitions of TM4 Inc. (TM4), S.M.E. S.p.A. (SME), Prestolite E-Propulsion Systems (Beijing) Limited (PEPS), Ashwoods Innovations Limited (Ashwoods), Oerlikon Drive Systems, Nordresa Motors, Inc., Rational Motion GmbH and Pi Innovo Holding Limited have enhanced our portfolio of core technologies including e-motors, power inverters, software and controls, and advance mechatronics. Our strategic partner, Hydro-Québec, owns 45% redeemable noncontrolling interests in the Dana TM4 joint venture entities. See Note 6 to our consolidated financial statements in Item 8 for additional information.

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

Foreign currency — With 58% of our first quarter 2023 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 52% of our first quarter 2023 non-U.S. sales, while India, Brazil and China accounted for 11%, 8% and 7%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies including the euro, Indian rupee, Chinese renminbi and South African rand, weakened against the U.S. dollar in the first quarter of 2023, decreasing sales by $75.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first quarter of 2023 of approximately $39 are 1% of our consolidated sales and our net asset exposure related to Argentina was approximately $48, including $19 of net fixed assets, at March 31, 2023. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Higher commodity prices decreased year-over-year earnings by $447 in 2022. Material recovery pricing actions increased year-over-year earnings by $446 in 2022. Lower commodity prices increased earnings during the first quarter of 2023 by $8. Material cost recovery pricing actions increased earnings in the first quarter of 2023 by $5.

Sales, Earnings and Cash Flow Outlook

	2023 Outlook	2022	2021
Sales	$10,350 - $10,850	$10,156	$8,945
Adjusted EBITDA	$750 - $850	$700	$795
Net cash provided by operating activities	$510 - $560	$649	$158
Purchases of property, plant and equipment	~5% of sales	$440	$369
Free Cash Flow	$0 - $50	$209	$(211)

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

Our 2023 sales, adjusted EBITDA and free cash flow guidance ranges remain unchanged from those provided in February 2023. Our 2023 sales outlook is $10,350 to $10,850, reflecting a modest improvement in global market demand, continued material and inflationary cost recoveries and $300 of net new business backlog. At our current sales outlook for 2023, we expect full year 2023 adjusted EBITDA to approximate $750 to $850. Adjusted EBITDA Margin is expected to be 7.5% at the midpoint of our guidance range, a 60 basis-point improvement over 2022, reflecting higher margin net new business and the benefit of material cost recoveries as commodity costs begin to abate being partially offset by continued operational inefficiencies, driven by continuing global supply chain disruptions and customer order volatility, and increased investment to support our electrification strategy. We expect to generate free cash flow of approximately $25 at the midpoint of our guidance range reflecting the benefit of higher year-over-year adjusted EBITDA being largely offset by higher capital spending to support new business and our continued investment in our electrification strategy.

Summary Consolidated Results of Operations (First Quarter, 2023 versus 2022)

	Three Months Ended March 31,
	2023		2022
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,644		$2,480		$164
Cost of sales	2,415	91.3%	2,283	92.1%	132
Gross margin	229	8.7%	197	7.9%	32
Selling, general and administrative expenses	140	5.3%	130	5.2%	10
Amortization of intangibles	3		4		(1)
Restructuring charges, net	1		(1)		2
Other income (expense), net	5		2		3
Earnings before interest and income taxes	90		66		24
Interest income	4		2		2
Interest expense	34		31		3
Earnings before income taxes	60		37		23
Income tax expense	30		18		12
Equity in earnings of affiliates	1		1		—
Net income	31		20		11
Less: Noncontrolling interests net income	4		4		—
Less: Redeemable noncontrolling interests net loss	(1)		(1)		—
Net income attributable to the parent company	$28		$17		$11

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	March 31,			Amount of Change Due To
	2023	2022	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,183	$1,165	$18	$(1)	$—	$19
Europe	920	801	119	(47)		166
South America	168	172	(4)	(1)		(3)
Asia Pacific	373	342	31	(26)		57
Total	$2,644	$2,480	$164	$(75)	$—	$239

Sales in 2023 were $164 higher than in 2022. Weaker international currencies decreased sales by $75, principally due to a weaker euro, Indian rupee, South African rand and Chinese renminbi. The organic sales increase of $239, or 10%, resulted from improved global construction/mining equipment markets, improved commercial vehicle demand primarily in North America and Europe, higher global light-vehicle engine production and the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $110.

The North America organic sales increase of 2% was driven principally by stronger light-, medium- and heavy-duty truck production volumes, higher light-vehicle engine production levels and the conversion of sales backlog, partially offset by a full-frame light-truck customer program that ended in 2022. First quarter 2023 full-frame light-truck production was up 4% while light-vehicle engine production was up 13% compared to the first quarter of 2022. Year-over-year Class 8 truck production was up 17% while Classes 5-7 truck production was up 8%. Excluding currency effects, sales in Europe were up 21% compared with 2022. With our significant Off-Highway presence in the region, a stronger construction/mining equipment market was a major factor. Organic sales in this operating segment were up 18% compared with the first quarter of 2022. Excluding currency effects, first quarter sales in South America were comparable to 2022 reflecting relative stability in the region. Excluding currency effects, sales in Asia Pacific increased 17% compared to 2022 due to a stronger construction/mining market and higher light-truck sales despite overall light-truck production volumes being flat year-over-year.

Cost of sales and gross margin — Cost of sales for the first quarter of 2023 increased $132, or 6%, when compared to 2022. Cost of sales as a percent of sales was 80 basis points lower than in the previous year. Incremental margins provided by increased sales volumes, material cost savings of $29, lower commodity costs of $8, lower premium freight of $7 and lower spending on electrification initiatives of $7 were partially offset by non-material inflationary cost impacts of $96, higher warranty expense of $12, higher program launch costs of $9 and operational inefficiencies primarily attributed to continued global supply chain disruptions and frequent customer order changes made with little to no advance notification. Commodity cost are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $229 for the first quarter of 2023 increased $32 from 2022. Gross margin as a percent of sales was 8.7% in the first quarter of 2023, 80 basis points higher than in 2022. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating slightly during the first quarter of 2023, gross margin was positively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2023 were $140 (5.3% of sales) as compared to $130 (5.2% of sales) in 2022. SG&A expenses were $10 higher in 2023 primarily due to higher salaried employee wages and incentive compensation, increased software technology investments and travel expenses.

Amortization of intangibles — Amortization expense was $3 in 2023 and $4 in 2022. See Note 2 for additional information.

Restructuring charges, net — Net restructuring charges were $1 in the first quarter of 2023 and ($1) in the first quarter of 2022. See Note 3 for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	March 31,
	2023	2022
Non-service cost components of pension and OPEB costs	$(3)	$-
Government assistance	1
Foreign exchange gain	4	3
Strategic transaction expenses	(1)	(4)
Other, net	4	3
Other income (expense), net	$5	$2

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in 2023 and 2022 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

Interest income and interest expense — Interest income was $4 in 2023 and $2 in 2022. Interest expense increased from $31 in 2022 to $34 in 2023, due to higher average debt levels and higher interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.0% in 2023 and 4.6% in 2022.

Income tax expense — We reported income tax expense of $30 and $18 for 2023 and 2022, respectively. Our effective tax rates were 50% and 49% for the first quarter of 2023 and 2022. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $1 in both 2023 and 2022. Net earnings from DDAC were de minimis in 2023 and $1 in 2022.

Segment Results of Operations (2023 versus 2022)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$985	$31	3.1%
Volume and mix	(30)	(9)
Performance	27	30
Currency effects	(20)	(3)
2023	$962	$49	5.1%

Light Vehicle sales in the first quarter of 2023, exclusive of currency effects, were comparable to 2022 with lower volumes due to a customer program ending in 2022 being partially offset by generally stronger global light-truck markets and the benefit of net customer pricing and cost recovery actions. Year-over-year North America full-frame light-truck production increased 4% while light-truck production in Europe and South America increased 16% and 15%, respectively. Light-truck production in Asia Pacifica was comparable with the same period last year. Net customer pricing and cost recovery actions increased year-over-year sales by $27.

Light Vehicle first-quarter segment EBITDA increased by $18 compared to the prior year. Lower sales volumes decreased year-over-year earnings by $9 (30% decremental margin). The year-over-year performance-related earnings increase was driven by net customer pricing and cost recovery actions of $27, commodity cost decreases of $23, operational efficiencies of $18, material cost savings of $9, lower premium freight costs of $1 and lower spending on electrification initiatives of $1. Partially offsetting these performance-related earnings increases were inflationary cost increases of $36, higher warranty expense of $7, higher program launch costs of $4 and higher incentive compensation expense of $2.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$463	$10	2.2%
Volume and mix	43	7
Performance	23	2
Currency effects	(7)	(2)
2023	$522	$17	3.3%

Commercial Vehicle sales in the first quarter of 2023, exclusive of currency effects, were 14% higher than 2022 reflecting improved North America and Europe markets, conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year North America Class 8 production was up 17% while Classes 5-7 were up 8% in this year's first quarter. Year-over-year medium/heavy-truck production in Europe was up 13% while production in South America and Asia Pacific were down 34% and 10%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $23.

Commercial Vehicle first-quarter segment EBITDA increased by $7 compared to the prior year. Higher sales volumes increased year-over-year earnings by $7 (16% incremental margin). The year-over-year performance-related earnings increase was driven by net customer pricing and cost recovery actions of $23, material cost savings of $9, lower spending on electrification initiatives of $9 and lower premium freight costs of $3. Partially offsetting these performance-related earnings increases were operational inefficiencies of $28, inflationary cost increases of $8, commodity cost increases of $2, higher program launch costs of $2, higher warranty expense of $1 and higher incentive compensation expense of $1.

Off-Highway

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$744	$100	13.4%
Volume and mix	90	23
Performance	47	1
Currency effects	(39)	(6)
2023	$842	$118	14.0%

Off-Highway sales in the first quarter of 2023, exclusive of currency effects, were 18% higher than 2022 reflecting improved global construction/mining equipment markets, conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year global construction/mining equipment production increased 11% while agricultural equipment markets were relatively stable with production decreasing 2%. Net customer pricing and cost recovery actions increased year-over-year sales by $47.

Off-Highway first-quarter segment EBITDA increased by $18 compared to the prior year. Higher sales volumes increased year-over-year earnings by $23 (26% incremental margin). The year-over-year performance-related earnings increase was driven by net customer pricing and cost recovery actions of $47, material cost savings of $8 and lower premium freight costs of $3. Partially offsetting these performance-related earnings increases were inflationary cost increases of $40, commodity cost increases of $6, operational inefficiencies of $6, higher warranty expense of $4 and higher incentive compensation expense of $1.

Power Technologies

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$288	$29	10.1%
Volume and mix	26	4
Performance	13	(9)
Currency effects	(9)	(1)
2023	$318	$23	7.2%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in the first quarter of 2023, exclusive of currency effects, were 14% higher than 2022 reflecting improved global markets, conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year North America, Europe and South America light-vehicle engine production was up 13%, 9% and 5%, respectively. Year-over-year Asia Pacific light-vehicle engine production was down 2%. Net customer pricing and cost recovery actions increased year-over-year sales by $13.

Power Technologies first-quarter segment EBITDA decreased by $6 compared to the prior year. Higher sales volumes increased year-over-year earnings by $4 (15% incremental margin). The year-over-year performance-related earnings decrease was driven by inflationary cost increases of $10, commodity cost increases of $7, operational inefficiencies of $4, higher program launch costs of $3 and higher incentive compensation expense of $1. Partially offsetting these performance-related earnings decreases were net customer pricing and cost recovery actions of $13 and material cost savings of $3.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended
	March 31,
	2023	2022
Net income	$31	$20
Equity in earnings of affiliates	1	1
Income tax expense	30	18
Earnings before income taxes	60	37
Depreciation and amortization	97	97
Restructuring charges, net	1	(1)
Interest expense, net	30	29
Distress supplier costs	8
Other*	8	8
Adjusted EBITDA	$204	$170
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

The following table reconciles net cash flows provided by (used in) operating activities to free cash flow.

	Three Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(170)	$(121)
Purchases of property, plant and equipment	(120)	(116)
Free cash flow	(290)	(237)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at March 31, 2023:

Cash and cash equivalents	$401
Less: Deposits supporting obligations	(1)
Available cash	400
Additional cash availability from Revolving Facility	839
Total liquidity	$1,239

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had availability of $839 at March 31, 2023 under the Revolving Facility after deducting $295 of outstanding borrowings and $16 of outstanding letters of credit.

The components of our March 31, 2023 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$32	$255	$287
Cash and cash equivalents held as deposits		1	1
Cash and cash equivalents held at less than wholly-owned subsidiaries	9	104	113
Consolidated cash balance	$41	$360	$401

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

On March 14, 2023, we amended our credit and guaranty agreement, extending its maturity to March 14, 2028.

At March 31, 2023, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Three Months Ended
	March 31,
	2023	2022
Cash used for changes in working capital	$(304)	$(211)
Other cash provided by operations	134	90
Net cash used in operating activities	(170)	(121)
Net cash used in investing activities	(118)	(117)
Net cash provided by financing activities	255	229
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33)	$(9)

Operating activities — Exclusive of working capital, other cash provided by operations was $134 in 2023 and $90 in 2022. The year-over-year increase is primarily attributable to higher operating earnings.

Working capital used cash of $304 and $211 in 2023 and 2022. Cash of $270 and $325 was used to finance receivables in 2023 and 2022, respectively. The use of cash to finance receivables in both periods is primarily driven by normal seasonality, with first quarter sales exceeding prior year fourth quarter sales due to the impact of annual fourth quarter holidays. Cash of $104 and $63 was used to fund higher inventory levels in 2023 and 2022, respectively. Increases in accounts payable and other net liabilities provided cash of $70 and $177 in 2023 and 2022, respectively.

Investing activities — Expenditures for property, plant and equipment were $120 and $116 during 2023 and 2022. The increase in capital spending during 2023 is in support of awarded next generation programs and new business. During 2022, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2023 and 2022, we had net borrowings of $270 and $265 on our Revolving Facility. During 2023, we paid financing costs of $2 to amend our credit and guaranty agreement, extending the Revolving Facility maturity to March 14, 2028. We used cash of $15 and $14 for dividend payments to common stockholders during 2023 and 2022. We used cash of $25 to repurchase common shares under our share repurchase program during 2022. Distributions to noncontrolling interests totaled $1 in both 2023 and 2022. Hydro-Québec made cash contributions to Dana TM4 of $10 in 2023 and $2 in 2022.

Off-Balance Sheet Arrangements

There have been no material changes at March 31, 2023 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2022 Form 10-K.

Contractual Obligations

 There have been no other material changes in our contractual obligations from those disclosed in Item 7 of our 2022 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2022 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2022 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the three months ended March 31, 2023. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first three months of 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2022 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2022 Form 10-K for a more complete understanding of the matters covered by the certifications.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $102 remained available under the program for future share repurchases as of March 31, 2023. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the first quarter of 2023.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	April 28, 2023	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer