Form 10-Q
period 2023-06-30
DANA INC
filed 2023-07-28
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2023

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

There were 144,336,808 shares of the registrant’s common stock outstanding at July 14, 2023.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$2,748	$2,586	$5,392	$5,066
Costs and expenses
Cost of sales	2,477	2,403	4,892	4,686
Selling, general and administrative expenses	144	130	284	260
Amortization of intangibles	4	3	7	7
Restructuring charges, net	3	1	4
Other income (expense), net	4	10	9	12
Earnings before interest and income taxes	124	59	214	125
Loss on extinguishment of debt	(1)		(1)
Interest income	5	2	9	4
Interest expense	39	32	73	63
Earnings before income taxes	89	29	149	66
Income tax expense	55	18	85	36
Equity in earnings (loss) of affiliates	2	(1)	3
Net income	36	10	67	30
Less: Noncontrolling interests net income	5	3	9	7
Less: Redeemable noncontrolling interests net income (loss)	1	(1)		(2)
Net income attributable to the parent company	$30	$8	$58	$25

Net income per share available to common stockholders
Basic	$0.21	$0.06	$0.40	$0.17
Diluted	$0.21	$0.06	$0.40	$0.17

Weighted-average common shares outstanding
Basic	144.3	143.4	144.1	143.8
Diluted	144.4	143.7	144.3	144.6

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$36	$10	$67	$30
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(7)	(91)	18	(52)
Hedging gains and losses	3	1	18	(3)
Defined benefit plans		3	1	4
Other comprehensive income (loss)	(4)	(87)	37	(51)
Total comprehensive income (loss)	32	(77)	104	(21)
Less: Comprehensive income attributable to noncontrolling interests	(5)	(1)	(9)	(5)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		7		8
Comprehensive income (loss) attributable to the parent company	$27	$(71)	$95	$(18)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$484	$425
Accounts receivable
Trade, less allowance for doubtful accounts of $12 in 2023 and $11 in 2022	1,581	1,374
Other	288	202
Inventories	1,731	1,609
Other current assets	247	219
Total current assets	4,331	3,829
Goodwill	262	259
Intangibles	192	201
Deferred tax assets	425	397
Other noncurrent assets	106	123
Investments in affiliates	135	136
Operating lease assets	326	311
Property, plant and equipment, net	2,269	2,193
Total assets	$8,046	$7,449

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$35	$52
Current portion of long-term debt	32	8
Accounts payable	1,966	1,838
Accrued payroll and employee benefits	256	214
Taxes on income	95	54
Current portion of operating lease liabilities	35	36
Other accrued liabilities	301	277
Total current liabilities	2,720	2,479
Long-term debt, less debt issuance costs of $26 in 2023 and $22 in 2022	2,587	2,348
Noncurrent operating lease liabilities	287	277
Pension and postretirement obligations	306	298
Other noncurrent liabilities	252	249
Total liabilities	6,152	5,651
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	213	195
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,334,974 and 143,366,482 shares outstanding	2	2
Additional paid-in capital	2,244	2,229
Retained earnings	349	321
Treasury stock, at cost (449,505 and zero shares)	(8)
Accumulated other comprehensive loss	(964)	(1,001)
Total parent company stockholders' equity	1,623	1,551
Noncontrolling interests	58	52
Total equity	1,681	1,603
Total liabilities, redeemable noncontrolling interests and equity	$8,046	$7,449

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net income	$67	$30
Depreciation	186	182
Amortization	11	11
Amortization of deferred financing charges	3	3
Write-off of deferred financing costs	1
Earnings of affiliates, net of dividends received	(3)	29
Stock compensation expense	14	8
Deferred income taxes	(30)	(42)
Pension expense, net	2
Change in working capital	(172)	(84)
Other, net	7	(1)
Net cash provided by operating activities	86	136
Investing activities
Purchases of property, plant and equipment	(242)	(206)
Proceeds from sale of property, plant and equipment	2
Acquisition of business, net of cash acquired		(1)
Purchases of marketable securities		(13)
Proceeds from sales of marketable securities		10
Settlements of undesignated derivatives	(4)	(7)
Other, net	(1)	2
Net cash used in investing activities	(245)	(215)
Financing activities
Net change in short-term debt	(17)	214
Proceeds from long-term debt	458	2
Repayment of long-term debt	(204)	(5)
Deferred financing payments	(9)
Dividends paid to common stockholders	(29)	(29)
Repurchases of common stock		(25)
Distributions to noncontrolling interests	(3)	(2)
Contributions from redeemable noncontrolling interests	17	7
Payments to acquire noncontrolling interests		(4)
Other, net	(4)	(6)
Net cash provided by financing activities	209	152
Net increase in cash, cash equivalents and restricted cash	50	73
Cash, cash equivalents and restricted cash – beginning of period	442	287
Effect of exchange rate changes on cash balances	11	(20)
Cash, cash equivalents and restricted cash – end of period (Note 4)	$503	$340

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$75	$69

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

On January 1, 2023 we adopted Accounting Standards Update (ASU) 2022-04, Supplier Finance Programs which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. Adoption of this new standard did not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. Certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from Dana to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. Dana is not a party to the arrangements between the suppliers and the financial institutions. Dana’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. Dana's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. As of  June 30, 2023 and December 31, 2022, we had $65 and $81, respectively, of confirmed obligations presented as accounts payable within total current liabilities on the consolidated balance sheet.

We also adopted the following standard during the first six months of 2023, which did not have a material impact on our financial statements or financial statement disclosures:

Standard		Effective Date
ASU 2021-08	Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	January 1, 2023

Note 2. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by segment —

Off-Highway
Balance, December 31, 2022	$259
Currency impact	3
Balance, June 30, 2023	$262

Components of other intangible assets —

		June 30, 2023			December 31, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$158	$(121)	$37	$156	$(116)	$40
Trademarks and trade names	13	29	(15)	14	29	(13)	16
Customer relationships	8	501	(433)	68	498	(425)	73
Non-amortizable intangible assets
Trademarks and trade names		73		73	72		72
		$761	$(569)	$192	$755	$(554)	$201

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  June 30, 2023 were as follows: Light Vehicle — $15, Commercial Vehicle — $63, Off-Highway — $110 and Power Technologies — $4.

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Charged to cost of sales	$2	$2	$4	$4
Charged to amortization of intangibles	4	3	7	7
Total amortization	$6	$5	$11	$11

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

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, March 31, 2023	$2	$—	$2
Charges to restructuring	2	1	3
Cash payments	(2)	(1)	(3)
Balance, June 30, 2023	$2	$—	$2

Balance, December 31, 2022	$2	$—	$2
Charges to restructuring	2	2	4
Cash payments	(2)	(2)	(4)
Balance, June 30, 2023	$2	$—	$2

At June 30, 2023, the accrued employee termination benefits include costs to reduce less than approximately 100 employees to be completed over the next year.

Note 4. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	June 30, 2023	December 31, 2022
Raw materials	$710	$679
Work in process and finished goods	1,021	930
Total	$1,731	$1,609

Cash, cash equivalents and restricted cash at —

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$484	$425	$321	$268
Restricted cash included in other current assets	8	7	8	9
Restricted cash included in other noncurrent assets	11	10	11	10
Total cash, cash equivalents and restricted cash	$503	$442	$340	$287

Note 5. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first and second quarters of 2023. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Under the program, we spent $25 to repurchase 1,483,742 shares of our common stock during the first quarter of 2022 through open market transactions. Approximately $102 remained available for future share repurchases as of June 30, 2023.

Changes in equity —

2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2022	$2	$2,229	$321	$—	$(1,001)	$52	$1,603
Net income			28			4	32
Other comprehensive income					40		40
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		8					8
Stock withheld for employees taxes				(8)			(8)
Balance, March 31, 2023	2	2,237	333	(8)	(961)	55	1,658
Net income			30			5	35
Other comprehensive loss					(3)		(3)
Common stock dividends and dividend equivalents			(14)				(14)
Distributions to noncontrolling interests						(2)	(2)
Purchase of noncontrolling interests							—
Stock compensation		7					7
Balance, June 30, 2023	2	2,244	349	(8)	(964)	58	1,681

2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2021	$2	$2,427	$662	$(184)	$(985)	$53	$1,975
Net income			17			4	21
Other comprehensive income					36		36
Common stock dividends and dividend equivalents			(14)				(14)
Common stock repurchases				(25)			(25)
Distributions to noncontrolling interests						(1)	(1)
Purchases of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		4					4
Stock withheld for employees taxes				(7)			(7)
Balance, March 31, 2022	2	2,431	664	(216)	(949)	55	1,987
Net income			8			3	11
Other comprehensive loss					(79)	(2)	(81)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Purchases of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		4					4
Balance, June 30, 2022	2	2,435	656	(216)	(1,028)	54	1,903

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2023	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(895)	$21	$(127)	$(1,001)
Currency translation adjustments	24			24
Holding gains and losses		16		16
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(1)		(1)
Other comprehensive income	24	15	1	40
Balance, March 31, 2023	(871)	36	(126)	(961)
Currency translation adjustments	(6)			(6)
Holding gains and losses		10		10
Reclassification of amount to net income (a)		(7)		(7)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense			(1)	(1)
Other comprehensive income (loss)	(6)	3	—	(3)
Balance, June 30, 2023	(877)	39	(126)	(964)

	Parent Company Stockholders
2022	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(809)	$4	$(180)	$(985)
Currency translation adjustments	39			39
Holding gains and losses		19		19
Reclassification of amount to net income (a)		(22)		(22)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			2	2
Tax expense		(1)	(1)	(2)
Other comprehensive income (loss)	39	(4)	1	36
Balance, March 31, 2022	(770)	—	(179)	(949)
Currency translation adjustments	(83)			(83)
Holding gains and losses		42		42
Reclassification of amount to net income (a)		(39)		(39)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			4	4
Tax expense		(2)	(1)	(3)
Other comprehensive income	(83)	1	3	(79)
Balance, June 30, 2022	(853)	1	(176)	(1,028)

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance, beginning of period	$206	$200	$195	$198
Capital contribution from redeemable noncontrolling interest	7	5	17	7
Adjustment to redemption value		1	1	2
Comprehensive income (loss) adjustments:
Net income (loss) attributable to redeemable noncontrolling interests	1	(1)		(2)
Other comprehensive loss attributable to redeemable noncontrolling interests	(1)	(6)		(6)
Balance, end of period	$213	$199	$213	$199

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income available to common stockholders - Numerator basic and diluted	$30	$8	$58	$25

Denominator:
Weighted-average common shares outstanding - Basic	144.3	143.4	144.1	143.8
Employee compensation-related shares, including stock options	0.1	0.3	0.2	0.8
Weighted-average common shares outstanding - Diluted	144.4	143.7	144.3	144.6

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 2.0 million and 0.6 million CSEs from the calculation of diluted earnings per share for the second quarters of 2023 and 2022 and excluded 0.3 million and 0.4 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2023.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	1.2	$18.44
PSUs	0.6	$19.56

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

During 2023, we paid $5 of cash to settle RSUs and issued 1.2 million shares of common stock based on the vesting of RSUs. We recognized stock compensation expense of $8 and $4 during the second quarters of 2023 and 2022 and expense of $14 and $8 during the respective year-to-date periods. At June 30, 2023, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $39. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension				OPEB
	2023		2022		2023	2022
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$7	$3	$4	$1	$—	$1
Expected return on plan assets	(7)	(1)	(7)
Service cost		2		2
Amortization of net actuarial loss	2		2	2	(1)
Net periodic benefit cost (credit)	$2	$4	$(1)	$5	$(1)	$1

Six Months Ended June 30,
Interest cost	$14	$6	$8	$3	$1	$1
Expected return on plan assets	(15)	(2)	(14)	(1)
Service cost		3		4
Amortization of net actuarial loss	4		4	3	(2)	(1)
Net periodic benefit cost (credit)	$3	$7	$(2)	$9	$(1)	$-

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 10. Financing Agreements

Long-term debt at —

	Interest Rate		June 30, 2023	December 31, 2022
Senior Notes due April 15, 2025	5.750%	*	$200	$400
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		355	348
Senior Notes due September 1, 2030	4.250%		400	400
Senior Euro Notes due July 15, 2031	8.500%		464
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			76	80
Debt issuance costs			(26)	(22)
			2,619	2,356
Less: Current portion of long-term debt			32	8
Long-term debt, less debt issuance costs			$2,587	$2,348

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

Senior notes activity — On May 24, 2023, Dana Financing Luxembourg S.à.r.l. (Dana Financing), a wholly-owned subsidiary of Dana, completed the sale of €425 ($458 as of May 24, 2023) in senior unsecured notes ( July 2031 Notes) at 8.500%. The July 2031 Notes are fully and unconditionally guaranteed by Dana. The July 2031 Notes were issued through a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the Securities Act). The July 2031 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and, outside the United States, only to non-U.S. investors in reliance on Regulation S under the Securities Act. The July 2031 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2024. The July 2031 Notes will mature on July 15, 2031. Net proceeds of the offering totaled €419 ($451 as of May 24, 2023). Financing costs of €6 ($7 as of May 24, 2023) were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The proceeds from the offering were used to redeem $200 of our April 2025 Notes and to make payments against borrowings on our Revolving Facility. On June 9, 2023 we redeemed $200 of our April 2025 Notes at a price equal to 100.00% plus accrued and unpaid interest. The $1 loss on extinguishment of debt is comprised of the write-off of previously deferred financing costs associated with the April 2025 Notes.

Senior notes redemption provisions — We may redeem some or all of the senior notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on the anniversary date of the senior notes in the year set forth below:

	Redemption Price
	April	November	June	July	September	July	February
Year	2025 Notes	2027 Notes	2028 Notes	2029 Notes	2030 Notes	2031 Notes	2032 Notes
2022	101.438%	102.688%
2023	100.000%	101.344%	102.813%
2024	100.000%	100.000%	101.406%	101.500%
2025		100.000%	100.000%	100.750%
2026		100.000%	100.000%	100.000%	102.125%	104.250%
2027			100.000%	100.000%	101.417%	102.125%	102.250%
2028				100.000%	100.708%	100.000%	101.500%
2029					100.000%	100.000%	100.750%
2030						100.000%	100.000%
2031							100.000%

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

At any time prior to July 15, 2026, we may redeem up to 40% of the aggregate principal amount of the July 2031 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 108.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 50% of the aggregate principal amount of the July 2031 Notes remain outstanding after the redemption.  Prior to July 15, 2026, we may also redeem some or all of the July 2031 Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and the risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

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

At  June 30, 2023, we had no outstanding borrowings under the Revolving Facility but we had utilized $16 for letters of credit. We had availability at June 30, 2023 under the Revolving Facility of $1,134 after deducting the outstanding letters of credit.

Debt covenants — At June 30, 2023, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 11. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	June 30, 2023	December 31, 2022
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$47	$26
Cash flow hedges	Other accrued liabilities	2	7	4
Undesignated	Accounts receivable - Other	2	3	2
Undesignated	Other accrued liabilities	2	8	7
Currency swaps
Cash flow hedges	Other noncurrent assets	2	8	17
Undesignated	Other noncurrent liabilities	2	9	11

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		June 30, 2023		December 31, 2022
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,571	$2,348	$2,304	$2,010

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

We have executed fixed-to-fixed cross-currency swaps in conjunction with the issuance of certain notes to eliminate the variability in the functional-currency-equivalent cash flows due to changes in exchange rates associated with the forecasted principal and interest payments. All of the underlying designated financial instruments have been designated as the hedged items in each respective cash flow hedge relationship, as shown in the table below. Designated as cash flow hedges of the forecasted principal and interest payments of the underlying designated financial instruments, all of the swaps economically convert the underlying designated financial instruments into the functional currency of each respective holder. The impact of the interest rate differential between the inflow and outflow rates on fixed-to-fixed cross-currency swaps is recognized during each period as a component of interest expense for hedges of external debt and as a component of other income (expense), net for hedges of intercompany debt.

The following fixed-to-fixed cross-currency swaps were outstanding at June 30, 2023:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Notional Amount	Traded Amount	Inflow Rate	Outflow Rate
April 2025 Notes	Payable	$200	5.75%	$200	€185	5.75%	3.85%
Luxembourg Intercompany Notes	Receivable	€93	3.85%	$100	€93	5.75%	3.85%
Luxembourg Intercompany Notes	Receivable	€278	3.70%	€278	$300	5.38%	3.70%
Undesignated 2026 Swap				$188	€169	6.50%	5.14%
Undesignated Offset 2026 Swap				€169	$188	3.13%	6.50%

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $662 at June 30, 2023 and $608 at December 31, 2022. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $975 at June 30, 2023 and $967 at December 31, 2022.

The following currency derivatives were outstanding at June 30, 2023:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Thai baht	$170	$32	$202	Jun-2024
Euro	U.S. dollar, Australian dollar, Canadian dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Norwegian krone, New Zealand dollar, Swedish krona, South African rand	191	59	250	Sep-2027
British pound	U.S. dollar, euro	1	6	7	Sep-2023
South African rand	U.S. dollar, euro, Thai baht		13	13	Aug-2023
Canadian dollar	U.S. dollar		12	12	Jul-2023
Brazilian real	U.S. dollar, euro	54	15	69	Mar-2024
Indian rupee	U.S. dollar, euro, British pound		95	95	Jun-2024
Chinese renminbi	U.S. dollar, euro, Canadian dollar		10	10	Jul-2023
Australian dollar	U.S. dollar, euro		1	1	Jul-2023
Mexican peso	U.S. dollar		3	3	Jul-2023
Total forward contracts		416	246	662

U.S. dollar	euro	303	184	487	Nov-2027
Euro	U.S. dollar	300	188	488	Jun-2026
Total currency swaps		603	372	975
Total currency derivatives		$1,019	$618	$1,637

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	June 30, 2023	December 31, 2022	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$28	$11	$28
Cross-Currency Swaps	13	11
Total	$41	$22	$28

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Designated as Cash Flow Hedges	2023	2022	2023	2022
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$2,748	$2,586	$5,392	$5,066
Cost of sales	2,477	2,403	4,892	4,686
Other income (expense), net	4	10	9	12
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(8)	(1)	(13)	(2)
Other income (expense), net	(3)	(2)	(5)	(4)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	5	(36)	12	(55)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Not Designated as Hedging Instruments	2023	2022	2023	2022
Gain or (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$1	$1	$—	$1
Other income (expense), net	$(10)	$(3)	$(7)	$(9)

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

Note 12. Commitments and Contingencies

Product liabilities — Accrued product liability costs were de minimis at June 30, 2023 and de minimis at December 31, 2022. Amounts recognized as recoverable from third parties were de minimis at June 30, 2023 and de minimis at December 31, 2022. Payments made to claimants precede recovery of amounts from third parties, and may result in recoverable amounts in excess of the total liability. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $6 at June 30, 2023 and $8 at December 31, 2022. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance, beginning of period	$108	$100	$108	$107
Amounts accrued for current period sales	13	10	23	20
Adjustments of prior estimates			8	(4)
Settlements of warranty claims	(15)	(7)	(32)	(20)
Currency impact		(3)	(1)	(3)
Balance, end of period	$106	$100	$106	$100

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

We reported income tax expense of $55 and $18 for the second quarters of 2023 and 2022 and income tax expense of $85 and $36 for the respective year-to-date periods. Our effective tax rates were 57% and 55% for the first six months of 2023 and 2022. During the second quarter of 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions.  Excluding this item, the effective tax rate would have been 44% for the 2023 six-month period.  Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Note 15. Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Non-service cost components of pension and OPEB costs	$(3)	$(3)	$(6)	$(3)
Government assistance	7		8
Foreign exchange gain (loss)	(3)	1	1	4
Strategic transaction expenses	(1)	(1)	(2)	(5)
Other, net	4	13	8	16
Other income (expense), net	$4	$10	$9	$12

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $6 and $7 recorded in other current assets and $36 and $28 recorded in other noncurrent assets at June 30, 2023 and December 31, 2022.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $48 and $48 at June 30, 2023 and December 31, 2022. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Light Vehicle
North America	$728	$777	$1,368	$1,489
Europe	142	92	274	197
South America	59	49	112	94
Asia Pacific	137	110	274	233
Total	$1,066	$1,028	$2,028	$2,013

Commercial Vehicle
North America	$290	$252	$577	$481
Europe	83	71	164	141
South America	98	132	201	248
Asia Pacific	55	52	106	100
Total	$526	$507	$1,048	$970

Off-Highway
North America	$89	$95	$186	$178
Europe	593	513	1,166	1,017
South America	6	5	10	9
Asia Pacific	154	155	322	308
Total	$842	$768	$1,684	$1,512

Power Technologies
North America	$159	$150	$318	$291
Europe	129	111	263	233
South America	8	7	16	14
Asia Pacific	18	15	35	33
Total	$314	$283	$632	$571

Total
North America	$1,266	$1,274	$2,449	$2,439
Europe	947	787	1,867	1,588
South America	171	193	339	365
Asia Pacific	364	332	737	674
Total	$2,748	$2,586	$5,392	$5,066

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

Segment information —

	2023			2022
Three Months Ended June 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$1,066	$46	$66	$1,028	$40	$33
Commercial Vehicle	526	31	28	507	28	10
Off-Highway	842	16	131	768	17	100
Power Technologies	314	6	19	283	6	21
Eliminations and other		(99)			(91)
Total	$2,748	$—	$244	$2,586	$—	$164

Six Months Ended June 30,
Light Vehicle	$2,028	$98	$115	$2,013	$88	$64
Commercial Vehicle	1,048	63	45	970	58	20
Off-Highway	1,684	33	249	1,512	37	200
Power Technologies	632	14	42	571	13	50
Eliminations and other		(208)			(196)
Total	$5,392	$—	$451	$5,066	$—	$334

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Segment EBITDA	$244	$164	$451	$334
Corporate expense and other items, net	(1)	(2)	(4)	(2)
Depreciation	(94)	(91)	(186)	(182)
Amortization	(6)	(5)	(11)	(11)
Non-service cost components of pension and OPEB costs	(3)	(3)	(6)	(3)
Restructuring charges, net	(3)	(1)	(4)
Stock compensation expense	(8)	(4)	(14)	(8)
Strategic transaction expenses	(1)	(1)	(2)	(5)
Distressed supplier costs	(4)		(12)
Other items		2	2	2
Earnings before interest and income taxes	124	59	214	125
Loss on extinguishment of debt	(1)		(1)
Interest income	5	2	9	4
Interest expense	39	32	73	63
Earnings before income taxes	89	29	149	66
Income tax expense	55	18	85	36
Equity in earnings (loss) of affiliates	2	(1)	3	—
Net income	$36	$10	$67	$30

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts).

Equity method investments at June 30, 2023 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$66
ROC-Spicer, Ltd.	50%	22
Axles India Limited	48%	13
Tai Ya Investment (HK) Co., Limited	50%	4
All others as a group		6
Investments in equity affiliates		111
Investments in affiliates carried at cost		24
Investments in affiliates		$135

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

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions  (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At June 30, 2023, we employed approximately 42,800 people and operated in 31 countries.

External sales by operating segment for the periods ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$1,066	38.8%	$1,028	39.8%	$2,028	37.6%	$2,013	39.7%
Commercial Vehicle	526	19.2%	507	19.6%	1,048	19.5%	970	19.2%
Off-Highway	842	30.6%	768	29.7%	1,684	31.2%	1,512	29.8%
Power Technologies	314	11.4%	283	10.9%	632	11.7%	571	11.3%
Total	$2,748		$2,586		$5,392		$5,066

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the COVID pandemic, we temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our $200 common stock share repurchase program. With the impacts of the COVID pandemic largely behind us we resumed the declaration and payment of quarterly common stock dividends during the first quarter of 2021. In addition, we resumed the repurchase of common shares using $25 and $23 of cash to repurchase common shares under the program in 2022 and 2021, respectively. The share repurchase program expires on December 31, 2023, and $102 remains available for future share repurchases as of June 30, 2023.

Financing actions — We have taken advantage of competitive debt markets, eliminating our secured debt and extending and restructuring our senior note maturity schedule. Our current portfolio of unsecured senior notes is structured such that no more than $464 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. We have a $1,150 revolving credit facility that matures on March 14, 2028. See Note 10 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2022, production of Class-8 trucks in North America increased 24% over 2021 reflecting increased demand driven by strong transport and construction activity resulting from higher freight volumes and rates and increased fleet utilization levels. The strong demand was muted by continued global supply chain disruptions. The outlook for 2023 is for continued strong demand with production slightly above 2022 levels driven by solid order backlogs. Medium-duty truck production in North America experienced a modest 3% year-over-year increase from 2021 to 2022. The outlook for 2023 is for a slight increase in production over the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America declined 3% in 2022 as demand moderated following a significant ramp up in production in 2021 with the dissipation of the COVID pandemic in the region. The 2023 outlook for South America is for a 25% decrease in production from 2022, reflecting the impact of lower year-over-year demand resulting from higher borrowing rates and 2022 pre-buy activity in advance of transition to the Euro 6 emission standard. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, decreased 27% in 2022 compared to 2021 due to China experiencing COVID outbreaks in certain regions and India’s continued struggles to recover from the pandemic. The 2023 outlook for Asia Pacific is for a modest increase in production from the prior year driven by the market recovery in India gaining traction.

Off-highway markets — Our off-highway business has a large presence outside of North America, with 66% of its 2022 sales coming from products manufactured in Europe; however, a large portion of these products are utilized in vehicle production outside the region. The construction equipment segment of the off-highway market is closely related to global economic growth and infrastructure investment. The global construction equipment market continued to rebound in 2022 with production up 10% over the prior year. The outlook for 2023 is for continued modest growth. End-user investment in the mining equipment segment is driven by prices for commodity products produced by underground mining. The global mining equipment market has been mostly stable over the past several years as industry participants have maintained vehicle inventory levels to match commodity output, and this trend is expected to continue in 2023. The agriculture equipment market is the third of our key off-highway segments. Like the underground mining segment, investment in agriculture equipment is primarily driven by prices for farm commodities. Farm commodity price increases in 2022 spurred a 6% increase in agriculture equipment production. The outlook for 2023 is for global end-market demand to decrease slightly compared with the prior year.

Foreign currency — With 57% of our first half 2023 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 52% of our first half 2023 non-U.S. sales, while India, Brazil and China accounted for 10%, 8% and 8%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies including the euro, Indian rupee, Chinese renminbi and South African rand, weakened against the U.S. dollar in the first half of 2023, decreasing sales by $96.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first half of 2023 of approximately $83 are 2% of our consolidated sales and our net asset exposure related to Argentina was approximately $53, including $20 of net fixed assets, at June 30, 2023. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Higher commodity prices decreased year-over-year earnings by $447 in 2022. Material recovery pricing actions increased year-over-year earnings by $446 in 2022. Lower commodity prices increased earnings during the second quarter and first half of 2023 by $27 and $35, respectively. Material cost recovery pricing actions increased earnings in the second quarter and first half of 2023 by $10 and $15, respectively.

Sales, Earnings and Cash Flow Outlook

	2023 Outlook	2022	2021
Sales	$10,450 - $10,950	$10,156	$8,945
Adjusted EBITDA	$800 - $900	$700	$795
Net cash provided by operating activities	$560 - $610	$649	$158
Purchases of property, plant and equipment	~5% of sales	$440	$369
Free cash flow	$50 - $100	$209	$(211)

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

Our 2023 sales outlook is $10,450 to $10,950, reflecting a modest improvement in global market demand, continued material and inflationary cost recoveries and $300 of net new business backlog. At our current sales outlook for 2023, we expect full year 2023 adjusted EBITDA to approximate $800 to $900. Adjusted EBITDA Margin is expected to be 7.9% at the midpoint of our guidance range, a 100 basis-point improvement over 2022, reflecting higher margin net new business and the benefit of material cost recoveries as commodity costs begin to abate being partially offset by continued operational inefficiencies, driven by continuing global supply chain disruptions and customer order volatility, and increased investment to support our electrification strategy. We expect to generate free cash flow of approximately $75 at the midpoint of our guidance range reflecting the benefit of higher year-over-year adjusted EBITDA being largely offset by higher capital spending to support new business and our continued investment in our electrification strategy.

Summary Consolidated Results of Operations (Second Quarter, 2023 versus 2022)

	Three Months Ended June 30,
	2023		2022
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,748		$2,586		$162
Cost of sales	2,477	90.1%	2,403	92.9%	74
Gross margin	271	9.9%	183	7.1%	88
Selling, general and administrative expenses	144	5.2%	130	5.0%	14
Amortization of intangibles	4		3		1
Restructuring charges, net	3		1		2
Other income (expense), net	4		10		(6)
Earnings before interest and income taxes	124		59		65
Loss on extinguishment of debt	(1)				(1)
Interest income	5		2		3
Interest expense	39		32		7
Earnings before income taxes	89		29		60
Income tax expense	55		18		37
Equity in earnings (loss) of affiliates	2		(1)		3
Net income	36		10		26
Less: Noncontrolling interests net income	5		3		2
Less: Redeemable noncontrolling interests net loss	1		(1)		2
Net income attributable to the parent company	$30		$8		$22

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	June 30,			Amount of Change Due To
	2023	2022	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,266	$1,274	$(8)	$(1)	$—	$(7)
Europe	947	787	160			160
South America	171	193	(22)	(3)		(19)
Asia Pacific	364	332	32	(17)		49
Total	$2,748	$2,586	$162	$(21)	$—	$183

Sales in the second quarter of 2023 were $162 higher than in 2022. Weaker international currencies decreased sales by $21, principally due to a weaker South African rand, Indian rupee and Chinese renminbi, partially offset by a stronger euro. The organic sales increase of $183, or 7%, resulted from improved global construction/mining equipment markets, improved commercial vehicle demand primarily in North America and Europe, higher global light-truck and light-vehicle engine production and the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $126.

The North America organic sales decrease of 1% was driven principally by a full-frame light-truck customer program that ended in 2022, partially offset by stronger light- and heavy-duty truck production volumes, higher light-vehicle engine production levels and the conversion of sales backlog. Second quarter 2023 full-frame light-truck production was up 6% while light-vehicle engine production was up 18% compared to the second quarter of 2022. Year-over-year Class 8 truck production was up 11% while Classes 5-7 truck production was down 2%. Excluding currency effects, sales in Europe were up 20% compared with 2022. With our significant Off-Highway presence in the region, a stronger construction/mining equipment market was a major factor. Organic sales in this operating segment were up 10% compared with the second quarter of 2022. Sales in Europe also benefited from higher year-over-year light-truck and medium/heavy-truck production of 17% and 14%, respectively. Excluding currency effects, second quarter sales in South America were 10% lower than 2022 reflecting lower medium/heavy-truck production. Year-over-year South America medium/heavy-truck production was 30% lower than the second quarter of 2022. Excluding currency effects, sales in Asia Pacific increased 15% compared to 2022 due to a strong construction/mining equipment market and higher light-truck production volumes.

Cost of sales and gross margin — Cost of sales for the second quarter of 2023 increased $74, or 3%, when compared to 2022. Cost of sales as a percent of sales was 280 basis points lower than in the previous year. Incremental margins provided by increased sales volumes, material cost savings of $32, lower commodity costs of $27, lower premium freight of $14 and lower spending on electrification initiatives of $1 were partially offset by non-material inflationary cost impacts of $84, higher warranty expense of $2, higher program launch costs of $9 and operational inefficiencies primarily attributed to continued global supply chain disruptions and frequent customer order changes made with little to no advance notification. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $271 for the second quarter of 2023 increased $88 from 2022. Gross margin as a percent of sales was 9.9% in the second quarter of 2023, 280 basis points higher than in 2022. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating slightly during the second quarter of 2023, gross margin was positively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the second quarter of 2023 were $144 (5.2% of sales) as compared to $130 (5.0% of sales) in the second quarter of 2022. SG&A expenses were $14 higher in the second quarter of 2023 primarily due to higher salaried employee wages and incentive compensation and increased software technology investments.

Amortization of intangibles — Amortization expense was $4 in the second quarter of 2023 and $3 in the second quarter of 2022. See Note 2 for additional information.

Restructuring charges, net — Net restructuring charges were $3 in the second quarter of 2023 and $1 in the second quarter of 2022. See Note 3 for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	June 30,
	2023	2022
Non-service cost components of pension and OPEB costs	$(3)	$(3)
Government assistance	7
Foreign exchange gain (loss)	(3)	1
Strategic transaction expenses	(1)	(1)
Other, net	4	13
Other income (expense), net	$4	$10

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in the second quarter of 2023 and 2022 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

Loss on extinguishment of debt — On June 9, 2023 we redeemed $200 of our April 2025 Notes. The $1 loss on extinguishment of debt is comprised of the write-off of previously deferred financing costs associated with the April 2025 Notes. See Note 10 for additional information.

Interest income and interest expense — Interest income was $5 in the second quarter of 2023 and $2 in the second quarter of 2022. Interest expense increased from $32 in the second quarter of 2022 to $39 in the second quarter of 2023, due to higher average debt levels and higher interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.5% in the second quarter of 2023 and 4.6% in the second quarter of 2022.

Income tax expense — We reported income tax expense of $55 and $18 the second quarter of 2023 and 2022, respectively. Our effective tax rates were 62% and 62% for the second quarter of 2023 and 2022. During the second quarter of 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. Excluding this item, the effective tax rate would have been 40% for the second quarter of 2023. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings (loss) from equity investments was earnings of $2 in the second quarter of 2023 and a loss of $1 in the second quarter of 2022. Net earnings (loss) from DDAC were de minimis in the second quarter of 2023 and a loss of $3 in the second quarter of 2022.

Summary Consolidated Results of Operations (Year-to-Date, 2023 versus 2022)

	Six Months Ended June 30,
	2023		2022
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$5,392		$5,066		$326
Cost of sales	4,892	90.7%	4,686	92.5%	206
Gross margin	500	9.3%	380	7.5%	120
Selling, general and administrative expenses	284	5.3%	260	5.1%	24
Amortization of intangibles	7		7		—
Restructuring charges, net	4				4
Other income (expense), net	9		12		(3)
Earnings before interest and income taxes	214		125		89
Loss on extinguishment of debt	(1)				(1)
Interest income	9		4		5
Interest expense	73		63		10
Earnings before income taxes	149		66		83
Income tax expense	85		36		49
Equity in earnings of affiliates	3				3
Net income	67		30		37
Less: Noncontrolling interests net income	9		7		2
Less: Redeemable noncontrolling interests net loss			(2)		2
Net income attributable to the parent company	$58		$25		$33

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended
	June 30,			Amount of Change Due To
	2023	2022	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$2,449	$2,439	$10	$(2)	$-	$12
Europe	1,867	1,588	279	(47)		326
South America	339	365	(26)	(4)		(22)
Asia Pacific	737	674	63	(43)		106
Total	$5,392	$5,066	$326	$(96)	$-	$422

Sales in 2023 were $326 higher than in 2022. Weaker international currencies decreased sales by $96, principally due to a weaker euro, Indian rupee, South African rand and Chinese renminbi. The organic sales increase of $422, or 8%, resulted from improved global construction/mining equipment markets, improved commercial vehicle demand primarily in North America and Europe, higher global light-truck and light-vehicle engine production and the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $236.

The North America organic sales increase of 1% was driven principally by stronger light-, medium- and heavy-duty truck production volumes, higher light-vehicle engine production levels and the conversion of sales backlog, largely offset by a full-frame light-truck customer program that ended in 2022. First half 2023 full-frame light-truck production was up 5% while light-vehicle engine production was up 16% compared to the first half of 2022. Year-over-year Class 8 truck production was up 14% while Classes 5-7 truck production was up 7%. Excluding currency effects, sale in Europe were up 21% compared with 2022. With our significant Off-Highway presence in the region, a stronger construction/mining equipment market was a major factor. Organic sales in this operating segment were up 14% compared with the first half of 2022. Sales in Europe also benefited from higher year-over-year light-truck and medium/heavy-truck production of 20% and 19%, respectively. Excluding currency effects, first half sales in South America were 6% lower than 2022 reflecting lower medium/heavy-truck production. Year-over-year South America medium/heavy-truck production was 25% lower than the first half of 2022. Excluding currency effects, sales in Asia Pacific increased 16% compared to 2022 due to a strong construction/mining equipment market and higher light-truck production volumes.

Cost of sales and gross margin — Cost of sales for the first six months of 2023 increased $206, or 4%, when compared to 2022. Cost of sales as a percent of sales was 180 basis points lower than in the previous year. Incremental margins provided by increased sales volumes, material cost savings of $61, lower commodity costs of $35, lower premium freight of $21 and lower spending on electrification initiatives of $8 were partially offset by non-material inflationary cost impacts of $180, higher warranty expense of $14, higher program launch costs of $18 and operational inefficiencies primarily attributed to continued global supply chain disruptions and frequent customer order changes made with little to no advance notification. Commodity cost are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $500 for the first six months of 2023 increased $120 from 2022. Gross margin as a percent of sales was 9.3% in the first six months of 2023, 180 basis points higher than in 2022. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating slightly during the first half of 2023, gross margin was positively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2023 were $284 (5.3% of sales) as compared to $260 (5.1% of sales) in 2022. SG&A expenses were $24 higher in 2023 primarily due to higher salaried employee wages and incentive compensation, increased software technology investments and travel expenses.

Amortization of intangibles — Amortization expense was $7 in both 2023 and 2022. See Note 2 for additional information.

Restructuring charges, net — Net restructuring charges were $4 in the first six months of 2023. See Note 3 for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Six Months Ended
	June 30,
	2023	2022
Non-service cost components of pension and OPEB costs	$(6)	$(3)
Government assistance	8
Foreign exchange gain	1	4
Strategic transaction expenses	(2)	(5)
Other, net	8	16
Other income (expense), net	$9	$12

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

Loss on extinguishment of debt — On June 9, 2023 we redeemed $200 of our April 2025 Notes. The $1 loss on extinguishment of debt is comprised of the write-off of previously deferred financing costs associated with the April 2025 Notes. See Note 10 for additional information.

Interest income and interest expense — Interest income was $9 in 2023 and $4 in 2022. Interest expense increased from $63 in 2022 to $73 in 2023, due to higher average debt levels and higher interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.3% in 2023 and 4.6% in 2022.

Income tax expense — We reported income tax expense of $85 and $36 for 2023 and 2022, respectively. Our effective tax rates were 57% and 55% for the first six months of 2023 and 2022. During the second quarter of 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. Excluding this item, the effective tax rate would have been 44% for the 2023 six-month period. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $3 in 2023 and de minimis in 2022. Net earnings (loss) from DDAC was de minimis in 2023 and was a loss of $2 in 2022.

Segment Results of Operations (2023 versus 2022)

Light Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$1,028	$33	3.2%	$2,013	$64	3.2%
Volume and mix	4	2		(26)	(7)
Performance	48	33		75	63
Currency effects	(14)	(2)		(34)	(5)
2023	$1,066	$66	6.2%	$2,028	$115	5.7%

Light Vehicle sales in the second quarter of 2023, exclusive of currency effects, were 5% higher than 2022 reflecting stronger global markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions, partially offset by a customer program ending in 2022. Year-over-year North America full-frame light-truck production increased 6% in this year’s second quarter while light-truck production in Europe, South America and Asia Pacific increased 17%, 15% and 20%, respectively. Light Vehicle sales in the first half of 2023, exclusive of currency effects, were 2% higher than 2022 reflecting stronger global markets, the benefit of net customer pricing and cost recovery actions and the conversion of sales backlog, partially offset by a customer program ending in 2022. Year-over-year North America full-frame light-truck production increased 5% in this year’s first half while light-truck production in Europe, South America and Asia Pacific increased 20%, 17% and 13%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $48 and $75 in this year’s second quarter and first half, respectively.

Light Vehicle second-quarter and first-half 2023 segment EBITDA increased $33 and $51, respectively, from the comparable periods of 2022. Higher sales volumes provided a year-over-year earnings benefit of $2 (50% incremental margin) in the second quarter of 2023. Lower sales volumes decreased year-over-year earnings by $7 (27% decremental margin) in the first half of 2023. Year-over-year performance-related earnings increases in the second quarter were driven by net customer pricing and cost recovery actions of $48, commodity cost decreases of $21, material cost savings of $11 and lower premium freight costs of $5. Partially offsetting these performance-related earnings increases were inflationary cost increases of $38, operational inefficiencies of $5, higher program launch costs of $4, higher incentive compensation of $4 and higher spending on electrification initiatives of $1. The year-over-year performance-related earnings increases in the first half were driven by net customer pricing and cost recovery actions of $75, commodity cost decreases of $44, material cost savings of $20, operational efficiencies of $13 and lower premium freight costs of $6. Partially offsetting these performance-related earnings increases were inflationary cost increases of $74, higher program launch costs of $8, higher warranty expense of $7 and higher incentive compensation expense of $6.

Commercial Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$507	$10	2.0%	$970	$20	2.1%
Volume and mix	(3)	3		40	10
Performance	28	16		51	18
Currency effects	(6)	(1)		(13)	(3)
2023	$526	$28	5.3%	$1,048	$45	4.3%

Commercial Vehicle sales in the second quarter of 2023, exclusive of currency effects, were 5% higher than 2022 reflecting improved North America and Europe markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions, partially offset by a weaker South America market. Year-over-year North America Class 8 production was up 11% while Classes 5-7 was down 2% in this year’s second quarter. Year-over-year medium/heavy-truck production in Europe was up 14% while medium/heavy-truck production in South America was down 30%. Commercial Vehicle sales in the first half of 2023, exclusive of currency effects, were 9% higher than 2022 reflecting improved North America and Europe markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions, partially offset by a weaker South America market. Year-over-year North America Class 8 production was up 14% while Classes 5-7 was up 7% in this year’s first half. Year-over-year medium/heavy-truck production in Europe was up 19% while medium/heavy-truck production in South America was down 25%. Net customer pricing and cost recovery actions increased year-over-year sales by $28 and $51 in this year’s second quarter and first half, respectively.

Commercial Vehicle second-quarter and first-half 2023 segment EBITDA increased $18 and $25 from the comparable periods of 2022. Year-over-year second-quarter earnings improved $3 on lower sales volumes due to improved product mix. Higher sales volumes provided a year-over-year earnings benefit of $10 (25% incremental margin) in the first half of 2023. Year-over-year performance-related earnings increases in the second quarter were driven by net customer pricing and cost recovery actions of $28, material cost savings of $8, lower spending on electrification initiatives of $4 and lower premium freight costs of $3. Partially offsetting these performance-related earnings increases were operational inefficiencies of $9, inflationary cost increases of $7, higher program launch costs of $4, commodity cost increases of $3, higher incentive compensation expense of $3 and higher warranty costs of $1. Year-over-year performance-related earnings increases in the first half were driven by net customer pricing and cost recovery of $51, material cost savings of $17, lower spending on electrification initiatives $13 and lower premium freight costs of $6. Partially offsetting these performance-related earnings increases were operational inefficiencies of $37, inflationary cost increases of $15, higher program launch costs of $6, commodity cost increases of $5, higher incentive compensation expense of $4 and higher warranty costs of $2.

Off-Highway

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$768	$100	13.0%	$1,512	$200	13.2%
Volume and mix	38	9		128	32
Performance	36	23		83	24
Currency effects		(1)		(39)	(7)
2023	$842	$131	15.6%	$1,684	$249	14.8%

Off-Highway sales in the second quarter and first half of 2023, exclusive of currency effects, were 10% and 14%, respectively, higher than the same periods of 2022 reflecting strong global markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year global construction/mining equipment markets increased 11% while global agricultural equipment markets were relatively stable with production decreasing 2% in this year’s second quarter. Year-over-year global construction/mining equipment markets increased 11% while global agricultural equipment markets were relatively stable with production decreasing 2% in this year’s first half. Net customer pricing and cost recovery actions increased year-over-year sales by $36 and $83 in this year’s second quarter and first half, respectively.

Off-Highway second-quarter and first-half 2023 segment EBITDA increased $31 and $49, respectively, from the comparable periods of 2022. Higher sales volumes provided a year-over-year earnings benefit of $9 (24% incremental margin) and $32 (25% incremental margin) in the second quarter and first half of 2023, respectively. Year-over-year performance-related earnings increases in the second quarter were driven by net customer pricing and cost recovery actions of $36, material cost savings of $10, commodity cost decreases of $6 and lower premium freight costs of $4. Partially offsetting these performance-related earnings increases were inflationary cost increases of $24, operational inefficiencies of $4, higher incentive compensation expense of $3, higher warranty expenses of $1 and higher spending on electrification initiatives of $1. Year-over-year performance-related earnings increases in the first half were driven by net customer pricing and cost recovery actions of $83, material cost savings of $18 and lower premium freight costs of $7. Partially offsetting these performance-related earnings increases were inflationary cost increases of $64, operational inefficiencies of $10, higher warranty expenses of $5, higher incentive compensation expense of $4 and higher spending on electrification initiatives of $1.

Power Technologies

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$283	$21	7.4%	$571	$50	8.8%
Volume and mix	18	1		44	5
Performance	14	(3)		27	(12)
Currency effects	(1)			(10)	(1)
2023	$314	$19	6.1%	$632	$42	6.6%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in the second quarter and first half of 2023, exclusive of currency effects, were 11% and 12%, respectively, higher than the same periods of 2022 reflecting improved North America and Europe markets, the conversion of sale backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year North America light-vehicle engine production was up 18% and 16% compared to the second quarter and first half of 2022, respectively. Year-over-year Europe light-vehicle engine production was up 8% and 12% compared to the second quarter and first half of 2022, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $14 and $27 in this year’s second quarter and first half, respectively.

Power Technologies second-quarter and first-half 2023 segment EBITDA decreased $2 and $8, respectively, from the comparable periods of 2022. Higher sales volumes provided a year-over-year earnings benefit of $1 (6% incremental margin) and $5 (11% incremental margin) in the second quarter and first half of 2023, respectively. Year-over-year performance-related decreases in the second quarter were driven by inflationary cost increases of $11, operational inefficiencies of $9, higher incentive compensation expense of $2, higher spending on electrification initiatives of $2 and higher program launch costs of $1. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $14, commodity cost decreases of $3, material cost savings of $3 and lower premium freight costs of $2. Year-over-year performance-related decreases in the second half were driven by inflationary cost increases of $21, operational inefficiencies of $13, commodity cost increases of $4, higher program launch costs of $4, higher incentive compensation expense of $3 and higher spending on electrification initiatives of $2. Partially offsetting these performance-related decreases were net customer pricing and cost recovery actions of $27, material cost savings of $6 and lower premium freight costs of $2.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$36	$10	$67	$30
Equity in earnings (loss) of affiliates	2	(1)	3
Income tax expense	55	18	85	36
Earnings before income taxes	89	29	149	66
Depreciation and amortization	100	96	197	193
Restructuring charges, net	3	1	4
Interest expense, net	34	30	64	59
Loss on extinguishment of debt	1		1
Distress supplier costs	4		12
Other*	12	6	20	14
Adjusted EBITDA	$243	$162	$447	$332
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

The following table reconciles net cash flows provided by (used in) operating activities to free cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$256	$257	$86	$136
Purchases of property, plant and equipment	(122)	(90)	(242)	(206)
Free cash flow	134	167	(156)	(70)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at June 30, 2023:

Cash and cash equivalents	$484
Less: Deposits supporting obligations	—
Available cash	484
Additional cash availability from Revolving Facility	1,134
Total liquidity	$1,618

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted. Marketable securities are included as a component of liquidity as these investments can be readily liquidated at our discretion. We had availability of $1,134 at June 30, 2023 under the Revolving Facility after deducting $16 of outstanding letters of credit.

The components of our June 30, 2023 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$396	$396
Cash and cash equivalents held as deposits			-
Cash and cash equivalents held at less than wholly-owned subsidiaries	4	84	88
Consolidated cash balance	$4	$480	$484

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

At June 30, 2023, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Six Months Ended
	June 30,
	2023	2022
Cash used for changes in working capital	$(172)	$(84)
Other cash provided by operations	258	220
Net cash provided by operating activities	86	136
Net cash used in investing activities	(245)	(215)
Net cash provided by financing activities	209	152
Net increase in cash, cash equivalents and restricted cash	$50	$73

Operating activities — Exclusive of working capital, other cash provided by operations was $258 in 2023 and $220 in 2022. The year-over-year increase is primarily attributable to higher operating earnings in 2023, partially offset by lower year-over-year dividends received from equity-method investments of $29.

Working capital used cash of $172 and $84 in 2023 and 2022. Cash of $246 and $323 was used to finance receivables in 2023 and 2022, respectively. The use of cash to finance receivables in both periods is primarily driven by second quarter sales exceeding first quarter sales in both years. Cash of $107 and $85 was used to fund higher inventory levels in 2023 and 2022, respectively. Increases in accounts payable and other net liabilities provided cash of $181 and $324 in 2023 and 2022, respectively.

Investing activities — Expenditures for property, plant and equipment were $242 and $206 during 2023 and 2022. The increase in capital spending during 2023 is in support of awarded next generation programs and new business. During 2022, purchases of marketable securities were largely funded by proceeds from sales and maturities of marketable securities.

Financing activities — During 2023 and 2022, we had net repayments of $25 and net borrowings of $195 on our Revolving Facility. During 2023, we completed the issuance of €425 of our July 2031 Notes, paying financings costs of $7. Also during 2023, we redeemed $200 of our April 2025 Notes. During 2023, we paid financing costs of $2 to amend our credit and guaranty agreement, extending the Revolving Facility maturity to March 14, 2028. We used cash of $29 for dividend payments to common stockholders during both 2023 and 2022. We used cash of $25 to repurchase common shares under our share repurchase program during 2022. Distributions to noncontrolling interests totaled $3 in 2023 and $2 in 2022. Hydro-Québec made cash contributions to Dana TM4 of $17 in 2023 and $7 in 2022.

Off-Balance Sheet Arrangements

There have been no material changes at June 30, 2023 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2022 Form 10-K.

Contractual Obligations

On May 24, 2023, Dana Financing Luxembourg S.à.r.l. (Dana Financing), a wholly-owned subsidiary of Dana, completed the sale of €425 ($458 as of May 24, 2023) in senior unsecured notes (July 2031 Notes) at 8.500%. Interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2024. The July 2031 Notes will mature on July 15, 2031. On June 9, 2023 we redeemed $200 of our April 2025 Notes at a price equal to 100.00% plus accrued and unpaid interest. See Note 10 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2022 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2022 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the six months ended June 30, 2023. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first six months of 2023.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $102 remained available under the program for future share repurchases as of June 30, 2023. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the second quarter of 2023.

Item 5. Other Information

During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description

4.1	Indenture, dated as of May 24, 2023, among Dana Luxembourg Financing S.à r.l., Dana Incorporated, Computershare Trust Company, N.A., as trustee, and Elavon Financial Services DAC, as paying agent, registrar and transfer agent. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 24, 2023 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	July 28, 2023	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer