Form 10-Q
period 2023-09-30
DANA INC
filed 2023-10-27
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2023

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

There were144,338,152 shares of the registrant’s common stock outstanding at October 20, 2023.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$2,669	$2,535	$8,061	$7,601
Costs and expenses
Cost of sales	2,433	2,332	7,325	7,018
Selling, general and administrative expenses	126	114	410	374
Amortization of intangibles	3	3	10	10
Restructuring charges, net	17	(1)	21	(1)
Impairment of goodwill		(191)		(191)
Other income (expense), net	1	3	10	15
Earnings (loss) before interest and income taxes	91	(101)	305	24
Loss on extinguishment of debt			(1)
Interest income	5	2	14	6
Interest expense	41	32	114	95
Earnings (loss) before income taxes	55	(131)	204	(65)
Income tax expense	33	31	118	67
Equity in earnings (loss) of affiliates	3	(1)	6	(1)
Net income (loss)	25	(163)	92	(133)
Less: Noncontrolling interests net income	8	4	17	11
Less: Redeemable noncontrolling interests net loss	(2)	(79)	(2)	(81)
Net income (loss) attributable to the parent company	$19	$(88)	$77	$(63)

Net income (loss) per share available to common stockholders
Basic	$0.13	$(0.61)	$0.53	$(0.44)
Diluted	$0.13	$(0.61)	$0.53	$(0.44)

Weighted-average common shares outstanding
Basic	144.3	143.4	144.2	143.6
Diluted	144.7	143.4	144.5	143.6

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$25	$(163)	$92	$(133)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(24)	(82)	(6)	(134)
Hedging gains and losses	(21)	1	(3)	(2)
Defined benefit plans	(1)	1		5
Other comprehensive loss	(46)	(80)	(9)	(131)
Total comprehensive income (loss)	(21)	(243)	83	(264)
Less: Comprehensive income attributable to noncontrolling interests	(7)	(1)	(16)	(6)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	4	89	4	97
Comprehensive income (loss) attributable to the parent company	$(24)	$(155)	$71	$(173)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$421	$425
Accounts receivable
Trade, less allowance for doubtful accounts of $11 in 2023 and $11 in 2022	1,562	1,374
Other	292	202
Inventories	1,713	1,609
Other current assets	232	219
Total current assets	4,220	3,829
Goodwill	256	259
Intangibles	184	201
Deferred tax assets	437	397
Other noncurrent assets	128	123
Investments in affiliates	135	136
Operating lease assets	327	311
Property, plant and equipment, net	2,250	2,193
Total assets	$7,937	$7,449

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$37	$52
Current portion of long-term debt	31	8
Accounts payable	1,883	1,838
Accrued payroll and employee benefits	273	214
Taxes on income	85	54
Current portion of operating lease liabilities	38	36
Other accrued liabilities	323	277
Total current liabilities	2,670	2,479
Long-term debt, less debt issuance costs of $25 in 2023 and $22 in 2022	2,563	2,348
Noncurrent operating lease liabilities	287	277
Pension and postretirement obligations	297	298
Other noncurrent liabilities	263	249
Total liabilities	6,080	5,651
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	210	195
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,337,917 and 143,366,482 shares outstanding	2	2
Additional paid-in capital	2,249	2,229
Retained earnings	353	321
Treasury stock, at cost (450,729 and zero shares)	(8)
Accumulated other comprehensive loss	(1,007)	(1,001)
Total parent company stockholders' equity	1,589	1,551
Noncontrolling interests	58	52
Total equity	1,647	1,603
Total liabilities, redeemable noncontrolling interests and equity	$7,937	$7,449

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net income (loss)	$92	$(133)
Depreciation	287	270
Amortization	17	17
Amortization of deferred financing charges	4	4
Write-off of deferred financing costs	1
Earnings of affiliates, net of dividends received	(4)	29
Stock compensation expense	19	13
Deferred income taxes	(46)	(56)
Pension expense, net	4
Impairment of goodwill		191
Change in working capital	(169)	(21)
Other, net	(7)	(7)
Net cash provided by operating activities	198	307
Investing activities
Purchases of property, plant and equipment	(359)	(300)
Acquisition of business, net of cash acquired		(1)
Purchases of marketable securities		(15)
Proceeds from sales of marketable securities		18
Settlements of undesignated derivatives	(10)	(6)
Other, net	(14)	7
Net cash used in investing activities	(383)	(297)
Financing activities
Net change in short-term debt	(15)	212
Proceeds from long-term debt	458	2
Repayment of long-term debt	(207)	(19)
Deferred financing payments	(9)
Dividends paid to common stockholders	(43)	(43)
Repurchases of common stock		(25)
Distributions to noncontrolling interests	(10)	(8)
Contributions from redeemable noncontrolling interests	18	30
Payments to acquire noncontrolling interests		(4)
Other, net	(3)	(7)
Net cash provided by financing activities	189	138
Net increase in cash, cash equivalents and restricted cash	4	148
Cash, cash equivalents and restricted cash – beginning of period	442	287
Effect of exchange rate changes on cash balances	(6)	(45)
Cash, cash equivalents and restricted cash – end of period (Note 4)	$440	$390

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$68	$65

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

On January 1, 2023 we adopted Accounting Standards Update (ASU) 2022-04, Supplier Finance Programs which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. Adoption of this new standard did not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. Certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from Dana to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. Dana is not a party to the arrangements between the suppliers and the financial institutions. Dana’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. Dana's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. As of  September 30, 2023 and December 31, 2022, we had $69 and $81, respectively, of confirmed obligations presented as accounts payable within total current liabilities on the consolidated balance sheet.

We also adopted the following standard during the first nine months of 2023, which did not have a material impact on our financial statements or financial statement disclosures:

Standard		Effective Date
ASU 2021-08	Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	January 1, 2023

Note 2. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by segment —

Off-Highway
Balance, December 31, 2022	$259
Currency impact	(3)
Balance, September 30, 2023	$256

Components of other intangible assets —

		September 30, 2023			December 31, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$156	$(122)	$34	$156	$(116)	$40
Trademarks and trade names	13	29	(15)	14	29	(13)	16
Customer relationships	8	495	(431)	64	498	(425)	73
Non-amortizable intangible assets
Trademarks and trade names		72		72	72		72
		$752	$(568)	$184	$755	$(554)	$201

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  September 30, 2023 were as follows: Light Vehicle — $14, Commercial Vehicle — $61, Off-Highway — $105 and Power Technologies — $4.

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Charged to cost of sales	$3	$3	$7	$7
Charged to amortization of intangibles	3	3	10	10
Total amortization	$6	$6	$17	$17

Note 3. Restructuring of Operations

Our restructuring activities have historically included rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations and reducing overhead costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs. During the third quarter of 2023, we recorded restructuring charges of $17, primarily comprised of separation costs related to the rationalization of the global administrative and functional services that support our manufacturing and assembly facilities and technical centers.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, June 30, 2023	$2	$—	$2
Charges to restructuring	14	3	17
Cash payments		(3)	(3)
Balance, September 30, 2023	$16	$—	$16

Balance, December 31, 2022	$2	$—	$2
Charges to restructuring	16	5	21
Cash payments	(2)	(5)	(7)
Balance, September 30, 2023	$16	$—	$16

At September 30, 2023, the accrued employee termination benefits include costs to reduce approximately 500 employees to be completed over the next year.

Note 4. Supplemental Balance Sheet and Cash Flow Information

Inventory components at —

	September 30, 2023	December 31, 2022
Raw materials	$701	$679
Work in process and finished goods	1,012	930
Total	$1,713	$1,609

Cash, cash equivalents and restricted cash at —

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$421	$425	$371	$268
Restricted cash included in other current assets	8	7	9	9
Restricted cash included in other noncurrent assets	11	10	10	10
Total cash, cash equivalents and restricted cash	$440	$442	$390	$287

Note 5. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first, second and third quarters of 2023. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Under the program, we spent $25 to repurchase 1,483,742 shares of our common stock during the first quarter of 2022 through open market transactions. Approximately $102 remained available for future share repurchases as of September 30, 2023.

Changes in equity —

2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2022	$2	$2,229	$321	$—	$(1,001)	$52	$1,603
Net income			28			4	32
Other comprehensive income					40		40
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		8					8
Stock withheld for employees taxes				(8)			(8)
Balance, March 31, 2023	2	2,237	333	(8)	(961)	55	1,658
Net income			30			5	35
Other comprehensive loss					(3)		(3)
Common stock dividends and dividend equivalents			(14)				(14)
Distributions to noncontrolling interests						(2)	(2)
Stock compensation		7					7
Balance, June 30, 2023	2	2,244	349	(8)	(964)	58	1,681
Net income			19			8	27
Other comprehensive loss					(43)	(1)	(44)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(7)	(7)
Stock compensation		5					5
Balance, September 30, 2023	$2	$2,249	$353	$(8)	$(1,007)	$58	$1,647

2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2021	$2	$2,427	$662	$(184)	$(985)	$53	$1,975
Net income			17			4	21
Other comprehensive income					36		36
Common stock dividends and dividend equivalents			(14)				(14)
Common stock repurchases				(25)			(25)
Distributions to noncontrolling interests						(1)	(1)
Purchases of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		4					4
Stock withheld for employees taxes				(7)			(7)
Balance, March 31, 2022	2	2,431	664	(216)	(949)	55	1,987
Net income			8			3	11
Other comprehensive loss					(79)	(2)	(81)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Purchases of noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		4					4
Balance, June 30, 2022	2	2,435	656	(216)	(1,028)	54	1,903
Net income (loss)			(88)			4	(84)
Other comprehensive loss					(67)	(3)	(70)
Common stock dividends and dividend equivalents			(14)				(14)
Distributions to noncontrolling interests						(6)	(6)
Redeemable noncontrolling interests adjustment to redemption value			(63)				(63)
Stock compensation		5					5
Balance, September 30, 2022	$2	$2,440	$491	$(216)	$(1,095)	$49	$1,671

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2023	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(895)	$21	$(127)	$(1,001)
Currency translation adjustments	24			24
Holding gains and losses		16		16
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(1)		(1)
Other comprehensive income	24	15	1	40
Balance, March 31, 2023	(871)	36	(126)	(961)
Currency translation adjustments	(6)			(6)
Holding gains and losses		10		10
Reclassification of amount to net income (a)		(7)		(7)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense			(1)	(1)
Other comprehensive income (loss)	(6)	3	—	(3)
Balance, June 30, 2023	(877)	39	(126)	(964)
Currency translation adjustments	(21)			(21)
Holding gains and losses		8		8
Reclassification of amount to net income (a)		(30)		(30)
Tax expense		1	(1)	—
Other comprehensive loss	(21)	(21)	(1)	(43)
Balance, September 30, 2023	$(898)	$18	$(127)	$(1,007)

	Parent Company Stockholders
2022	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(809)	$4	$(180)	$(985)
Currency translation adjustments	39			39
Holding gains and losses		19		19
Reclassification of amount to net income (a)		(22)		(22)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			2	2
Tax expense		(1)	(1)	(2)
Other comprehensive income (loss)	39	(4)	1	36
Balance, March 31, 2022	(770)	—	(179)	(949)
Currency translation adjustments	(83)			(83)
Holding gains and losses		42		42
Reclassification of amount to net income (a)		(39)		(39)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			4	4
Tax expense		(2)	(1)	(3)
Other comprehensive income (loss)	(83)	1	3	(79)
Balance, June 30, 2022	(853)	1	(176)	(1,028)
Currency translation adjustments	(69)			(69)
Holding gains and losses		44		44
Reclassification of amount to net income (a)		(42)		(42)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			2	2
Tax expense		(1)	(1)	(2)
Other comprehensive income (loss)	(69)	1	1	(67)
Balance, September 30, 2022	$(922)	$2	$(175)	$(1,095)

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance, beginning of period	$213	$199	$195	$198
Capital contribution from redeemable noncontrolling interests	1	23	18	30
Adjustment to redemption value		63	1	65
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(2)	(79)	(2)	(81)
Other comprehensive loss attributable to redeemable noncontrolling interests	(2)	(10)	(2)	(16)
Balance, end of period	$210	$196	$210	$196

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income available to common stockholders - Numerator basic and diluted	$19	$(88)	$77	$(63)

Denominator:
Weighted-average common shares outstanding - Basic	144.3	143.4	144.2	143.6
Employee compensation-related shares, including stock options	0.4	—	0.3	—
Weighted-average common shares outstanding - Diluted	144.7	143.4	144.5	143.6

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million and 0.4 million CSEs from the calculation of diluted earnings per share for the third quarters of 2023 and 2022 and excluded 0.1 million and 0.2 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive of 0.5 million and 0.7 million for the third quarter and year-to-date periods of 2022 because the net loss position made these anti-dilutive.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2023.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	1.2	$18.41
PSUs	0.6	$19.56

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

During 2023, we paid $5 of cash to settle RSUs and issued 1.2 million shares of common stock based on the vesting of RSUs. We recognized stock compensation expense of $5 and $5 during the third quarters of 2023 and 2022 and expense of $19 and $13 during the respective year-to-date periods. At September 30, 2023, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $32. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension				OPEB
	2023		2022		2023	2022
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$7	$4	$4	$2	$1	$—
Expected return on plan assets	(8)		(7)	(1)
Service cost		1		2
Amortization of net actuarial (gain) loss	1		2	1	(1)	(1)
Net periodic benefit cost (credit)	$—	$5	$(1)	$4	$—	$(1)

Nine Months Ended September 30,
Interest cost	$21	$10	$12	$5	$2	$1
Expected return on plan assets	(23)	(2)	(21)	(2)
Service cost		4		6
Amortization of net actuarial (gain) loss	5		6	4	(3)	(2)
Net periodic benefit cost (credit)	$3	$12	$(3)	$13	$(1)	$(1)

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 10. Financing Agreements

Long-term debt at —

	Interest Rate		September 30, 2023	December 31, 2022
Senior Notes due April 15, 2025	5.750%	*	$200	$400
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		344	348
Senior Notes due September 1, 2030	4.250%		400	400
Senior Euro Notes due July 15, 2031	8.500%		449
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			76	80
Debt issuance costs			(25)	(22)
			2,594	2,356
Less: Current portion of long-term debt			31	8
Long-term debt, less debt issuance costs			$2,563	$2,348

*

In conjunction with the issuance of the April 2025 Notes we entered into 8-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 11 for additional information.

Interest on the senior notes is payable semi-annually. Other indebtedness includes a $24 note payable to the former shareholders of SME S.p.A., borrowings from various financial institutions and finance lease obligations.

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

At  September 30, 2023, we had no outstanding borrowings under the Revolving Facility but we had utilized $9 for letters of credit. We had availability at September 30, 2023 under the Revolving Facility of $1,141 after deducting the outstanding letters of credit.

Debt covenants — At September 30, 2023, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 11. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	September 30, 2023	December 31, 2022
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$35	$26
Cash flow hedges	Other accrued liabilities	2	7	4
Undesignated	Accounts receivable - Other	2	4	2
Undesignated	Other accrued liabilities	2	4	7
Currency swaps
Cash flow hedges	Other noncurrent assets	2	19	17
Undesignated	Other noncurrent liabilities	2	9	11

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		September 30, 2023		December 31, 2022
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,546	$2,248	$2,304	$2,010

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

The following fixed-to-fixed cross-currency swaps were outstanding at September 30, 2023:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $630 at September 30, 2023 and $608 at December 31, 2022. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $961 at September 30, 2023 and $967 at December 31, 2022.

The following currency derivatives were outstanding at September 30, 2023:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Thai baht	$193	$13	$206	Aug-2024
Euro	U.S. dollar, Australian dollar, Canadian dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Norwegian krone, New Zealand dollar, Swedish krona, Singapore dollar, South African rand	213	50	263	Sep-2027
British pound	U.S. dollar, euro		5	5	Oct-2023
South African rand	U.S. dollar, euro, Thai baht		19	19	Nov-2023
Canadian dollar	U.S. dollar		9	9	Oct-2023
Brazilian real	U.S. dollar, euro	48	17	65	Jun-2024
Indian rupee	U.S. dollar, euro, British pound		51	51	Aug-2024
Chinese renminbi	U.S. dollar, euro, Canadian dollar		7	7	Oct-2023
Mexican peso	U.S. dollar		5	5	Oct-2023
Total forward contracts		454	176	630

U.S. dollar	euro	294	179	473	Nov-2027
Euro	U.S. dollar	300	188	488	Jun-2026
Total currency swaps		594	367	961
Total currency derivatives		$1,048	$543	$1,591

Designated cash flow hedges — With respect to contracts designated as cash flow hedges, changes in fair value during the period in which the contracts remain outstanding are reported in OCI to the extent such contracts remain effective. Effectiveness is measured by using regression analysis to determine the degree of correlation between the change in the fair value of the derivative instrument and the change in the associated foreign currency exchange rates. Changes in the fair value of contracts not designated as cash flow hedges or as net investment hedges are recognized in other income (expense), net in the period in which the changes occur. Realized gains and losses from currency-related forward contracts associated with forecasted transactions or from other derivative instruments, including those that have been designated as cash flow hedges and those that have not been designated, are recognized in the same line item in the consolidated statement of operations in which the underlying forecasted transaction or other hedged item is recorded. Accordingly, amounts are potentially recorded in sales, cost of sales or, in certain circumstances, other income (expense), net.

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	September 30, 2023	December 31, 2022	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$16	$11	$16
Cross-Currency Swaps	2	11
Total	$18	$22	$16

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
Net sales	$2,669	$2,535	$8,061	$7,601
Cost of sales	2,433	2,332	7,325	7,018
Other income (expense), net	1	3	10	15
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(11)	(2)	(24)	(4)
Other income (expense), net	(1)	(2)	(6)	(6)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(19)	(38)	(7)	(93)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Not Designated as Hedging Instruments	2023	2022	2023	2022
Gain or (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$—	$—	$—	$1
Other income (expense), net	$(2)	$(1)	$(9)	$(10)

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

Note 12. Commitments and Contingencies

Product liabilities — Accrued product liability costs were $1 at September 30, 2023 and de minimis at December 31, 2022. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $6 at September 30, 2023 and $8 at December 31, 2022. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance, beginning of period	$106	$100	$108	$107
Amounts accrued for current period sales	14	11	37	31
Adjustments of prior estimates	3		11	(4)
Settlements of warranty claims	(8)	(13)	(40)	(33)
Currency impact	(1)	(3)	(2)	(6)
Balance, end of period	$114	$95	$114	$95

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

We reported income tax expense of $33 and $31 for the third quarters of 2023 and 2022 and income tax expense of $118 and $67 for the respective year-to-date periods. Our effective tax rates were 58% and (103)% for the first nine months of 2023 and 2022. During the second quarter of 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. During the third quarter of 2022, we recorded a pre-tax goodwill impairment charge of $191 with an associated income tax benefit of $2. In addition, we recorded a tax benefit of $32 for U.S. tax credits generated. Also, during the third quarter of 2022, we recorded tax expense of $31 for valuation allowances related to U.S. states driven by differences between our federal and state tax profile. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Note 15. Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Non-service cost components of pension and OPEB costs	$(4)	$—	$(10)	$(3)
Government assistance	4		12
Foreign exchange gain (loss)	(1)			4
Strategic transaction expenses	(2)	(1)	(4)	(6)
Other, net	4	4	12	20
Other income (expense), net	$1	$3	$10	$15

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $5 and $7 recorded in other current assets and $35 and $28 recorded in other noncurrent assets at September 30, 2023 and December 31, 2022.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $47 and $48 at September 30, 2023 and December 31, 2022. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Light Vehicle
North America	$697	$756	$2,065	$2,245
Europe	146	95	420	292
South America	72	64	184	158
Asia Pacific	169	132	443	365
Total	$1,084	$1,047	$3,112	$3,060

Commercial Vehicle
North America	$290	$248	$867	$729
Europe	70	62	234	203
South America	106	143	307	391
Asia Pacific	69	52	175	152
Total	$535	$505	$1,583	$1,475

Off-Highway
North America	$88	$90	$274	$268
Europe	496	435	1,662	1,452
South America	7	4	17	13
Asia Pacific	148	165	470	473
Total	$739	$694	$2,423	$2,206

Power Technologies
North America	$165	$156	$483	$447
Europe	117	106	380	339
South America	8	8	24	22
Asia Pacific	21	19	56	52
Total	$311	$289	$943	$860

Total
North America	$1,240	$1,250	$3,689	$3,689
Europe	829	698	2,696	2,286
South America	193	219	532	584
Asia Pacific	407	368	1,144	1,042
Total	$2,669	$2,535	$8,061	$7,601

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

Segment information —

	2023			2022
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$1,084	$47	$75	$1,047	$38	$60
Commercial Vehicle	535	34	29	505	26	18
Off-Highway	739	13	110	694	12	91
Power Technologies	311	7	28	289	8	21
Eliminations and other		(101)			(84)
Total	$2,669	$—	$242	$2,535	$—	$190

Nine Months Ended September 30,
Light Vehicle	$3,112	$145	$190	$3,060	$126	$124
Commercial Vehicle	1,583	97	74	1,475	84	38
Off-Highway	2,423	46	359	2,206	49	291
Power Technologies	943	21	70	860	21	71
Eliminations and other		(309)			(280)
Total	$8,061	$—	$693	$7,601	$—	$524

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Segment EBITDA	$242	$190	$693	$524
Corporate expense and other items, net		2	(4)
Depreciation	(101)	(88)	(287)	(270)
Amortization	(6)	(6)	(17)	(17)
Non-service cost components of pension and OPEB costs	(4)		(10)	(3)
Restructuring charges, net	(17)	1	(21)	1
Stock compensation expense	(5)	(5)	(19)	(13)
Strategic transaction expenses	(2)	(1)	(4)	(6)
Distressed supplier costs	(14)		(26)
Impairment of goodwill		(191)		(191)
Other items	(2)	(3)		(1)
Earnings (loss) before interest and income taxes	91	(101)	305	24
Loss on extinguishment of debt			(1)
Interest income	5	2	14	6
Interest expense	41	32	114	95
Earnings (loss) before income taxes	55	(131)	204	(65)
Income tax expense	33	31	118	67
Equity in earnings (loss) of affiliates	3	(1)	6	(1)
Net income (loss)	$25	$(163)	$92	$(133)

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts).

Equity method investments at September 30, 2023 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$67
ROC-Spicer, Ltd.	50%	21
Axles India Limited	48%	13
Tai Ya Investment (HK) Co., Limited	50%	4
All others as a group		6
Investments in equity affiliates		111
Investments in affiliates carried at cost		24
Investments in affiliates		$135

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

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions  (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At September 30, 2023, we employed approximately 42,000 people and operated in 31 countries.

External sales by operating segment for the periods ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$1,084	40.6%	$1,047	41.3%	$3,112	38.6%	$3,060	40.3%
Commercial Vehicle	535	20.0%	505	19.9%	1,583	19.6%	1,475	19.4%
Off-Highway	739	27.7%	694	27.4%	2,423	30.1%	2,206	29.0%
Power Technologies	311	11.7%	289	11.4%	943	11.7%	860	11.3%
Total	$2,669		$2,535		$8,061		$7,601

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and access to capital. Our strong financial position has enabled us to simplify our capital structure while providing returns to our shareholders in the form of cash dividends and a reduction in the number of shares outstanding. Through the first quarter of 2020, we had declared and paid quarterly common stock dividends for thirty-three consecutive quarters. In response to the COVID pandemic, we temporarily suspended the declaration and payment of dividends to common shareholders and the repurchase of common stock under our $200 common stock share repurchase program. With the impacts of the COVID pandemic largely behind us we resumed the declaration and payment of quarterly common stock dividends during the first quarter of 2021. In addition, we resumed the repurchase of common shares using $25 and $23 of cash to repurchase common shares under the program in 2022 and 2021, respectively. The share repurchase program expires on December 31, 2023, and $102 remains available for future share repurchases as of September 30, 2023.

Financing actions — We have taken advantage of competitive debt markets, eliminating our secured debt and extending and restructuring our senior note maturity schedule. Our current portfolio of unsecured senior notes is structured such that no more than $449 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. We have a $1,150 revolving credit facility that matures on March 14, 2028. See Note 10 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. During 2022, light-truck markets improved across all regions and were up 6% on a global basis compared to 2021. The outlook for the full year of 2023 reflects light-truck production being relatively stable across Europe, South America and Asia Pacific. The outlook for North America is uncertain as workers represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) have commenced labor strikes against the U.S. operations of Ford Motor Company (Ford), Stellantis N.V. (Stellantis) and General Motors Company (GM).

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2022, production of Class-8 trucks in North America increased 24% over 2021 reflecting increased demand driven by strong transport and construction activity resulting from higher freight volumes and rates and increased fleet utilization levels. The strong demand was muted by continued global supply chain disruptions. The outlook for 2023 is for continued strong demand with production moderately above 2022 levels driven by solid order backlogs. Medium-duty truck production in North America experienced a modest 3% year-over-year increase from 2021 to 2022. The outlook for 2023 is for a moderate increase in production over the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America declined 3% in 2022 as demand moderated following a significant ramp up in production in 2021 with the dissipation of the COVID pandemic in the region. The 2023 outlook for South America is for a 32% decrease in production from 2022, reflecting the impact of lower year-over-year demand resulting from higher borrowing rates and 2022 pre-buy activity in advance of transition to the Euro 6 emission standard. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, decreased 27% in 2022 compared to 2021 due to China experiencing COVID outbreaks in certain regions and India’s continued struggles to recover from the pandemic. The 2023 outlook for Asia Pacific is for a moderate increase in production from the prior year driven by the market recovery in India gaining traction.

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

Foreign currency — With 57% of our year-to-date 2023 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 50% of our year-to-date 2023 non-U.S. sales, while India, Brazil and China accounted for 10%, 8% and 8%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies weakened against the U.S. dollar in the first nine months of 2023, decreasing sales by $54. A weaker Indian rupee, South African rand and Chinese renminbi were partially offset by a stronger euro.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first nine months of 2023 of approximately $141 are 2% of our consolidated sales and our net asset exposure related to Argentina was approximately $56, including $20 of net fixed assets, at September 30, 2023. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Higher commodity prices decreased year-over-year earnings by $447 in 2022. Material recovery pricing actions increased year-over-year earnings by $446 in 2022. Lower commodity prices increased earnings during the third quarter and first nine months of 2023 by $10 and $45, respectively. Material cost recovery pricing actions decreased earnings in the third quarter of 2023 by $9 and increased earnings in the first nine months of 2023 by $6.

Sales, Earnings and Cash Flow Outlook

	2023 Outlook	2022	2021
Sales	$10,200 - $10,700	$10,156	$8,945
Adjusted EBITDA	$760 - $850	$700	$795
Net cash provided by operating activities	$375 - $490	$649	$158
Purchases of property, plant and equipment	~5% of sales	$440	$369
Free cash flow	$(135) - $(20)	$209	$(211)

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

Ford, Stellantis and GM's contracts with employees represented by the UAW expired on September 14, 2023. Beginning on September 15, 2023, the UAW commenced labor strikes at certain U.S. operations of Ford, Stellantis and GM. We have experienced a decrease in order volumes from Ford and Stellantis resulting from the impact of the UAW’s labor strike activities which has caused us to curtail operations at certain of our U.S. manufacturing and assembly operations. Our 2023 outlook for sales, adjusted EBITDA and free cash flow have been updated to reflect the impact of the UAW’s labor strike activities. The low ends of our updated outlook ranges reflect UAW labor strike activities continuing through December 31, 2023 and the upper ends reflect UAW labor strike activities continuing through October 31, 2023.

Summary Consolidated Results of Operations (Third Quarter, 2023 versus 2022)

	Three Months Ended September 30,
	2023		2022
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,669		$2,535		$134
Cost of sales	2,433	91.2%	2,332	92.0%	101
Gross margin	236	8.8%	203	8.0%	33
Selling, general and administrative expenses	126	4.7%	114	4.5%	12
Amortization of intangibles	3		3		—
Restructuring charges, net	17		(1)		18
Impairment of goodwill			(191)		191
Other income (expense), net	1		3		(2)
Earnings (loss) before interest and income taxes	91		(101)		192
Interest income	5		2		3
Interest expense	41		32		9
Earnings (loss) before income taxes	55		(131)		186
Income tax expense	33		31		2
Equity in earnings (loss) of affiliates	3		(1)		4
Net income (loss)	25		(163)		188
Less: Noncontrolling interests net income	8		4		4
Less: Redeemable noncontrolling interests net loss	(2)		(79)		77
Net income (loss) attributable to the parent company	$19		$(88)		$107

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	September 30,			Amount of Change Due To
	2023	2022	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,240	$1,250	$(10)	$1	$—	$(11)
Europe	829	698	131	40		91
South America	193	219	(26)	8		(34)
Asia Pacific	407	368	39	(7)		46
Total	$2,669	$2,535	$134	$42	$—	$92

Sales in the third quarter of 2023 were $134 higher than in 2022. Stronger international currencies increased sales by $42, principally due to a stronger euro and Brazilian real, partially offset by a weaker Chinese renminbi and South African rand. The organic sales increase of $92, or 4%, resulted from improved global construction/mining equipment markets, improved commercial vehicle demand primarily in North America and Europe, higher global light-truck and light-vehicle engine production and the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $81.

The North America organic sales decrease of 1% was driven principally by a full-frame light-truck customer program that ended in 2022 and lower light-truck production levels, partially offset by stronger medium/heavy-truck production volumes, higher light-vehicle engine production levels and the conversion of sales backlog. Third quarter 2023 full-frame light-truck production was down 12% while light-vehicle engine production was up 6% compared to the third quarter of 2022. Year-over-year Class 8 truck production was up 3% while Classes 5-7 truck production was up 9%. Excluding currency effects, sales in Europe were up 13% compared with 2022. With our significant Off-Highway presence in the region, a stronger construction/mining equipment market was a major factor. The year-over-year organic sales increase in Europe for this operating segment was 7% compared with the third quarter of 2022. Sales in Europe also benefited from higher year-over-year light-truck and medium/heavy-truck production of 16% and 20%, respectively. Excluding currency effects, third quarter sales in South America were 16% lower than 2022 reflecting lower medium/heavy-truck production. Year-over-year South America medium/heavy-truck production was 38% lower than the third quarter of 2022. Excluding currency effects, sales in Asia Pacific increased 13% compared to 2022 due to higher light-truck and medium/heavy-truck production volumes.

Cost of sales and gross margin — Cost of sales for the third quarter of 2023 increased $101, or 4%, when compared to 2022. Cost of sales as a percent of sales was 80 basis points lower than in the previous year. Incremental margins provided by increased sales volumes, material cost savings of $30, lower commodity costs of $10 and lower premium freight of $18 were partially offset by non-material inflationary cost impacts of $62, higher warranty expense of $7, higher program launch costs of $6 and higher spending on electrification initiatives of $8. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $236 for the third quarter of 2023 increased $33 from 2022. Gross margin as a percent of sales was 8.8% in the third quarter of 2023, 80 basis points higher than in 2022. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating slightly during the third quarter of 2023, gross margin was positively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the third quarter of 2023 were $126 (4.7% of sales) as compared to $114 (4.5% of sales) in the third quarter of 2022. SG&A expenses were $12 higher in the third quarter of 2023 primarily due to higher salaried employee wages and incentive compensation and increased software technology investments.

Amortization of intangibles — Amortization expense was $3 in both the third quarter of 2023 and the third quarter of 2022. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $17 in the third quarter of 2023 and ($1) in the third quarter of 2022. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Impairment of goodwill — During the third quarter of 2022, we evaluated macro-economic conditions, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the negative impact of sustained higher commodity costs, non-material cost increases and operational inefficiencies attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses for our Commercial Vehicle reporting unit. Based on the results of our interim impairment analysis, we concluded that the carrying value exceeded fair value of our Commercial Vehicle reporting unit and we recorded a goodwill impairment charge of $191, representing a full impairment of goodwill assigned to the Commercial Vehicle reporting unit.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	September 30,
	2023	2022
Non-service cost components of pension and OPEB costs	$(4)	$—
Government assistance	4
Foreign exchange loss	(1)
Strategic transaction expenses	(2)	(1)
Other, net	4	4
Other income (expense), net	$1	$3

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in the third quarter of 2023 and 2022 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

Loss on extinguishment of debt — On June 9, 2023 we redeemed $200 of our April 2025 Notes. The $1 loss on extinguishment of debt is comprised of the write-off of previously deferred financing costs associated with the April 2025 Notes. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income increased from $2 in the third quarter of 2022 to $5 in third quarter of 2023, due to higher average cash balances and higher interest rates being paid on cash deposits. Interest expense increased from $32 in the third quarter of 2022 to $41 in the third quarter of 2023, due to higher average debt levels and higher interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.1% in the third quarter of 2023 and 4.8% in the third quarter of 2022.

Income tax expense — We reported income tax expense of $33 and $31 for the third quarter of 2023 and 2022, respectively. Our effective tax rates were 60% and (24)% for the third quarter of 2023 and 2022. During the third quarter of 2022, we recorded a pre-tax goodwill impairment charge of $191 with an associated income tax benefit of $2. In addition, we recorded tax benefit of $32 for U.S. tax credits generated. Also, during the third quarter of 2022, we recorded tax expense of $31 for valuation allowances related to U.S. states driven by differences between our federal and state tax profile. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings (loss) from equity investments was earnings of $3 in the third quarter of 2023 and a loss of $1 in the third quarter of 2022. Net earnings (loss) from DDAC were earnings of $1 in the third quarter of 2023 and a loss of $3 in the third quarter of 2022.

Summary Consolidated Results of Operations (Year-to-Date, 2023 versus 2022)

	Nine Months Ended September 30,
	2023		2022
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$8,061		$7,601		$460
Cost of sales	7,325	90.9%	7,018	92.3%	307
Gross margin	736	9.1%	583	7.7%	153
Selling, general and administrative expenses	410	5.1%	374	4.9%	36
Amortization of intangibles	10		10		—
Restructuring charges, net	21		(1)		22
Impairment of goodwill			(191)		191
Other income (expense), net	10		15		(5)
Earnings before interest and income taxes	305		24		281
Loss on extinguishment of debt	(1)				(1)
Interest income	14		6		8
Interest expense	114		95		19
Earnings (loss) before income taxes	204		(65)		269
Income tax expense	118		67		51
Equity in earnings (loss) of affiliates	6		(1)		7
Net income (loss)	92		(133)		225
Less: Noncontrolling interests net income	17		11		6
Less: Redeemable noncontrolling interests net loss	(2)		(81)		79
Net income (loss) attributable to the parent company	$77		$(63)		$140

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended
	September 30,			Amount of Change Due To
	2023	2022	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$3,689	$3,689	$-	$(1)	$-	$1
Europe	2,696	2,286	410	(7)		417
South America	532	584	(52)	4		(56)
Asia Pacific	1,144	1,042	102	(50)		152
Total	$8,061	$7,601	$460	$(54)	$-	$514

Sales in 2023 were $460 higher than in 2022. Weaker international currencies decreased sales by $54, principally due to a weaker Indian rupee, South African rand and Chinese renminbi, partially offset by a stronger euro. The organic sales increase of $514, or 7%, resulted from improved global construction/mining equipment markets, improved commercial vehicle demand primarily in North America and Europe, higher global light-truck and light-vehicle engine production and the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $317.

Year-over-year North America sales were flat with stronger medium/heavy-truck production volumes, higher light-vehicle engine production levels and the conversion of sales backlog, offset by a full-frame light-truck customer program that ended in 2022 and lower light-truck production volumes. Year-over-year light-vehicle engine production was up 13% compared to the first nine months of 2022. Year-over-year Class 8 truck production was up 10% while Classes 5-7 truck production was up 13%. Year-over-year full-frame light-truck production volumes were down 1% compared to the first nine months of 2022. Excluding currency effects, sales in Europe were up 18% compared with 2022. With our significant Off-Highway presence in the region, a stronger construction/mining equipment market was a major factor. The year-over-year organic sales increase in Europe for this operating segment was 14% compared with the first nine months of 2022. Sales in Europe also benefited from higher year-over-year light-truck and medium/heavy-truck production of 20% and 23%, respectively. Excluding currency effects, first nine months sales in South America were 10% lower than 2022 reflecting lower medium/heavy-truck production. Year-over-year South America medium/heavy-truck production was 31% lower than the first nine months of 2022. Excluding currency effects, sales in Asia Pacific increased 15% compared to 2022 due to a strong construction/mining equipment market and higher light-truck and medium/heavy-truck production volumes.

Cost of sales and gross margin — Cost of sales for the first nine months of 2023 increased $307, or 4%, when compared to 2022. Cost of sales as a percent of sales was 140 basis points lower than in the previous year. Incremental margins provided by increased sales volumes, material cost savings of $91, lower commodity costs of $45 and lower premium freight of $39 were partially offset by non-material inflationary cost impacts of $220, higher warranty expense of $21, higher program launch costs of $24 and operational inefficiencies primarily attributed to continued global supply chain disruptions and frequent customer order changes made with little to no advance notification. Commodity cost are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $736 for the first nine months of 2023 increased $153 from 2022. Gross margin as a percent of sales was 9.1% in the first nine months of 2023, 140 basis points higher than in 2022. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating slightly during the first nine of 2023, gross margin was positively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2023 were $410 (5.1% of sales) as compared to $374 (4.9% of sales) in 2022. SG&A expenses were $36 higher in 2023 primarily due to higher salaried employee wages and incentive compensation, increased software technology investments and marketing expenses.

Amortization of intangibles — Amortization expense was $10 in both 2023 and 2022. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $21 in the first nine months of 2023 and ($1) in the first nine months of 2022. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Impairment of goodwill — During the third quarter of 2022, we evaluated macro-economic conditions, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the negative impact of sustained higher commodity costs, non-material cost increases and operational inefficiencies attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses for our Commercial Vehicle reporting unit. Based on the results of our interim impairment analysis, we concluded that the carrying value exceeded fair value of our Commercial Vehicle reporting unit and we recorded a goodwill impairment charge of $191, representing a full impairment of goodwill assigned to the Commercial Vehicle reporting unit.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Nine Months Ended
	September 30,
	2023	2022
Non-service cost components of pension and OPEB costs	$(10)	$(3)
Government assistance	12
Foreign exchange gain		4
Strategic transaction expenses	(4)	(6)
Other, net	12	20
Other income (expense), net	$10	$15

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

Loss on extinguishment of debt — On June 9, 2023 we redeemed $200 of our April 2025 Notes. The $1 loss on extinguishment of debt is comprised of the write-off of previously deferred financing costs associated with the April 2025 Notes. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income increased from $6 in 2022 to $14 in 2023, due to higher average cash balances and higher interest rates being paid on cash deposits. Interest expense increased from $95 in 2022 to $114 in 2023, due to higher average debt levels and higher interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.6% in 2023 and 4.7% in 2022.

Income tax expense — We reported income tax expense of $118 and $67 for 2023 and 2022, respectively. Our effective tax rates were 58% and (103)% for the first nine months of 2023 and 2022. During the second quarter of 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. During the third quarter of 2022, we recorded a pre-tax goodwill impairment charge of $191 with an associated income tax benefit of $2. In addition, we recorded a tax benefit of $32 for U.S. tax credits generated. Also, during the third quarter of 2022, we recorded tax expense of $31 for valuation  allowances related to U.S. states driven by differences between our federal and state tax profile. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings (loss) from equity investments was earnings of $6 in 2023 and a loss of $1 in 2022. Net earnings (loss) from DDAC was earnings of $1 in 2023 and a loss of $5 in 2022.

Segment Results of Operations (2023 versus 2022)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$1,047	$60	5.7%	$3,060	$124	4.1%
Volume and mix	3	2		(23)	(5)
Performance	34	13		109	76
Currency effects				(34)	(5)
2023	$1,084	$75	6.9%	$3,112	$190	6.1%

Light Vehicle sales in the third quarter of 2023, exclusive of currency effects, were 4% higher than 2022 reflecting mixed global markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions, partially offset by a customer program ending in 2022. Year-over-year North America full-frame light-truck production decreased 12% in this year’s third quarter while light-truck production in Europe and Asia Pacific increased 16% and 2%, respectively, while light-truck production in South America decreased 4%. Light Vehicle sales in the first nine months of 2023, exclusive of currency effects, were 3% higher than 2022 reflecting generally stronger global markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions, partially offset by a customer program ending in 2022. Year-over-year North America full-frame light-truck production decreased 1% in this year’s first nine months while light-truck production in Europe, South America and Asia Pacific increased 20%, 8% and 10%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $34 and $109 in this year’s third quarter and first nine months, respectively.

Light Vehicle segment EBITDA increased $15 and $66 in the third quarter and first nine months of 2023, respectively, from the comparable periods of 2022. Higher sales volumes provided a year-over-year benefit of $2 (67% incremental margin) in the third quarter of 2023. Lower sales volumes decreased year-over-year earnings by $5 (22% decremental margin) in the first nine months of 2023. Year-over-year performance-related earnings increases in the third quarter were driven by net customer pricing and cost recovery actions of $34, material cost savings of $10, lower premium freight costs of $9 and operational efficiencies of $16. Partially offsetting these performance-related increases were inflationary cost increases of $49, higher incentive compensation of $4, higher spending on electrification initiatives of $2 and commodity cost increases of $1. The year-over-year performance-related earnings increases in the first nine months were driven by net customer pricing and cost recovery actions of $109, commodity cost decreases of $43, material costs savings of $30, lower premium freight costs of $15 and operational efficiencies of $29. Partially offsetting these performance-related earnings increases were inflationary cost increases of $123, higher incentive compensation of $10, higher program launch costs of $8, higher warranty expense of $7 and higher spending on electrification initiatives of $2.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$505	$18	3.6%	$1,475	$38	2.6%
Volume and mix	1	10		41	20
Performance	19	1		70	19
Currency effects	10			(3)	(3)
2023	$535	$29	5.4%	$1,583	$74	4.7%

Commercial Vehicle sales in the third quarter of 2023, exclusive of currency effects, were 4% higher than 2022 reflecting improved North America and Europe markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions, partially offset by a weaker South America market. Year-over-year North America Class 8 production was up 3% while Classes 5-7 was up 9% in this year’s third quarter. Year-over-year medium/heavy-truck production in Europe was up 20% while medium/heavy-truck production in South America was down 38%. Commercial Vehicles sales in the first nine months of 2023, exclusive of currency effects, were 8% higher than 2022 reflecting improved North America and Europe markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions, partially offset by a weaker South America market. Year-over-year North America Class 8 production was up 10% while Classes 5-7 was up 13% in this year’s first nine months. Year-over-year medium/heavy-truck production in Europe was up 23% while medium/heavy-truck production in South America was down 31%. Net customer pricing and cost recovery actions increased year-over-year sales by $19 and $70 in this year’s third quarter and first nine months, respectively.

Commercial Vehicle segment EBITDA increased $11 and $36 in the third quarter and first nine months of 2023, respectively, from the comparable periods of 2022. Year-over-year third-quarter earnings improved by $10 on $1 of higher sales volumes due to improved product mix. Higher sales volumes and improved product mix provided a year-over-year earnings increase of $20 (49% incremental margin) in the first nine months of 2023. Year-over-year performance-related earnings increases in the third quarter were driven by net customer pricing and cost recovery actions of $19, material cost savings of $9, lower premium freight costs of $4, lower spending on electrification initiatives of $3 and commodity cost decreases of $2. Largely offsetting these performance-related earnings increases were operational inefficiencies of $23, inflationary cost increases of $4, higher incentive compensation of $3, higher program launch costs of $3 and higher warranty costs of $3. Year-over-year performance-related earnings increases in the first nine months were driven by net customer pricing and cost recovery actions of $70, material cost savings of $26, lower spending on electrification initiatives of $16 and lower premium freight costs of $10. Partially offsetting these performance-related earnings increases were operational inefficiencies of $60, inflationary cost increases of $19, higher program launch costs of $9, higher incentive compensation of $7, higher warranty costs of $5 and commodity cost increases of $3.

Off-Highway

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$694	$91	13.1%	$2,206	$291	13.2%
Volume and mix	5	5		133	37
Performance	14	11		97	35
Currency effects	26	3		(13)	(4)
2023	$739	$110	14.9%	$2,423	$359	14.8%

Off-Highway sales in the third quarter and first nine months of 2023, exclusive of currency effects, were 3% and 10% higher than the same period of 2022, respectively, reflecting strong global markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year global construction/mining equipment markets increased 11% while global agricultural equipment markets were relatively stable with production decreasing 2% in this year’s third quarter. Year-over-year global construction/mining equipment markets increased 11% while global agricultural equipment markets were relatively stable with production decreasing 2% in this year’s first nine months. Net customer pricing and cost recovery actions increased year-over-year sales by $14 and $97 in this year’s third quarter and first nine months, respectively.

Off-Highway segment EBITDA increased $19 and $68 in the third quarter and first nine months of 2023, respectively, from the comparable periods of 2022. Higher sales volumes and improved product mix provided a year-over-year earnings benefit of $5 (100% incremental margin) in the third quarter of 2023. Higher sales volumes provided a year-over-year earnings benefit of $37 (28% incremental margin) in the first nine months of 2023. Year-over-year performance-related earnings increases in the third quarter were driven by net customer pricing and cost recovery actions of $14, material cost savings of $8, commodity cost decreases of $8 and lower premium freight costs of $3. Partially offsetting these performance-related earnings increases were inflationary cost increases of $11, operational inefficiencies of $4, higher warranty expenses of $3, higher incentive compensation of $3 and higher spending on electrification initiatives of $1. Year-over-year performance-related earnings increases in the first nine months of 2023 were driven by net customer pricing and cost recovery actions of $97, material cost savings of $26, lower premium freight costs of $10 and commodity cost decreases of $8. Partially offsetting these performance-related earnings increases were inflationary cost increases of $75, operational inefficiencies of $14, higher warranty expenses of $8, higher incentive compensation of $7 and higher spending on electrification initiatives of $2.

Power Technologies

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2022	$289	$21	7.3%	$860	$71	8.3%
Volume and mix	2	(9)		46	(4)
Performance	14	15		41	3
Currency effects	6	1		(4)
2023	$311	$28	9.0%	$943	$70	7.4%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in the third quarter and first nine months of 2023, exclusive of currency effects, were 6% and 10% higher than the same periods of 2022, respectively, reflecting improved North America and Europe markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year North America light-vehicle engine production was up 6% and 13% compared to the third quarter and first nine months of 2022, respectively. Year-over-year Europe light-vehicle engine production was up 6% and 12% compared to the third quarter and first nine months of 2022, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $14 and $41 in this year’s third quarter and first nine months, respectively.

Power Technologies segment EBITDA increased $7 and decreased $1 in the third quarter and first nine months of 2023, respectively, from the comparable periods of 2022. Unfavorable product mix resulted in decremental margins on higher year-over-year sales volumes in both the third quarter and first nine months of 2023. Year-over-year performance-related earnings increases in the third quarter were driven by net customer pricing and cost recovery actions of $14, operational efficiencies of $8, material cost savings of $3, lower premium freight costs of $2 and commodity cost decreases of $1. Partially offsetting these performance-related earnings increases were inflationary cost increases of $4, higher program launch costs of $3, increased spending on electrification initiatives of $3, higher incentive compensation of $2 and higher warranty expenses of $1. Year-over-year performance-related earnings increases in the first nine months were driven by net customer pricing and cost recovery actions of $41, material cost savings of $9 and lower premium freight costs of $4. Partially offsetting these performance-related earnings increases were inflationary cost increases of $25, higher program launch costs of $7, higher incentive compensation of $5, increased spending on electrification initiatives of $5, operational inefficiencies of $5, commodity cost increases of $3 and higher warranty expenses of $1.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$25	$(163)	$92	$(133)
Equity in earnings (loss) of affiliates	3	(1)	6	(1)
Income tax expense	33	31	118	67
Earnings (loss) before income taxes	55	(131)	204	(65)
Depreciation and amortization	107	94	304	287
Restructuring charges, net	17	(1)	21	(1)
Interest expense, net	36	30	100	89
Loss on extinguishment of debt			1
Distressed supplier costs	14		26
Impairment of goodwill		191		191
Other*	13	9	33	23
Adjusted EBITDA	$242	$192	$689	$524
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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$112	$171	$198	$307
Purchases of property, plant and equipment	(117)	(94)	(359)	(300)
Free cash flow	(5)	77	(161)	7

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at September 30, 2023:

Cash and cash equivalents	$421
Less: Deposits supporting obligations	—
Available cash	421
Additional cash availability from Revolving Facility	1,141
Total liquidity	$1,562

We had availability of $1,141 at September 30, 2023 under our Revolving Facility after deducting $9 of outstanding letters of credit.

The components of our September 30, 2023 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$321	$321
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	99	100
Consolidated cash balance	$1	$420	$421

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

At September 30, 2023, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Nine Months Ended
	September 30,
	2023	2022
Cash used for changes in working capital	$(169)	$(21)
Other cash provided by operations	367	328
Net cash provided by operating activities	198	307
Net cash used in investing activities	(383)	(297)
Net cash provided by financing activities	189	138
Net increase in cash, cash equivalents and restricted cash	$4	$148

Operating activities — Exclusive of working capital, other cash provided by operations was $367 in 2023 and $328 in 2022. The year-over-year increase is primarily attributable to higher operating earnings in 2023, partially offset by lower year-over-year dividends received from equity-method investments, higher year-over-year cash paid for interest and higher year-over-year cash payments made to distressed suppliers.

Working capital used cash of $169 and $21 in 2023 and 2022. Cash of $243 and $345 was used to finance receivables in 2023 and 2022, respectively. Cash of $116 and $152 was used to fund higher inventory levels in 2023 and 2022, respectively. Increases in accounts payable and other net liabilities provided cash of $190 and $476 in 2023 and 2022, respectively.

Investing activities — Expenditures for property, plant and equipment were $359 and $300 during 2023 and 2022. The increase in capital spending during 2023 is in support of awarded next generation programs and new business. During 2022, purchases of marketable securities were largely funded by proceeds from sales of marketable securities.

Financing activities — During 2023 and 2022, we had net repayments of $25 and net borrowings of $195 on our Revolving Facility. During 2023, we completed the issuance of €425 of our July 2031 Notes, paying financings costs of $7. Also during 2023, we redeemed $200 of our April 2025 Notes. During 2023, we paid financing costs of $2 to amend our credit and guaranty agreement, extending the Revolving Facility maturity to March 14, 2028. We used cash of $43 in both 2023 and 2022 for dividend payments to common stockholders. We used cash of $25 to repurchase common shares under our share repurchase program during 2022. Distributions to noncontrolling interests totaled $10 in 2023 and $8 in 2022. Hydro-Québec made cash contributions to Dana TM4 of $18 in 2023 and $30 in 2022.

Off-Balance Sheet Arrangements

There have been no material changes at September 30, 2023 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2022 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2022 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2022 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the nine months ended September 30, 2023. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first nine months of 2023.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors disclosed in Item 1A of our 2022 Form 10-K have been updated to included the following revised risk factor:

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

Ford Motor Company (Ford), Stellantis N.V. (Stellantis) and General Motors Company’s (GM) contracts with employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) expired on September 14, 2023. Beginning on September 15, 2023, the UAW commenced labor strikes at certain U.S. operations of Ford, Stellantis and GM. We have experienced a decrease in order volumes from Ford and Stellantis resulting from the impact of the UAW’s labor strike activities which has caused us to curtail operations at certain of our U.S. manufacturing and assembly operations. An increase in the scope of the UAW’s labor strike activities could result in further curtailment of our U.S. operations. Prolonged UAW labor strike activities against Ford and Stellantis could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On February 16, 2021 our Board of Directors approved an extension of our existing common stock share repurchase program through December 31, 2023. Approximately $102 remained available under the program for future share repurchases as of September 30, 2023. We repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. No shares of our common stock were repurchased under the program during the third quarter of 2023.

Item 5. Other Information

During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	October 27, 2023	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer