Form 10-K
period 2023-12-31
DANA INC
filed 2024-02-20
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2023 was $2,436,129,903.

There were 144,386,484 shares of the registrant's common stock outstanding at February 2, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on April 24, 2024 are incorporated by reference into Part III.

DANA INCORPORATED

FORM 10-K

YEAR ENDED December 31, 2023

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

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana Incorporated (Dana), with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. From axles, driveshafts, transmissions, sealing and thermal products to electrification products including motors, inverters, controllers, e-sealing, e-thermal and digital solutions, we enable the propulsion of internal combustion engine (ICE), hybrid and electric powered vehicles by supplying nearly every major vehicle manufacturer in the world. We also serve the stationary industrial market. As of December 31, 2023 we employed approximately 41,800 people and operated in 31 countries.

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

External sales by operating segment for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023		2022		2021
	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Light Vehicle	$4,035	38.2%	$4,090	40.3%	$3,773	42.2%
Off-Highway	3,185	30.2%	2,946	29.0%	2,593	29.0%
Commercial Vehicle	2,092	19.8%	1,979	19.5%	1,532	17.1%
Power Technologies	1,243	11.8%	1,141	11.2%	1,047	11.7%
Total	$10,555		$10,156		$8,945

Refer to Segment Results of Operations in Item 7 and Note 20 to our consolidated financial statements in Item 8 for further financial information about our operating segments.

Our business is diversified across end-markets, products and customers. The following table summarizes the markets, products and largest customers of each of our operating segments as of December 31, 2023:

Segment	Markets	Products	Largest Customers

Light Vehicle	Light vehicle market:	Axles	Ford Motor Company
	Light trucks (full frame)	Driveshafts	Stellantis N.V.*
	Sport utility vehicles	ICE, hybrid and e-transmissions	Toyota Motor Corporation
	Crossover utility vehicles	e-Axle systems	Renault-Nissan-Mitsubishi
	Utility vans	e-Transmission systems	Alliance
	Sports cars	Inverters	Tata Motors Ltd (including
	Super sports cars	Electric motors	Jaguar Land Rover)
		Controllers	Volkswagen AG

Commercial Vehicle	Commercial vehicle market:	Axles	PACCAR Inc
	Medium duty trucks	Driveshafts	Traton SE
	Heavy duty trucks	Hybrid and e-transmissions	AB Volvo
	Buses	e-Axle systems	Daimler Truck AB
	Specialty vehicles	e-Transmission systems	Ford Motor Company
		Inverters	CNH Industrial N.V.
Electric motors
Controllers

Off-Highway	Off-Highway market:	Axles, hub drives and driveshafts	Deere & Company
	Construction	ICE, hybrid and e-transmissions	CNH Industrial N.V.
	Agricultural	e-Axle systems	AGCO Corporation
	Mining	e-Transmission systems	Oshkosh Corporation
	Forestry	e-Hub drive systems	Manitou Group
	Material handling	Inverters	JCB Inc.
	Industrial stationary	Electric motors
	Lawn care and recreational	Controllers

Power Technologies	Light vehicle market	ICE sealing and thermal	Ford Motor Company
	Commercial vehicle market	e-Sealing	General Motors Company
	Off-Highway market	e-Thermal cooling systems	Stellantis N.V.
	Industrial stationary market	Battery cooling	Volkswagen AG
		Electronics cooling	(including Traton SE)
		Hydrogen fuel cell cooling	Cummins Inc.
		New power industrial cooling	Mercedes-Benz Group

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

Sales reported by our non-U.S. subsidiaries comprised $6,063, or 57%, of our 2023 consolidated sales of $10,555. A summary of sales and long-lived assets by geographic region can be found in Note 20 to our consolidated financial statements in Item 8.

Customer Dependence

We are largely dependent on light vehicle, medium- and heavy-duty vehicle and off-highway original equipment manufacturer (OEM) customers. Ford Motor Company (Ford) and Stellantis N.V. (Stellantis) were the only individual customers accounting for 10% or more of our consolidated sales in one or more of the past three years. As a percentage of total sales from operations, our sales to Ford were approximately 20% in 2023, 19% in 2022 and 19% in 2021. Our sales to Stellantis (via a directed supply relationship) were approximately 9% in 2023, 11% in 2022 and 12% in 2021. Volkswagen AG (including Traton SE), PACCAR, Inc and Toyota Motor Corporation were our third, fourth and fifth largest customers in 2023. Our 10 largest customers collectively accounted for approximately 55% of our sales in 2023.

Loss of all or a substantial portion of our sales to Ford, Stellantis or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced and there is no assurance that any such lost volume would be replaced.

Sources and Availability of Raw Materials

We use a variety of raw materials in the production of our products, including steel and products containing steel, stainless steel, forgings, castings, bearings, semiconductors, and magnets and related rare earth materials. Other commodity purchases include aluminum, brass, copper and plastics. These materials are typically available from multiple qualified sources in quantities sufficient for our needs. However, some of our operations remain dependent on single sources for certain raw materials.

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

The following table summarizes our principal competitors by operating segment as of December 31, 2023:

Segment	Principal Competitors

Light Vehicle	American Axle & Manufacturing Holdings, Inc.	Magna International Inc.
	BorgWarner Inc.	Schaeffler AG
	Hofer Powertrain GmbH	Valeo SE
	Jing-Jin Electric Technologies Co. Ltd.	ZF Friedrichshafen AG
	Linamar Corporation	Vertically integrated OEM operations

Commercial Vehicle	Allison Transmission Holdings, Inc.	Eugen Klein GmbH
	BorgWarner Inc.	Hendrickson Holdings, LLC
	Cummins Inc.	Tirsan Kardan A.Ş.
	Danfoss A/S	ZF Friedrichshafen AG
	Eaton Corporation plc	Vertically integrated OEM operations

Off-Highway	Bonfiglioli Riduttori S.p.A.	Kohler Co.
	Carraro S.p.A.	SEW-Eurodrive GmbH
	Comer Industries S.p.A.	Zapi S.p.A.
	Danfoss A/S	ZF Friedrichshafen AG
	Kessler+Co	Vertically integrated OEM operations

Power Technologies	Denso Corporation	Mahle GmbH
	ElringKlinger AG	Tenneco Inc.
	Freudenberg Group	Valeo SE
	Hanon Systems	YinLun Co., LTD

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

We own or have licensed numerous trademarks that are registered or subject to pending applications in many jurisdictions. For example, our Spicer®, Spicer ElectrifiedTM, Victor Reinz®, Long®, GrazianoTM and Dana TM4TM trademarks are widely recognized in their market segments. We regard our trademarks as valuable assets and strategically pursue available protection of these rights.

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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We integrate related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2023, we had eleven stand-alone technical and engineering centers and fourteen additional sites at which we conduct research and development activities. Our research and development costs were $237 in 2023, $201 in 2022 and $178 in 2021. Total engineering expenses including research and development were $369 in 2023, $321 in 2022 and $297 in 2021. Over the past several years our engineering spend has been more heavily focused on research and development activities, progressing key electrification initiatives.

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

Human Capital

Our talented people power a customer-centric organization that is continuously improving the performance and efficiency of vehicles and machines around the globe. The following table summarizes our employees by operating segment and geographical region as of December 31, 2023:

Segment	Employees	Region	Employees
Light Vehicle	13,900	North America	15,900
Off-Highway	11,800	Europe	11,500
Commercial Vehicle	7,800	Asia Pacific	10,100
Power Technologies	6,100	South America	4,300
Technical and administrative	2,200	Total	41,800
Total	41,800

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

Diversity, Equity and Inclusion – Our vision is to maintain a diverse and inclusive, global organization that develops, fosters, and attracts great people whose perspectives are encouraged, heard, valued, and supported. We are committed to advancing and reflecting the communities we serve.  At Dana, we are proud to have an employee-centric organization that challenges the status quo by ensuring our business policies, processes and culture allow us to continuously build upon our diverse strengths to further grow a strong, inclusive work environment. Dana remains focused on cultivating an inclusive culture that embraces diversity and equity to enable Dana people to contribute to their full potential and have a sense of belonging. To achieve this, our diversity, equity, and inclusion strategy is guided by five pillars: leadership commitment; diversity representation; awareness, education and development; employee and community growth; and cross-functional collaboration.

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

Business Resource Groups – Dana has a network of Business Resource Groups (BRGs) to empower employees and enhance Dana’s ability to develop, retain, and attract top talent. These BRGs are executive leadership-supported, employee-led initiatives with the mission to inspire growth and innovation and foster belonging for all employees. BRGs provide employees opportunities for development, mentoring, networking, and utilizing their talents in ways that positively impact the business.  Our BRGs currently include:

●	African American Resource Group (AARG) – Dana's AARG group is committed to supporting the career development of African American talent through thought-leadership workshops and community events. The group provides Dana insight to the best practices for sourcing and retaining top talent.
●	Connected Cultures – Dana's Connected Cultures group aims to recognize and celebrate the cultural fluency and diversity of Dana people. The group focuses on increasing cultural awareness by promoting understanding and respects of different beliefs, values and customs across diverse groups.
●	Dana Alumni – With more than a century of rich history, Dana leverages its vast network of Alumni, including retirees and former long-time employees to help them remain informed about the company's latest initiatives and to gather ideas on how to best continue to engage our workforce.
●	Dana Women’s Network (DAWN) – The company’s DAWN group is focused on providing professional networking and career development for women at Dana. They also promote activities that engage Dana’s senior leaders to better understand how the company can support women at work.
●	Green Team – Dana's Green Team resource group helps to advance Dana's mission to be sustainably responsible in our business practices. The group helps to inform and drive grassroots employee initiatives on reducing our impact on the environment.
●	LGBTQ+A – The LGBTQ+A group focuses on maintaining an inclusive working environment that enables the company to leverage a diverse leadership pipeline. It has assisted in providing educational resources and community activities to engage the Dana team on best ways to support our LGBTQ+A colleagues.
●

Military and Veterans – The military and veterans group supports active-duty and veteran military personnel by understanding their unique needs and finding the best ways to support them. This group's understanding of the needs of those who have served also allows the company to consider the best way to engage candidates and recruit them to Dana.

●	New to Dana (NTD) – The NTD group is open to all new Dana employees to help acclimate them to the Dana business culture and understand the company’s rich history. It provides resources, support, and professional development opportunities to new employees as they transition into their job responsibilities at Dana.

Recruiting – As a company, we collaborate with internationally recognized organizations to reach out to diverse talent and implement best practices for recruiting individuals who work within our core business functions. Dana’s talent acquisition group focuses on recruitment of talented people to the company while continuing to maintain best-in-class processes to address the unique market conditions we face across our global facilities.

Health and Wellness – Dana understands the importance of advocating for the health and well-being of our employees. Health initiatives can have a long-lasting, sustainable impact on employee well-being, but healthy habits do not develop overnight. The company is continuously evaluating new opportunities for programs that help address factors that influence health-related behaviors, which can have a long-lasting impact on an employee’s well-being. We support vaccination programs to encourage employees to maintain their health and the  health of their coworkers and communities. Dana understands the needs of individuals are unique and continues to offer initiatives spanning the spectrum of health and wellness to help provide a supportive work environment where employees strive for balance in their lives. We have enhanced our employee assistance programs around the world to support the emotional, physical and financial needs of our employees. Our program includes the traditional employee assistance services, but also gives employees access to legal services, dependent care support, financial advice, and mindfulness programs, such as meditation, positivity training tools, and inspirational videos to help manage anxiety, depression, stress, sleep and more.

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

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2023.

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

In addition, our global operations expose us to risks associated with public health crises, such as epidemics and pandemics, which could harm our business and cause our operating results to suffer. Pandemics, such as the novel coronavirus disease (COVID) pandemic, may have an adverse effect on our business, results of operations, cash flows and financial condition. Efforts to combat a pandemic can be complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. Pandemics may negatively impact the global economy, disrupt our operations as well as those of our customers, suppliers, and the global supply chains in which we participate, and create significant volatility and disruption of financial markets. The extent of the impact of a pandemic on our business and financial performance, including our ability to execute our near-term and long-term operational, strategic, and capital structure initiatives, will depend on the duration and severity of the pandemic, which are uncertain and cannot be predicted.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 55% of our overall sales in 2023. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

We operate in 31 countries around the world and we depend on significant foreign suppliers and customers. Further, we have several growth initiatives that are targeting emerging markets like China and India. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. We operate in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At December 31, 2023, our net asset exposure related to Argentina was approximately $50, including $20 of net fixed assets.

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

Approximately 57% of our sales in 2023 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. Strengthening of the U.S. dollar against the euro and currencies of other countries in which we have operations could have an adverse effect on our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

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

Commodity, labor, transportation and energy costs have been volatile over the past several of years creating pressure on our profit margins. We continue to work with our customers to recover a portion of our material cost increases. While we have been successful in the past recovering a significant portion of such cost increases, there is no assurance that increases in commodity costs, which can be impacted by a variety of factors, including changes in trade laws and tariffs, will not adversely impact our profitability in the future. We may also experience labor shortages in certain geographies and increased competition for qualified candidates. These shortages could adversely affect our ability to meet customer demand and increase labor costs, which would reduce our profitability. Standard freight may increase due to shipping container and truck driver shortages and port congestion attributable to global supply chain disruptions resulting from regional and global pandemics and conflicts. We may also incur significant premium freight, resulting from frequent changes in customer order patterns. If we are unable to pass labor, transportation and energy cost increases on to our customer base or otherwise mitigate the costs, our profit margin could be adversely affected.

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

We could encounter unexpected difficulties integrating acquisitions and operating joint ventures.

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

Several of our joint ventures operate pursuant to established agreements and, as such, we do not unilaterally control the joint venture. There is a risk that the partners’ objectives for the joint venture may not be aligned with ours, leading to potential differences over management of the joint venture that could adversely impact its financial performance and consequent contribution to our earnings. Additionally, inability on the part of our partners to satisfy their contractual obligations under the agreements could adversely impact our results of operations and financial position. Certain of our joint venture partners have the ability to put their ownership interests to Dana at fair value. If a joint venture partner were to put its ownership interest to Dana, it could cause Dana to outlay significant amounts of cash to purchase the joint venture partner's ownership interest in addition to increased future cash outlays required to fund 100% of the operations on a go-forward basis, reducing available funds for other strategic initiatives and capital investments.

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

We contribute to certain multi-employer defined benefit pension plans for certain of our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2023. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 12 to our consolidated financial statements in Item 8 for additional information on multi-employer pension plans.)

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

We could be adversely impacted by an extended transition period away from petroleum fuel vehicles to alternate fuel vehicles.

As the market transitions from ICE vehicles to EV-based vehicles, we will continue to experience elevated levels of research and development costs, capital investment and inventory levels. During the transition period, we will need to maintain production capacity to meet both ICE and EV-related customer demand, requiring incremental capital investment and reducing our ability to operate at scale. In addition, we will need to maintain incremental levels of inventory to satisfy ICE and EV-related customer demand, as raw materials and components used in the production of ICE and EV-related products are largely unique. An extended transition period could negatively impact our profitability, cash flows and financial position.

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

At December 31, 2023, Dana had consolidated debt obligations of $2,679, with cash and cash equivalents of $529 and unused revolving credit capacity of $1,141. Our ability to grow the business and satisfy debt service obligations is dependent, in part, on our ability to gain access to capital at competitive costs. External factors beyond our control can adversely affect capital markets – either tightening availability of capital or increasing the cost of available capital. Failure on our part to maintain adequate financial performance and appropriate credit metrics can also affect our ability to access capital at competitive prices.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Dana maintains a risk management program overseen by our Executive Leadership Team. Our Senior Vice President and Chief Financial Officer and Senior Vice President, General Counsel and Secretary / Chief Compliance and Sustainability Officer (General Counsel) have responsibility for our risk management program. In addition, our Business Unit Presidents and functional leads oversee strategic and operational risks, including cybersecurity risks. Cybersecurity is a top priority, and our cybersecurity program is driven by our commitment to maintaining a strong security architecture, active governance, and robust controls. Our cybersecurity program is led by our Director of Cybersecurity and GRC (DOC) and overseen by Dana’s Enterprise Cybersecurity Steering Committee (ECSC). The ECSC is sponsored by senior leaders from disciplines such as Information Technology, Legal, Human Resources, Engineering, Product Development, and Operations, and includes the Senior Vice President and Chief Information Officer (CIO); General Counsel; Senior Vice President and Chief Human Resources Officer; Senior Vice President and Chief Technology Officer; and Senior Vice President Global Operations. The ECSC is responsible for developing and overseeing strategies related to Dana’s cybersecurity program. As set forth in its charter, our Technology & Sustainability Committee, comprised of independent directors, has oversight responsibilities for cybersecurity risk and includes members with significant cybersecurity experience. The DOC and CIO regularly provide updates on Dana’s cybersecurity program to the Board and the Technology & Sustainability Committee.

Dana’s global cybersecurity team is charged with executing enterprise, product, and manufacturing cybersecurity programs and policies with a focus on security architecture, penetration testing, cyber risk management, incident response, vulnerability management, intelligence, awareness and training, and governance. Dana’s cybersecurity programs utilize the National Institute of Standards and Technology (NIST) Cybersecurity Framework and leverage the International Organization for Standardization (ISO) 27001 standard for information security. Dana periodically contracts with external auditing firms to assess the maturity of Dana’s cybersecurity program against the NIST Cybersecurity Framework. The results of these audits are shared with the Technology & Sustainability Committee. Dana leverages independent security ratings services assessments to aid in measuring our progress along the cybersecurity continuum as well as for measurement against peer companies. Dana’s supplier risk management process incorporates cybersecurity review and assessment procedures over third-party vendors and service providers.

Dana has an established cybersecurity awareness training program. Formal training on topics relating to cybersecurity is mandatory at least annually for all employees with access to the Company’s network. Training is administered and tracked through online learning modules. Training topics include how to escalate suspicious activities including phishing, viruses, spams, insider threats, suspect human behaviors or safety issues. Training is supplemented by phishing awareness campaigns.

In the event a high-risk cybersecurity incident is identified, our Incident Response Team will coordinate the response in accordance with our Information Security Incident Response Plan and make necessary communications to the ECSC and executive leadership. The DOC and CIO will make any required communications to the Chief Executive Officer (CEO), with the CEO making any required communications to the Board and Technology & Sustainability Committee. Our CEO, Chief Financial Officer, General Counsel and CIO are responsible for assessing such incidents for materiality, ensuring that any required notification or communication occurs and determining, among other things, whether any prohibition on the trading of our common stock by insiders should be imposed prior to the disclosure of information about a material cybersecurity event.

In the last three years we have not experienced any cybersecurity incident that has been material to the results of our operations or that has caused us to incur any material expenses.

Item 2. Properties

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Manufacturing and assembly plants	31	19	19	19	88

As of December 31, 2023, we had eighty-eight major manufacturing and assembly plants. In addition, we had nine aftermarket sales and services facilities supporting our mobility customers and twenty-two service and assembly facilities supporting our stationary equipment customers. We maintain eleven stand-alone technical and engineering centers in addition to fourteen technical and engineering centers housed within our manufacturing and assembly plants.

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

Holders of common stock — Based on reports by our transfer agent, there were approximately 2,370 registered holders of our common stock on February 2, 2024.

Reference is made to the Equity Compensation Plan Information section of Item 12 for certain information regarding our equity compensation plans.

Stockholder return — The following graph shows the cumulative total shareholder return for our common stock since December 31, 2018. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on December 31, 2018. Each of the returns shown assumes that all dividends paid were reinvested.

Performance chart

Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Dana Incorporated	$100.00	$136.92	$148.28	$176.24	$119.72	$118.86
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Dow Jones US Auto Parts Index	100.00	127.43	149.74	181.18	133.28	133.22

Issuer's purchases of equity securities — Our common stock share repurchase program expired on December 31, 2023. No shares of our common stock were repurchased under the program during the fourth quarter of 2023.

Trading arrangements — During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading agreement.

Annual meeting — We will hold an annual meeting of shareholders on April 24, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Discussion and analysis of our results of operations pertaining to 2022 compared to 2021 not included in this Form 10-K can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2023, 45% of our sales came from North American operations and 55% from operations throughout the rest of the world. Our sales by operating segment were Light Vehicle – 38%, Commercial Vehicle – 20%, Off-Highway – 30% and Power Technologies – 12%.

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

We continue to deliver on our goal to accelerate vehicle electrification through both core Dana technologies and targeted strategic acquisitions and are positioned today to lead the market. Our investments in electrodynamic expertise and technologies combined with Dana’s longstanding mechatronics capabilities has allowed us to develop and deliver fully integrated e-Propulsion systems that are power-dense and achieve optimal efficiency through the integration of the components that we offer due to our mechatronics capabilities. With recent electric vehicle program awards, we are well on our way to achieving our growth objectives in this emerging market.

The development and implementation of our enterprise strategy is positioning Dana to grow profitably due to increased customer focus as we leverage our core capabilities, expand into new markets, develop and commercialize new technologies, including for electric vehicles.

Capital Structure Initiatives

In addition to investing in our business, we plan to prioritize a balanced allocation of capital while maintaining a strong balance sheet.

Shareholder return initiatives — When evaluating capital structure initiatives, we balance our growth opportunities with maintaining a strong balance sheet and returning capital to shareholders via dividends and share repurchases. Except for three quarters in 2020, when we temporarily suspended dividends to common shareholders in response to the global COVID pandemic, we have paid quarterly dividends to our common shareholders since the first quarter of 2012. We also utilize share repurchases to provide returns to our shareholders. We repurchased $25 and $23 of common shares in 2022 and 2021, respectively.

Financing initiatives — Our current portfolio of unsecured senior notes is structured such that no more than $469 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. In addition, during 2023 we extended the maturity of our $1,150 revolving credit facility to March 2028. See Note 13 to our consolidated financial statements in Item 8 for additional information.

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

Each of our end-markets has unique cyclical dynamics and market drivers. These cycles are impacted by periods of investment where end-user vehicle fleets are refreshed or expanded in reaction to demand usage patterns, regulatory changes, or when the age of vehicles in service reach their useful life. Key market drivers include regional economic growth rates; cost and availability of end customer financing; industrial output; commodity production and pricing; and residential and nonresidential construction rates. Our multi-market coverage and broad customer base help provide stability across the cycles while mitigating secular variability. In 2020, all of our end-markets were impacted to varying degrees by the COVID pandemic, which initially resulted in lower demand driven by production shutdowns related to virus mitigation efforts in the regions we serve. During 2021, we generally saw improvement across all of our end markets despite production levels being muted by global supply chain disruptions driven in part by transportation inefficiencies and labor, commodity and semiconductor chip shortages. During 2022 and 2023, we continued to see incremental improvement across our end markets despite continuing, but lessening, global supply chain disruptions.

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. During 2023, light-truck markets improved across all regions except North America, which was negatively impacted by labor strikes during the fourth quarter of 2024 at the U.S. operations of several original equipment manufacturers. The outlook for the full year of 2024 reflects global light-truck production being relatively stable across all regions in comparison with the prior year.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2023, production of Class-8 trucks in North America increased 8% over 2022 reflecting increased demand driven by higher freight volumes and rates during the first half of 2023, with demand tapering during the second half of 2023 as freight volumes and rates trended downward. The outlook for 2024 is for weakening demand with production down moderately from 2023 levels driven by lower year-over-year freight volumes and rates. Medium-duty truck production in North America experienced a modest 9% year-over-year increase from 2022. The outlook for 2024 is for a modest decrease in production over the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America declined 32% in 2023 reflecting weak economic conditions in the region. The 2024 outlook for South America is for a modest increase in production from 2023 as local economic conditions are expected to somewhat improve. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, increased 18% in 2023. The 2024 outlook for Asia Pacific is for a modest increase in production from the prior year.

Off-highway markets — Our off-highway business has a large presence outside of North America, with 68% of its 2023 sales coming from products manufactured in Europe; however, a large portion of these products are utilized in vehicle production outside the region. The construction equipment segment of the off-highway market is closely related to global economic growth and infrastructure investment. The global construction equipment market continued to rebound in 2023 with production up 5% over the prior year. The outlook for 2024 is for modest growth in North America, South America and Asia Pacific, partially offset by moderately lower production levels in Europe. End-user investment in the mining equipment segment is driven by prices for commodity products produced by underground mining. The global mining equipment market has been mostly stable over the past several years as industry participants have maintained vehicle inventory levels to match commodity output, and this trend is expected to continue in 2024. The agriculture equipment market is the third of our key off-highway segments. Like the underground mining segment, investment in agriculture equipment is primarily driven by prices for farm commodities. Farm commodity price decreases in 2023 spurred a 2% decrease in agriculture equipment production. The outlook for 2024 is for global end-market demand to remain relatively flat with the prior year.

Foreign currency — With 57% of our 2023 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and India accounted for 50% and 10% of our 2023 non-U.S. sales, respectively, while Brazil and China both accounted for 8%. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies weakened against the U.S. dollar in 2023, decreasing 2023 sales by $9. A weaker Indian rupee, South African rand and Chinese renminbi were partially offset by a stronger euro and Brazilian real.

Argentina has experienced significant inflationary pressures the past several years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for 2023 of approximately $215 are 2% of our consolidated sales and our net asset exposure related to Argentina was approximately $50, including $20 of net fixed assets, at December 31, 2023. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates. Reference is made to Note 1 of our consolidated financial statements in Item 8 for additional information.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Lower commodity prices increased year-over-year earnings by $51 in 2023. Material recovery pricing actions decreased year-over-year earnings by $2 in 2023.

Sales, Earnings and Cash Flow Outlook

	2024
	Outlook	2023	2022	2021
Sales	$10,650 - $11,150	$10,555	$10,156	$8,945
Adjusted EBITDA	$875 - $975	$845	$700	$795
Net cash provided by operating activities	$475 - $525	$476	$649	$158
Purchases of property, plant and equipment	~4% of sales	$501	$440	$369
Free Cash Flow	$25 - $75	$(25)	$209	$(211)

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

Our 2024 sales outlook is $10,650 to $11,150, reflecting a modest improvement in global market demand and $350 of net new business backlog. Based on our current sales and exchange rate outlook for 2023, we expect overall stability in international currencies with a modest headwind to sales primarily due to a weaker euro, Chinese renminbi and Thai baht. At sales levels in our current outlook for 2024, a 5% movement on the euro would impact our annual sales by approximately $140. A 5% change on the Chinese renminbi, Indian rupee or Brazilian real rates would impact our annual sales in each of those countries by approximately $30. At our current sales outlook for 2024, we expect full year 2024 adjusted EBITDA to approximate $875 to $975. Adjusted EBITDA Margin is expected to be 8.5% at the midpoint of our guidance range, a 50 basis-point improvement over 2023, reflecting higher margin net new business and improving operational performance being partially offset by the benefit of the material cost recovery tailwind experienced in 2023 dissipating in 2024, as commodity prices stabilize, and increased investment to support our electrification strategy. We expect to generate free cash flow of approximately $50 at the midpoint of our guidance range reflecting the benefit of higher year-over-year adjusted EBITDA and lower capital spending being largely offset by higher year-over-year cash paid for interest and income taxes and increased working capital to support higher sales levels.

Among our operational and strategic initiatives are increased focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business awarded that will be launching over the next three years, adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At December 31, 2023, our sales backlog of net new business for the 2024 through 2026 period was $950. We expect to realize $350 of our sales backlog in 2024, with incremental sales backlog of $300 being realized in both 2025 and 2026. Our sales backlog is approximately 75% attributable to electric-vehicle content with the balance attributable to traditional ICE-vehicle content. Our sales backlog is balanced across all of our end markets.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2023 versus 2022)

	2023		2022
		% of		% of	Increase/
	Dollars	Net Sales	Dollars	Net Sales	(Decrease)
Net sales	$10,555		$10,156		$399
Cost of sales	9,655	91.5%	9,393	92.5%	262
Gross margin	900	8.5%	763	7.5%	137
Selling, general and administrative expenses	549	5.2%	495	4.9%	54
Amortization of intangibles	13		14		(1)
Restructuring charges, net	25		(1)		26
Impairment of goodwill	—		(191)		191
Other income (expense), net	3		22		(19)
Earnings before interest and income taxes	316		86		230
Loss on extinguishment of debt	(1)		—		(1)
Interest income	17		11		6
Interest expense	154		128		26
Earnings (loss) before income taxes	178		(31)		209
Income tax expense	121		284		(163)
Equity in earnings (loss) of affiliates	(9)		4		(13)
Net income (loss)	48		(311)		359
Less: Noncontrolling interests net income	22		15		7
Less: Redeemable noncontrolling interests net loss	(12)		(84)		72
Net income (loss) attributable to the parent company	$38		$(242)		$280

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency	Acquisitions	Organic
	2023	2022	(Decrease)	Effects	(Divestitures)	Change
North America	$4,752	$4,923	$(171)	$(1)	$—	$(170)
Europe	3,550	3,059	491	31		460
South America	731	788	(57)	11		(68)
Asia Pacific	1,522	1,386	136	(50)		186
Total	$10,555	$10,156	$399	$(9)	$—	$408

Sales in 2023 were $399 higher than in 2022. Weaker international currencies reduced sales by $9, principally due to a weaker Indian rupee, South African rand and Chinese renminbi, partially offset by a stronger euro and Brazilian real. The organic sales increase of $408, or 4%, resulted from improved overall market demand and the conversion of sales backlog. Pricing actions, including material commodity price and inflationary cost adjustments, increased sales by $409.

The North America organic sales decrease of 3% was driven principally by a full-frame light-truck customer program that ended in 2022, labor strikes during the fourth quarter of 2023 by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) at the U.S. operations of certain of our customers, and lower light-truck production levels, partially offset by stronger medium/heavy-truck production volumes, higher light-vehicle engine production levels and the conversion of sales backlog. Year-over-year full-frame light-truck production was down 2% while light vehicle engine production was up 12% compared with 2022. Year-over-year Class 8 truck production was up 8% while Classes 5-7 truck production was up 9%. Excluding currency effects, sales in Europe were up 15% compared with 2022. With our significant Off-Highway presence in the region, a stronger construction/mining equipment market was a major factor. The year-over-year organic sales increase in Europe for this operating segment was 10% compared with 2022. Sales in Europe also benefited from higher year-over-year light-truck and medium/heavy-truck production of 16% and 17%, respectively. Excluding currency effects, sales in South America were 9% lower than 2022 reflecting lower medium/heavy-truck production. Year-over-year South America medium/heavy-truck production was 32% lower than 2022. Excluding currency effects, sales in Asia Pacific increased 13% compared to 2022 due to stronger light-truck and medium/heavy-truck production levels compared with 2022. Year-over-year light-truck production was up 13% while medium/heavy-truck production was up 18%.

Cost of sales and gross margin — Cost of sales for 2023 increased $262, or 3%, when compared to 2022. Cost of sales as a percent of sales was 100 basis points lower than in the previous year. Incremental margins provided by increased sales volumes, material cost savings of $114, lower commodity costs of $51 and lower premium freight of $48 were partially offset by non-material inflationary cost impacts of $296, higher warranty expense of $14, higher program launch costs of $21 and operational inefficiencies primarily attributed to continued global supply chain disruptions and frequent customer order changes made with little to no advance notification. Commodity cost are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $900 for 2023 increased $137 from 2022. Gross margin as a percent of sales was 8.5% in 2023, 100 basis points higher than in 2022. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating slightly during 2023, gross margin was positively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2023 were $549 (5.2% of sales) as compared to $495 (4.9% of sales) in 2021. SG&A expenses were $54 higher in 2023 primarily due to higher salaried employee wages and incentive compensation, increased software technology investments and travel expenses.

Amortization of intangibles — Amortization expense was $13 in 2023 and $14 in 2022.

Restructuring charges, net — Net restructuring charges were $25 in 2023 and ($1) in 2022. See Note 4 of our consolidated financial statements in Item 8 for additional information.

Impairment of goodwill — During the third quarter of 2022, we recorded a $191 goodwill impairment charge. See Note 3 of our consolidated financial statements in Item 8 for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	2023	2022
Non-service cost components of pension and OPEB costs	$(13)	$(7)
Government assistance	16	8
Foreign exchange gain (loss)	(13)	4
Strategic transaction expenses	(5)	(8)
Other, net	18	25
Other income (expense), net	$3	$22

We continue to account for Argentina as a highly inflationary economy and remeasure the financial statements of our Argentine subsidiaries as if their functional currency was the U.S. dollar. The foreign exchange loss in 2023 was primarily due to the Argentine government significantly devaluing the Argentine peso during the fourth quarter of 2023. Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2023 and 2022 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

Loss on extinguishment of debt — On June 9, 2023 we redeemed $200 of our April 2025 Notes. The $1 loss on extinguishment of debt is comprised of the write-off of previously deferred financing costs associated with the April 2025 Notes. See Note 13 of our consolidated financial statements in Item 8 for additional information.

Interest income and interest expense — Interest income increased from $11 in 2022 to $17 in 2023, due to higher average cash balances and higher interest rates being paid on cash deposits. Interest expense increased from $128 in 2022 to $154 in 2023, due to higher average debt levels and higher interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.6% in 2023 and 4.7% in 2022.

Income tax expense — Income tax expense was $121 in 2023 and $284 in 2022. During 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. In addition, we recorded net benefit of $55 on the intercompany sale of intangible assets to the U.S. During 2022, we recognized tax expense of $240 to record valuation allowance in the U.S., which includes $189 on U.S. federal credits and attributes and $51 related to U.S. state attributes. In addition, we recorded a tax benefit of $32 for U.S. tax credits generated. During 2022, we recorded a pre-tax goodwill impairment charge of $191 with an associated income tax benefit of $2. See Note 17 to our consolidated financial statements in Item 8 for additional information.

Equity in earnings of affiliates — Net earnings (loss) from equity investments was a loss of $9 in 2023 and earnings of $4 in 2022. Equity in loss of Dongfeng Dana Axle Co., Ltd. (DDAC) was $16 in 2023 and $1 in 2022. The year-over-year decrease in DDAC's earnings was primarily due to valuation allowances being recorded against certain deferred tax assets.

Segment Results of Operations (2023 versus 2022)

Light Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2022	$4,090	$158	3.9%
Volume and mix	(209)	(16)
Performance	184	75
Currency effects	(30)	(5)
2023	$4,035	$212	5.3%

Light Vehicle sales in 2023, exclusive of currency effects, were 1% lower than 2022 reflecting generally stronger global markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions being offset by a customer program ending in 2022 and labor strikes during the fourth quarter of 2023 by the UAW at the U.S. operations of certain of our customers. Year-over-year North America full-frame light-truck production decreased 2% while light-truck production in Europe, South America and Asia Pacific increased 16%, 7% and 13%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $184.

Light Vehicle segment EBITDA increased by $54 in 2023. Lower sales volumes decreased year-over-year earnings by $16 (8% decremental margin). The year-over-year performance-related earnings increase was driven by net customer pricing and cost recovery actions of $184, commodity cost decreases of $40, material costs savings of $35, lower premium freight costs of $21, lower warranty expense of $3 and operational efficiencies of $13. Partially offsetting these performance-related earnings increases were inflationary cost increases of $187, higher incentive compensation of $12, higher program launch costs of $6 and higher spending on electrification initiatives of $16.

Commercial Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2022	$1,979	$43	2.2%
Volume and mix	32	18
Performance	76	29
Currency effects	5	(3)
2023	$2,092	$87	4.2%

Commercial Vehicles sales in 2023, exclusive of currency effects, were 5% higher than 2022 reflecting improved North America and Europe markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions, partially offset by a weaker South America market. Year-over-year North America Class 8 production was up 8% while Classes 5-7 was up 9%. Year-over-year medium/heavy-truck production in Europe was up 17% while medium/heavy-truck production in South America was down 32%. Net customer pricing and cost recovery actions increased year-over-year sales by $76.

Commercial Vehicle segment EBITDA increased by $44 in 2023. Higher sales volumes and improved product mix provided a year-over-year earnings increase of $18 (56% incremental margin). The year-over-year performance-related earnings increase was driven by net customer pricing and cost recovery actions of $76, material cost savings of $33, lower spending on electrification initiatives of $17 and lower premium freight costs of $12. Partially offsetting these performance-related earnings increases were operational inefficiencies of $60, inflationary cost increases of $22, higher program launch costs of $9, higher incentive compensation of $9, higher warranty costs of $8 and commodity cost increases of $1.

Off-Highway

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2022	$2,946	$404	13.7%
Volume and mix	131	37
Performance	95	24
Currency effects	13
2023	$3,185	$465	14.6%

Off-Highway sales in 2023, exclusive of currency effects, were 8% higher than 2022 reflecting strong global markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year global construction/mining equipment markets increased 5% while global agricultural equipment markets were relatively stable with production decreasing 2%. Net customer pricing and cost recovery actions increased year-over-year sales by $95.

Off-Highway segment EBITDA increased by $61 in 2023. Higher sales volumes provided a year-over-year earnings increase of $37 (28% incremental margin). The year-over-year performance-related earnings increase was driven by net customer pricing and cost recovery actions of $95, material cost savings of $33, lower premium freight costs of $14 and commodity cost decreases of $14. Partially offsetting these performance-related earnings increases were inflationary cost increases of $82, operational inefficiencies of $31, higher warranty expenses of $9, higher incentive compensation of $9 and higher spending on electrification initiatives of $1.

Power Technologies

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2022	$1,141	$94	8.2%
Volume and mix	45	(12)
Performance	54	6
Currency effects	3	1
2023	$1,243	$89	7.2%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in 2023, exclusive of currency effects, were 9% higher than 2022 reflecting improved North America and Europe markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year North America light-vehicle engine production was up 12% while Europe light-vehicle engine production was up 10%. Net customer pricing and cost recovery actions increased year-over-year sales by $54.

Power Technologies segment EBITDA decreased by $5 in 2023. Unfavorable product mix resulted in decremental margins on higher year-over-year sales volumes in 2023. The year-over-year performance-related earnings increase was driven by net customer pricing and cost recovery actions of $54, material cost savings of $13 and lower premium freight costs of $1. Partially offsetting these performance-related earnings increases were inflationary cost increases of $34, higher program launch costs of $6, higher incentive compensation of $6, increased spending on electrification initiatives of $7, operational inefficiencies of $7 and commodity cost increases of $2.

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

The following table provides a reconciliation of net income (loss) to adjusted EBITDA.

	2023	2022
Net income (loss)	$48	$(311)
Equity in earnings (loss) of affiliates	(9)	4
Income tax expense	121	284
Earnings (loss) before income taxes	178	(31)
Depreciation and amortization	416	388
Restructuring charges, net	25	(1)
Interest expense, net	137	117
Loss on extinguishment of debt	1
Distressed supplier costs	44
Impairment of goodwill		191
Other*	44	36
Adjusted EBITDA	$845	$700

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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	2023	2022
Net cash provided by operating activities	$476	$649
Purchases of property, plant and equipment	(501)	(440)
Free cash flow	$(25)	$209

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at December 31, 2023:

Cash and cash equivalents	$529
Additional cash availability from Revolving Facility	1,141
Total liquidity	$1,670

We had availability of $1,141 at December 31, 2023 under our Revolving Facility after deducting $9 of outstanding letters of credit.

The components of our December 31, 2023 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$399	$399
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	127	130
Consolidated cash balance	$3	$526	$529

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

At December 31, 2023, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

	2023	2022
Cash provided by changes in working capital	$70	$199
Other cash provided by operations	406	450
Net cash provided by operating activities	476	649
Net cash used in investing activities	(528)	(426)
Net cash provided by (used in) financing activities	160	(42)
Net increase in cash, cash equivalents and restricted cash	$108	$181

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $406 in 2023 and $450 in 2021. The year-over-year decrease is primarily attributable to the impact of higher year-over-year operating earnings being offset by lower year-over-year dividends received from equity-method investments, higher year-over-year cash paid for interest and income taxes and higher year-over-year cash payments made to distressed supplier.

Working capital provided cash of $70 and $199 in 2023 and 2022, respectively. Cash of $12 was provided by receivables in 2023 while cash of $81 was used to finance receivables in 2022. Cash of $42 and $99 was used to fund higher inventory levels during 2023 and 2022, respectively. Increases in accounts payable and other net liabilities provided cash of $100 and $379 in 2023 and 2022, respectively.

Investing activities — Expenditures for property plant and equipment were $501 and $440 in 2023 and 2022. The increase in capital spend during 2023 is in support of awarded next generation programs and new business. During 2022, purchases of marketable securities were largely funded by proceeds from sales of marketable securities.

Financing activities — During 2023 and 2022, we had net repayments of $25 and net borrowings of $25 on our Revolving Facility. During 2023, we completed the issuance of €425 of our July 2031 Notes, paying financings costs of $7. Also during 2023, we redeemed $200 of our April 2025 Notes. During 2023, we paid financing costs of $2 to amend our credit and guaranty agreement, extending the Revolving Facility maturity to March 14, 2028. We used cash of $58 in both 2023 and 2022 for dividend payments to common stockholders. We used cash of $25 to repurchase common shares under our share repurchase program during 2022. Distributions to noncontrolling interests totaled $10 in 2023 and $9 in 2022. Hydro-Québec made cash contributions to Dana TM4 of $22 in 2023 and $51 in 2022.

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

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2023.

		Payments Due by Period
Contractual Cash Obligations	Total	2024	2025 - 2026	2027 - 2028	After 2028
Long-term debt(1)	$2,606	$27	$201	$800	$1,578
Interest payments(2)	856	145	264	225	222
Operating leases(3)	465	62	109	82	212
Financing leases(4)	68	9	16	11	32
Unconditional purchase obligations(5)	542	348	89	63	42
Pension contribution(6)	24	24
Retiree health care benefits(7)	40	4	8	8	20
Uncertain income tax positions(8)	—
Total contractual cash obligations	$4,601	$619	$687	$1,189	$2,106

______________________________________________________

Notes:

(1)	Principal payments on long-term debt.
(2)	Interest payments are based on long-term debt in place at December 31, 2023 and the interest rates applicable to such obligations.
(3)	Operating lease obligations, including interest, related to real estate, manufacturing and material handling equipment, vehicles and other assets.
(4)

Finance lease obligations, including interest, related to real estate and manufacturing and material handling equipment.  Excluded from this table are $112 of undiscounted minimum lease payments for leases that have not yet commenced.  See Note 7 of our consolidated financial statements in Item 8 for additional discussion.

(5)	Unconditional purchase obligations are comprised of commitments for the procurement of fixed assets, the purchase of raw materials and the fulfillment of other contractual obligations.
(6)

This amount represents estimated 2024 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2024 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(7)

This amount represents estimated payments under our retiree health care programs. Obligations under the retiree health care programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made in the future consider recent payment trends and certain of our actuarial assumptions.

(8)

We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2023 of $125. See Note 17 of our consolidated financial statements in Item 8 for additional discussion.

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

Retiree benefits — Accounting for pension benefits and other postretirement benefits (OPEB) involves estimating the cost of benefits to be provided well into the future and generally attributing that cost to the time period each employee works. These plan expenses and obligations are dependent on assumptions developed by us in consultation with our outside advisers such as actuaries and other consultants and are generally calculated independently of funding requirements. The assumptions used, including inflation, discount rates, investment returns, mortality rates, turnover rates, retirement rates, future compensation levels and health care cost trend rates, have a significant impact on plan expenses and obligations. These assumptions are regularly reviewed and modified when appropriate based on historical experience, current trends and future outlook. Changes in one or more of the underlying assumptions could result in a material impact to our consolidated financial statements in any given period. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.

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

U.S. retirement plans — Our U.S. defined benefit pension plans comprise 62% of our consolidated defined benefit pension obligations at December 31, 2023. These plans are frozen and no service-related costs are being incurred. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets.

Rising discount rates decrease the present value of future pension obligations – a 25 basis point increase in the discount rate would decrease our U.S. pension liability by about $11. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of a 5.75% expected return in 2024 is appropriate for our U.S. pension plans. See Note 12 to our consolidated financial statements in Item 8 for information about the investing and allocation objectives related to our U.S. pension plan assets.

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

At December 31, 2023, we have $136 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Based on the current funded status of our U.S. plans, we expect to make contributions of $7 during 2024.

See Note 12 of our consolidated financial statements in Item 8 for additional discussion of our pension and OPEB obligations.

Acquisitions — From time to time, we make strategic acquisitions that have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired, liabilities assumed and any redeemable noncontrolling interests or noncontrolling interests based upon their estimated fair values as of the acquisition date. We determine the estimated fair values using information available to us and engage independent third-party valuation specialists when necessary. Estimating fair values can be complex and subject to significant business judgment. We believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they were based, in part, on historical experience and information obtained from management of the acquired companies and were inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired included, but were not limited to, future expected cash flows from product sales, customer contracts and acquired technologies, and discount rates. The discount rates used to discount expected future cash flows to present value were typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results. Generally, we have, if necessary, up to one year from the acquisition date to finalize our estimates of acquisition date fair values.

Redeemable noncontrolling interests —  Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. We estimate the fair value of the redemption value using an income based approach based on discounted cash flow projections.  In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rate, capital expenditures and terminal growth rate. See additional discussion of redeemable noncontrolling interests in Note 9 of our consolidated financial statements in Item 8.

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

Investments in affiliates — We had aggregate investments in affiliates of $123 at December 31, 2023 and $136 at December 31, 2022. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. Fair value is generally determined using the discounted cash flows (an income approach) or guideline public company (a market approach) methods.

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

Contingency reserves — We have numerous other loss exposures, such as product liability, environmental liability and matters involving litigation. Establishing loss reserves for these matters requires the use of estimates and judgment regarding risk of exposure and ultimate liability. Product liability claims are generally estimated based on historical experience and the estimated costs associated with specific events giving rise to potential field campaigns or recalls. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities. In the case of legal contingencies, estimates are made of the likely outcome of legal proceedings and potential exposure where reasonably determinable based on the information presently known to us. New information and other developments in these matters could materially affect our recorded liabilities.

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

The following table summarizes the sensitivity of the fair value of our derivative instruments, including forward contracts and currency swaps, at December 31, 2023 to a 10% change in foreign exchange rates.

	10% Increase	10% Decrease
	in Rates	in Rates
	Gain (Loss)	Gain (Loss)
Foreign currency rate sensitivity:
Currency swaps	$(65)	$65
Forward contracts	$(67)	$78

At December 31, 2023, of the $1,757 total notional amount of foreign currency derivatives, approximately 56% represents the aggregate of fixed-to-fixed cross-currency interest rate swaps while the remaining 44% primarily represents forward contracts associated with our forecasted foreign currency-denominated sales and purchase transactions.

To manage our global liquidity objectives, we periodically execute intercompany loans, some of which are foreign currency-denominated. With respect to such intercompany loans, the total notional amount outstanding at December 31, 2023 is approximately $975. Depending on the specific objective of each intercompany loan arrangement, certain intercompany loans may be hedged while others remain unhedged for strategic reasons. The decision to hedge the loan, to designate the loan itself as a hedge or not to hedge the loan is dependent on management's underlying strategy. Of the approximately $975 of foreign currency-denominated intercompany loans outstanding at December 31, 2023, $307, or 32%, has been hedged by one of our fixed-to-fixed cross-currency swaps whereby we have protected the income statement from exchange rate risk. Of the remaining 68% of such outstanding intercompany loans, $243 million has been hedged by foreign currency forwards and the remaining balances have not been hedged.

To align our cash requirements with availability by currency, we also periodically issue external debt that is denominated in a currency other than the functional currency of the issuing entity. As of December 31, 2023, we had $200 of external U.S. dollar debt, issued by a euro-functional entity, all of which has been hedged by our fixed-to-fixed cross-currency interest rate swaps. Such swaps are treated as cash flow hedges whereby the changes in fair value are recorded in OCI to the extent the hedges remain effective.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Dana Incorporated and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2023 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Fair Value of Redeemable Noncontrolling Interests

As described in Note 9 to the consolidated financial statements, Hydro-Québec owns a 45% redeemable noncontrolling interest in Dana TM4 Inc., Dana TM4 Electric Holdings BV, and Dana TM4 USA, LLC. The terms of the joint venture agreement provide Hydro-Québec with the right to put all, and not less than all, of its ownership interests in Dana TM4 Inc., Dana TM4 Electric Holdings BV, and Dana TM4 USA, LLC to the Company at fair value. Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income (loss) items and distributions or the redemption values. Management estimates the fair value of the redemption value using an income based approach based on discounted cash flow projections. In determining the fair value using discounted cash flow projections, management makes significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rate, capital expenditures and terminal growth rate. The fair value of the redeemable noncontrolling interests was $191 million as of December 31, 2023.

The principal considerations for our determination that performing procedures relating to the fair value of redeemable noncontrolling interests is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the redeemable noncontrolling interests; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, projected EBITDA, discount rate, capital expenditures, and terminal growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s fair value estimate of redeemable noncontrolling interests, including controls over management’s development of significant assumptions. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the redeemable noncontrolling interests; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, projected EBITDA, discount rate, capital expenditures, and terminal growth rate. Evaluating management’s assumptions related to revenue growth rates, projected EBITDA, and capital expenditures involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the underlying operating entity; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate and terminal growth rate assumptions.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 20, 2024

We have served as the Company’s auditor since 1916.

Dana Incorporated

Consolidated Statement of Operations

(In millions, except per share amounts)

	2023	2022	2021
Net sales	$10,555	$10,156	$8,945
Costs and expenses
Cost of sales	9,655	9,393	8,108
Selling, general and administrative expenses	549	495	460
Amortization of intangibles	13	14	14
Restructuring charges, net	25	(1)
Impairment of goodwill		(191)
Other income (expense), net	3	22	32
Earnings before interest and income taxes	316	86	395
Loss on extinguishment of debt	(1)		(29)
Interest income	17	11	9
Interest expense	154	128	131
Earnings (loss) before income taxes	178	(31)	244
Income tax expense	121	284	72
Equity in earnings (loss) of affiliates	(9)	4	28
Net income (loss)	48	(311)	200
Less: Noncontrolling interests net income	22	15	14
Less: Redeemable noncontrolling interests net loss	(12)	(84)	(11)
Net income (loss) attributable to the parent company	$38	$(242)	$197

Net income (loss) per share available to common stockholders
Basic	$0.26	$(1.69)	$1.36
Diluted	$0.26	$(1.69)	$1.35

Weighted-average common shares outstanding
Basic	144.4	143.6	144.8
Diluted	144.6	143.6	146.2

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income

(In millions)

	2023	2022	2021
Net income (loss)	$48	$(311)	$200
Other comprehensive income (loss), net of tax:
Currency translation adjustments	30	(102)	(9)
Hedging gains and losses	(1)	17	(5)
Defined benefit plans	(16)	53	53
Other comprehensive income (loss)	13	(32)	39
Total comprehensive income (loss)	61	(343)	239
Less: Comprehensive income attributable to noncontrolling interests	(22)	(10)	(2)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	10	95	1
Comprehensive income (loss) attributable to the parent company	$49	$(258)	$238

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet

(In millions, except share and per share amounts)

	2023	2022
Assets
Current assets
Cash and cash equivalents	$529	$425
Accounts receivable
Trade, less allowance for doubtful accounts of $16 in 2023 and $11 in 2022	1,371	1,374
Other	280	202
Inventories	1,676	1,609
Other current assets	247	219
Total current assets	4,103	3,829
Goodwill	263	259
Intangibles	182	201
Deferred tax assets	516	397
Other noncurrent assets	140	123
Investments in affiliates	123	136
Operating lease assets	327	311
Property, plant and equipment, net	2,311	2,193
Total assets	$7,965	$7,449

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$22	$52
Current portion of long-term debt	35	8
Accounts payable	1,756	1,838
Accrued payroll and employee benefits	288	214
Taxes on income	86	54
Current portion of operating lease liabilities	42	36
Other accrued liabilities	373	277
Total current liabilities	2,602	2,479
Long-term debt, less debt issuance costs of $24 in 2023 and $22 in 2022	2,598	2,348
Noncurrent operating lease liabilities	284	277
Pension and postretirement obligations	334	298
Other noncurrent liabilities	319	249
Total liabilities	6,137	5,651
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	191	195
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,386,484 and 143,366,482 shares outstanding	2	2
Additional paid-in capital	2,255	2,229
Retained earnings	317	321
Treasury stock, at cost (474,981 and zero shares)	(9)	—
Accumulated other comprehensive loss	(990)	(1,001)
Total parent company stockholders' equity	1,575	1,551
Noncontrolling interests	62	52
Total equity	1,637	1,603
Total liabilities, redeemable noncontrolling interests and equity	$7,965	$7,449

 The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows

(In millions)

	2023	2022	2021
Operating activities
Net income (loss)	$48	$(311)	$200
Depreciation	393	365	365
Amortization	23	23	24
Amortization of deferred financing charges	5	5	6
Redemption premium on debt			21
Write-off of deferred financing costs	1		8
Earnings of affiliates, net of dividends received	11	23	(10)
Stock compensation expense	26	19	17
Deferred income taxes	(104)	153	(1)
Pension expense, net	3	(1)	(1)
Gain on sale leaseback			(66)
Impairment of goodwill		191
Change in working capital	70	199	(455)
Change in other noncurrent assets and liabilities	11	9	(3)
Other, net	(11)	(26)	53
Net cash provided by operating activities	476	649	158
Investing activities
Purchases of property, plant and equipment	(501)	(440)	(369)
Proceeds from sale of property, plant and equipment	2	3	85
Acquisition of businesses, net of cash acquired		(1)	(18)
Investments in affiliates			(23)
Purchases of marketable securities		(15)	(32)
Proceeds from sales of marketable securities			30
Proceeds from maturities of marketable securities		30	35
Proceeds from sale of equity affiliate			29
Proceeds from sale of subsidiaries, net of cash disposed			(4)
Settlement of terminated fixed-to-fixed cross currency swap			(22)
Settlements of undesignated derivatives	(13)	(8)	(4)
Other, net	(16)	5
Net cash used in investing activities	(528)	(426)	(293)
Financing activities
Net change in short-term debt	(30)	33	(3)
Proceeds from long-term debt	458	2	1,157
Repayment of long-term debt	(209)	(24)	(1,156)
Redemption premium on debt			(21)
Deferred financing payments	(9)		(18)
Dividends paid to common stockholders	(58)	(58)	(58)
Repurchases of common stock		(25)	(23)
Distributions to noncontrolling interests	(10)	(9)	(15)
Contributions from redeemable noncontrolling interests	22	51	14
Deconsolidation of non-wholly owned subsidiary			(6)
Payments to acquire noncontrolling interests		(4)
Other, net	(4)	(8)	2
Net cash provided by (used in) financing activities	160	(42)	(127)
Net increase (decrease) in cash, cash equivalents and restricted cash	108	181	(262)
Cash, cash equivalents and restricted cash - beginning of period	442	287	567
Effect of exchange rate changes on cash balances	13	(26)	(18)
Cash, cash equivalents and restricted cash - end of period	$563	$442	$287

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Stockholders’ Equity

(In millions)

	Parent Company Stockholders'
						Accumulated	Parent
			Additional			Other	Company	Non-
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'	controlling	Total
	Stock	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2020	$—	$2	$2,408	$530	$(156)	$(1,026)	$1,758	$76	$1,834
Net income				197			197	14	211
Other comprehensive income (loss)						41	41	(12)	29
Common stock dividends and dividend equivalents ($0.40 per share)			1	(59)			(58)		(58)
Common stock share repurchases					(23)		(23)		(23)
Distributions to noncontrolling interests							—	(15)	(15)
Purchase of noncontrolling interests							—	(2)	(2)
Sale of noncontrolling interests							—	(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value				(6)			(6)		(6)
Deconsolidation of non-wholly owned subsidiary							—	(8)	(8)
Other							—	1	1
Stock compensation			18				18		18
Stock withheld for employees taxes					(5)		(5)		(5)
Balance, December 31, 2021	—	2	2,427	662	(184)	(985)	1,922	53	1,975
Net income (loss)				(242)			(242)	15	(227)
Other comprehensive loss						(16)	(16)	(5)	(21)
Common stock dividends and dividend equivalents ($0.40 per share)			1	(58)			(57)		(57)
Common stock share repurchases					(25)		(25)		(25)
Retirement of treasury shares			(216)		216		—		—
Distributions to noncontrolling interests							—	(9)	(9)
Purchase of noncontrolling interests							—	(2)	(2)
Redeemable noncontrolling interests adjustment to redemption value				(41)			(41)		(41)
Stock compensation			17				17		17
Stock withheld for employees taxes					(7)		(7)		(7)
Balance, December 31, 2022	—	2	2,229	321	—	(1,001)	1,551	52	1,603
Net income				38			38	22	60
Other comprehensive income						11	11		11
Common stock dividends and dividend equivalents ($0.40 per share)				(58)			(58)		(58)
Distributions to noncontrolling interests							—	(12)	(12)
Redeemable noncontrolling interests adjustment to redemption value				16			16		16
Stock compensation			26				26		26
Stock withheld for employees taxes					(9)		(9)		(9)
Balance, December 31, 2023	$—	$2	$2,255	$317	$(9)	$(990)	$1,575	$62	$1,637

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

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and depreciated over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At  December 31, 2023, the machinery and equipment component of property, plant and equipment includes $26 of our tooling related to long-term supply arrangements. Also at  December 31, 2023, other accounts receivable includes $38 and other noncurrent assets includes $24 of costs related to tooling that we have a contractual right to collect from our customers.

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

We may also use fixed-to-floating or floating-to-fixed interest rate swaps or other similar derivatives to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed-rate and variable-rate debt. As a fair value hedge of the underlying debt, changes in the fair values of the swap and the underlying debt are recorded in interest expense. No such fixed-to-floating or floating-to-fixed swaps were outstanding at December 31, 2023. See Note 14 for additional information.

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

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Salaries, fringes and occupancy costs, including building, utility and overhead costs, comprise the vast majority of these expenses and are expensed as incurred. Research and development expenses were $237, $201 and $178 in 2023, 2022 and 2021. Over the past several years we significantly increased our research and development activities in support of our electrification initiatives.

Recently adopted accounting pronouncements

On January 1, 2023 we adopted Accounting Standards Update (ASU) 2022-04, Supplier Finance Programs which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. Adoption of this new standard did not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. Certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from Dana to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. Dana is not a party to the arrangements between the suppliers and the financial institutions. Dana’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. Dana's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. As of   December 31, 2023 and  2022 , we had $69 and $81, respectively, of confirmed obligations presented as accounts payable within total current liabilities on the consolidated balance sheet.

On January 1, 2023 we adopted ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which did not have a material impact on our financial statements or financial statement disclosures.

Recently issued accounting pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280). The guidance enhances reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the guidance on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This guidance requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The guidance becomes effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the guidance on our financial statement disclosures.

Subsequent Event

On February 19, 2024, Dana entered into a definitive agreement to sell its European hydraulics business to HPIH S.à r.l. for approximately $42. The sale price is subject to adjustment based on net working capital and net financial position balances as of the closing date. Dana expects to recognize a pre-tax loss of approximately $23 on the transaction. The transaction is expected to close during the second quarter of 2024. Dana will account for its European hydraulics business as held for sale until the transaction closes. Dana's European hydraulics business is part of our Off-Highway operating segment and had revenues of approximately $90 during 2023.

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

Note 3.  Goodwill and Other Intangible Assets

Goodwill — Our goodwill is tested for impairment annually as of October 31 for all of our reporting units, and more frequent if events or circumstances warrant such a review. For our 2023 annual impairment test, we performed a Step 0 qualitative approach for the Off-Highway reporting unit. Based on the results of the qualitative assessment, we determined that it is more likely than not that the fair value of our Off-Highway reporting unit exceeded its carrying value and as such, our goodwill was not considered impaired as of October 31, 2023.

We evaluated macro-economic conditions during the third quarter of 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the negative impact of sustained higher commodity costs, non-material cost increases and operational inefficiencies attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed an interim goodwill impairment analyses for our Commercial Vehicle and Off-Highway reporting units.

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

Changes in the carrying amount of goodwill by segment —

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Balance, December 31, 2021	$—	$201	$281	$—	$482
Impairment		(191)			(191)
Currency impact		(10)	(22)		(32)
Balance, December 31, 2022	—	—	259	—	259
Currency impact			4		4
Balance, December 31, 2023	$—	$—	$263	$—	$263

Non-amortizable intangible assets — Our non-amortizable intangible assets include a portion of our trademarks and trade names. Non-amortizable trademarks and trade names consist of the Dana®, Spicer® and TM4® trademarks and trade names utilized in our Commercial Vehicle and Off-Highway segments. We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the two years ended  December 31, 2023 in connection with the required annual assessment for trademarks and trade names.

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

These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows. We use our internal forecasts, which we update quarterly, to develop our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. Our valuation is applied over the life of the primary assets within the asset groups. If the undiscounted cash flows do not indicate that the carrying amount of the asset group is recoverable, an impairment charge is recorded if the carrying amount of the asset group exceeds its fair value based on discounted cash flow analyses or appraisals. There were no impairments recorded during the two years ended December 31, 2023.

Components of other intangible assets —

		December 31, 2023			December 31, 2022
	Weighted
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	8	$159	$(126)	$33	$156	$(116)	$40
Trademarks and trade names	13	29	(15)	14	29	(13)	16
Customer relationships	8	503	(441)	62	498	(425)	73
Non-amortizable intangible assets
Trademarks and trade names		73		73	72		72
		$764	$(582)	$182	$755	$(554)	$201

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at  December 31, 2023 were as follows: Light Vehicle – $14, Commercial Vehicle – $59, Off-Highway – $105 and Power Technologies – $4.

Amortization expense related to amortizable intangible assets —

	2023	2022	2021
Charged to cost of sales	$10	$9	$10
Charged to amortization of intangibles	13	14	14
Total amortization	$23	$23	$24

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on  December 31, 2023 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2024	2025	2026	2027	2028
Amortization expense	$21	$19	$17	$16	$11

Note 4.  Restructuring of Operations

Our restructuring activities include rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations and reducing overhead costs as well as headcount reduction initiatives to reduce operating costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs, including certain operating costs of facilities that we are in the process of closing.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance, December 31, 2020	$30	$—	$30
Charges to restructuring	2	5	7
Adjustments of accruals	(7)		(7)
Cash payments	(13)	(5)	(18)
Currency impact	(1)		(1)
Balance, December 31, 2021	11	—	11
Charges to restructuring	2	2	4
Adjustments of accruals	(5)		(5)
Cash payments	(6)	(2)	(8)
Balance, December 31, 2022	2	—	2
Charges to restructuring	17	8	25
Cash payments	(9)	(8)	(17)
Balance, December 31, 2023	$10	$—	$10

At  December 31, 2023, accrued employee termination benefits include costs to reduce approximately 300 employees to be completed over the next year.

Note 5.  Inventories

Inventory components at December 31 —

	2023	2022
Raw materials	$681	$679
Work in process and finished goods	995	930
Total	$1,676	$1,609

Note 6.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2023	2022
Other current assets:
Prepaid expenses	$155	$167
Restricted cash	23	7
Other	69	45
Total	$247	$219

Other noncurrent assets:
Deferred customer incentives	$34	$28
Pre-production costs receivable	24	25
Pension assets, net of related obligations	12	9
Restricted cash	11	10
Deferred financing costs	5	4
Other	54	47
Total	$140	$123

Property, plant and equipment, net:
Land and improvements to land	$198	$187
Buildings and building fixtures	576	539
Machinery and equipment	3,815	3,369
Software and hardware	366	310
Construction in progress	450	495
Finance lease right-of-use assets	55	57
Total cost	5,460	4,957
Less: accumulated depreciation	(3,149)	(2,764)
Net	$2,311	$2,193

Other accrued liabilities (current):
Non-income taxes payable	$57	$54
Warranty reserves	53	35
Contract liabilities	50	48
Accrued interest	50	29
Accrued customer rebates	27	20
Payable under forward contracts	12	11
Restructuring costs	10	2
Environmental	3	3
Deferred government assistance		3
Other expense accruals	111	72
Total	$373	$277

Other noncurrent liabilities:
Income tax liability	$81	$58
Interest rate swap market valuation	20	11
Deferred income tax liability	34	30
Workplace injury costs	13	14
Warranty reserves	63	73
Deferred government assistance	16	16
Other noncurrent liabilities	92	47
Total	$319	$249

Cash, cash equivalents and restricted cash at —

	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$529	$425	$268	$559
Restricted cash included in other current assets	23	7	9	5
Restricted cash included in other noncurrent assets	11	10	10	3
Total cash, cash equivalents and restricted cash	$563	$442	$287	$567

Supplemental cash flow information —

	2023	2022	2021
Change in working capital:
Change in accounts receivable	$12	$(81)	$(189)
Change in inventories	(42)	(99)	(471)
Change in accounts payable	(88)	343	254
Change in accrued payroll and employee benefits	73	36	3
Change in accrued income taxes	54	10	(44)
Change in other current assets and liabilities	61	(10)	(8)
Net	$70	$199	$(455)

Cash paid during the period for:
Interest	$128	$117	$109
Income taxes	148	132	99
Noncash investing and financing activities:
Purchases of property, plant and equipment held in accounts payable	$48	$74	$91
Stock compensation plans	26	17	18
Noncash dividends declared	1	1	1

Note 7. Leases

Our leases generally have remaining lease terms of one year to twenty years, some of which include options to extend the leases for up to forty years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides a summary of the location and amounts related to finance leases recognized in the consolidated balance sheet. Short-term lease costs were insignificant as of December 31, 2023 and 2022.

	Classification	2023	2022
Finance lease right-of-use assets	Property, plant and equipment, net	$55	$57
Finance lease liabilities	Current portion of long-term debt	7	8
Finance lease liabilities	Long-term debt	42	43

Components of lease expense —

	2023	2022	2021
Operating lease cost	$65	$58	$53
Finance lease cost:
Amortization of right-of-use assets	$8	$9	$8
Interest on lease liabilities	2	2	2
Total finance lease cost	$10	$11	$10

Supplemental cash flow information related to leases —

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62	$60	$53
Operating cash flows from finance leases	2	2	2
Financing cash flows from finance leases	8	9	7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$61	$111	$105
Finance leases	5	6	3

Supplemental balance sheet information related to leases —

	2023	2022
Weighted-average remaining lease term (years):
Operating leases	10	10
Finance leases	12	12
Weighted-average discount rate:
Operating leases	7.2%	6.9%
Finance leases	5.1%	4.5%

Maturities —

	Operating Leases	Finance Leases
2024	$62	$9
2025	57	8
2026	52	8
2027	45	7
2028	37	4
Thereafter	212	32
Total lease payments	465	68
Less: interest	139	19
Present value of lease liabilities	$326	$49

Finance lease payments presented in the table above exclude approximately $112 of undiscounted minimum lease payments for non-cancellable equipment leases with various banks signed in 2023 but commencing in 2024. These leases generally have lease terms of six years.

Note 8.  Stockholders' Equity

Preferred Stock

We are authorized to issue 50,000,000 shares of Dana preferred stock, par value $0.01 per share. There were no preferred shares outstanding at December 31, 2023 or 2022.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At  December 31, 2023, there were 144,861,465 shares of our common stock issued and 144,386,484 shares outstanding, net of 474,981 in treasury shares. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our stock compensation plan in addition to shares repurchased through share repurchase programs.

Our Board of Directors declared a cash dividend of ten cents per share of common stock in all four quarters of 2023. Aggregate 2023 cash dividends paid totaled $58. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Treasury stock — On December 17, 2022, we retired 13,477,933 shares of treasury stock. The $216 excess of the cost of the treasury stock over the common stock par value, based on the weighted-average pool price of our treasury shares at the date of retirement, was charged to additional paid-in capital.

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
				Accumulated
	Foreign		Defined	Other
	Currency		Benefit	Comprehensive
	Translation	Hedging	Plans	Loss
Balance, December 31, 2020	$(802)	$9	$(233)	$(1,026)
Other comprehensive income (loss):
Currency translation adjustments	(7)			(7)
Holding gains and losses		55		55
Reclassification of amount to net income (a)		(59)		(59)
Net actuarial gains			52	52
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			18	18
Tax expense		(1)	(17)	(18)
Other comprehensive income (loss)	(7)	(5)	53	41
Balance, December 31, 2021	(809)	4	(180)	(985)
Other comprehensive income (loss):
Currency translation adjustments	(88)			(88)
Holding gains and losses		76		76
Reclassification of amount to net income (a)		(56)		(56)
Net actuarial gains			62	62
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			11	11
Tax expense (benefit)	2	(3)	(20)	(21)
Other comprehensive income (loss)	(86)	17	53	(16)
Balance, December 31, 2022	(895)	21	(127)	(1,001)
Other comprehensive income (loss):
Currency translation adjustments	27			27
Holding gains and losses		22		22
Reclassification of amount to net income (a)		(23)		(23)
Net actuarial losses			(25)	(25)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			3	3
Tax benefit			7	7
Other comprehensive income (loss)	27	(1)	(15)	11
Balance, December 31, 2023	$(868)	$20	$(142)	$(990)

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

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income (loss) items and distributions or the redemption values. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. We estimate the fair value of the redemption value using an income based approach based on discounted cash flow projections.  In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rate, capital expenditures and terminal growth rate.

Reconciliation of changes in redeemable noncontrolling interests —

	2023	2022
Balance, beginning of period	$195	$198
Capital contribution from redeemable noncontrolling interest	22	51
Adjustment to redemption value	(16)	41
Other
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(12)	(84)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	2	(11)
Balance, end of period	$191	$195

Note 10.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2023	2022	2021
Net income (loss) available to common stockholders - Numerator basic and diluted	$38	$(242)	$197

Denominator:
Weighted-average common shares outstanding - Basic	144.4	143.6	144.8
Employee compensation-related shares, including stock options	0.2	—	1.4
Weighted-average common shares outstanding - Diluted	144.6	143.6	146.2

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million, 0.1 million and 0.6 million CSEs from the calculations of diluted earnings per share for the years 2023, 2022 and 2021 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.7 million for 2022 because the net loss position made these anti-dilutive.

Note 11.  Stock Compensation

2021 Omnibus Incentive Plan

The 2021 Omnibus Incentive Plan (the Plan) authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and performance share units (PSUs) through April 2031. Cash-settled awards do not count against the number of shares available for award under the Plan. At  December 31, 2023, there were 4.1 million shares available for future grants. Shares of common stock to be issued under the Plan are made available from authorized and unissued Dana common stock.

Award activity — (shares in millions)

	Options		RSUs		PSUs
				Grant-Date		Grant-Date
	Shares	Exercise Price*	Shares	Fair Value*	Shares	Fair Value*
December 31, 2022	0.2	$16.19	2.3	$18.95	0.4	$25.52
Granted			1.2	18.37	0.6	19.56
Exercised or vested	(0.2)	16.19	(1.5)	18.46	(0.3)	23.12
Forfeited or expired			(0.1)	19.61
December 31, 2023	—		1.9	20.05	0.7	21.70

* Weighted-average per share

	2023	2022	2021
Total stock compensation expense	$26	$19	$17
Total grant-date fair value of awards vested	33	19	15
Cash received from exercise of stock options	3		5
Cash paid to settle SARs and RSUs	5	4	2
Intrinsic value of stock options and SARs exercised	1		2
Intrinsic value of RSUs and PSUs vested	30	21	14

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For options and SARs, we use an option-pricing model to estimate fair value. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $2 and $4 for cash-settled awards at  December 31, 2023 and 2022. During 2023 we issued 1.3 million and de minimis shares of common stock based on vesting of RSUs and PSUs, respectively. At  December 31, 2023, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $26. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Stock options and stock appreciation rights — The exercise price of each option or SAR equals the closing market price of our common stock on the date of grant. Options and SARs generally vest over three years and their maximum term is ten years. Shares issued upon the exercise of options are recorded as common stock and additional paid-in capital at the option price. SARs are settled in cash for the difference between the market price on the date of exercise and the exercise price. We have not granted stock options or SARs since 2013. All outstanding awards are fully vested and exercisable. At  December 31, 2023, there were no outstanding awards as they have all been exercised or expired.

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

Under the 2023, 2022, and 2021 stock compensation award programs, the number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. For the portions of the awards based on financial metrics, we estimated the fair value at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the awards are not dividend protected. The estimated grant date value is accrued over the performance period and adjusted as appropriate based on performance relative to the target. For the portion of the PSU award based on shareholder returns, we estimated the fair value at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the performance period. The risk-free interest rate was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield for the 2023 and 2022 award was calculated using our historical approach calculated by dividing the expected annual dividend by the average stock price over the prior year. The estimated volatility was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date.

	PSUs
	2023	2022
Expect term (in years)	3.0	3.0
Risk-free interest rate	4.28%	1.78%
Dividend yield	2.50%	1.67%
Expected volatility	67.0%	63.9%

Cash incentive awards — Our 2021 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are primarily based on achieving certain financial performance goals. The financial performance goals of the plan are established annually by the Board of Directors.

Under the 2023 and 2022 annual incentive programs, participants were eligible to receive cash awards based on achieving earnings, cash flow and electrification sales performance goals. Under the 2021 annual incentive program, participants were eligible to receive cash awards based on achieving earnings and cash flow performance goals. We accrued $98, $37 and $8 of expense in 2023, 2022 and 2021 for the expected cash payments under these programs.

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

Components of net periodic benefit cost (credit) and other amounts recognized in OCI —

	Pension Benefits
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$28	$14	$16	$8	$13	$5
Expected return on plan assets	(31)	(3)	(28)	(2)	(26)	(2)
Service cost		6		7		9
Amortization of net actuarial loss	7		8	5	9	9
Curtailment		(1)
Net periodic benefit cost (credit)	4	16	(4)	18	(4)	21

Recognized in OCI:
Amount due to net actuarial (gains) losses	2	15	20	(66)	(4)	(23)
Reclassification adjustment for net actuarial losses in net periodic benefit cost	(7)		(8)	(5)	(9)	(9)
Total recognized in OCI	(5)	15	12	(71)	(13)	(32)
Net recognized in benefit cost (credit) and OCI	$(1)	$31	$8	$(53)	$(17)	$(11)

	OPEB
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$1	$2	$—	$2	$—	$2
Service cost						1
Amortization of net actuarial gain		(4)		(2)
Net periodic benefit cost (credit)	1	(2)	—	—	—	3

Recognized in OCI:
Amount due to net actuarial (gains) losses		8	(1)	(15)	(1)	(24)
Reclassification adjustment for net actuarial gain in net periodic benefit cost		4		2
Total recognized in OCI	—	12	(1)	(13)	(1)	(24)
Net recognized in benefit cost (credit) and OCI	$1	$10	$(1)	$(13)	$(1)	$(21)

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

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits				OPEB
	2023		2022		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$557	$296	$745	$384	$2	$48	$3	$69
Interest cost	28	14	16	8	1	2		2
Service cost		6		7
Actuarial (gain) loss	12	17	(155)	(73)		8	(1)	(15)
Benefit payments	(48)	(16)	(49)	(14)		(4)		(4)
Settlements		(1)
Translation adjustments		14		(16)		1		(4)
Obligation at end of period	$549	$330	$557	$296	$3	$55	$2	$48

	Pension Benefits				OPEB
	2023		2022		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$537	$59	$733	$65	$—	$1	$—	$1
Actual return on plan assets	41	5	(147)	(5)
Employer contributions		18		16		4		4
Benefit payments	(48)	(16)	(49)	(14)		(4)		(4)
Settlements		(1)
Translation adjustments		4		(3)		(1)
Fair value at end of period	$530	$69	$537	$59	$—	$—	$—	$1

Funded status at end of period	$(19)	$(261)	$(20)	$(237)	$(3)	$(55)	$(2)	$(47)

Amounts recognized in the balance sheet —

	Pension Benefits				OPEB
	2023		2022		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$11	$1	$7	$2	$—	$—	$—	$—
Current liabilities		(12)		(13)		(4)		(4)
Noncurrent liabilities	(30)	(250)	(27)	(226)	(3)	(51)	(2)	(43)
Net amount recognized	$(19)	$(261)	$(20)	$(237)	$(3)	$(55)	$(2)	$(47)

Amounts recognized in AOCI —

	Pension Benefits				OPEB
	2023		2022		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in AOCI:
Net actuarial loss (gain)	$136	$20	$141	$5	$—	$(33)	$—	$(45)
AOCI before tax	136	20	141	5	—	(33)	—	(45)
Deferred taxes	18	(7)	17	(2)		8		11
Net	$154	$13	$158	$3	$—	$(25)	$—	$(34)

The net actuarial loss for pension for 2023 was primarily due to a decrease in discount rates, partially offset due to the actual return on assets exceeding the expected asset return. The actuarial loss for OPEB for 2023 was primarily due to a decrease in the discount rates.

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

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$416	$31	$425	$14
Projected benefit obligation	416	32	425	14
Fair value of plan assets	427	33	431	16
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	$133	$270	$132	$259
Projected benefit obligation	133	298	132	282
Fair value of plan assets	103	36	106	43

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2023
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$25	$25	$—	$—	$—	$—	$—	$—
U.S. large cap	26				26
EAFE composite	14				14
Emerging markets	10				10
Fixed income securities:
Corporate bonds	379		190		189
U.S. Treasury strips	7		7
Non-U.S. government securities	19		2				17
Emerging market debt	8				8
Alternative investments:
Insurance contracts (c)	54			6				48
Real estate	11				11
Other	4						4
Cash and cash equivalents	42		42
Total	$599	$25	$241	$6	$258	$—	$21	$48

		Fair Value Measurements at December 31, 2022
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$20	$20	$—	$—	$—	$—	$—	$—
U.S. large cap	19				19
EAFE composite	11				11
Emerging markets	9				9
Fixed income securities:
Corporate bonds	414		165		249
U.S. Treasury strips	8		8
Non-U.S. government securities	16		2				14
Emerging market debt	7				7
Alternative investments:
Insurance contracts (c)	49			6				43
Real estate	14				14
Other	2						2
Cash and cash equivalents	27		27
Total	$596	$20	$202	$6	$309	$—	$16	$43

________________________________

Notes:

(a)	Certain assets are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

(b)

This category comprises a combination of small-, mid- and large-cap equity stocks that are allocated at the investment manager's discretion. Investments include common and preferred securities as well as equity funds that invest in these instruments.

(c)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Insurance	Insurance	Insurance	Insurance
Reconciliation of Level 3 Assets	Contracts	Contracts	Contracts	Contracts
Fair value at beginning of period	$6	$43	$6	$51
Actual gains (losses) relating to assets still held at the reporting date		5		(5)
Purchases, sales and settlements		(1)
Currency impact		1		(3)
Fair value at end of period	$6	$48	$6	$43

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

The allocations among portfolios are adjusted as needed to meet changing objectives and constraints and to manage the risk of adverse changes in the unfunded positions of our plans. At  December 31, 2023, the U.S. plans had targets of 21% for the Growth Portfolio (U.S. and non-U.S. equities, high-yield fixed income, real estate, emerging market debt and cash), 77% for the Immunizing Portfolio (long duration U.S. Treasury strips, corporate bonds and cash) and 2% for the Liquidity Portfolio (cash and short-term securities). The assets held at December 31, 2023 by the U.S. plans were invested 20% in the Growth Portfolio, 78% in the Immunizing Portfolio and 2% in the Liquidity Portfolio.

Significant assumptions — The significant weighted-average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	5.12%	4.33%	5.47%	4.74%	2.83%	1.97%
Net periodic benefit cost:
Discount rate	5.36%	4.98%	2.29%	2.20%	1.72%	1.79%
Rate of compensation increase	N/A	3.68%	N/A	3.11%	N/A	2.97%
Expected return on plan assets	6.00%	5.13%	4.00%	3.64%	3.50%	3.57%

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

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 5.75% expected return on asset assumption for 2024 for our U.S. plans.

The significant weighted-average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	5.19%	5.01%	5.54%	5.44%	2.99%	3.08%
Net periodic benefit cost:
Discount rate	5.48%	5.64%	2.84%	3.34%	2.57%	2.62%
Initial health care cost trend rate	N/A	2.76%	N/A	2.48%	N/A	2.27%
Ultimate health care cost trend rate	N/A	4.19%	N/A	4.09%	N/A	4.20%
Year ultimate reached	N/A	2032	N/A	2032	N/A	2032

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

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the following five-year period are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	U.S.	Non-U.S.
2024	$49	$17	$—	$4
2025	48	17		4
2026	47	20		4
2027	46	19		4
2028	45	21		4
2029 to 2033	207	124	1	19
Total	$442	$218	$1	$39

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. There are projected contributions of $7 and $17 to be made during 2024 for our U.S. plans and non-U.S. plans, respectively.

Multi-employer pension plans — We participate in the Steelworkers Pension Trust (SPT) multi-employer pension plan which provides pension benefits to certain of our U.S. employees represented by the United Steelworkers and United Automobile Workers unions. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreements expire May 22, 2026. The trustees of the SPT have provided us with the latest data available for the plan year ended  December 31, 2023. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers as a result of our participation in the plan.

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

	Employer	PPA
	Identification	Zone Status		Funding Plan	Contributions by Dana
Pension	Number/			Pending/				Surcharge
Fund	Plan Number	2023	2022	Implemented	2023	2022	2021	Imposed
SPT	23-6648508 / 499	Green	Green	No	$17	$18	$16	No

Note 13.  Financing Agreements

Long-term debt at December 31 —

	Interest Rate		2023	2022
Senior Notes due April 15, 2025	5.750%	*	$200	$400
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		359	348
Senior Notes due September 1, 2030	4.250%		400	400
Senior Euro Notes due July 15, 2031	8.500%		469
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			79	80
Debt issuance costs			(24)	(22)
			2,633	2,356
Less: Current portion of long-term debt			35	8
Long-term debt, less debt issuance costs			$2,598	$2,348

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

Scheduled principal payments on long-term debt, excluding finance leases at  December 31, 2023 —

	2024	2025	2026	2027	2028
Maturities	$27	$201	$—	$400	$400

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

On May 13, 2021, we completed the sale of $400 in senior unsecured notes (the September 2030 Notes) at 4.25%. The September 2030 Notes rank equally with Dana's other unsecured senior notes. Interest on the notes is payable on March 1 and September 1 of each year, beginning on September 1, 2021. The September 2030 Notes will mature on September 1, 2030. Net proceeds of the offering totaled $395. Financing costs of $5 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. Proceeds from the offering were used to finance and refinance eligible green projects related to clean transportation, renewable energy, sustainable water and wastewater management, and green buildings.

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

Credit agreement — During 2021, we fully paid down the $349 outstanding balance on our Term B Facility. We wrote off $5 of previously deferred financing costs associated with the Term B Facility. On March 25, 2021, we amended our credit and guaranty agreement, increasing the Revolving Facility to $1,150 and extending the maturity to March 25, 2026. We recorded deferred fees of $2 related to the amendment. On March 14, 2023, we amended our credit and guaranty agreement, extending its maturity to March 14, 2028. We recorded deferred fees of $2 related to the amendment. The deferred fees are being amortized over the life of the Revolving Facility. Deferred financing costs on our Revolving Facility are included in other noncurrent assets.

The Revolving Facility is guaranteed by all of our wholly-owned domestic subsidiaries subject to certain exceptions (the guarantors) and are secured by a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

Advances under the Revolving Facility bear interest at a floating rate based on, at our option, the base rate or Term Secured Overnight Financing Rate (SOFR) (each as described in the credit and guaranty agreement) plus a margin as set forth below:

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

At  December 31, 2023, we had no outstanding borrowings under the Revolving Facility and had utilized $9 for letters of credit. We had availability at December 31, 2023 under the Revolving Facility of $1,141 after deducting the letters of credit.

Debt covenants — At December 31, 2023, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 14.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	December 31, 2023	December 31, 2022
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	43	26
Cash flow hedges	Other accrued liabilities	2	7	4
Undesignated	Accounts receivable - Other	2	3	2
Undesignated	Other accrued liabilities	2	5	7
Currency swaps
Cash flow hedges	Other noncurrent assets	2		17
Cash flow hedges	Other noncurrent liabilities	2	11
Undesignated	Other noncurrent liabilities	2	9	11

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		2023		2022
		Carrying	Fair	Carrying	Fair
	Fair Value Level	Value	Value	Value	Value
Long term debt	2	$2,582	$2,495	$2,304	$2,010

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

The following fixed-to-fixed cross-currency swaps were outstanding at  December 31, 2023:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $776 at December 31, 2023 and $608 at December 31, 2022. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $981 at December 31, 2023 and $967 at December 31, 2022.

The following currency derivatives were outstanding at  December 31, 2023:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Indian rupee, Mexican peso, Thai baht	$269	$20	$289	Dec-2024
Euro	U.S. dollar, Australian dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, Norwegian krone, New Zealand dollar, Swedish krona, South African rand	240	49	289	Sep-2027
British pound	U.S. dollar, euro		1	1	Jan-2024
South African rand	U.S. dollar, euro, Thai baht	1	16	17	Feb-2024
Canadian dollar	U.S. dollar	5	14	19	Oct-2024
Brazilian real	U.S. dollar, euro	65	8	73	Dec-2024
Indian rupee	U.S. dollar, euro, British pound		80	80	Dec-2024
Chinese renminbi	U.S. dollar, Canadian dollar, euro	3	4	7	Jan-2024
Mexican peso	U.S. dollar		1	1	Jan-2024
Total forward contracts		583	193	776

U.S. dollar	euro	307	186	493	Nov-2027
Euro	U.S. dollar	300	188	488	Jun-2026
Total currency swaps		607	374	981
Total currency derivatives		$1,190	$567	$1,757

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	December 31, 2023	December 31, 2022	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$20	$11	$20
Cross-Currency Swaps	1	11
Total	$21	$22	$20

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	2023	2022	2021
Derivatives Designated as Cash Flow Hedges
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$10,555	$10,156	$8,945
Cost of sales	9,655	9,393	8,108
Other income (expense), net	3	22	32
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(34)	(7)	(9)
Other income (expense), net	(8)	(6)	(5)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	19	(43)	(45)

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

	2023	2022	2021
Derivatives Not Designated as Hedging Instruments
Gain or (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$—	$—	$1
Other income (expense), net	(10)	(13)	-

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

Note 15.  Commitments and Contingencies

Product liabilities — Accrued product liability costs were de minimis at  December 31, 2023 and 2022. We estimate these liabilities based on current information and assumptions about the value and likelihood of the claims against us.

Environmental liabilities — Accrued environmental liabilities were $6 and $8 at  December 31, 2023 and 2022. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	2023	2022	2021
Balance, beginning of period	$108	$107	$98
Amounts accrued for current period sales	51	44	38
Adjustments of prior estimates	14	6	11
Settlements of warranty claims	(56)	(46)	(28)
Divestitures			(10)
Currency impact	(1)	(3)	(2)
Balance, end of period	$116	$108	$107

Note 17.  Income Taxes

Income tax expense —

	2023	2022	2021
Current
U.S. federal and state	$38	$19	$(31)
Non-U.S.	187	112	104
Total current	225	131	73

Deferred
U.S. federal and state	(94)	160	54
Non-U.S.	(10)	(7)	(55)
Total deferred	(104)	153	(1)
Total expense	$121	$284	$72

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income before income taxes —

	2023	2022	2021
U.S. operations	$(246)	$(343)	$(170)
Non-U.S. operations	424	312	414
Earnings (loss) before income taxes	$178	$(31)	$244

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

Foreign income repatriation — We continue to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the amount and source of these earnings, as well as the expected means through which those earnings may be taxed. We recognized net expense of $7 in 2023, net benefit of $1 in 2022 and de minimis net expense in 2021, related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $12, $6 and $8 during 2023, 2022 and 2021 related to the actual transfer of funds to the U.S. The unrecognized tax liability associated with the operations in which we are permanently reinvested is $6 at December 31, 2023.

Effective tax rate reconciliation —

	2023		2022		2021
	$	%	$	%	$	%
U.S. federal income tax rate	37	21	(7)	21	51	21

Adjustments resulting from:
State and local income taxes, net of federal benefit	(5)	(3)	(6)	19
Non-U.S. income / expense	35	20	(2)	7	15	6
Credits and tax incentives	9	5	(27)	87	1
U.S. foreign derived intangible income					(1)
U.S. tax and withholding tax on non-US earnings	41	23	42	(135)	14	6
Intercompany sale of certain operating assets	(54)	(30)	(1)	3	(1)
Settlement and return adjustments	23	13	(7)	23	5	2
Enacted change in tax rates			(4)	13	(5)	(2)
Goodwill impairment			47	(151)
Miscellaneous items	7	4	(6)	19	(7)	(3)
Valuation allowance adjustments	28	15	255	(822)
Effective income tax rate	121	68	284	(916)	72	30

During 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. In addition, we recorded net benefit of $55 on the intercompany sale of intangible assets to the U.S.

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

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.

	2023	2022
Net operating loss carryforwards	$218	$181
Postretirement benefits, including pensions	65	49
Research and development costs	238	208
Expense accruals	65	49
Other tax credits recoverable	217	241
Capital loss carryforwards	53	51
Inventory reserves	37	32
Postemployment and other benefits	5	4
Intangibles	56
Leasing activities	77	69
Other	75	71
Total	1,106	955
Valuation allowances	(550)	(512)
Deferred tax assets	556	443

Unremitted earnings	(16)	(9)
Intangibles		(1)
Depreciation	(58)	(66)
Deferred tax liabilities	(74)	(76)
Net deferred tax assets	$482	$367

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating loss (NOL), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at  December 31, 2023. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration
Net operating losses
U.S. state	$55	$(55)	Various	2023
Brazil	17	(5)	Unlimited
France	6		Unlimited
Australia	18		Unlimited
Italy	18	(18)	Unlimited
Germany	5	(5)	Unlimited
Sweden	3	(3)	Unlimited
South Africa	8	(8)	Unlimited
U.K.	16	(10)	Unlimited
Canada	67	(57)	20	2026
India	3		5	2028
China	2	(1)	5	2025
Total	$218	$(162)

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets related to capital loss carryforwards of $53 which are fully offset with valuation allowances at  December 31, 2023. We also have deferred tax assets of $229 related to other credit carryforwards which are largely offset with valuation allowances of $218 at  December 31, 2023. The capital losses can generally be carried forward indefinitely while the other credits are generally available for 10 to 20 years.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements, are recognized as components of income tax expense or benefit. Interest of $21 and $7 was accrued on the uncertain tax positions at  December 31, 2023 and 2022.

Reconciliation of gross unrecognized tax benefits —

	2023	2022	2021
Balance, beginning of period	$102	$126	$104
Decrease related to expiration of statute of limitations	(8)	(6)	(5)
Decrease related to prior years tax positions	(5)	(43)	(2)
Increase related to prior years tax positions	5	7	16
Increase related to current year tax positions	18	18	13
Balance, end of period	$112	$102	$126

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

Note 18.  Other Income (Expense), Net

	2023	2022	2021
Non-service cost components of pension and OPEB costs	$(13)	$(7)	$(10)
Government assistance	16	8
Foreign exchange gain (loss)	(13)	4	2
Strategic transaction expenses	(5)	(8)	(13)
Loss on investment in Hyliion			(20)
Loss on disposal group held for sale			(7)
Loss on de-designation of fixed-to-fixed cross currency swaps			(9)
Gain on sale leaseback			66
Other, net	18	25	23
Other income (expense), net	$3	$22	$32

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. We continue to account for Argentina as a highly inflationary economy and remeasure the financial statements of our Argentine subsidiaries as if their functional currency was the U.S. dollar. The foreign exchange loss in 2023 was primarily due to the Argentine government significantly devaluing the Argentine peso during the fourth quarter of 2023.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $5 and $7 recorded in other current assets and $34 and $28 recorded in other noncurrent assets at December 31, 2023 and December 31, 2022.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $50 and $48 at  December 31, 2023 and  December 31, 2022. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	2023	2022	2021
Light Vehicle
North America	$2,606	$2,976	$2,698
Europe	568	403	424
South America	272	217	167
Asia Pacific	589	494	484
Total	$4,035	$4,090	$3,773

Commercial Vehicle
North America	$1,143	$987	$752
Europe	314	274	259
South America	404	524	389
Asia Pacific	231	194	132
Total	$2,092	$1,979	$1,532

Off-Highway
North America	$361	$361	$290
Europe	2,174	1,939	1,680
South America	23	17	14
Asia Pacific	627	629	609
Total	$3,185	$2,946	$2,593

Power Technologies
North America	$642	$599	$490
Europe	494	443	473
South America	32	30	20
Asia Pacific	75	69	64
Total	$1,243	$1,141	$1,047

Total
North America	$4,752	$4,923	$4,230
Europe	3,550	3,059	2,836
South America	731	788	590
Asia Pacific	1,522	1,386	1,289
Total	$10,555	$10,156	$8,945

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

Segment information —

		Inter-
	External	Segment	Segment	Capital		Net
2023	Sales	Sales	EBITDA	Spend	Depreciation	Assets
Light Vehicle	$4,035	$190	$212	$184	$187	$1,354
Commercial Vehicle	2,092	124	87	106	38	836
Off-Highway	3,185	61	465	65	103	1,238
Power Technologies	1,243	25	89	120	39	485
Eliminations and other		(400)		26	26	75
Total	$10,555	$—	$853	$501	$393	$3,988

2022
Light Vehicle	$4,090	$166	$158	$201	$175	$1,331
Commercial Vehicle	1,979	110	43	67	32	708
Off-Highway	2,946	64	404	73	101	1,278
Power Technologies	1,141	28	94	64	32	389
Eliminations and other		(368)		35	25	104
Total	$10,156	$—	$699	$440	$365	$3,810

2021
Light Vehicle	$3,773	$166	$274	$154	$175	$1,492
Commercial Vehicle	1,532	100	48	53	31	941
Off-Highway	2,593	67	353	75	102	1,342
Power Technologies	1,047	23	123	39	36	389
Eliminations and other		(356)		48	21	161
Total	$8,945	$—	$798	$369	$365	$4,325

Net assets include accounts receivable, inventories, other current assets, goodwill, intangibles, investments in affiliates, other noncurrent assets, net property, plant and equipment, accounts payable and current accrued liabilities.

Reconciliation of segment EBITDA to consolidated net income (loss) —

	2023	2022	2021
Segment EBITDA	$853	$699	$798
Corporate expense and other items, net	(8)	1	(3)
Depreciation	(393)	(365)	(365)
Amortization	(23)	(23)	(24)
Non-service cost components of pension and OPEB costs	(13)	(7)	(10)
Restructuring charges, net	(25)	1
Stock compensation expense	(26)	(19)	(17)
Strategic transaction expenses	(5)	(8)	(13)
Distressed supplier costs	(44)
Amounts attributable to previously divested/closed operations		(2)	(2)
Loss on investment in Hyliion			(20)
Loss on disposal group held for sale			(7)
Loss on de-designation of fixed-to-fixed cross currency swaps			(9)
Gain on sale leaseback			66
Impairment of goodwill		(191)
Other items			1
Earnings before interest and income taxes	316	86	395
Loss on extinguishment of debt	(1)		(29)
Interest income	17	11	9
Interest expense	154	128	131
Earnings (loss) before income taxes	178	(31)	244
Income tax expense	121	284	72
Equity in earnings of affiliates	(9)	4	28
Net income (loss)	$48	$(311)	$200

Reconciliation of segment net assets to consolidated total assets —

	2023	2022
Segment net assets	$3,988	$3,810
Accounts payable and other current liabilities	2,503	2,383
Other current and long-term assets	1,474	1,256
Consolidated total assets	$7,965	$7,449

Geographic information — Of our 2023 consolidated net sales, the U.S., Italy, India, Germany, China and Brazil account for 43%, 16%, 6%, 5%, 5% and 5%, respectively. No other country accounted for 5% or more of our consolidated net sales during 2023. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment.

	Net Sales			Long-Lived Assets
	2023	2022	2021	2023	2022	2021
North America
United States	$4,492	$4,668	$4,035	$1,019	$994	$981
Other North America	260	255	195	171	151	114
Total	4,752	4,923	4,230	1,190	1,145	1,095
Europe
Italy	1,705	1,535	1,356	223	211	225
Germany	549	494	496	148	126	121
Other Europe	1,296	1,030	984	303	274	280
Total	3,550	3,059	2,836	674	611	626
South America
Brazil	488	606	451	104	88	80
Other South America	243	182	139	24	21	16
Total	731	788	590	128	109	96
Asia Pacific
India	634	554	458	163	174	200
China	503	484	493	92	88	104
Other Asia Pacific	385	348	338	64	66	78
Total	1,522	1,386	1,289	319	328	382
Total	$10,555	$10,156	$8,945	$2,311	$2,193	$2,199

Sales to major customers — Ford and Stellantis N.V. were the only individual customers to whom sales have exceeded 10% of our consolidated sales in one or more of the past three years. Sales to Ford were $2,138 (20%) in 2023, $1,978 (19%) in 2022 and $1,729 (19%) in 2021. Sales to Stellantis N.V. (via a directed supply relationship) were $918 (9%) in 2023, $1,166 (11%) in 2022 and $1,068 (12%) in 2021.

Note 21. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housing and driveshafts).

Dividends received from equity affiliates were $3, $32 and $18 in 2023, 2022 and 2021.

Equity method investments exceeding $5 at  December 31, 2023 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$52
ROC-Spicer, Ltd. (ROC-Spicer)	50%	22
Axles India Limited (AIL)	48%	14
Tai Ya Investment (HK) Co., Limited (Tai Ya)	50%	5
All others as a group		6
Investments in equity affiliates		99
Investments in affiliates carried at cost		24
Investments in affiliates		$123

Our equity method investment in ROC-Spicer and Tai Ya are included in the net assets of our Light Vehicle operating segment. Our equity method investments in DDAC and AIL are included in the net assets of our Commercial Vehicle operating segment.

The carrying value of our equity method investments at  December 31, 2023 was $5 more than our share of the affiliates’ book values. The basis differences relate to our DDAC and ROC-Spicer investments and are primarily attributable to goodwill and property, plant and equipment.

Dana Incorporated

Schedule II

Valuation and Qualifying Accounts and Reserves

(In millions)

Amounts deducted from assets in the balance sheets —

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Accounts Receivable - Allowance for Doubtful Accounts
2023	$11	$7	$(2)	$—	$16
2022	$7	$4	$—	$—	$11
2021	$7	$—	$—	$—	$7

Deferred Tax Assets - Valuation Allowance
2023	$512	$28	$—	$10	$550
2022	$258	$255	$—	$(1)	$512
2021	$259	$—	$—	$(1)	$258

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

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Board Leadership Structure," "Succession Planning,” “Information About the Nominees,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2024, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Nonqualified Deferred Compensation at Fiscal Year-End” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2024, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2024, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information at December 31, 2023 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2.5	$—	4.1
Equity compensation plans not approved by security holders
Total	2.5	$—	4.1

________________________________________

Notes:

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2023.

(2)

Calculated without taking into account the 2.5 shares of common stock subject to outstanding restricted stock and performance share units that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2024, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Registered Public Accounting Firm" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2024, which section is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		10-K Pages
(a) List of documents filed as a part of this report:
1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	30
	Consolidated Statement of Operations	32
	Consolidated Statement of Comprehensive Income	33
	Consolidated Balance Sheet	34
	Consolidated Statement of Cash Flows	35
	Consolidated Statement of Stockholders' Equity	36
	Notes to the Consolidated Financial Statements	37
2.	Financial Statement Schedule:
	Valuation and Qualifying Accounts and Reserves (Schedule II)	70
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits

No.	Description
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

4.5

Sixth Supplemental Indenture, dated as of June 19, 2020 with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 20, 2020, and incorporated herein by reference.

4.6	Seventh Supplemental Indenture, dated as of May 13, 2021 with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 13, 2021, and incorporated herein by reference.
4.7	Indenture, dated as of May 28, 2021, among Dana Luxembourg Financing S.à. r.l., the Company, Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee and Elavon Financial Services DAC, as paying agent, registrar and transfer agent. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 28, 2021, and incorporated here in by reference.
4.8	Ninth Supplemental Indenture, dated as of November 24, 2021 with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 24, 2021, and incorporated herein by reference.
4.9	Description of Dana Incorporated Common Stock. Filed as Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.
4.10	Indenture, dated as of May 24, 2023, among Dana Luxembourg Financing S.à r.l., Dana Incorporated, Computershare Trust Company, N.A., as trustee, and Elavon Financial Services DAC, as paying agent, registrar and transfer agent. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 24, 2023, and incorporated herein by reference.
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

10.3*	Amendment to the Dana Limited Supplemental Executive Retirement Plan, effective as of May 1, 2018. Filed with this Report.
10.4*	Dana Incorporated 2021 Omnibus Incentive Plan. Filed as an annex to the Dana Incorporated Proxy Statement dated March 11, 2021, and incorporated herein by reference.
10.5*	Form of Indemnification Agreement. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.6*	Form of Option Agreement. Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.7*

Amended and Restated Change in Control Severance Plan, effective as of April 30, 2018. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 30, 2018, and incorporated herein by reference.

10.8*	Dana Incorporated Executive Severance Plan, amended and restated effective January 1, 2018. Filed with this Report.
10.9*	Form of Restricted Stock Unit Agreement for Non-Employee Directors. Filed with this Report.
10.10*	Form of Restricted Stock Unit Agreement. Filed with this Report.
10.11*	Form of Performance Share Agreement. Filed with this Report.
10.12*	Dana Savings Restoration Plan. Filed with this Report.
10.13*	Dana Deferred Compensation Plan. Filed with this Report.
10.14

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

10.16

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

10.17

Amendment No. 2 to Credit and Guaranty Agreement, dated as of February 28, 2019, among Dana Incorporated, as borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 1, 2019, and incorporated herein by reference.

10.18

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

10.19	Amendment No. 4 to Credit and Guaranty Agreement and Amendment No. 2 to Security Agreement, dated as of April 16, 2020, among Dana Incorporated, Dana International Luxembourg S.à.r.l., the guarantors party thereto, Citibank, N.A. as administrative agent, and the lenders party thereto. Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.20	Amendment No. 5 to Credit and Guaranty Agreement and Amendment No. 3 to Security Agreement, dated as of March 25, 2021, among Dana Incorporated, Dana International Luxembourg S.à. r.l., the guarantors party thereto, Citibank, N.A. as administrative agent, and the lenders party thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 29, 2021, and incorporated herein by reference.
10.21	Director Nomination and Appointment Agreement, dated as of January 7, 2022, by and among the Icahn Group and Dana Incorporated. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 7, 2022, and incorporated herein by reference.
10.22	Amendment No. 6 to Credit and Guaranty Agreement, dated as of March 14, 2023, among Dana Incorporated, Dana International Luxembourg S.à r.l., the guarantors party thereto, Citibank, N.A. as administrative agent and collateral agent, and the lenders party thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 16, 2023, and incorporated herein by reference.
21	List of Consolidated Subsidiaries of Dana Incorporated. Filed with this Report.
23	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.
97	Dana Incorporated Clawback Policy. Filed with this Report.
101

The following materials from Dana Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	February 20, 2024	By:	/s/ James K. Kamsickas
James K. Kamsickas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 20th day of February 2024 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ James K. Kamsickas	Chairman, President and Chief Executive Officer
James K. Kamsickas	(Principal Executive Officer)

/s/ Timothy R. Kraus	Senior Vice President and Chief Financial Officer
Timothy R. Kraus	(Principal Financial Officer)

/s/ James D. Kellett	Vice President and Chief Accounting Officer
James D. Kellett	(Principal Accounting Officer)

/s/ Ernesto M. Hernández*	Director
Ernesto M. Hernandez

/s/ Gary Hu*	Director
Gary Hu

/s/ Virginia A. Kamsky*	Director
Virginia A. Kamsky

/s/ Bridget E. Karlin*	Director
Bridget E. Karlin

/s/ Michael J. Mack, Jr.*	Director
Michael J. Mack, Jr.

/s/ R. Bruce McDonald*	Director
R. Bruce McDonald

/s/ Steven D. Miller*	Director
Steven D. Miller

/s/ Diarmuid B. O'Connell*	Director
Diarmuid B. O'Connell

/s/ Keith E. Wandell*	Director
Keith E. Wandell

*By:	/s/ Douglas H. Liedberg
Douglas H. Liedberg, Attorney-in-Fact