Form 10-Q
period 2024-03-31
DANA INC
filed 2024-04-30
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2024

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

There were144,963,217 shares of the registrant’s common stock outstanding at April 17, 2024.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$2,735	$2,644
Costs and expenses
Cost of sales	2,491	2,415
Selling, general and administrative expenses	139	140
Amortization of intangibles	3	3
Restructuring charges, net	5	1
Loss on disposal group held for sale	(29)
Other income (expense), net	2	5
Earnings before interest and income taxes	70	90
Interest income	4	4
Interest expense	39	34
Earnings before income taxes	35	60
Income tax expense	37	30
Equity in earnings of affiliates	2	1
Net income	—	31
Less: Noncontrolling interests net income	5	4
Less: Redeemable noncontrolling interests net loss	(8)	(1)
Net income attributable to the parent company	$3	$28

Net income per share available to common stockholders
Basic	$0.02	$0.19
Diluted	$0.02	$0.19

Weighted-average common shares outstanding
Basic	144.8	143.9
Diluted	144.8	144.3

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2024	2023
Net income	$—	$31
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(20)	25
Hedging gains and losses	(2)	15
Defined benefit plans	1	1
Other comprehensive income (loss)	(21)	41
Total comprehensive income (loss)	(21)	72
Less: Comprehensive income attributable to noncontrolling interests	(4)	(4)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	11
Comprehensive income (loss) attributable to the parent company	$(14)	$68

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$351	$529
Accounts receivable
Trade, less allowance for doubtful accounts of $14 in 2024 and $16 in 2023	1,526	1,371
Other	251	280
Inventories	1,625	1,676
Other current assets	287	247
Current assets of disposal group held for sale	62
Total current assets	4,102	4,103
Goodwill	257	263
Intangibles	169	182
Deferred tax assets	507	516
Other noncurrent assets	158	140
Investments in affiliates	123	123
Operating lease assets	315	327
Property, plant and equipment, net	2,226	2,311
Total assets	$7,857	$7,965

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$39	$22
Current portion of long-term debt	8	35
Accounts payable	1,697	1,756
Accrued payroll and employee benefits	316	288
Taxes on income	90	86
Current portion of operating lease liabilities	41	42
Other accrued liabilities	352	373
Current liabilities of disposal group held for sale	22
Total current liabilities	2,565	2,602
Long-term debt, less debt issuance costs of $23 in 2024 and $24 in 2023	2,580	2,598
Noncurrent operating lease liabilities	271	284
Pension and postretirement obligations	318	334
Other noncurrent liabilities	318	319
Noncurrent liabilities of disposal group held for sale	4
Total liabilities	6,056	6,137
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	197	191
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,954,645 and 144,386,484 shares outstanding	2	2
Additional paid-in capital	2,260	2,255
Retained earnings	297	317
Treasury stock, at cost (821,207 and 474,981 shares)	(13)	(9)
Accumulated other comprehensive loss	(1,007)	(990)
Total parent company stockholders' equity	1,539	1,575
Noncontrolling interests	65	62
Total equity	1,604	1,637
Total liabilities, redeemable noncontrolling interests and equity	$7,857	$7,965

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net income	$—	$31
Depreciation	101	92
Amortization	5	5
Amortization of deferred financing charges	1	1
Earnings of affiliates, net of dividends received	(2)	(1)
Stock compensation expense	6	6
Deferred income taxes	2	(8)
Pension expense, net	(7)
Change in working capital	(251)	(304)
Loss on disposal group held for sale	29
Other, net	14	8
Net cash used in operating activities	(102)	(170)
Investing activities
Purchases of property, plant and equipment	(70)	(120)
Proceeds from sale of property, plant and equipment	4	2
Settlements of undesignated derivatives	(1)
Other, net	4
Net cash used in investing activities	(63)	(118)
Financing activities
Net change in short-term debt	17	269
Repayment of long-term debt	(27)	(2)
Deferred financing payments		(2)
Dividends paid to common stockholders	(15)	(15)
Distributions to noncontrolling interests	(3)	(1)
Collection of note receivable from noncontrolling interest	11
Contributions from redeemable noncontrolling interests	9	10
Other, net	9	(4)
Net cash provided by financing activities	1	255
Net decrease in cash, cash equivalents and restricted cash	(164)	(33)
Cash, cash equivalents and restricted cash – beginning of period	563	442
Effect of exchange rate changes on cash balances	(12)	10
Cash, cash equivalents and restricted cash – end of period (Note 5)	$387	$419

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$44	$72

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Disposal Group Held for Sale

3.	Goodwill and Other Intangible Assets

4.	Restructuring of Operations

5.	Supplemental Balance Sheet and Cash Flow Information

6.	Stockholders' Equity

7.	Redeemable Noncontrolling Interests

8.	Earnings per Share

9.	Stock Compensation

10.	Pension and Postretirement Benefit Plans

11.	Financing Agreements

12.	Fair Value Measurements and Derivatives

13.	Commitments and Contingencies

14.	Warranty Obligations

15.	Income Taxes

16.	Other Income (Expense), Net

17.	Revenue from Contracts with Customers

18.	Segments

19.	Equity Affiliates

Notes to Consolidated Financial Statements (Unaudited)

(In millions, except share and per share amounts)

Note 1. Organization and Summary of Significant Accounting Policies

General

Dana Incorporated (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. Dana is a global provider of high technology driveline (axles, driveshafts and transmissions); sealing and thermal-management products; and motors, power inverters, and control systems for electric vehicles with a customer base that includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets.

The terms "Dana," "we," "our" and "us," when used in this report, are references to Dana. These references include the subsidiaries of Dana unless otherwise indicated or the context requires otherwise.

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Form 10-K). Certain prior year amounts have been reclassified to conform to the current presentation.

Recently adopted accounting pronouncements

We did not adopt any new accounting pronouncements during the three months ended March 31, 2024.

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

Note 2. Disposal Group Held for Sale

In February 2024, we entered into a definitive agreement to sell our European hydraulics business to HPIH S.à r.l. for approximately $40. The sale price is subject to adjustment based on net working capital and net financial position balances as of the closing date. The results of operations of the European hydraulics business are reported within our Off-Highway operating segment. We classified the disposal group as held for sale, recognizing a $29 loss to adjust the carrying value of net assets to fair value less estimated costs to sell. The sale is expected to close during the second quarter of 2024. The carrying amounts of the major classes of assets and liabilities of our European hydraulics business are as follows:

March 31,
2024
Accounts receivable - Trade	$17
Accounts receivable - Other	1
Inventories	44
Current assets of disposal group held for sale	$62

Accounts payable	$14
Accrued payroll and employee benefits	4
Current portion of operating lease liabilities	1
Other accrued liabilities	3
Current liabilities of disposal group held for sale	$22

Noncurrent operating lease liabilities	$1
Pension and postretirement obligations	2
Other noncurrent liabilities	1
Noncurrent liabilities of disposal group held for sale	$4

Note 3. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by segment —

Off-Highway
Balance, December 31, 2023	$263
Reclassified to disposal group held for sale	(2)
Currency impact	(4)
Balance, March 31, 2024	$257

Components of other intangible assets —

		March 31, 2024			December 31, 2023
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$158	$(127)	$31	$159	$(126)	$33
Trademarks and trade names	13	25	(14)	11	29	(15)	14
Customer relationships	8	492	(437)	55	503	(441)	62
Non-amortizable intangible assets
Trademarks and trade names		72		72	73		73
		$747	$(578)	$169	$764	$(582)	$182

Net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments—

March 31, 2024
Light Vehicle	$13
Commercial Vehicle	56
Off-Highway	96
Power Technologies	4
$169

Amortization expense related to amortizable intangible assets —

	Three Months Ended
	March 31,
	2024	2023
Charged to cost of sales	$2	$2
Charged to amortization of intangibles	3	3
Total amortization	$5	$5

Note 4. Restructuring of Operations

Our restructuring activities have historically included rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations, and reducing overhead costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs. During the first quarter of 2024, our restructuring charges were primarily comprised of separation costs related to the rationalization of the global administrative and functional services that support our manufacturing and assembly facilities and technical centers.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, December 31, 2023	$10	$—	$10
Charges to restructuring	2	3	5
Cash payments	(2)	(3)	(5)
Balance, March 31, 2024	$10	$—	$10

At March 31, 2024, the accrued employee termination benefits include costs to reduce approximately 300 employees to be completed over the next year.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Supplier finance programs —

As of March 31, 2024 and December 31, 2023, we had $74 and $69, respectively, of confirmed obligations subject to supplier finance programs presented as accounts payable within total current liabilities on the consolidated balance sheet.

Inventory components —

	March 31, 2024	December 31, 2023
Raw materials	$679	$681
Work in process and finished goods	946	995
Total	$1,625	$1,676

Cash, cash equivalents and restricted cash —

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$351	$529	$401	$425
Restricted cash included in other current assets	25	23	7	7
Restricted cash included in other noncurrent assets	11	11	11	10
Total cash, cash equivalents and restricted cash	$387	$563	$419	$442

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first quarter of 2024. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Changes in equity —

2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2023	$2	$2,255	$317	$(9)	$(990)	$62	$1,637
Net income			3			5	8
Other comprehensive loss					(17)	(1)	(18)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interest adjustment to redemption value			(8)				(8)
Stock compensation		5					5
Stock withheld for employee taxes				(4)			(4)
Balance, March 31, 2024	$2	$2,260	$297	$(13)	$(1,007)	$65	$1,604

2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2022	$2	$2,229	$321	$—	$(1,001)	$52	$1,603
Net income			28			4	32
Other comprehensive income					40		40
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interest adjustment to redemption value			(1)				(1)
Stock compensation		8					8
Stock withheld for employee taxes				(8)			(8)
Balance, March 31, 2023	$2	$2,237	$333	$(8)	$(961)	$55	$1,658

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2024	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(868)	$20	$(142)	$(990)
Currency translation adjustments	(16)			(16)
Holding gains and losses		9		9
Reclassification of amount to net income (a)		(11)		(11)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense				—
Other comprehensive income (loss)	(16)	(2)	1	(17)
Balance, March 31, 2024	$(884)	$18	$(141)	$(1,007)

	Parent Company Stockholders
2023	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(895)	$21	$(127)	$(1,001)
Currency translation adjustments	24			24
Holding gains and losses		16		16
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(1)		(1)
Other comprehensive income (loss)	24	15	1	40
Balance, March 31, 2023	$(871)	$36	$(126)	$(961)

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

Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income (loss) items and distributions or the redemption value. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. We estimate the fair value of the redemption value using an income-based approach based on discounted cash flow projections. In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rates, and terminal growth rates.

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended
	March 31,
	2024	2023
Balance, beginning of period	$191	$195
Capital contribution from redeemable noncontrolling interests	9	10
Adjustment to redemption value	8	1
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(8)	(1)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(3)	1
Balance, end of period	$197	$206

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended
	March 31,
	2024	2023
Net income available to common stockholders - Numerator basic and diluted	$3	$28

Denominator:
Weighted-average common shares outstanding - Basic	144.8	143.9
Employee compensation-related shares	—	0.4
Weighted-average common shares outstanding - Diluted	144.8	144.3

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 2.2 million and 0.2 million CSEs from the calculation of diluted earnings per share for the first quarters of 2024 and 2023 as the effect of including them would have been anti-dilutive.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during 2024.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	1.6	$13.23
PSUs	0.7	$13.31

* Weighted-average per share

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. For the portion of the award based on financial metrics, we estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the awards are not dividend protected. For the portion of the award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 4.39% was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield of 2.7% was calculated using our historical approach calculated by dividing the expected annual dividend by the average stock price over the prior year. The estimated volatility of 47.7% was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date.

During 2024, we paid $2 of cash to settle RSUs and issued 0.9 million shares of common stock based on the vesting of RSUs. We recognized stock compensation expense of $6 in both the first quarter of 2024 and 2023. At March 31, 2024, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $49. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension				OPEB
	2024		2023		2024	2023
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$7	$3	$7	$3	$1	$1
Expected return on plan assets	(7)	(1)	(8)	(1)
Service cost		2		1
Amortization of net actuarial (gain) loss	2		2		(1)	(1)
Net periodic benefit cost	$2	$4	$1	$3	$—	$—

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate		March 31, 2024	December 31, 2023
Senior Notes due April 15, 2025	5.750%	*	$200	$200
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		351	359
Senior Notes due September 1, 2030	4.250%		400	400
Senior Euro Notes due July 15, 2031	8.500%		459	469
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			51	79
Debt issuance costs			(23)	(24)
			2,588	2,633
Less: Current portion of long-term debt			8	35
Long-term debt, less debt issuance costs			$2,580	$2,598

*

In conjunction with the issuance of the April 2025 Notes, we entered into 8-year fixed-to-fixed cross-currency swaps which have the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 12 for additional information.

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions and finance lease obligations.

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

At  March 31, 2024, we had $15 of outstanding borrowings under the Revolving Facility and had utilized $9 for letters of credit. We had availability at March 31, 2024 under the Revolving Facility of $1,126 after deducting the outstanding letters of credit.

Debt covenants — At March 31, 2024, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheets at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	March 31, 2024	December 31, 2023
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$25	$43
Cash flow hedges	Other accrued liabilities	2	1	7
Undesignated	Accounts receivable - Other	2	3	3
Undesignated	Other accrued liabilities	2	2	5
Currency swaps
Cash flow hedges	Other noncurrent assets	2	4
Cash flow hedges	Other noncurrent liabilities	2		11
Undesignated	Other noncurrent liabilities	2	8	9

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheets at fair value are as follows:

		March 31, 2024		December 31, 2023
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,540	$2,465	$2,582	$2,495

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

The following fixed-to-fixed cross-currency swaps were outstanding at March 31, 2024:

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

The designated swaps are expected to be highly effective in offsetting the corresponding currency-based changes in cash outflows related to the underlying designated financial instruments. Based on our qualitative assessment that the critical terms of the underlying designated financial instruments and the associated swaps match and that all other required criteria have been met, we do not expect to incur any ineffectiveness. As effective cash flow hedges, changes in the fair value of the swaps will be recorded in OCI during each period. Additionally, to the extent the swaps remain effective, the appropriate portion of AOCI will be reclassified to earnings each period as an offset to the foreign exchange gain or loss resulting from the remeasurement of the underlying designated financial instruments. See Note 11 for additional information about the April 2025 Notes. To the extent the swaps are no longer effective, changes in their fair values will be recorded in earnings.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $947 at March 31, 2024 and $776 at December 31, 2023. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $970 at March 31, 2024 and $981 at December 31, 2023.

The following currency derivatives were outstanding at March 31, 2024:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Mexican peso, Thai baht, Indian rupee	$307	$36	$343	Mar-2025
Euro	U.S. dollar, Australian dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Indian rupee, Mexican peso, Norwegian krone, Swedish krona, South African rand	291	18	309	Sep-2027
British pound	U.S. dollar, euro	4	5	9	Dec-2024
South African rand	U.S. dollar, euro, Thai baht		11	11	May-2024
Thai baht	U.S. dollar		26	26	Apr-2024
Canadian dollar	U.S. dollar	3	19	22	Oct-2024
Brazilian real	U.S. dollar, euro	75	10	85	Mar-2025
Indian rupee	U.S. dollar, euro, British pound		129	129	Jun-2025
Chinese renminbi	U.S. dollar, euro, Canadian dollar		8	8	Apr-2024
Mexican peso	U.S. dollar		5	5	Apr-2024
Total forward contracts		680	267	947

U.S. dollar	euro	300	182	482	Nov-2027
Euro	U.S. dollar	300	188	488	Jun-2026
Total currency swaps		600	370	970
Total currency derivatives		$1,280	$637	$1,917

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	March 31, 2024	December 31, 2023	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$19	$20	$19
Cross-Currency Swaps		1
Total	$19	$21	$19

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended
	March 31,
Derivatives Designated as Cash Flow Hedges	2024	2023
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$2,735	$2,644
Cost of sales	2,491	2,415
Other income (expense), net	2	5
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(9)	(5)
Other income (expense), net	11	(2)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(14)	7

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

	Three Months Ended
	March 31,
Derivatives Not Designated as Hedging Instruments	2024	2023
Gain (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$—	$(1)
Other income (expense), net	2	3

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

Note 13. Commitments and Contingencies

Environmental liabilities — Accrued environmental liabilities were $6 both at March 31, 2024 and  December 31, 2023. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Other legal matters — We are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state the eventual outcome of these matters. However, based on current knowledge and after consultation with legal counsel, we believe that any liabilities that may result from these proceedings will not have a material adverse effect on our liquidity, financial condition or results of operations.

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

Changes in warranty liabilities —

	Three Months Ended
	March 31,
	2024	2023
Balance, beginning of period	$116	$108
Amounts accrued for current period sales	10	10
Adjustments of prior estimates	2	8
Settlements of warranty claims	(12)	(17)
Currency impact	(1)	(1)
Balance, end of period	$115	$108

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

We reported income tax expense of $37 and $30 for the first quarter of 2024 and 2023, respectively. Our effective tax rates were 106% and 50% for the first three months ended March 31, 2024 and 2023. During the first quarter of 2024, we recorded tax expense of $11 for valuation allowances related to foreign locations. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Note 16. Other Income (Expense), Net

	Three Months Ended
	March 31,
	2024	2023
Non-service cost components of pension and OPEB costs	$(4)	$(3)
Government assistance	1	1
Foreign exchange gain (loss)	1	4
Strategic transaction expenses	(2)	(1)
Other, net	6	4
Other income (expense), net	$2	$5

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in the three months ended March 31, 2024 and 2023 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $5 and $5 recorded in other current assets and $33 and $34 recorded in other noncurrent assets at March 31, 2024 and December 31, 2023.

Certain of our customer contracts include rebate incentives. We estimate expected rebates and accrue the corresponding refund liability, as a reduction of revenue, at the time covered product is sold to the customer based on anticipated customer purchases during the rebate period and contractual rebate percentages. Refund liabilities are included in other accrued liabilities on our consolidated balance sheets. We provide standard fitness for use warranties on the products we sell, accruing for estimated costs related to product warranty obligations at time of sale. See Note 14 for additional information.

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $57 and $50 at March 31, 2024 and December 31, 2023. Contract liabilities are included in other accrued liabilities on our consolidated balance sheets.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended
	March 31,
	2024	2023
Light Vehicle
North America	$755	$640
Europe	149	132
South America	62	53
Asia Pacific	132	137
Total	$1,098	$962

Commercial Vehicle
North America	$293	$287
Europe	84	81
South America	109	103
Asia Pacific	38	51
Total	$524	$522

Off-Highway
North America	$92	$97
Europe	525	573
South America	5	4
Asia Pacific	159	168
Total	$781	$842

Power Technologies
North America	$187	$159
Europe	117	134
South America	8	8
Asia Pacific	20	17
Total	$332	$318

Total
North America	$1,327	$1,183
Europe	875	920
South America	184	168
Asia Pacific	349	373
Total	$2,735	$2,644

Note 18. Segments

We are a global provider of high technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four operating segments – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway), and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. These operating segments have global responsibility and accountability for business commercial activities and financial performance.

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

Segment information —

	2024			2023
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$1,098	$51	$67	$962	$52	$49
Commercial Vehicle	524	29	17	522	32	17
Off-Highway	781	17	115	842	17	118
Power Technologies	332	6	27	318	8	23
Eliminations and other		(103)			(109)
Total	$2,735	$—	$226	$2,644	$—	$207

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended
	March 31,
	2024	2023
Segment EBITDA	$226	$207
Corporate expense and other items, net	(3)	(3)
Depreciation	(101)	(92)
Amortization	(5)	(5)
Non-service cost components of pension and OPEB costs	(4)	(3)
Restructuring charges, net	(5)	(1)
Stock compensation expense	(6)	(6)
Strategic transaction expenses	(2)	(1)
Distressed supplier costs		(8)
Loss on disposal group held for sale	(29)
Other items	(1)	2
Earnings before interest and income taxes	70	90
Interest income	4	4
Interest expense	39	34
Earnings before income taxes	35	60
Income tax expense	37	30
Equity in earnings of affiliates	2	1
Net income	$—	$31

Note 19. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts).

Equity method investments at March 31, 2024 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$52
ROC-Spicer, Ltd.	50%	22
Axles India Limited	48%	15
Tai Ya Investment (HK) Co., Limited	50%	4
All others as a group		6
Investments in equity affiliates		99
Investments in affiliates carried at cost		24
Investments in affiliates		$123

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

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions  (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At March 31, 2024, we employed approximately 42,000 people and operated in 31 countries.

External sales by operating segment for the periods ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024		2023
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$1,098	40.1%	$962	36.4%
Commercial Vehicle	524	19.2%	522	19.7%
Off-Highway	781	28.6%	842	31.9%
Power Technologies	332	12.1%	318	12.0%
Total	$2,735		$2,644

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities and shareholder value initiatives with maintaining a strong balance sheet and returning capital to shareholders. Except for three quarters in 2020, when we temporarily suspended dividends to common shareholders in response to the global COVID pandemic, we have paid quarterly dividends to our common shareholders since the first quarter of 2012.

Financing actions — Our current portfolio of unsecured senior notes is structured such that no more than $459 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. Our $1,150 revolving credit facility matures on March 14, 2028. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Trends in Our Markets

We serve our customers in three core global end markets: light vehicle, primarily full-frame trucks and SUVs; commercial vehicle, including medium-and heavy-duty trucks and busses; and off-highway, including construction, mining, and agriculture equipment.

Each of our end-markets has unique cyclical dynamics and market drivers. These cycles are impacted by periods of investment where end-user vehicle fleets are refreshed or expanded in reaction to demand usage patterns, regulatory changes, or when the age of vehicles in service reach their useful life. Key market drivers include regional economic growth rates; cost and availability of end customer financing; industrial output; commodity production and pricing; and residential and nonresidential construction rates. Our multi-market coverage and broad customer base help provide stability across the cycles while mitigating secular variability. During 2023, we saw incremental improvements across our end markets despite continuing, but lessening, global supply chain disruptions.

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. During 2023, light-truck markets improved across all regions except North America, which was negatively impacted by labor strikes during the fourth quarter of 2023 at the U.S. operations of several original equipment manufacturers. The outlook for the full year of 2024 reflects global light-truck production being relatively stable across all regions in comparison with the prior year.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2023, production of Class-8 trucks in North America increased 8% over 2022 reflecting increased demand driven by higher freight volumes and rates during the first half of 2023, with demand tapering during the second half of 2023 as freight volumes and rates trended downward. The outlook for 2024 is for weakening demand with production down moderately from 2023 levels driven by lower year-over-year freight volumes and rates. Medium-duty truck production in North America experienced a modest 9% year-over-year increase from 2022 to 2023. The outlook for 2024 is for a modest decrease in production over the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America declined 32% in 2023 reflecting weak economic conditions in the region. The 2024 outlook for South America is for a modest increase in production from 2023 as local economic conditions are expected to somewhat improve. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, increased 18% in 2023. The 2024 outlook for Asia Pacific is for a modest increase in production from the prior year.

Off-highway markets — Our off-highway business has a large presence outside of North America, with 68% of its 2023 sales coming from products manufactured in Europe; however, a large portion of these products are utilized in vehicle production outside the region. The construction equipment segment of the off-highway market is closely related to global economic growth and infrastructure investment. The global construction equipment market continued to rebound in 2023 with production up 5% over the prior year. The outlook for 2024 is for modest growth in North America, South America and Asia Pacific, partially offset by moderately lower production levels in Europe. End-user investment in the mining equipment segment is driven by prices for commodity products produced by underground mining. The global mining equipment market has been mostly stable over the past several years as industry participants have maintained vehicle inventory levels to match commodity output, and this trend is expected to continue in 2024. The agriculture equipment market is the third of our key off-highway segments. Like the underground mining segment, investment in agriculture equipment is primarily driven by prices for commodities. Farm commodity price decreases in 2023 spurred a 2% decrease in agriculture equipment production. The outlook for 2024 is for global end-market demand to soften, reflecting a modest decrease from the prior year.

Foreign currency — With 54% of our first quarter 2024 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 50% of our first quarter 2024 non-U.S. sales, while India, Brazil and China accounted for 10%, 9% and 7%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in the first quarter of 2024, increasing sales by $3. A stronger euro and Brazilian real were partially offset by a weaker Chinese renminbi, Thai baht and South African rand.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first three months of 2024 of approximately $45 are 2% of our consolidated sales and our net asset exposure related to Argentina was approximately $56, including $20 of net fixed assets, at March 31, 2024. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Lower year-over-year commodity prices increased earnings during the first quarter of 2024 by $5. Material cost recovery pricing actions decreased earnings in the first quarter of 2024 by $10.

Sales, Earnings and Cash Flow Outlook

	2024 Outlook	2023	2022
Sales	$10,650 - $11,150	$10,555	$10,156
Adjusted EBITDA	$875 - $975	$845	$700
Net cash provided by operating activities	$500 - $550	$476	$649
Purchases of property, plant and equipment	~4% of sales	$501	$440
Free cash flow	$50 - $100	$(25)	$209

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

Our 2024 sales outlook is $10,650 to $11,150, reflecting a modest improvement in global market demand and $350 of net new business backlog. Based on our current sales and exchange rate outlook for 2024, we expect overall stability in international currencies with a modest headwind to sales primarily due to a weaker euro, Chinese renminbi and Thai baht. At sales levels in our current outlook for 2024, a 5% movement on the euro would impact our annual sales by approximately $100. A 5% change on the Chinese renminbi, Indian rupee or Brazilian real rates would impact our annual sales in each of those countries by approximately $20. At our current sales outlook for 2024, we expect full year 2024 adjusted EBITDA to approximate $875 to $975. Adjusted EBITDA Margin is expected to be 8.5% at the midpoint of our guidance range, a 50 basis-point improvement over 2023, reflecting higher margin net new business and improving operational performance being partially offset by the benefit of the material cost recovery tailwind experienced in 2023 dissipating in 2024, as commodity prices stabilize, and increased investment to support our electrification strategy. We expect to generate free cash flow of approximately $75 at the midpoint of our guidance range reflecting the benefit of higher year-over-year adjusted EBITDA and lower capital spending being largely offset by higher year-over-year cash paid for interest and income taxes and increased working capital to support higher sales levels.

Summary Consolidated Results of Operations (First Quarter, 2024 versus 2023)

	Three Months Ended March 31,
	2024		2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,735		$2,644		$91
Cost of sales	2,491	91.1%	2,415	91.3%	76
Gross margin	244	8.9%	229	8.7%	15
Selling, general and administrative expenses	139	5.1%	140	5.3%	(1)
Amortization of intangibles	3		3		—
Restructuring charges, net	5		1		4
Loss on disposal group held for sale	(29)				(29)
Other income (expense), net	2		5		(3)
Earnings before interest and income taxes	70		90		(20)
Interest income	4		4		—
Interest expense	39		34		5
Earnings before income taxes	35		60		(25)
Income tax expense	37		30		7
Equity in earnings of affiliates	2		1		1
Net income	—		31		(31)
Less: Noncontrolling interests net income	5		4		1
Less: Redeemable noncontrolling interests net loss	(8)		(1)		(7)
Net income attributable to the parent company	$3		$28		$(25)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	March 31,			Amount of Change Due To
	2024	2023	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,327	$1,183	$144	$1	$—	$143
Europe	875	920	(45)	6		(51)
South America	184	168	16	5		11
Asia Pacific	349	373	(24)	(9)		(15)
Total	$2,735	$2,644	$91	$3	$—	$88

Sales in the first quarter of 2024 were $91 higher than in 2023. Stronger international currencies increased sales by $3, principally due to a stronger euro and Brazilian real, partially offset by a weaker Chinese renminbi, Thai baht and South African rand. The organic sales increase of $88, or 3%, resulted from having a full quarter of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of last year, higher light-vehicle engine production volumes in North America and the conversion of sales backlog, partially offset by softening construction/mining and agricultural equipment markets. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $35.

The North America organic sales increase of 12% was driven principally by having a full quarter of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of last year, higher light-vehicle engine production levels and the conversion of sales backlog, partially offset by lower medium- and heavy-duty truck production volumes. First quarter 2024 light-vehicle engine production was up 2%, while year-over-year Class 8 production was down 2% and Classes 5-7 was down 3%. Excluding currency effects, sales in Europe were down 6% compared with 2023. With our significant Off-Highway presence in the region, weaker construction/mining and agricultural equipment markets were a major factor. Organic sales in this operating segment were down 7% compared with the first quarter of 2023. Excluding currency effects, sales in South America were up 7% compared with 2023, reflecting improved medium- and heavy-duty truck production volumes. Excluding currency effects, sales in Asia Pacific decreased 4% compared to 2023, reflecting lower electric vehicle related product sales.

Cost of sales and gross margin — Cost of sales for the first quarter of 2024 increased $76, or 3%, when compared to 2023. Cost of sales as a percent of sales was 20 basis points lower than in the previous year. Incremental margins provided by increased sales volumes, higher material cost savings of $35, lower premium freight costs of $15, lower warranty expense of $6, lower commodity costs of $5 and lower program launch costs of $3 were partially offset by non-material inflationary cost impacts of $45, higher spending on electrification initiatives of $10, operational inefficiencies of $9 and unfavorable product mix. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $244 for the first quarter of 2024 increased $15 from 2023. Gross margin as a percent of sales was 8.9% in the first quarter of 2024, 20 basis points higher than in 2023. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating during the first quarter of 2024, gross margin was negatively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first quarter of 2024 were $139 (5.1% of sales) as compared to $140 (5.3% of sales) in the first quarter of 2023. SG&A expenses were $1 lower in the first quarter of 2024 with higher salaried employee wages and incentive compensation and increased software technology investments being offset by lower provisions for doubtful accounts and lower professional services and consulting costs.

Amortization of intangibles — Amortization expense was $3 in both the first quarter of 2024 and the first quarter of 2023. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $5 in the first quarter of 2024 and $1 in the first quarter of 2023. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Loss on disposal group held for sale — In February 2024, we entered into a definitive agreement to sell our European hydraulics business to HPIH S.à r.l. for approximately $40. The sale price is subject to adjustment based on net working capital and net financial position balances as of the closing date. We classified the disposal group as held for sale, recognizing a $29 loss to adjust the carrying value of net assets to fair value less estimated costs to sell. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	March 31,
	2024	2023
Non-service cost components of pension and OPEB costs	$(4)	$(3)
Government assistance	1	1
Foreign exchange gain	1	4
Strategic transaction expenses	(2)	(1)
Other, net	6	4
Other income (expense), net	$2	$5

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in the first quarter of 2024 and 2023 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

Interest income and interest expense — Interest income was $4 in both the first quarter of 2024 and the first quarter of 2023. Interest expense increased from $34 in the first quarter of 2023 to $39 in the first quarter of 2024, due to higher interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.8% in the first quarter of 2024 and 5.0% in the first quarter of 2023.

Income tax expense — We reported income tax expense of $37 and $30 for the first quarter of 2024 and 2023, respectively. Our effective tax rates were 106% and 50% for the first quarter of 2024 and 2023, respectively. During the first quarter of 2024, we recorded tax expense of $11 for valuation allowances related to foreign locations. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $2 in the first quarter of 2024 and $1 in the first quarter of 2023. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were de minimis in the first quarter of 2024 and the first quarter of 2023.

Segment Results of Operations (2024 versus 2023)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$962	$49	5.1%
Volume and mix	113	28
Performance	27	(9)
Currency effects	(4)	(1)
2024	$1,098	$67	6.1%

Light Vehicle sales in the first quarter of 2024, exclusive of currency effects, were 15% higher than 2023 reflecting mixed global markets, having a full quarter of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of last year, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year North America full-frame light-truck production was flat in this year’s first quarter while light-truck production in Asia Pacific increased 2%. Year-over-year light-truck production in Europe and South America both decreased 3% in this year’s first quarter. Net customer pricing and cost recovery actions increased year-over-year sales by $27.

Light Vehicle first-quarter segment EBITDA increased by $18 compared to the prior year. Higher sales volumes increased year-over-year earnings by $28 (25% incremental margin). The year-over-year performance-related earnings decrease was driven by inflationary cost increases of $44, higher spending on electrification initiatives of $11, operational inefficiencies of $5, commodity cost increases of $4 and higher incentive compensation expense of $1. Partially offsetting these performance-related earnings decreases were net customer pricing and cost recovery actions of $27, higher material cost savings of $13, lower premium freight costs of $7, lower warranty expense of $5 and lower program launch costs of $4.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$522	$17	3.3%
Volume and mix	(9)	(16)
Performance	7	16
Currency effects	4
2024	$524	$17	3.2%

Commercial Vehicle sales in the first quarter of 2024, exclusive of currency effects, were flat with 2023 reflecting mixed global markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year Class 8 production in North America was down 2% while Classes 5-7 was down 3% in this year’s first quarter. Year-over-year medium/heavy-truck production in Europe was down 15% while medium/heavy-truck production in South America was up 17%. Year-over-year our sales in Asia Pacific decreased due to lower electric-vehicle product orders. Net customer pricing and cost recovery actions increased year-over-year sales by $7.

Commercial Vehicle first-quarter segment EBITDA was flat compared to the prior year. Lower sales volumes decreased year-over-year earnings by $16 (178% decremental margin) with product mix significantly impacting margins. The year-over-year performance-related earnings increase was driven by lower spending on electrification initiatives of $8, net customer pricing and cost recovery actions of $7, higher material cost savings of $7 and lower premium freight costs of $5. Partially offsetting these performance-related earnings increases were operational inefficiencies of $7, inflationary cost increases of $2, higher warranty expense of $1 and higher program launch costs of $1.

Off-Highway

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$842	$118	14.0%
Volume and mix	(55)	(17)
Performance	(8)	14
Currency effects	2
2024	$781	$115	14.7%

Off-Highway sales in the first quarter of 2024, exclusive of currency effects, were 7% lower than 2023 reflecting softening global markets and the impact of net customer pricing and cost recovery actions, partially offset by the conversion of sales backlog. Year-over-year global construction/mining equipment and agricultural equipment markets are showing signs of softening, especially in Europe. Year-over-year first quarter construction/mining equipment and agricultural equipment production in Europe were down 10% and 15%, respectively. Net customer pricing and cost recovery actions decreased year-over-year sales by $8.

Off-Highway first-quarter segment EBITDA decreased by $3 comparted to the prior year. Lower sales volumes decreased year-over-year earnings by $17 (31% decremental margin). The year-over-year performance-related earnings increase was driven by higher material cost savings of $9, commodity cost decreases of $7, lower warranty expense of $2, lower premium freight costs of $2, operational efficiencies of $2 and non-material cost decreases of $1. These performance-related earnings increases were partially offset by net customer pricing and cost recovery actions of $8 and higher incentive compensation expense of $1.

Power Technologies

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$318	$23	7.2%
Volume and mix	4
Performance	9	4
Currency effects	1
2024	$332	$27	8.1%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in the first quarter of 2024, exclusive of currency effects, were 4% higher than 2023, reflecting mixed global markets, the conversion of sales backlog and the impact of net customer pricing actions. Year-over-year light vehicle engine products was up 2% in North America and down 3% in Europe. In addition, our first quarter sales in Europe were impacted by lower electric-vehicle product orders. Net customer pricing and cost recovery actions increased year-over-year sales by $9.

Power Technologies first-quarter segment EBITDA increased by $4 compared to the prior year. The EBITDA benefit of higher sales volumes was offset by unfavorable product mix. The year-over-year performance-related earnings increase was driven by net customer pricing and cost recovery actions of $9, higher material cost savings of $6, commodity cost decreases of $2 and lower premium freight costs of $1. These performance-related earnings increases were partially offset by operational inefficiencies of $12 and inflationary cost increases of $2.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended
	March 31,
	2024	2023
Net income	$—	$31
Equity in earnings of affiliates	2	1
Income tax expense	37	30
Earnings before income taxes	35	60
Depreciation and amortization	106	97
Restructuring charges, net	5	1
Interest expense, net	35	30
Distressed supplier costs		8
Loss on disposal group held for sale	29
Other*	13	8
Adjusted EBITDA	$223	$204
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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(102)	$(170)
Purchases of property, plant and equipment	(70)	(120)
Free cash flow	$(172)	$(290)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at March 31, 2024:

Cash and cash equivalents	$351
Less: Deposits supporting obligations	—
Available cash	351
Additional cash availability from Revolving Facility	1,126
Total liquidity	$1,477

We had availability of $1,126 at March 31, 2024 under our Revolving Facility after deducting $15 of outstanding borrowings and $9 of outstanding letters of credit.

The components of our March 31, 2024 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$240	$240
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	108	111
Consolidated cash balance	$3	$348	$351

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

At March 31, 2024, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

From time to time, depending upon market, pricing and other conditions, as well as our cash balances and liquidity, we may seek to acquire our senior notes or other indebtedness through open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash, securities or other consideration. In addition, we may enter into sale-leaseback transactions related to certain of our real estate holdings and factor receivables. There can be no assurance that we will pursue any such transactions in the future, as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing and governance documents.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Three Months Ended
	March 31,
	2024	2023
Cash used for changes in working capital	$(251)	$(304)
Other cash provided by operations	149	134
Net cash used in operating activities	(102)	(170)
Net cash used in investing activities	(63)	(118)
Net cash provided by financing activities	1	255
Net decrease in cash, cash equivalents and restricted cash	$(164)	$(33)

Operating activities — Exclusive of working capital, other cash provided by operations was $149 in 2024 and $134 in 2023. The year-over-year increase is primarily attributable to higher operating earnings in 2024, partially offset by higher year-over-year cash paid for interest.

Working capital used cash of $251 and $304 in 2024 and 2023. Cash of $169 and $270 was used to finance receivables in 2024 and 2023, respectively. Cash of $18 and $104 was used to fund higher inventory levels in 2024 and 2023, respectively. Decreases in accounts payable and other net liabilities used cash of $64 in 2024 while increases in accounts payable and other net liabilities provided cash of $70 in 2023.

Investing activities — Expenditures for property, plant and equipment were $70 and $120 during 2024 and 2023. The decrease in capital spending during 2024 is primarily due to the year-over-year calendarization of capital spend being lower in this year’s first quarter.

Financing activities — During 2024 and 2023, we had net borrowings of $15 and $270 on our Revolving Facility. During 2024, we paid the $25 note payable due to the former owners of SME S.p.A. During 2023, we paid financing costs of $2 to amend our credit and guaranty agreement, extending the Revolving Facility maturity to March 14, 2028. We used cash of $15 for dividend payments to common stockholders during both 2024 and 2023. Distributions to noncontrolling interests totaled $3 in 2024 and $1 in 2023. Hydro-Québec made cash contributions to Dana TM4 of $9 in 2024 and $10 in 2023. During 2024, we received $11 from Hydro-Québec, which represents deferred purchase consideration associated with their acquisition of a 45% ownership interest in SME S.p.A. from Dana.

Off-Balance Sheet Arrangements

There have been no material changes at March 31, 2024 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2023 Form 10-K.

Contractual Obligations

There have been no material changes in our contractual obligations from those disclosed in Item 7 of our 2023 From 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2023 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2023 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the three months ended March 31, 2024. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first three months of 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2023 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2023 Form 10-K for a more complete understanding of the matters covered by the certifications.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — No shares of our common stock were repurchased during the first quarter of 2024.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	April 30, 2024	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer