Form 10-Q
period 2024-06-30
DANA INC
filed 2024-07-31
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2024

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

There were 144,977,322 shares of the registrant’s common stock outstanding at July 19, 2024.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$2,738	$2,748	$5,473	$5,392
Costs and expenses
Cost of sales	2,483	2,477	4,974	4,892
Selling, general and administrative expenses	132	144	271	284
Amortization of intangibles	4	4	7	7
Restructuring charges, net	12	3	17	4
Loss on disposal group held for sale	(1)		(30)
Other income (expense), net	(2)	4		9
Earnings before interest and income taxes	104	124	174	214
Loss on extinguishment of debt		(1)		(1)
Interest income	2	5	6	9
Interest expense	39	39	78	73
Earnings before income taxes	67	89	102	149
Income tax expense	54	55	91	85
Equity in earnings of affiliates	3	2	5	3
Net income	16	36	16	67
Less: Noncontrolling interests net income	5	5	10	9
Less: Redeemable noncontrolling interests net (loss) income	(5)	1	(13)
Net income attributable to the parent company	$16	$30	$19	$58

Net income per share available to common stockholders
Basic	$0.11	$0.21	$0.13	$0.40
Diluted	$0.11	$0.21	$0.13	$0.40

Weighted-average common shares outstanding
Basic	145.0	144.3	144.9	144.1
Diluted	145.1	144.4	144.9	144.3

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$16	$36	$16	$67
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(46)	(7)	(66)	18
Hedging gains and losses	(26)	3	(28)	18
Defined benefit plans	4		5	1
Other comprehensive (loss) income	(68)	(4)	(89)	37
Total comprehensive (loss) income	(52)	32	(73)	104
Less: Comprehensive income attributable to noncontrolling interests	(5)	(5)	(9)	(9)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	6		17
Comprehensive (loss) income attributable to the parent company	$(51)	$27	$(65)	$95

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$419	$529
Accounts receivable
Trade, less allowance for doubtful accounts of $12 in 2024 and $16 in 2023	1,501	1,371
Other	240	280
Inventories	1,602	1,676
Other current assets	253	247
Current assets of disposal group held for sale	61
Total current assets	4,076	4,103
Goodwill	256	263
Intangibles	163	182
Deferred tax assets	499	516
Other noncurrent assets	171	140
Investments in affiliates	123	123
Operating lease assets	300	327
Property, plant and equipment, net	2,220	2,311
Total assets	$7,808	$7,965

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$19	$22
Current portion of long-term debt	211	35
Accounts payable	1,767	1,756
Accrued payroll and employee benefits	247	288
Taxes on income	84	86
Current portion of operating lease liabilities	42	42
Other accrued liabilities	367	373
Current liabilities of disposal group held for sale	21
Total current liabilities	2,758	2,602
Long-term debt, less debt issuance costs of $22 in 2024 and $24 in 2023	2,386	2,598
Noncurrent operating lease liabilities	262	284
Pension and postretirement obligations	311	334
Other noncurrent liabilities	338	319
Noncurrent liabilities of disposal group held for sale	4
Total liabilities	6,059	6,137
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	205	191
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,975,329 and 144,386,484 shares outstanding	2	2
Additional paid-in capital	2,267	2,255
Retained earnings	293	317
Treasury stock, at cost (829,822 and 474,981 shares)	(13)	(9)
Accumulated other comprehensive loss	(1,074)	(990)
Total parent company stockholders' equity	1,475	1,575
Noncontrolling interests	69	62
Total equity	1,544	1,637
Total liabilities, redeemable noncontrolling interests and equity	$7,808	$7,965

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net income	$16	$67
Depreciation	207	186
Amortization	11	11
Amortization of deferred financing charges	3	3
Write-off of deferred financing costs		1
Earnings of affiliates, net of dividends received	(3)	(3)
Stock compensation expense	14	14
Deferred income taxes	29	(30)
Pension expense, net	(4)	2
Change in working capital	(195)	(172)
Loss on disposal group held for sale	30
Other, net	5	7
Net cash provided by operating activities	113	86
Investing activities
Purchases of property, plant and equipment	(181)	(242)
Proceeds from sale of property, plant and equipment	4	2
Settlements of undesignated derivatives	(4)	(4)
Other, net	4	(1)
Net cash used in investing activities	(177)	(245)
Financing activities
Net change in short-term debt	(4)	(17)
Proceeds from long-term debt		458
Repayment of long-term debt	(30)	(204)
Deferred financing payments		(9)
Dividends paid to common stockholders	(29)	(29)
Distributions to noncontrolling interests	(5)	(3)
Collection of note receivable from noncontrolling interest	11
Contributions from redeemable noncontrolling interests	18	17
Other, net	9	(4)
Net cash (used in) provided by financing activities	(30)	209
Net (decrease) increase in cash, cash equivalents and restricted cash	(94)	50
Cash, cash equivalents and restricted cash – beginning of period	563	442
Effect of exchange rate changes on cash balances	(29)	11
Cash, cash equivalents and restricted cash – end of period (Note 5)	$440	$503

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$27	$75

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

We did not adopt any new accounting pronouncements during the six months ended June 30, 2024.

Recently issued accounting pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280). The guidance enhances reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of this update will have no impact on our financial statements. We will update our segment disclosure to conform with this update in our 2024 Form 10-K.

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

Note 2. Disposal Group Held for Sale

In February 2024, we entered into a definitive agreement to sell our European hydraulics business to HPIH S.à r.l. for approximately $38. The sale price is subject to adjustment based on net working capital and net financial position balances as of the closing date. The results of operations of the European hydraulics business are reported within our Off-Highway operating segment. We classified the disposal group as held for sale, recognizing a $30 loss to adjust the carrying value of net assets to fair value less estimated costs to sell. The sale is expected to close during the second half of 2024. The carrying amounts of the major classes of assets and liabilities of our European hydraulics business are as follows:

June 30,
2024
Accounts receivable - Trade	$17
Accounts receivable - Other	1
Inventories	43
Current assets of disposal group held for sale	$61

Accounts payable	$13
Accrued payroll and employee benefits	4
Current portion of operating lease liabilities	1
Other accrued liabilities	3
Current liabilities of disposal group held for sale	$21

Noncurrent operating lease liabilities	$1
Pension and postretirement obligations	3
Noncurrent liabilities of disposal group held for sale	$4

Note 3. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by segment —

Off-Highway
Balance, December 31, 2023	$263
Reclassified to disposal group held for sale	(2)
Currency impact	(5)
Balance, June 30, 2024	$256

Components of other intangible assets —

		June 30, 2024			December 31, 2023
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$157	$(129)	$28	$159	$(126)	$33
Trademarks and trade names	13	25	(15)	10	29	(15)	14
Customer relationships	8	491	(438)	53	503	(441)	62
Non-amortizable intangible assets
Trademarks and trade names		72		72	73		73
		$745	$(582)	$163	$764	$(582)	$182

Net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments—

June 30, 2024
Light Vehicle	$12
Commercial Vehicle	55
Off-Highway	93
Power Technologies	3
$163

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Charged to cost of sales	$2	$2	$4	$4
Charged to amortization of intangibles	4	4	7	7
Total amortization	$6	$6	$11	$11

Note 4. Restructuring of Operations

Our restructuring activities have historically included rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations, and reducing overhead costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs. During the second quarter and first six months of 2024, our restructuring charges were primarily comprised of separation costs related to the rationalization of the global administrative and functional services that support our manufacturing and assembly facilities and technical centers and realignment activities associated with our manufacturing footprint.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, March 31, 2024	$10	$—	$10
Charges to restructuring	9	3	12
Cash payments	(3)	(3)	(6)
Balance, June 30, 2024	$16	$—	$16

Balance, December 31, 2023	$10	$—	$10
Charges to restructuring	11	6	17
Cash payments	(5)	(6)	(11)
Balance, June 30, 2024	$16	$—	$16

At June 30, 2024, the accrued employee termination benefits include costs to reduce approximately 500 employees to be completed over the next year.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Supplier finance programs —

As of June 30, 2024 and December 31, 2023, we had $73 and $69, respectively, of confirmed obligations subject to supplier finance programs presented as accounts payable within total current liabilities on the consolidated balance sheet.

Inventory components —

	June 30, 2024	December 31, 2023
Raw materials	$658	$681
Work in process and finished goods	944	995
Total	$1,602	$1,676

Cash, cash equivalents and restricted cash —

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$419	$529	$484	$425
Restricted cash included in other current assets	11	23	8	7
Restricted cash included in other noncurrent assets	10	11	11	10
Total cash, cash equivalents and restricted cash	$440	$563	$503	$442

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first and second quarters of 2024. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Changes in equity —

2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2023	$2	$2,255	$317	$(9)	$(990)	$62	$1,637
Net income			3			5	8
Other comprehensive loss					(17)	(1)	(18)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(8)				(8)
Stock compensation		5					5
Stock withheld for employee taxes				(4)			(4)
Balance, March 31, 2024	$2	$2,260	$297	$(13)	$(1,007)	$65	$1,604
Net income			16			5	21
Other comprehensive loss					(67)		(67)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(5)				(5)
Stock compensation		7					7
Balance, June 30, 2024	$2	$2,267	$293	$(13)	$(1,074)	$69	$1,544

2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2022	$2	$2,229	$321	$—	$(1,001)	$52	$1,603
Net income			28			4	32
Other comprehensive income					40		40
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		8					8
Stock withheld for employee taxes				(8)			(8)
Balance, March 31, 2023	$2	$2,237	$333	$(8)	$(961)	$55	$1,658
Net income			30			5	35
Other comprehensive loss					(3)		(3)
Common stock dividends and dividend equivalents			(14)				(14)
Distributions to noncontrolling interests						(2)	(2)
Stock compensation		7					7
Balance, June 30, 2023	$2	$2,244	$349	$(8)	$(964)	$58	$1,681

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2024	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(868)	$20	$(142)	$(990)
Currency translation adjustments	(16)			(16)
Holding gains and losses		9		9
Reclassification of amount to net income (a)		(11)		(11)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Other comprehensive income (loss)	(16)	(2)	1	(17)
Balance, March 31, 2024	$(884)	$18	$(141)	$(1,007)
Currency translation adjustments	(45)			(45)
Holding gains and losses		(23)		(23)
Reclassification of amount to net income (a)		(8)		(8)
Other			3	3
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			2	2
Tax expense		5	(1)	4
Other comprehensive income (loss)	(45)	(26)	4	(67)
Balance, June 30, 2024	$(929)	$(8)	$(137)	$(1,074)

	Parent Company Stockholders
2023	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(895)	$21	$(127)	$(1,001)
Currency translation adjustments	24			24
Holding gains and losses		16		16
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(1)		(1)
Other comprehensive income	24	15	1	40
Balance, March 31, 2023	$(871)	$36	$(126)	$(961)
Currency translation adjustments	(6)			(6)
Holding gains and losses		10		10
Reclassification of amount to net income (a)		(7)		(7)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense			(1)	(1)
Other comprehensive income (loss)	(6)	3	—	(3)
Balance, June 30, 2023	$(877)	$39	$(126)	$(964)

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

On May 6, 2024, Hydro-Québec provided Dana with its put notice. Subsequent to May 6, 2024, Dana will no longer attribute net income (loss) and other comprehensive income (loss) items of Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC to Hydro-Québec's redeemable noncontrolling interest. Closure of the transaction will proceed in accordance with the provisions of the shareholders agreement.

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance, beginning of period	$197	$206	$191	$195
Capital contribution from redeemable noncontrolling interests	9	7	18	17
Adjustment to redemption value	5		13	1
Comprehensive income (loss) adjustments:
Net income (loss) attributable to redeemable noncontrolling interests	(5)	1	(13)
Other comprehensive loss attributable to redeemable noncontrolling interests	(1)	(1)	(4)
Balance, end of period	$205	$213	$205	$213

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income available to common stockholders - Numerator basic and diluted	$16	$30	$19	$58

Denominator:
Weighted-average common shares outstanding - Basic	145.0	144.3	144.9	144.1
Employee compensation-related shares	0.1	0.1	—	0.2
Weighted-average common shares outstanding - Diluted	145.1	144.4	144.9	144.3

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.2 million and 2.0 million CSEs from the calculation of diluted earnings per share for the second quarters of 2024 and 2023 and excluded 2.1 million and 0.3 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the six months ended June 30, 2024.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	1.6	$13.22
PSUs	0.7	$13.31

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

During the six months ended June 30, 2024, we paid $2 of cash to settle RSUs and issued 0.9 million shares of common stock based on the vesting of RSUs. We recognized stock compensation expense of $8 in both the  second quarters of 2024 and 2023  and expense of $14 during both respective year-to-date periods. At June 30, 2024, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $42. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension				OPEB
	2024		2023		2024	2023
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$6	$4	$7	$3	$—	$—
Expected return on plan assets	(8)	(1)	(7)	(1)
Service cost		1		2
Amortization of net actuarial loss (gain)	1		2			(1)
Net periodic benefit (credit) cost	$(1)	$4	$2	$4	$—	$(1)

Six Months Ended June 30,
Interest cost	$13	$7	$14	$6	$1	$1
Expected return on plan assets	(15)	(2)	(15)	(2)
Service cost		3		3
Amortization of net actuarial loss (gain)	3		4		(1)	(2)
Net periodic benefit cost (credit)	$1	$8	$3	$7	$—	$(1)

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate		June 30, 2024	December 31, 2023
Senior Notes due April 15, 2025	5.750%	*	$200	$200
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		348	359
Senior Notes due September 1, 2030	4.250%		400	400
Senior Euro Notes due July 15, 2031	8.500%		455	469
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			66	79
Debt issuance costs			(22)	(24)
			2,597	2,633
Less: Current portion of long-term debt			211	35
Long-term debt, less debt issuance costs			$2,386	$2,598

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

Senior notes redemption provisions — We may redeem some or all of the senior notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on the anniversary date of the senior notes in the year set forth below:

	Redemption Price
	April	November	June	July	September	July	February
Year	2025 Notes	2027 Notes	2028 Notes	2029 Notes	2030 Notes	2031 Notes	2032 Notes
2023		101.344%	102.813%
2024	100.000%	100.000%	101.406%	101.500%
2025		100.000%	100.000%	100.750%
2026		100.000%	100.000%	100.000%	102.125%	104.250%
2027			100.000%	100.000%	101.417%	102.125%	102.250%
2028				100.000%	100.708%	100.000%	101.500%
2029					100.000%	100.000%	100.750%
2030						100.000%	100.000%
2031							100.000%

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

At  June 30, 2024, we had no outstanding borrowings under the Revolving Facility and had utilized $9 for letters of credit. We had availability at June 30, 2024 under the Revolving Facility of $1,141 after deducting the outstanding letters of credit.

Debt covenants — At June 30, 2024, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheets at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	June 30, 2024	December 31, 2023
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$5	$43
Cash flow hedges	Other accrued liabilities	2	12	7
Undesignated	Accounts receivable - Other	2	2	3
Undesignated	Other accrued liabilities	2	3	5
Currency swaps
Cash flow hedges	Other noncurrent assets	2	6
Cash flow hedges	Other noncurrent liabilities	2		11
Undesignated	Other noncurrent liabilities	2	7	9

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheets at fair value are as follows:

		June 30, 2024		December 31, 2023
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,536	$2,441	$2,582	$2,495

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

The following fixed-to-fixed cross-currency swaps were outstanding at June 30, 2024:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $1,014 at June 30, 2024 and $776 at December 31, 2023. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $967 at June 30, 2024 and $981 at December 31, 2023.

The following currency derivatives were outstanding at June 30, 2024:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Chinese renminbi, Indian rupee, Mexican peso, Thai baht, South African rand	$426	$21	$447	Sep-2025
Euro	U.S. dollar, Australian dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Indian rupee, Mexican peso, Norwegian krone, Swedish krona, South African rand	293	32	325	Sep-2027
Indian rupee	U.S. dollar, euro, British pound		97	97	Jun-2025
Brazilian real	U.S. dollar, euro	56	6	62	Mar-2025
South African rand	U.S. dollar, euro, Thai baht		21	21	Aug-2024
Canadian dollar	U.S. dollar	1	17	18	Oct-2024
Thai baht	U.S. dollar	6	10	16	Nov-2024
British pound	U.S. dollar, euro	6	7	13	Mar-2025
Chinese renminbi	U.S. dollar, euro, Canadian dollar		9	9	Jul-2024
Mexican peso	U.S. dollar		3	3	Jul-2024
Swedish krona	euro		2	2	Jul-2024
Australian dollar	U.S. dollar, euro		1	1	Jul-2024
Total forward contracts		788	226	1,014

U.S. dollar	euro	298	181	479	Nov-2027
Euro	U.S. dollar	300	188	488	Jun-2026
Total currency swaps		598	369	967
Total currency derivatives		$1,386	$595	$1,981

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	June 30, 2024	December 31, 2023	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$12	$20	$12
Cross-Currency Swaps		1
Total	$12	$21	$12

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Designated as Cash Flow Hedges	2024	2023	2024	2023
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$2,738	$2,748	$5,473	$5,392
Cost of sales	2,483	2,477	4,974	4,892
Other income (expense), net	(2)	4	—	9
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(7)	(8)	(16)	(13)
Other income (expense), net	4	(3)	15	(5)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(4)	5	(18)	12

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Not Designated as Hedging Instruments	2024	2023	2024	2023
Gain (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$2	$1	$2	$—
Other income (expense), net	(1)	(10)	1	(7)

Net investment hedges — We periodically designate derivative contracts or underlying non-derivative financial instruments as net investment hedges. With respect to contracts designated as net investment hedges, we apply the forward method, but for non-derivative financial instruments designated as net investment hedges, we apply the spot method. Under both methods, we report changes in fair value in the cumulative translation adjustment (CTA) component of OCI during the period in which the contracts remain outstanding to the extent such contracts and non-derivative financial instruments remain effective.  During the second quarter of 2024, we entered into foreign currency forwards with a notional value of $100 that we designated as a net investment hedge of the foreign currency exposure related to a China renminbi denominated subsidiary.  These forwards will mature in September 2025.

Note 13. Commitments and Contingencies

Environmental liabilities — Accrued environmental liabilities were $5 and $6 at June 30, 2024 and  December 31, 2023. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance, beginning of period	$115	$108	$116	$108
Amounts accrued for current period sales	12	13	22	23
Adjustments of prior estimates	8		10	8
Settlements of warranty claims	(18)	(15)	(30)	(32)
Currency impact			(1)	(1)
Balance, end of period	$117	$106	$117	$106

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

We reported income tax expense of $54 and $55 for the second quarters of 2024 and 2023 and income tax expense of $91 and $85 for the respective year-to-date periods. Our effective tax rates were 89% and 57% for the six months ended June 30, 2024 and 2023. During the first six months of 2024, we recorded tax expense of $11 for valuation allowances related to foreign jurisdictions and tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the second quarter of 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Note 16. Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Non-service cost components of pension and OPEB costs	$(2)	$(3)	$(6)	$(6)
Government assistance	2	7	3	8
Foreign exchange gain (loss)	(5)	(3)	(4)	1
Strategic transaction expenses	(2)	(1)	(4)	(2)
Other, net	5	4	11	8
Other income (expense), net	$(2)	$4	$—	$9

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in the six months ended June 30, 2024 and 2023 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $6 and $5 recorded in other current assets and $29 and $34 recorded in other noncurrent assets at June 30, 2024 and December 31, 2023.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $39 and $50 at June 30, 2024 and December 31, 2023. Contract liabilities are included in other accrued liabilities on our consolidated balance sheets.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Light Vehicle
North America	$758	$728	$1,513	$1,368
Europe	160	142	309	274
South America	76	59	138	112
Asia Pacific	138	137	270	274
Total	$1,132	$1,066	$2,230	$2,028

Commercial Vehicle
North America	$297	$290	$590	$577
Europe	74	83	158	164
South America	117	98	226	201
Asia Pacific	39	55	77	106
Total	$527	$526	$1,051	$1,048

Off-Highway
North America	$94	$89	$186	$186
Europe	492	593	1,017	1,166
South America	6	6	11	10
Asia Pacific	154	154	313	322
Total	$746	$842	$1,527	$1,684

Power Technologies
North America	$193	$159	$380	$318
Europe	114	129	231	263
South America	6	8	14	16
Asia Pacific	20	18	40	35
Total	$333	$314	$665	$632

Total
North America	$1,342	$1,266	$2,669	$2,449
Europe	840	947	1,715	1,867
South America	205	171	389	339
Asia Pacific	351	364	700	737
Total	$2,738	$2,748	$5,473	$5,392

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

Segment information —

	2024			2023
Three Months Ended June 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$1,132	$48	$84	$1,066	$46	$66
Commercial Vehicle	527	28	23	526	31	28
Off-Highway	746	16	116	842	16	131
Power Technologies	333	6	22	314	6	19
Eliminations and other		(98)			(99)
Total	$2,738	$—	$245	$2,748	$—	$244

Six Months Ended June 30,
Light Vehicle	$2,230	$99	$151	$2,028	$98	$115
Commercial Vehicle	1,051	57	40	1,048	63	45
Off-Highway	1,527	33	231	1,684	33	249
Power Technologies	665	12	49	632	14	42
Eliminations and other		(201)			(208)
Total	$5,473	$—	$471	$5,392	$—	$451

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Segment EBITDA	$245	$244	$471	$451
Corporate expense and other items, net	(1)	(1)	(4)	(4)
Depreciation	(106)	(94)	(207)	(186)
Amortization	(6)	(6)	(11)	(11)
Non-service cost components of pension and OPEB costs	(2)	(3)	(6)	(6)
Restructuring charges, net	(12)	(3)	(17)	(4)
Stock compensation expense	(8)	(8)	(14)	(14)
Strategic transaction expenses	(2)	(1)	(4)	(2)
Distressed supplier costs		(4)		(12)
Loss on disposal group held for sale	(1)		(30)
Other items	(3)		(4)	2
Earnings before interest and income taxes	104	124	174	214
Loss on extinguishment of debt		(1)		(1)
Interest income	2	5	6	9
Interest expense	39	39	78	73
Earnings before income taxes	67	89	102	149
Income tax expense	54	55	91	85
Equity in earnings of affiliates	3	2	5	3
Net income	$16	$36	$16	$67

Note 19. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts).

Equity method investments at June 30, 2024 —

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

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions  (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At June 30, 2024, we employed approximately 41,800 people and operated in 31 countries.

External sales by operating segment for the periods ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$1,132	41.3%	$1,066	38.8%	$2,230	40.7%	$2,028	37.6%
Commercial Vehicle	527	19.3%	526	19.2%	1,051	19.2%	1,048	19.5%
Off-Highway	746	27.2%	842	30.6%	1,527	27.9%	1,684	31.2%
Power Technologies	333	12.2%	314	11.4%	665	12.2%	632	11.7%
Total	$2,738		$2,748		$5,473		$5,392

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

Financing actions — Our current portfolio of unsecured senior notes is structured such that no more than $455 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. Our $1,150 revolving credit facility matures on March 14, 2028. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Foreign currency — With 54% of our first half of  2024 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 49% of our first half of 2024 non-U.S. sales, while India, Brazil and China accounted for 10%, 9% and 7%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies weakened against the U.S. dollar in the first half of 2024, decreasing sales by $19. Weakening currencies included the Chinese renminbi, Thai baht, Indian rupee and South African rand.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first half of 2024 of approximately $105 are 2% of our consolidated sales and our net asset exposure related to Argentina was approximately $62, including $21 of net fixed assets, at June 30, 2024. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Lower year-over-year commodity prices increased earnings during the first six months of 2024 by $4. Material cost recovery pricing actions decreased earnings in the first six months of 2024 by $26.

Sales, Earnings and Cash Flow Outlook

	2024 Outlook	2023	2022
Sales	$10,450 - $10,950	$10,555	$10,156
Adjusted EBITDA	$875 - $975	$845	$700
Net cash provided by operating activities	$500 - $550	$476	$649
Purchases of property, plant and equipment	~4% of sales	$501	$440
Free cash flow	$75 - $125	$(25)	$209

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

Our current 2024 sales outlook is $10,450 to $10,950, a decrease of $200 from our prior guidance, reflecting a reduction in electric-vehicle demand. Based on our current sales and exchange rate outlook for 2024, we expect overall stability in international currencies with a modest headwind to sales primarily due to a weaker euro, Chinese renminbi, Brazilian real and Thai baht. At sales levels in our current outlook for 2024, a 5% movement on the euro would impact our annual sales by approximately $60. A 5% change on the Chinese renminbi, Indian rupee or Brazilian real rates would impact our annual sales in each of those countries by approximately $15. At our current sales outlook for 2024, we expect full year 2024 adjusted EBITDA to approximate $875 to $975, unchanged from our prior guidance. Adjusted EBITDA Margin is expected to be 8.6% at the midpoint of our guidance range, a 60 basis-point improvement over 2023, reflecting higher margin net new business and improving operational performance being partially offset by the benefit of the material cost recovery tailwind experienced in 2023 dissipating in 2024, as commodity prices stabilize, and increased investment to support our electrification strategy. We expect to generate free cash flow of approximately $100 at the midpoint of our guidance range, an increase of $25 from our prior guidance, reflecting a reduction in anticipated capital spending.

Summary Consolidated Results of Operations (Second Quarter, 2024 versus 2023)

	Three Months Ended June 30,
	2024		2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,738		$2,748		$(10)
Cost of sales	2,483	90.7%	2,477	90.1%	6
Gross margin	255	9.3%	271	9.9%	(16)
Selling, general and administrative expenses	132	4.8%	144	5.2%	(12)
Amortization of intangibles	4		4		—
Restructuring charges, net	12		3		9
Loss on disposal group held for sale	(1)				(1)
Other income (expense), net	(2)		4		(6)
Earnings before interest and income taxes	104		124		(20)
Loss on extinguishment of debt			(1)		1
Interest income	2		5		(3)
Interest expense	39		39		-
Earnings before income taxes	67		89		(22)
Income tax expense	54		55		(1)
Equity in earnings of affiliates	3		2		1
Net income	16		36		(20)
Less: Noncontrolling interests net income	5		5		—
Less: Redeemable noncontrolling interests net income (loss)	(5)		1		(6)
Net income attributable to the parent company	$16		$30		$(14)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	June 30,			Amount of Change Due To
	2024	2023	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,342	$1,266	$76	$—	$(2)	$78
Europe	840	947	(107)	(7)		(100)
South America	205	171	34	(5)		39
Asia Pacific	351	364	(13)	(10)		(3)
Total	$2,738	$2,748	$(10)	$(22)	$(2)	$14

Sales in the second quarter of 2024 were $10 lower than in 2023. Weaker international currencies decreased sales by $22, principally due to a weaker euro, Brazilian real, Thai baht, Chinese renminbi and Indian rupee. The organic sales increase of $14, or 1%, resulted from higher year-over-year full-frame light-truck and light-vehicle engine production in North America and the conversion of sales backlog, partially offset by softening of construction/mining and agricultural equipment markets, particularly in Europe. Pricing actions and recoveries, including material commodity price and inflationary costs adjustments, increased sales by $17.

The North America organic sales increase of 6% was driven principally higher full-frame light-truck and light-vehicle engine production levels and the conversion of sales backlog, partially offset by lower medium- and heavy-duty truck production volumes. Second quarter 2024 full-frame light-truck production was up 2% and light-vehicle engine production was up slightly, while year-over-year Class 8 production was down 2% and Classes 5-7 was down 13%. Excluding currency effects, sales in Europe were down 11% compared with 2023. With our significant Off-Highway presence in the region, weaker construction/mining and agricultural equipment markets were a major factor. Organic sales in this operating segment were down 10% compared with 2023. Excluding currency effects, sales in South America were up 23% compared with 2023, reflecting improved medium- and heavy-duty truck production volumes. Excluding currency effects, sales in Asia Pacific decreased 1% compared to 2023, reflecting lower electric vehicle related product sales.

Cost of sales and gross margin — Cost of sales for the second quarter of 2024 increased $6 when compared to 2023. Cost of sales as a percent of sales was 60 basis points higher than in the previous year. Decremental margins due to lower sales volumes and unfavorable product mix, non-material inflationary cost impacts of $51, higher warranty expense of $8, higher spending on electrification initiatives of $5 and commodity cost increases of $1 were partially offset by higher material cost savings of $33, operational efficiencies of $27, lower premium freight costs of $7, lower program launch costs of $5 and lower incentive compensation expense of $5. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $255 for the second quarter of 2024 decreased $16 from 2023. Gross margin as a percent of sales was 9.3% in the second quarter of 2024, 60 basis points lower than in 2024. The deterioration in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. Gross margin was negatively impacted by lower year-over-year net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the second quarter of 2024 were $132 (4.8% of sales) as compared to $144 (5.2% of sales) in the second quarter of 2023. SG&A expenses were $12 lower in the second quarter of 2024 primarily due to lower incentive compensation and lower professional services and consulting costs.

Amortization of intangibles — Amortization expense was $4 in both the second quarters of 2024 and 2023. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $12 in the second quarter of 2024 and $3 in the second quarter of 2023. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Loss on disposal group held for sale — In February 2024, we entered into a definitive agreement to sell our European hydraulics business to HPIH S.à r.l. for approximately $38. We classified the disposal group as held for sale during the first quarter of 2024. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	June 30,
	2024	2023
Non-service cost components of pension and OPEB costs	$(2)	$(3)
Government assistance	2	7
Foreign exchange loss	(5)	(3)
Strategic transaction expenses	(2)	(1)
Other, net	5	4
Other income (expense), net	$(2)	$4

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in the second quarter of 2024 and 2023 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

Loss on extinguishment of debt — On June 9, 2023 we redeemed $200 of our April 2025 Notes. The $1 loss on extinguishment of debt is comprised of the write-off of previously deferred financing costs associated with the April 2025 Notes. See Note 11 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $2 in the second quarter of 2024 and $5 in the second quarter of 2023. Interest expense was $39 in both the second quarter of 2024 and the second quarter of 2023, reflecting lower outstanding borrowings in 2024 being offset by higher average interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.8% in the second quarter of 2024 and 5.5% in the second quarter of 2023.

Income tax expense — We reported income tax expense of $54 and $55 for the second quarter of 2024 and 2023, respectively. Our effective tax rates were 81% and 62% for the second quarter of 2024 and 2023, respectively. During the second quarter of 2024, we recorded tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the second quarter of 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $3 in the second quarter of 2024 and $2 in the second quarter of 2023. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $1 in the second quarter of 2024 and de minimis in the second quarter of 2023.

Summary Consolidated Results of Operations (Year-to-Date, 2024 versus 2023)

	Six Months Ended June 30,
	2024		2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$5,473		$5,392		$81
Cost of sales	4,974	90.9%	4,892	90.7%	82
Gross margin	499	9.1%	500	9.3%	(1)
Selling, general and administrative expenses	271	5.0%	284	5.3%	(13)
Amortization of intangibles	7		7		—
Restructuring charges, net	17		4		13
Loss on disposal group held for sale	(30)				(30)
Other income (expense), net			9		(9)
Earnings before interest and income taxes	174		214		(40)
Loss on extinguishment of debt			(1)		1
Interest income	6		9		(3)
Interest expense	78		73		5
Earnings before income taxes	102		149		(47)
Income tax expense	91		85		6
Equity in earnings of affiliates	5		3		2
Net income	16		67		(51)
Less: Noncontrolling interests net income	10		9		1
Less: Redeemable noncontrolling interests net loss	(13)				(13)
Net income attributable to the parent company	$19		$58		$(39)

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended
	June 30,			Amount of Change Due To
	2024	2023	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$2,669	$2,449	$220	$1	$(2)	$221
Europe	1,715	1,867	(152)	(1)		(151)
South America	389	339	50			50
Asia Pacific	700	737	(37)	(19)		(18)
Total	$5,473	$5,392	$81	$(19)	$(2)	$102

Sales in the first half of 2024 were $81 higher than in 2024. Weaker international currencies decreased sales by $19, principally due to a weaker Chinese renminbi, Thai baht, Indian rupee and South African rand. The organic sales increase of $102, or 2%, resulted from having a full six months of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of last year, higher light-vehicle engine production volumes in North America and the conversion of sales backlog, partially offset by softening construction/mining and agricultural equipment markets. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $52.

The North America organic sales increase of 9% was driven principally by having a full six months of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of last year, higher light-vehicle engine production levels and the conversion of sales backlog, partially offset by lower medium- and heavy-duty truck production volumes. First half 2024 light-vehicle engine production was up 1%, while year-over-year Class 8 production was down slightly and Classes 5-7 was down 4%. Excluding currency effects, sales in Europe were down 8% compared with 2023. With our significant Off-Highway presence in the region, weaker construction/mining and agricultural equipment markets were a major factor. Organic sales in this operating segment were down 9% compared with the first half of 2023. Excluding currency effects, sales in South America were up 15% compared with 2023, reflecting improved medium- and heavy-duty truck production volumes. Excluding currency effects, sales in Asia Pacific decreased 2% compared to 2023, reflecting lower electric vehicle related product sales.

Cost of sales and gross margin — Cost of sales for the six months of 2024 increased $82, or 2%, when compared to 2023. Cost of sales as a percent of sales was 20 basis points higher than in the previous year. Decremental margins resulting from unfavorable product mix, non-material inflationary cost impacts of $95, higher spending on electrification initiatives of $15 and higher warranty expense of $2 were partially offset by higher material cost savings of $68, lower premium freight costs of $22, operational efficiencies of $18, lower program launch costs of $8, commodity cost decreases of $4 and lower incentive compensation expense of $3. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $499 for the first six months of 2024 decreased $1 from 2023. Gross margin as a percent of sales was 9.1% in the first six months of 2024, 20 basis points lower than in 2023. The deterioration in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating during the first six months of 2024, gross margin was negatively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first six months of 2024 were $271 (5.0% of sales) as compared to $284 (5.3% of sales) in the first six months of 2023. SG&A expenses were $13 lower in the first six months of 2024 due to lower incentive compensation, lower professional services and consulting costs and lower marketing expenditures.

Amortization of intangibles — Amortization expense was $7 in the first  six months of  both 2024 and 2023. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $17 in the first six months of 2024 and $4 in the first six months of 2023. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Loss on disposal group held for sale — In February 2024, we entered into a definitive agreement to sell our European hydraulics business to HPIH S.à r.l. for approximately $38. We classified the disposal group as held for sale during the first quarter of 2024. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Six Months Ended
	June 30,
	2024	2023
Non-service cost components of pension and OPEB costs	$(6)	$(6)
Government assistance	3	8
Foreign exchange gain (loss)	(4)	1
Strategic transaction expenses	(4)	(2)
Other, net	11	8
Other income (expense), net	—	$9

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in the first six months of 2024 and 2023 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

Loss on extinguishment of debt — On June 9, 2023 we redeemed $200 of our April 2025 Notes. The $1 loss on extinguishment of debt is comprised of the write-off of previously deferred financing costs associated with the April 2025 Notes. See Note 11 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $6 in the first six months of 2024 and $9 in the first six months of 2023. Interest expense increased from $73 in the first six months of 2023 to $78 in the first six months of 2024, due to higher interest rates on outstanding borrowings. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.8% in the first six months of 2024 and 5.3% in the first six months of 2023.

Income tax expense — We reported income tax expense of $91 and $85 for the first six months of 2024 and 2023, respectively. Our effective tax rates were 89% and 57% for the first six months of 2024 and 2023, respectively. During the first six months of 2024, we recorded tax expense of $11 for valuation allowances related to foreign jurisdictions and tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the second quarter of 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $5 in the first six months of 2024 and $3 in the first six months of 2023. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $1 in the first six month of 2024 and de minimis in the first six months of 2023.

Segment Results of Operations (2024 versus 2023)

Light Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$1,066	$66	6.2%	$2,028	$115	5.7%
Volume and mix	45	10		158	38
Performance	27	9		54
Currency effects	(6)	(1)		(10)	(2)
2024	$1,132	$84	7.4%	$2,230	$151	6.8%

Light Vehicle sales in the second quarter of 2024, exclusive of currency effects, were 7% higher than 2023 reflecting mixed global markets, the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year North America full-frame light-truck production increased 2% and Asia Pacific light-truck production increased 6% in this year’s second quarter while light-truck production in Europe and South America decreased 3% and 5%, respectively. Light Vehicle sales in the first half of 2024, exclusive of currency effects, were 10% higher than 2023 reflecting mixed global markets, having a full six months of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of last year, the conversion of sale backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year North America full-frame light-truck production increased 1% and Asia Pacific light-truck production increased 4% in this year’s first half while light-truck production in Europe and South America decreased 2% and 4%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $27 and $54 in this year’s second quarter and first half, respectively.

Light Vehicle second-quarter and first-half 2024 segment EBITDA increased $18 and $36, respectively, from the comparable periods of 2023. Higher sales volumes provided a year-over-year earnings benefit of $10 (22% incremental margin) in the second quarter of 2024. Higher sales volumes provided a year-over-year earnings benefit of $38 (24% incremental margin) in the first half of 2024. The year-over-year performance-related earnings increase in the second quarter of 2024 was driven by net customer pricing and cost recovery actions of $27, operational efficiencies of $25, higher material cost savings of $12, lower program launch costs of $4, lower premium freight costs of $3 and lower incentive compensation expense of $2. Partially offsetting these performance-related earnings increases were inflationary cost increases of $45, higher spending on electrification initiatives of $10, commodity cost increases of $5 and higher warranty expense of $4. Year-over-year performance-related earnings drivers during the first half of 2024 were neutral compared with the first half of 2023. Year-over-year performance-related earnings increases were driven by net customer pricing and cost recovery actions of $54, higher material cost savings of $25, operational efficiencies of $20, lower premium freight costs of $10, lower program launch costs of $8, lower incentive compensation expense of $1 and lower warranty expense of $1. Offsetting these performance-related earnings increases were inflationary cost increases of $89, higher spending on electrification initiatives of $21 and commodity cost increases of $9.

Commercial Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$526	$28	5.3%	$1,048	$45	4.3%
Volume and mix	8	(9)		(1)	(25)
Performance	(1)	5		6	21
Currency effects	(6)	(1)		(2)	(1)
2024	$527	$23	4.4%	$1,051	$40	3.8%

Commercial Vehicle sales in the second quarter of 2024, exclusive of currency effects, were 1% higher than 2023 reflecting mixed global markets and the conversion of sales backlog being partially offset by net customer pricing and cost recovery actions. Year-over-year Class 8 production in North America was down 2% while Classes 5-7 was down 13% in this year’s second quarter. Year-over-year medium/heavy-truck production in Europe was down 9% while medium/heavy-truck production in South America and Asia Pacific were up 55% and 7%, respectively. Commercial Vehicle sales in the first half of 2024, exclusive of currency effects, were flat with 2023 reflecting net customer pricing and cost recovery actions and the conversion of sales backlog being offset by mixed global markets. Year-over-year Class 8 production in North America was flat while Classes 5-7 was down 4% in this year’s first half. Year-over-year medium/heavy-truck production in Europe was down 13% while medium/heavy-truck production in South America and Asia Pacific were up 37% and 3%, respectively. Net customer pricing and cost recovery actions decreased year-over-year sales by $1 in this year’s second quarter and increased year-over-year sales by $6 in this year’s first half.

Commercial Vehicle second-quarter and first-half 2024 segment EBITDA both decreased $5 from the comparable periods of 2024. The EBITDA benefit of higher sales volumes was more than offset by unfavorable product mix in the second quarter of 2024, decreasing year-over-year earnings by $9. Lower sales volumes and unfavorable product mix decreased year-over-year earnings by $25 in the first half of 2024. The year-over-year performance-related earnings increase in the second quarter of 2024 was driven by higher material cost savings of $8, lower spending on electrification initiatives of $8, lower premium freight costs of $4 and lower incentive compensation expense of $3. Partially offsetting these performance-related earnings increases were operational inefficiencies of $8, inflationary cost increases of $5, higher warranty expense of $3, net customer pricing and cost recovery actions of $1 and commodity cost increases of $1. The year-over-year performance-related earnings increase in the first half of 2024 was driven by lower spending on electrification initiatives of $16, higher material cost savings of $15, lower premium freight costs of $9, net customer pricing and cost recovery actions of $6 and lower incentive compensation expense of $3. Partially offsetting these performance-related earnings increases were operational inefficiencies of $15, inflationary cost increases of $7, higher warranty expense of $4, higher program launch costs of $1 and commodity cost increases of $1.

Off-Highway

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$842	$131	15.6%	$1,684	$249	14.8%
Volume and mix	(78)	(26)		(133)	(43)
Divestiture	(2)			(2)
Performance	(8)	12		(16)	26
Currency effects	(8)	(1)		(6)	(1)
2024	$746	$116	15.5%	$1,527	$231	15.1%

Off-Highway sales in the second quarter of 2024, exclusive of currency and divestiture effects, were 10% lower than 2023 reflecting softening global markets and the impact of net customer pricing and cost recovery actions, partially offset by the conversion of sales backlog. Year-over-year global construction/mining equipment and agricultural equipment markets are showing signs of softening, especially in Europe. Year-over-year second quarter construction/mining equipment and agricultural equipment production in Europe were down 10% and 15%, respectively. Off-Highway sales in the first half of 2024, exclusive of currency and divestiture effects, were 9% lower than 2023 reflecting softening global markets and the impact of net customer pricing and cost recovery actions, partially offset by the conversion of sales backlog. Year-over-year global construction/mining equipment and agricultural equipment markets are showing signs of softening, especially in Europe. Year-over-year first half construction/mining equipment and agricultural equipment production in Europe were down 10% and 15%, respectively. Net customer pricing and cost recovery actions decreased year-over-year sales by $8 and $16 in this year’s second quarter and first half, respectively.

Off-Highway second-quarter and first-half 2024 segment EBITDA decreased $15 and $18, respectively, from the comparable periods of 2023. Lower sales volumes decreased year-over-year earnings by $26 (33% decremental margin) in the second quarter of 2024. Lower sales volumes decreased year-over-year earnings by $43 (32% decremental margin) in the first half of 2024. The year-over-year performance-related earnings increase in the second quarter of 2024 was driven by higher material cost savings of $8, operational efficiencies of $8, commodity cost decreases of $3, lower premium freight costs of $2 and lower incentive compensation expense of $1. Partially offsetting these performance-related earnings increases were net customer pricing and cost recovery actions of $8 and inflationary cost increases of $2. The year-over-year performance-related earnings increase in the first half of 2024 was driven by higher material costs savings of $17, commodity cost decreases of $10, operational efficiencies of $10, lower premium freight costs of $4 and lower warranty expenses of $2. Partially offsetting these performance-related earning increases were net customer pricing and cost recovery actions of $16 and inflationary cost increases of $1.

Power Technologies

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$314	$19	6.1%	$632	$42	6.6%
Volume and mix	22			26
Performance	(1)	3		8	7
Currency effects	(2)			(1)
2024	$333	$22	6.6%	$665	$49	7.4%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in the second quarter of 2024, exclusive of currency effects, were 7% higher than 2023, reflecting the conversion of sales backlog and mixed global markets, partially offset by the impact of net customer pricing actions. Year-over-year light vehicle engine production was flat in North America and down 5% in Europe. In addition, our second quarter 2024 sales in Europe were impacted by lower electric-vehicle product orders. Power Technologies sales in the first half of 2024, exclusive of currency effects, were 5% higher than 2023, reflecting the conversion of sales backlog, mixed global markets and the benefit of net customer pricing actions. Year-over-year light vehicle engine production was up 1% in North America and down 3% in Europe. In addition, our first half 2024 sales in Europe were impacted by lower electric-vehicle product orders. Net customer pricing and cost recovery actions decreased year-over-year sales by $1 in this year’s second quarter and increased year-over-year sales by $8 in this year’s first half.

Power Technologies second-quarter and first-half 2024 segment EBITDA increased $3 and $7, respectively, from the comparable periods of 2023. The EBITDA benefit of higher sales volumes was offset by unfavorable product mix in both the second-quarter and first-half of 2024. The year-over-year performance-related earnings increase in the second quarter of 2024 was driven by higher material cost savings of $5, commodity cost decreases of $2, operational efficiencies of $1, lower program launch costs of $1 and lower incentive compensation expense of $1. These performance-related earnings increases were partially offset by inflationary cost increases of $3, higher premium freight costs of $2, higher warranty expense of $1 and net customer pricing and cost recovery actions of $1. The year-over-year performance-related earnings increase in the first half of 2024 was driven by higher material cost savings of $11, net customer pricing and cost recovery actions of $8, commodity cost decreases of $4, lower program launch costs of $1 and lower incentive compensation expense of $1. These performance-related earnings increases were partially offset by operational inefficiencies of $11, inflationary cost increases of $5, higher premium freight costs of $1 and higher warranty expense of $1.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$16	$36	$16	$67
Equity in earnings of affiliates	3	2	5	3
Income tax expense	54	55	91	85
Earnings before income taxes	67	89	102	149
Depreciation and amortization	112	100	218	197
Restructuring charges, net	12	3	17	4
Interest expense, net	37	34	72	64
Loss on extinguishment of debt		1		1
Distressed supplier costs		4		12
Loss on disposal group held for sale	1		30
Other*	15	12	28	20
Adjusted EBITDA	$244	$243	$467	$447
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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$215	$256	$113	$86
Purchases of property, plant and equipment	(111)	(122)	(181)	(242)
Free cash flow	$104	$134	$(68)	$(156)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at June 30, 2024:

Cash and cash equivalents	$419
Less: Deposits supporting obligations	—
Available cash	419
Additional cash availability from Revolving Facility	1,141
Total liquidity	$1,560

We had availability of $1,141 at June 30, 2024 under our Revolving Facility after deducting $9 of outstanding letters of credit.

The components of our June 30, 2024 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$298	$298
Cash and cash equivalents held at less than wholly-owned subsidiaries	4	117	121
Consolidated cash balance	$4	$415	$419

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

At June 30, 2024, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Six Months Ended
	June 30,
	2024	2023
Cash used for changes in working capital	$(195)	$(172)
Other cash provided by operations	308	258
Net cash provided by operating activities	113	86
Net cash used in investing activities	(177)	(245)
Net cash (used in) provided by financing activities	(30)	209
Net (decrease) increase in cash, cash equivalents and restricted cash	$(94)	$50

Operating activities — Exclusive of working capital, other cash provided by operations was $308 in 2024 and $258 in 2023. The year-over-year increase is primarily attributable to higher operating earnings in 2024, partially offset by higher year-over-year cash paid for income taxes and interest.

Working capital used cash of $195 and $172 in 2024 and 2023. Cash of $161 and $246 was used to finance receivables in 2024 and 2023, respectively. Cash of $6 and $107 was used to fund higher inventory levels in 2024 and 2023, respectively. Decreases in accounts payable and other net liabilities used cash of $28 in 2024 while increases in accounts payable and other net liabilities provided cash of $181 in 2023.

Investing activities — Expenditures for property, plant and equipment were $181 and $242 during 2024 and 2023. Elevated capital spending in 2023 was driven by the high volume of new program launches in that year. In addition, lower capital spending during the first half of 2024 compared to 2023 is being impacted by the calendarization of capital spend being lower in this year’s first half.

Financing activities — During 2023, we had net repayments of $25 on our Revolving Facility. During 2024, we paid the $25 note payable due to the former owners of SME S.p.A. During 2023, we completed the issuance of €425 of our July 2031 Notes, paying financings costs of $7. Also during 2023, we redeemed $200 of our April 2025 Notes. During 2023, we paid financing costs of $2 to amend our credit and guaranty agreement, extending the Revolving Facility maturity to March 14, 2028. We used cash of $29 for dividend payments to common stockholders during both 2024 and 2023. Distributions to noncontrolling interests totaled $5 in 2024 and $3 in 2023. Hydro-Québec made cash contributions to Dana TM4 of $18 in 2024 and $17 in 2023. During 2024, we received $11 from Hydro-Québec, which represents deferred purchase consideration associated with their acquisition of a 45% ownership interest in SME S.p.A. from Dana.

Off-Balance Sheet Arrangements

There have been no material changes at June 30, 2024 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2023 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2023 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2023 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the six months ended June 30, 2024. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first six months of 2024.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — No shares of our common stock were repurchased during the second quarter of 2024.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 6. Exhibits

Exhibit No.	Description

10.1*	First Amendment to the Dana Incorporated 2021 Omnibus Incentive Plan. Filed with this Report.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	July 31, 2024	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer