Form 10-Q
period 2024-09-30
DANA INC
filed 2024-10-30
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2024

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

There were 144,979,127 shares of the registrant’s common stock outstanding at October 18, 2024.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$2,476	$2,669	$7,949	$8,061
Costs and expenses
Cost of sales	2,231	2,433	7,205	7,325
Selling, general and administrative expenses	130	126	401	410
Amortization of intangibles	3	3	10	10
Restructuring charges, net	24	17	41	21
Gain (loss) on disposal group previously held for sale	4		(26)
Other income (expense), net	(4)	1	(4)	10
Earnings before interest and income taxes	88	91	262	305
Loss on extinguishment of debt				(1)
Interest income	4	5	10	14
Interest expense	40	41	118	114
Earnings before income taxes	52	55	154	204
Income tax expense	43	33	134	118
Equity in earnings of affiliates	2	3	7	6
Net income	11	25	27	92
Less: Noncontrolling interests net income	7	8	17	17
Less: Redeemable noncontrolling interests net loss		(2)	(13)	(2)
Net income attributable to the parent company	$4	$19	$23	$77

Net income per share available to common stockholders
Basic	$0.03	$0.13	$0.16	$0.53
Diluted	$0.03	$0.13	$0.16	$0.53

Weighted-average common shares outstanding
Basic	145.0	144.3	144.9	144.2
Diluted	145.1	144.7	145.0	144.5

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$11	$25	$27	$92
Other comprehensive income (loss), net of tax:
Currency translation adjustments	14	(24)	(52)	(6)
Hedging gains and losses	(7)	(21)	(35)	(3)
Defined benefit plans	1	(1)	6
Other comprehensive income (loss)	8	(46)	(81)	(9)
Total comprehensive income (loss)	19	(21)	(54)	83
Less: Comprehensive income attributable to noncontrolling interests	(7)	(7)	(16)	(16)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		4	17	4
Comprehensive income (loss) attributable to the parent company	$12	$(24)	$(53)	$71

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$419	$529
Accounts receivable
Trade, less allowance for doubtful accounts of $11 in 2024 and $16 in 2023	1,463	1,371
Other	227	280
Inventories	1,714	1,676
Other current assets	231	247
Total current assets	4,054	4,103
Goodwill	263	263
Intangibles	160	182
Deferred tax assets	518	516
Other noncurrent assets	176	140
Investments in affiliates	126	123
Operating lease assets	304	327
Property, plant and equipment, net	2,258	2,311
Total assets	$7,859	$7,965

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$23	$22
Current portion of long-term debt	212	35
Accounts payable	1,689	1,756
Accrued payroll and employee benefits	269	288
Taxes on income	62	86
Current portion of operating lease liabilities	44	42
Other accrued liabilities	417	373
Total current liabilities	2,716	2,602
Long-term debt, less debt issuance costs of $21 in 2024 and $24 in 2023	2,436	2,598
Noncurrent operating lease liabilities	270	284
Pension and postretirement obligations	323	334
Other noncurrent liabilities	366	319
Total liabilities	6,111	6,137
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	205	191
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,978,881 and 144,386,484 shares outstanding	2	2
Additional paid-in capital	2,274	2,255
Retained earnings	283	317
Treasury stock, at cost (831,871 and 474,981 shares)	(13)	(9)
Accumulated other comprehensive loss	(1,066)	(990)
Total parent company stockholders' equity	1,480	1,575
Noncontrolling interests	63	62
Total equity	1,543	1,637
Total liabilities, redeemable noncontrolling interests and equity	$7,859	$7,965

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net income	$27	$92
Depreciation	304	287
Amortization	16	17
Amortization of deferred financing charges	4	4
Write-off of deferred financing costs		1
Earnings of affiliates, net of dividends received	(4)	(4)
Stock compensation expense	21	19
Deferred income taxes	18	(46)
Pension expense, net	1	4
Change in working capital	(261)	(169)
Loss on disposal group previously held for sale	26
Other, net	(4)	(7)
Net cash provided by operating activities	148	198
Investing activities
Purchases of property, plant and equipment	(227)	(359)
Proceeds from sale of property, plant and equipment	7
Settlements of undesignated derivatives	(5)	(10)
Other, net	20	(14)
Net cash used in investing activities	(205)	(383)
Financing activities
Net change in short-term debt		(15)
Proceeds from long-term debt	1	458
Repayment of long-term debt	(35)	(207)
Deferred financing payments		(9)
Dividends paid to common stockholders	(43)	(43)
Distributions to noncontrolling interests	(17)	(10)
Collection of note receivable from redeemable noncontrolling interest	11
Contributions from redeemable noncontrolling interests	18	18
Other, net	9	(3)
Net cash (used in) provided by financing activities	(56)	189
Net (decrease) increase in cash, cash equivalents and restricted cash	(113)	4
Cash, cash equivalents and restricted cash – beginning of period	563	442
Effect of exchange rate changes on cash balances	(15)	(6)
Cash, cash equivalents and restricted cash – end of period (Note 5)	$435	$440

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$53	$68

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Disposal Group Previously Held for Sale

3.	Goodwill and Other Intangible Assets

4.	Restructuring of Operations

5.	Supplemental Balance Sheet and Cash Flow Information

6.	Stockholders' Equity

7.	Redeemable Noncontrolling Interests

8.	Earnings per Share

9.	Stock Compensation

10.	Pension and Postretirement Benefit Plans

11.	Financing Agreements

12.	Fair Value Measurements and Derivatives

13.	Commitments and Contingencies

14.	Warranty Obligations

15.	Income Taxes

16.	Other Income (Expense), Net

17.	Revenue from Contracts with Customers

18.	Segments

19.	Equity Affiliates

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

Recently adopted accounting pronouncements

We did not adopt any new accounting pronouncements during the nine months ended September 30, 2024.

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

Note 2. Disposal Group Previously Held for Sale

In February 2024, we entered into a definitive agreement to sell our European hydraulics business to HPIH S.à r.l. We classified the disposal group as held for sale, recognizing a $26 loss to date to adjust the carrying value of net assets to fair value less estimated costs to sell. The transaction was not completed by the date set forth in the definitive agreement. The assets of the European hydraulics business are no longer held for sale and have been reclassified as held and used at the lower of their adjusted carrying value or fair value at the date the held for sale criteria was no longer met.

Note 3. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by segment —

Off-Highway
Balance, December 31, 2023	$263
Impaired as part of disposal group previously held for sale (Note 2)	(2)
Currency impact	2
Balance, September 30, 2024	$263

Components of other intangible assets —

		September 30, 2024			December 31, 2023
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	8	$160	$(133)	$27	$159	$(126)	$33
Trademarks and trade names	13	25	(15)	10	29	(15)	14
Customer relationships	8	497	(447)	50	503	(441)	62
Non-amortizable intangible assets
Trademarks and trade names		73		73	73		73
		$755	$(595)	$160	$764	$(582)	$182

Net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments—

September 30, 2024
Light Vehicle	$11
Commercial Vehicle	54
Off-Highway	92
Power Technologies	3
$160

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Charged to cost of sales	$2	$3	$6	$7
Charged to amortization of intangibles	3	3	10	10
Total amortization	$5	$6	$16	$17

Note 4. Restructuring of Operations

Our restructuring activities have historically included rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations, and reducing overhead costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs. During the third quarter and first nine months of 2024, our restructuring charges were primarily comprised of separation costs related to rationalizing the global administrative and functional services that support our manufacturing and assembly facilities and technical centers and realignment activities associated with our manufacturing footprint.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, June 30, 2024	$16	$—	$16
Charges to restructuring	23	2	25
Adjustments of accruals	(1)		(1)
Cash payments	(5)	(2)	(7)
Balance, September 30, 2024	$33	$—	$33

Balance, December 31, 2023	$10	$—	$10
Charges to restructuring	34	8	42
Adjustments of accruals	(1)		(1)
Cash payments	(10)	(8)	(18)
Balance, September 30, 2024	$33	$—	$33

At September 30, 2024, the accrued employee termination benefits include costs to reduce approximately 900 employees to be completed over the next year.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Supplier finance programs —

As of September 30, 2024 and December 31, 2023, we had $68 and $69, respectively, of confirmed obligations subject to supplier finance programs presented as accounts payable within total current liabilities on the consolidated balance sheet.

Inventory components —

	September 30, 2024	December 31, 2023
Raw materials	$696	$681
Work in process and finished goods	1,018	995
Total	$1,714	$1,676

Cash, cash equivalents and restricted cash —

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$419	$529	$421	$425
Restricted cash included in other current assets	6	23	8	7
Restricted cash included in other noncurrent assets	10	11	11	10
Total cash, cash equivalents and restricted cash	$435	$563	$440	$442

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first, second, and third quarters of 2024. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Changes in equity —

2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2023	$2	$2,255	$317	$(9)	$(990)	$62	$1,637
Net income			3			5	8
Other comprehensive loss					(17)	(1)	(18)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(8)				(8)
Stock compensation		5					5
Stock withheld for employee taxes				(4)			(4)
Balance, March 31, 2024	2	2,260	297	(13)	(1,007)	65	1,604
Net income			16			5	21
Other comprehensive loss					(67)		(67)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(5)				(5)
Stock compensation		7					7
Balance, June 30, 2024	2	2,267	293	(13)	(1,074)	69	1,544
Net income			4			7	11
Other comprehensive income					8		8
Common stock dividends and dividend equivalents			(14)				(14)
Distributions to noncontrolling interests						(13)	(13)
Stock compensation		7					7
Balance, September 30, 2024	$2	$2,274	$283	$(13)	$(1,066)	$63	$1,543

2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2022	$2	$2,229	$321	$—	$(1,001)	$52	$1,603
Net income			28			4	32
Other comprehensive income					40		40
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(1)				(1)
Stock compensation		8					8
Stock withheld for employee taxes				(8)			(8)
Balance, March 31, 2023	2	2,237	333	(8)	(961)	55	1,658
Net income			30			5	35
Other comprehensive loss					(3)		(3)
Common stock dividends and dividend equivalents			(14)				(14)
Distributions to noncontrolling interests						(2)	(2)
Stock compensation		7					7
Balance, June 30, 2023	2	2,244	349	(8)	(964)	58	1,681
Net income			19			8	27
Other comprehensive loss					(43)	(1)	(44)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(7)	(7)
Stock compensation		5					5
Balance, September 30, 2023	$2	$2,249	$353	$(8)	$(1,007)	$58	$1,647

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2024	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(868)	$20	$(142)	$(990)
Currency translation adjustments	(16)			(16)
Holding gains and losses		9		9
Reclassification of amount to net income (a)		(11)		(11)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Other comprehensive income (loss)	(16)	(2)	1	(17)
Balance, March 31, 2024	(884)	18	(141)	(1,007)
Currency translation adjustments	(45)			(45)
Holding gains and losses		(23)		(23)
Reclassification of amount to net income (a)		(8)		(8)
Other			3	3
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			2	2
Tax expense		5	(1)	4
Other comprehensive income (loss)	(45)	(26)	4	(67)
Balance, June 30, 2024	(929)	(8)	(137)	(1,074)
Currency translation adjustments	14			14
Holding gains and losses		(35)		(35)
Reclassification of amount to net income (a)		26		26
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		2		2
Other comprehensive income (loss)	14	(7)	1	8
Balance, September 30, 2024	$(915)	$(15)	$(136)	$(1,066)

	Parent Company Stockholders
2023	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(895)	$21	$(127)	$(1,001)
Currency translation adjustments	24			24
Holding gains and losses		16		16
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(1)		(1)
Other comprehensive income	24	15	1	40
Balance, March 31, 2023	(871)	36	(126)	(961)
Currency translation adjustments	(6)			(6)
Holding gains and losses		10		10
Reclassification of amount to net income (a)		(7)		(7)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense			(1)	(1)
Other comprehensive income (loss)	(6)	3	—	(3)
Balance, June 30, 2023	(877)	39	(126)	(964)
Currency translation adjustments	(21)			(21)
Holding gains and losses		8		8
Reclassification of amount to net income (a)		(30)		(30)
Tax expense		1	(1)	—
Other comprehensive loss	(21)	(21)	(1)	(43)
Balance, September 30, 2023	$(898)	$18	$(127)	$(1,007)

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance, beginning of period	$205	$213	$191	$195
Capital contribution from redeemable noncontrolling interests		1	18	18
Adjustment to redemption value			13	1
Comprehensive income (loss) adjustments:
Net income (loss) attributable to redeemable noncontrolling interests		(2)	(13)	(2)
Other comprehensive loss attributable to redeemable noncontrolling interests		(2)	(4)	(2)
Balance, end of period	$205	$210	$205	$210

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income available to common stockholders - Numerator basic and diluted	$4	$19	$23	$77

Denominator:
Weighted-average common shares outstanding - Basic	145.0	144.3	144.9	144.2
Employee compensation-related shares	0.1	0.4	0.1	0.3
Weighted-average common shares outstanding - Diluted	145.1	144.7	145.0	144.5

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.5 million and 0.1 million CSEs from the calculation of diluted earnings per share for the third quarters of 2024 and 2023 and excluded 2.4 million and 0.1 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the nine months ended September 30, 2024.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	1.7	$13.16
PSUs	0.7	$13.23

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

During the nine months ended September 30, 2024, we paid $2 of cash to settle RSUs and issued 0.9 million shares of common stock based on the vesting of RSUs. We recognized stock compensation expense of $7 and $5 in the third quarters of 2024 and 2023, respectively and expense of $21 and $19 during the respective year-to-date periods. At September 30, 2024, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $33. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost (credit) —

	Pension				OPEB
	2024		2023		2024	2023
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$7	$3	$7	$4	$1	$1
Expected return on plan assets	(7)	(1)	(8)
Service cost		2		1
Amortization of net actuarial loss (gain)	2	1	1		(1)	(1)
Termination benefit	3
Net periodic benefit cost	$5	$5	$—	$5	$—	$—

Nine Months Ended September 30,
Interest cost	$20	$10	$21	$10	$2	$2
Expected return on plan assets	(22)	(3)	(23)	(2)
Service cost		5		4
Amortization of net actuarial loss (gain)	5	1	5		(2)	(3)
Termination benefit	3
Net periodic benefit cost (credit)	$6	$13	$3	$12	$—	$(1)

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate		September 30, 2024	December 31, 2023
Senior Notes due April 15, 2025	5.750%	*	$200	$200
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		362	359
Senior Notes due September 1, 2030	4.250%		400	400
Senior Euro Notes due July 15, 2031	8.500%		473	469
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			84	79
Debt issuance costs			(21)	(24)
			2,648	2,633
Less: Current portion of long-term debt			212	35
Long-term debt, less debt issuance costs			$2,436	$2,598

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

At  September 30, 2024, we had $10 of outstanding borrowings under the Revolving Facility and had utilized $10 for letters of credit. We had availability at September 30, 2024 under the Revolving Facility of $1,130 after deducting outstanding borrowings and letters of credit.

Debt covenants — At September 30, 2024, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheets at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	September 30, 2024	December 31, 2023
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$2	$43
Cash flow hedges	Other accrued liabilities	2	25	7
Undesignated	Accounts receivable - Other	2	8	3
Undesignated	Other accrued liabilities	2	4	5
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	12	11
Undesignated	Other noncurrent liabilities	2	7	9

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheets at fair value are as follows:

		September 30, 2024		December 31, 2023
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,568	$2,490	$2,582	$2,495

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

The following fixed-to-fixed cross-currency swaps were outstanding at September 30, 2024:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $1,319 at September 30, 2024 and $776 at December 31, 2023. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $986 at September 30, 2024 and $981 at December 31, 2023.

The following currency derivatives were outstanding at September 30, 2024:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	euro, Chinese renminbi, Indian rupee, Mexican peso, Thai baht, South African rand	$669	$33	$702	Dec-2025
Euro	U.S. dollar, Australian dollar, Canadian dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Indian rupee, Mexican peso, Norwegian krone, Swedish krona, South African rand	345	32	377	Sep-2027
Indian rupee	U.S. dollar, euro, British pound		77	77	Jul-2025
Brazilian real	U.S. dollar, euro	62	18	80	Sep-2025
South African rand	U.S. dollar, euro, Thai baht		16	16	Oct-2024
Canadian dollar	U.S. dollar	1	23	24	Oct-2024
Thai baht	U.S. dollar	8	3	11	Sep-2025
British pound	U.S. dollar, euro	10	7	17	Aug-2025
Chinese renminbi	U.S. dollar, euro, Canadian dollar		8	8	Oct-2024
Mexican peso	U.S. dollar		5	5	Oct-2024
Swedish krona	euro		1	1	Oct-2024
Australian dollar	U.S. dollar, euro		1	1	Oct-2024
Total forward contracts		1,095	224	1,319

U.S. dollar	euro	310	188	498	Nov-2027
Euro	U.S. dollar	300	188	488	Jun-2026
Total currency swaps		610	376	986
Total currency derivatives		$1,705	$600	$2,305

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	September 30, 2024	December 31, 2023	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$(24)	$20	$(24)
Cross-Currency Swaps	4	1
Total	$(20)	$21	$(24)

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
Net sales	$2,476	$2,669	$7,949	$8,061
Cost of sales	2,231	2,433	7,205	7,325
Other income (expense), net	(4)	1	(4)	10
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(1)	(11)	(17)	(24)
Other income (expense), net	3	(1)	18	(6)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	24	(19)	6	(7)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Not Designated as Hedging Instruments	2024	2023	2024	2023
Gain (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$—	$—	$2	$—
Other income (expense), net	9	(2)	10	(9)

Net investment hedges — We periodically designate derivative contracts or underlying non-derivative financial instruments as net investment hedges. With respect to contracts designated as net investment hedges, we apply the forward method, but for non-derivative financial instruments designated as net investment hedges, we apply the spot method. Under both methods, we report changes in fair value in the cumulative translation adjustment (CTA) component of OCI during the period in which the contracts remain outstanding to the extent such contracts and non-derivative financial instruments remain effective.  During the second quarter of 2024, we entered into foreign currency forwards with a notional value of $100 that we designated as a net investment hedge of the foreign currency exposure related to a China renminbi denominated subsidiary.  These forwards will mature in September 2025. During the third quarter of 2024, we entered into foreign currency forwards with a notional value of $122 that we designated as a net investment hedge of the foreign currency exposure related to a euro denominated subsidiary.  These forwards will mature in November 2025.

Note 13. Commitments and Contingencies

Environmental liabilities — Accrued environmental liabilities were $6 at both  September 30, 2024 and  December 31, 2023. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance, beginning of period	$117	$106	$116	$108
Amounts accrued for current period sales	11	14	33	37
Adjustments of prior estimates	2	3	12	11
Settlements of warranty claims	(19)	(8)	(49)	(40)
Currency impact	2	(1)	1	(2)
Balance, end of period	$113	$114	$113	$114

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

We reported income tax expense of $43 and $33 for the third quarters of 2024 and 2023 and income tax expense of $134 and $118 for the respective year-to-date periods. Our effective tax rates were 87% and 58% for the nine months ended September 30, 2024 and 2023. During the first nine months of 2024, we recorded tax expense of $11 for valuation allowances related to foreign jurisdictions and tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the first nine months of 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Note 16. Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Non-service cost components of pension and OPEB costs	$(8)	$(4)	$(14)	$(10)
Government assistance	1	4	4	12
Foreign exchange loss	(3)	(1)	(7)
Strategic transaction expenses	(1)	(2)	(5)	(4)
Loss on sale of property, plant and equipment		(1)	(5)	(1)
Other, net	7	5	23	13
Other income (expense), net	$(4)	$1	$(4)	$10

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in the nine months ended September 30, 2024 and 2023 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $5 and $5 recorded in other current assets and $30 and $34 recorded in other noncurrent assets at September 30, 2024 and December 31, 2023.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $34 and $50 at September 30, 2024 and December 31, 2023. Contract liabilities are included in other accrued liabilities on our consolidated balance sheets.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Light Vehicle
North America	$659	$697	$2,172	$2,065
Europe	152	146	461	420
South America	75	72	213	184
Asia Pacific	147	169	417	443
Total	$1,033	$1,084	$3,263	$3,112

Commercial Vehicle
North America	$268	$290	$858	$867
Europe	69	70	227	234
South America	114	106	340	307
Asia Pacific	43	69	120	175
Total	$494	$535	$1,545	$1,583

Off-Highway
North America	$91	$88	$277	$274
Europe	384	496	1,401	1,662
South America	6	7	17	17
Asia Pacific	146	148	459	470
Total	$627	$739	$2,154	$2,423

Power Technologies
North America	$182	$165	$562	$483
Europe	110	117	341	380
South America	8	8	22	24
Asia Pacific	22	21	62	56
Total	$322	$311	$987	$943

Total
North America	$1,200	$1,240	$3,869	$3,689
Europe	715	829	2,430	2,696
South America	203	193	592	532
Asia Pacific	358	407	1,058	1,144
Total	$2,476	$2,669	$7,949	$8,061

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

Segment information —

	2024			2023
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
Light Vehicle	$1,033	$48	$78	$1,084	$47	$75
Commercial Vehicle	494	28	26	535	34	29
Off-Highway	627	20	103	739	13	110
Power Technologies	322	7	26	311	7	28
Eliminations and other		(103)			(101)
Total	$2,476	$—	$233	$2,669	$—	$242

Nine Months Ended September 30,
Light Vehicle	$3,263	$147	$229	$3,112	$145	$190
Commercial Vehicle	1,545	85	66	1,583	97	74
Off-Highway	2,154	53	334	2,423	46	359
Power Technologies	987	19	75	943	21	70
Eliminations and other		(304)			(309)
Total	$7,949	$—	$704	$8,061	$—	$693

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Segment EBITDA	$233	$242	$704	$693
Corporate expense and other items, net	(1)		(5)	(4)
Depreciation	(97)	(101)	(304)	(287)
Amortization	(5)	(6)	(16)	(17)
Non-service cost components of pension and OPEB costs	(8)	(4)	(14)	(10)
Restructuring charges, net	(24)	(17)	(41)	(21)
Stock compensation expense	(7)	(5)	(21)	(19)
Strategic transaction expenses	(1)	(2)	(5)	(4)
Loss on sale of property, plant and equipment		(1)	(5)	(1)
Distressed supplier costs		(14)		(26)
Loss on disposal group previously held for sale	4		(26)
Other items	(6)	(1)	(5)	1
Earnings before interest and income taxes	88	91	262	305
Loss on extinguishment of debt				(1)
Interest income	4	5	10	14
Interest expense	40	41	118	114
Earnings before income taxes	52	55	154	204
Income tax expense	43	33	134	118
Equity in earnings of affiliates	2	3	7	6
Net income	$11	$25	$27	$92

Note 19. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts).

Equity method investments at September 30, 2024 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$54
ROC-Spicer, Ltd.	50%	22
Axles India Limited	48%	15
Tai Ya Investment (HK) Co., Limited	50%	5
All others as a group		6
Investments in equity affiliates		102
Investments in affiliates carried at cost		24
Investments in affiliates		$126

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

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions  (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At September 30, 2024, we employed approximately 41,100 people and operated in 31 countries.

External sales by operating segment for the periods ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$1,033	41.7%	$1,084	40.6%	$3,263	41.1%	$3,112	38.6%
Commercial Vehicle	494	20.0%	535	20.0%	1,545	19.4%	1,583	19.6%
Off-Highway	627	25.3%	739	27.7%	2,154	27.1%	2,423	30.1%
Power Technologies	322	13.0%	311	11.7%	987	12.4%	943	11.7%
Total	$2,476		$2,669		$7,949		$8,061

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

Financing actions — Our current portfolio of unsecured senior notes is structured such that no more than $473 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. Our $1,150 revolving credit facility matures on March 14, 2028. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information.

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

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2023, production of Class-8 trucks in North America increased 8% over 2022 reflecting increased demand driven by higher freight volumes and rates during the first half of 2023, with demand tapering during the second half of 2023 as freight volumes and rates trended downward. The outlook for 2024 is for weakening demand with production down moderately from 2023 levels driven by lower year-over-year freight volumes and rates. Medium-duty truck production in North America experienced a modest 9% year-over-year increase from 2022 to 2023. The outlook for 2024 is for a moderate decrease in production over the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America declined 32% in 2023 reflecting weak economic conditions in the region. The 2024 outlook for South America is for a moderate increase in production from 2023 as local economic conditions are expected to somewhat improve. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, increased 18% in 2023. The 2024 outlook for Asia Pacific is for a modest decrease in production from the prior year.

Off-highway markets — Our off-highway business has a large presence outside of North America, with 68% of its 2023 sales coming from products manufactured in Europe; however, a large portion of these products are utilized in vehicle production outside the region. The construction equipment segment of the off-highway market is closely related to global economic growth and infrastructure investment. The global construction equipment market continued to rebound in 2023 with production up 5% over the prior year. The outlook for 2024 is for moderately lower production levels in North America, Europe and South America, with relatively stable production levels in Asia Pacific. End-user investment in the mining equipment segment is driven by prices for commodity products produced by underground mining. The global mining equipment market has been mostly stable over the past several years as industry participants have maintained vehicle inventory levels to match commodity output, and this trend is expected to continue in 2024. The agriculture equipment market is the third of our key off-highway segments. Like the underground mining segment, investment in agriculture equipment is primarily driven by prices for commodities. Farm commodity price decreases in 2023 spurred a 2% decrease in agriculture equipment production. The outlook for 2024 is for global end-market demand to soften, reflecting a moderate decrease from the prior year.

Foreign currency — With 54% of our year-to-date 2024 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 48% of our year-to-date 2024 non-U.S. sales, while India, Brazil and China accounted for 10%, 9% and 8%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies weakened against the U.S. dollar in the first nine months of 2024, decreasing sales by $34, with the effects of a weaker Brazilian real, Chinese renminbi, Thai baht and Indian rupee, being partially offset by a stronger euro.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first nine months of 2024 of approximately $165 are 2% of our consolidated sales and our net asset exposure related to Argentina was approximately $67, including $21 of net fixed assets, at September 30, 2024. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Lower year-over-year commodity prices increased earnings during the first nine months of 2024 by $17. Material cost recovery pricing actions decreased earnings in the first nine months of 2024 by $45.

Sales, Earnings and Cash Flow Outlook

	2024 Outlook	2023	2022
Sales	$10,200 - $10,400	$10,555	$10,156
Adjusted EBITDA	$855 - $895	$845	$700
Net cash provided by operating activities	$465 - $485	$476	$649
Purchases of property, plant and equipment	~4% of sales	$501	$440
Free cash flow	$90 - $110	$(25)	$209

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

Our current 2024 sales outlook is $10,200 to $10,400, a decrease of $400 at the mid-point of the range from our prior guidance, reflecting weaker global commercial vehicle and agricultural and construction/mining equipment markets, a further reduction in electric-vehicle demand and lower customer demand associated with one of our full-frame light-truck programs. Based on our current sales and exchange rate outlook for 2024, we expect overall stability in international currencies with a modest headwind to sales primarily due to a weaker Brazilian real, Chinese renminbi, Thai baht and Indian rupee, partially offset by a stronger euro. At sales levels in our current outlook for 2024, a 5% movement on the euro would impact our annual sales by approximately $30. A 5% change on the Chinese renminbi, Indian rupee or Brazilian real rates would impact our annual sales in each of those countries by approximately $5. At our current sales outlook for 2024, we expect full year 2024 adjusted EBITDA to approximate $855 to $895, $50 lower from our prior guidance at the midpoint of the range. Adjusted EBITDA Margin is expected to be 8.5% at the midpoint of our guidance range, a 50 basis-point improvement over 2023, reflecting higher margin net new business and improving operational performance being partially offset by the benefit of the material cost recovery tailwind experienced in 2023 dissipating in 2024, as commodity prices stabilize, and increased investment to support our electrification strategy. We expect to generate free cash flow of approximately $100 at the midpoint of our guidance range, reflecting a year-over-year reduction in anticipated capital spending.

Summary Consolidated Results of Operations (Third Quarter, 2024 versus 2023)

	Three Months Ended September 30,
	2024		2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,476		$2,669		$(193)
Cost of sales	2,231	90.1%	2,433	91.2%	(202)
Gross margin	245	9.9%	236	8.8%	9
Selling, general and administrative expenses	130	5.3%	126	4.7%	4
Amortization of intangibles	3		3		—
Restructuring charges, net	24		17		7
Gain on disposal group previously held for sale	4				4
Other income (expense), net	(4)		1		(5)
Earnings before interest and income taxes	88		91		(3)
Interest income	4		5		(1)
Interest expense	40		41		(1)
Earnings before income taxes	52		55		(3)
Income tax expense	43		33		10
Equity in earnings of affiliates	2		3		(1)
Net income	11		25		(14)
Less: Noncontrolling interests net income	7		8		(1)
Less: Redeemable noncontrolling interests net loss			(2)		2
Net income attributable to the parent company	$4		$19		$(15)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	September 30,			Amount of Change Due To
	2024	2023	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$1,200	$1,240	$(40)	$(3)	$(2)	$(35)
Europe	715	829	(114)	7		(121)
South America	203	193	10	(20)		30
Asia Pacific	358	407	(49)	1		(50)
Total	$2,476	$2,669	$(193)	$(15)	$(2)	$(176)

Sales in the third quarter of 2024 were $193 lower than in 2023. Weaker international currencies decreased sales by $15, principally due to a weaker Brazilian real, partially offset by a stronger euro. The organic sales decrease of $176, or 7%, primarily resulted from declining global construction/mining and agricultural equipment markets, lower global light-truck production volumes and lower medium/heavy-truck production volumes in North America and Asia Pacific, partially offset by the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary costs adjustments, increased sales by $16.

The North America organic sales decrease of 3% was driven principally lower full-frame light-truck and medium- and heavy-duty truck production volumes, partially offset by the conversion of sales backlog and net customer pricing and cost recovery actions. Third quarter 2024 full-frame light-truck production was down 3%, Class 8 production was down 12% and Classes 5-7 was down 11% compared to 2023. Excluding currency effects, sales in Europe were down 15% compared with 2023. With our significant Off-Highway presence in the region, weaker construction/mining and agricultural equipment markets were a major factor. Organic sales in this operating segment were down 15% compared with 2023. Excluding currency effects, sales in South America were up 16% compared with 2023, reflecting improved medium- and heavy-duty truck production volumes. Excluding currency effects, sales in Asia Pacific decreased 12% compared to 2023, reflecting lower electric vehicle related product sales.

Cost of sales and gross margin — Cost of sales for the third quarter of 2024 decreased $202 when compared to 2023. Cost of sales as a percent of sales was 110 basis points lower than in the previous year. Incremental margins from higher material cost savings of $31, operational efficiencies of $21, commodity cost decreases of $13, lower premium freight costs of $7, lower warranty expense of $5, lower incentive compensation expense of $4 and lower program launch costs of $2 were partially offset by unfavorable product mix, non-material inflation of $33 and higher spending on electrification initiatives of $2. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $245 for the third quarter of 2024 increased $9 from 2023. Gross margin as a percent of sales was 9.9% in the third quarter of 2024, 110 basis points higher than in 2023. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating during the third quarter of 2024, gross margin was negatively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the third quarter of 2024 were $130 (5.3% of sales) as compared to $126 (4.7% of sales) in the third quarter of 2023. SG&A expenses were $4 higher in the third quarter of 2024 primarily due to higher salary and employee benefit costs.

Amortization of intangibles — Amortization expense was $3 in both the third quarters of 2024 and 2023. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $24 in the third quarter of 2024 and $17 in the third quarter of 2023. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Gain on disposal group previously held for sale — In February 2024, we entered into a definitive agreement to sell our European hydraulics business to HPIH S.à r.l. We classified the disposal group as held for sale in the first quarter of 2024. The transaction was not completed by the date set forth in the definitive agreement. The disposal group is no longer held for sale. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	September 30,
	2024	2023
Non-service cost components of pension and OPEB costs	$(8)	$(4)
Government assistance	1	4
Foreign exchange loss	(3)	(1)
Strategic transaction expenses	(1)	(2)
Loss on sale of property, plant and equipment		(1)
Other, net	7	5
Other income (expense), net	$(4)	$1

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in the third quarter of 2024 and 2023 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

Interest income and interest expense — Interest income was $4 in the third quarter of 2024 and $5 in the third quarter of 2023. Interest expense was $40 in the third quarter of 2024 and $41 in the third quarter of 2023, reflecting higher average outstanding borrowings in 2024 being offset by lower average interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.8% in the third quarter of 2024 and 6.1% in the third quarter of 2023.

Income tax expense — We reported income tax expense of $43 and $33 for the third quarter of 2024 and 2023, respectively. Our effective tax rates were 83% and 60% for the third quarter of 2024 and 2023, respectively. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $2 in the third quarter of 2024 and $3 in the third quarter of 2023. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were de minimis in the third quarter of 2024 and $1 in the third quarter of 2023.

Summary Consolidated Results of Operations (Year-to-Date, 2024 versus 2023)

	Nine Months Ended September 30,
	2024		2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$7,949		$8,061		$(112)
Cost of sales	7,205	90.6%	7,325	90.9%	(120)
Gross margin	744	9.4%	736	9.1%	8
Selling, general and administrative expenses	401	5.0%	410	5.1%	(9)
Amortization of intangibles	10		10		—
Restructuring charges, net	41		21		20
Loss on disposal group previously held for sale	(26)				(26)
Other income (expense), net	(4)		10		(14)
Earnings before interest and income taxes	262		305		(43)
Loss on extinguishment of debt			(1)		1
Interest income	10		14		(4)
Interest expense	118		114		4
Earnings before income taxes	154		204		(50)
Income tax expense	134		118		16
Equity in earnings of affiliates	7		6		1
Net income	27		92		(65)
Less: Noncontrolling interests net income	17		17		—
Less: Redeemable noncontrolling interests net loss	(13)		(2)		(11)
Net income attributable to the parent company	$23		$77		$(54)

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended
	September 30,			Amount of Change Due To
	2024	2023	Increase/ (Decrease)	Currency Effects	Acquisitions (Divestitures)	Organic Change
North America	$3,869	$3,689	$180	$(2)	$(4)	$186
Europe	2,430	2,696	(266)	6		(272)
South America	592	532	60	(20)		80
Asia Pacific	1,058	1,144	(86)	(18)		(68)
Total	$7,949	$8,061	$(112)	$(34)	$(4)	$(74)

Sales in 2024 were $112 lower than in 2024. Weaker international currencies decreased sales by $34, principally due to a weaker Brazilian real, Chinese renminbi, Thai baht and Indian rupee, partially offset by a stronger euro. The organic sales decrease of $74, or 1%, resulted from declining global construction/mining and agricultural equipment markets, which were partially offset by having a full nine months of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of last year and the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $68.

The North America organic sales increase of 5% was driven principally by having a full nine months of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of last year, the conversion of sales backlog and net customer pricing and cost recovery actions. Excluding currency effects, sales in Europe were down 10% compared with 2023. With our significant Off-Highway presence in the region, weaker construction/mining and agricultural equipment markets were a major factor. Organic sales in this operating segment were down 11% compared with the first nine months of 2023. Excluding currency effects, sales in South America were up 15% compared with 2023, reflecting improved medium- and heavy-duty truck production volumes. Excluding currency effects, sales in Asia Pacific decreased 6% compared to 2023, reflecting lower electric vehicle related product sales.

Cost of sales and gross margin — Cost of sales for the nine months of 2024 decreased $120, or 2%, when compared to 2023. Cost of sales as a percent of sales was 30 basis points lower than in the previous year. Incremental margins resulting from higher material cost savings of $99, operational efficiencies of $39, lower premium freight costs of $29, lower commodity costs of $17, lower program launch costs of $10, lower incentive compensation expense of $7 and lower warranty expense of $3 were partially offset by unfavorable product mix, non-material inflation of $129 and higher spending on electrification initiatives of $17. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $744 for the first nine months of 2024 increased $8 from 2023. Gross margin as a percent of sales was 9.4% in the first nine months of 2024, 30 basis points higher than in 2023. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating during the first nine months of 2024, gross margin was negatively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first nine months of 2024 were $401 (5.0% of sales) as compared to $410 (5.1% of sales) in the first nine months of 2023. SG&A expenses were $9 lower in the first nine months of 2024 due to lower incentive compensation, lower professional services and consulting costs and lower marketing expenditures.

Amortization of intangibles — Amortization expense was $10 in the first nine months of both 2024 and 2023. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $41 in the first nine months of 2024 and $21 in the first nine months of 2023. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Loss on disposal group previously held for sale — In February 2024, we entered into a definitive agreement to sell our European hydraulics business to HPIH S.à r.l. We classified the disposal group as held for sale in the first quarter of 2024. The transaction was not completed by the date set forth in the definitive agreement. The disposal group is no longer held for sale. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Nine Months Ended
	September 30,
	2024	2023
Non-service cost components of pension and OPEB costs	$(14)	$(10)
Government assistance	4	12
Foreign exchange loss	(7)
Strategic transaction expenses	(5)	(4)
Loss on sale of property, plant and equipment	(5)	(1)
Other, net	23	13
Other income (expense), net	(4)	$10

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in the first nine months of 2024 and 2023 were primarily attributable to investigating potential acquisitions and business ventures and other strategic initiatives.

Loss on extinguishment of debt — On June 9, 2023 we redeemed $200 of our April 2025 Notes. The $1 loss on extinguishment of debt is comprised of the write-off of previously deferred financing costs associated with the April 2025 Notes. See Note 11 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $10 in the first nine months of 2024 and $14 in the first nine months of 2023. Interest expense increased from $114 in the first nine months of 2023 to $118 in the first nine months of 2024, due to higher average outstanding borrowings and higher average interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.7% in the first nine months of 2024 and 5.6% in the first nine months of 2023.

Income tax expense — We reported income tax expense of $134 and $118 for the first nine months of 2024 and 2023, respectively. Our effective tax rates were 87% and 58% for the first nine months of 2024 and 2023, respectively. During the first nine months of 2024, we recorded tax expense of $11 for valuation allowances related to foreign jurisdictions and tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the first nine months of 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $7 in the first nine months of 2024 and $6 in the first nine months of 2023. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $1 in both the first nine months of 2024 and 2023.

Segment Results of Operations (2024 versus 2023)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$1,084	$75	6.9%	$3,112	$190	6.1%
Volume and mix	(71)	(27)		87	11
Performance	19	30		73	30
Currency effects	1			(9)	(2)
2024	$1,033	$78	7.6%	$3,263	$229	7.0%

Light Vehicle sales in the third quarter of 2024, exclusive of currency effects, were 5% lower than 2023 reflecting mixed global markets, partially offset by the conversion of sales backlog and the benefit of net customer pricing and cost recovery actions. Year-over-year third-quarter North America full-frame light-truck production decreased 3% while light-truck production in Europe and Asia Pacific decreased 3% and 4%, respectively. Year-over-year light-truck production in South America was up 15%. Light Vehicle sales in the first nine months of 2024, exclusive of currency effects, were 5% higher than 2023, reflecting a full nine months of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of last year, the conversion of sale backlog and the benefit of net customer pricing and cost recovery actions, partially offset by mixed global markets. Year-over-year North America full-frame light-truck production decreased 1% while light-truck production in Europe decreased 1% in this year’s first nine months. Year-over-year South America and Asia Pacific light-truck production increased 3% and 1%, respectively, in this year’s first nine months. Net customer pricing and cost recovery actions increased year-over-year sales by $19 and $73 in this year’s third quarter and first nine months, respectively.

Light Vehicle segment EBITDA increased $3 and $39 in the third quarter and first nine months of 2024, respectively, from the comparable periods of 2023. Lower sales volumes decreased year-over-year earnings by $27 (38% decremental margin) in the third quarter of 2024. Higher sales volumes provided a year-over-year earnings benefit of $11 (13% incremental margin) in the first nine months of 2024. The year-over-year performance-related earnings increase in the third quarter of 2024 was driven by net customer pricing and cost recovery actions of $19, operational efficiencies of $14, commodity cost decreases of $12, higher material cost savings of $11, lower premium freight costs of $4, lower incentive compensation expense of $2, lower program launch costs of $1 and lower warranty expense of $1. Partially offsetting these performance-related earnings increases were inflationary cost increases of $23 and higher spending on electrification initiatives of $11. The year-over-year performance-related earnings increase during the first nine months of 2024 was driven by net customer pricing and cost recovery actions of $73, higher material cost savings of $36, operational efficiencies of $34, lower premium freight costs of $14, lower program launch costs of $9, lower incentive compensation expense of $3, commodity cost decreases of $3 and lower warranty expense of $2. Offsetting these performance-related earnings increases were inflationary cost increases of $112 and higher spending on electrification initiatives of $32.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$535	$29	5.4%	$1,583	$74	4.7%
Volume and mix	(31)	(21)		(32)	(46)
Performance	6	19		12	40
Currency effects	(16)	(1)		(18)	(2)
2024	$494	$26	5.3%	$1,545	$66	4.3%

Commercial Vehicle sales in the third quarter of 2024, exclusive of currency effects, were 5% lower than 2023 reflecting generally weaker global markets partially offset by the conversion of sales backlog and net customer pricing and cost recovery actions. Year-over-year Class 8 production in North America was down 12% while Classes 5-7 was down 11% in this year’s third quarter. Year-over-year medium/heavy-truck production in Europe and Asia pacific were down 15% and 3%, respectively, while medium/heavy-truck production in South America was up 51%. Commercial Vehicle sales in the first nine months of 2024, exclusive of currency effects, were 1% lower than 2023 reflecting mixed global markets being partially offset by the conversion of sales backlog and net customer pricing and cost recovery actions. Year-over-year Class 8 production in North America was down 2% while Classes 5-7 was up 1% in this year’s first nine months. Year-over-year medium/heavy-truck production in Europe and Asia Pacific were down 12% and 1%, respectively, while medium/heavy-truck production in South America was up 41%. Net customer pricing and cost recovery actions increased year-over-year sales by $6 and $12 in this year’s third quarter and first nine months, respectively.

Commercial Vehicle segment EBITDA decreased $3 and $8 in the third quarter and first nine months of 2024, respectively, from the comparable periods of 2023. Lower sales volumes and unfavorable product mix decreased earnings by $21 (68% decremental margin) in the third quarter of 2024. Lower sales volumes and unfavorable product mix decreased earnings by $46 (144% decremental margin) in the first nine months of 2024. The year-over-year performance-related earnings increase in the third quarter of 2024 was driven by net customer pricing and cost recovery actions of $6, lower spending on electrification initiatives of $8, higher material cost savings of $6, commodity cost decreases of $3, lower incentive compensation expense of $2, lower program launch costs of $1 and lower premium freight costs of $1. Partially offsetting these performance-related earnings increases were inflationary cost increases of $5 and operational inefficiencies of $3. The year-over-year performance-related earnings increase in the first nine months of 2024 was driven by lower spending on electrification initiatives of $24, higher material cost savings of $21, net customer pricing and cost recovery actions of $12, lower premium freight costs of $10, lower incentive compensation expense of $5 and commodity cost decreases of $2. Partially offsetting these performance-related earnings increases were operational inefficiencies of $18, inflationary cost increases of $12 and higher warranty expense of $4.

Off-Highway

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$739	$110	14.9%	$2,423	$359	14.8%
Volume and mix	(106)	(25)		(239)	(68)
Divestiture	(2)			(4)
Performance	(6)	18		(22)	44
Currency effects	2			(4)	(1)
2024	$627	$103	16.4%	$2,154	$334	15.5%

Off-Highway sales in the third quarter of 2024, exclusive of currency and divestiture effects, were 15% lower than 2023 reflecting softening global markets and the impact of net customer pricing and cost recovery actions. Year-over-year global construction/mining equipment and agricultural equipment markets are softening, especially in Europe. Year-over-year third quarter construction/mining equipment and agricultural equipment production in Europe were down 12% and 24%, respectively. Off-Highway sales in the first nine months of 2024, exclusive of currency and divestiture effects, were 11% lower than 2023 reflecting softening global markets and the impact of net customer pricing and cost recovery actions. Year-over-year global construction/mining equipment and agricultural equipment markets are softening, especially in Europe. Year-over-year first nine months construction/mining equipment and agricultural equipment production in Europe were down 12% and 24%, respectively. Net customer pricing and cost recovery actions decreased year-over-year sales by $6 and $22 in this year’s third quarter and first nine months, respectively.

Off-Highway segment EBITDA decreased $7 and $25 in the third quarter and first nine months of 2024, respectively, from the comparable periods of 2023. Lower sales volumes decreased year-over-year earnings by $25 (24% decremental margin) in the third quarter of 2024. Lower sales volumes decreased year-over-year earnings by $68 (28% decremental margin) in the first nine months of 2024. The year-over-year performance-related earnings increase in the third quarter of 2024 was driven by operational efficiencies of $12, higher material cost savings of $7, lower warranty expense of $4, lower premium freight costs of $2, commodity cost decreases of $2 and lower incentive compensation expense of $1. Partially offsetting these performance-related earnings increases were net customer pricing and cost recovery actions of $6, inflationary cost increases of $3 and higher program launch costs of $1. The year-over-year performance-related earnings increase in the first nine months of 2024 was driven by higher material costs savings of $24, operational efficiencies of $22, commodity cost decreases of $12, lower premium freight costs of $6, lower warranty expense of $6 and lower incentive compensation expense of $1. Partially offsetting these performance-related earning increases were net customer pricing and cost recovery actions of $22, inflationary cost increases of $4 and higher program launch costs of $1.

Power Technologies

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2023	$311	$28	9.0%	$943	$70	7.4%
Volume and mix	16	(1)		42	(1)
Performance	(3)	(1)		5	6
Currency effects	(2)			(3)
2024	$322	$26	8.1%	$987	$75	7.6%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in the third quarter of 2024, exclusive of currency effects, were 4% higher than 2023, reflecting the conversion of sales backlog, partially offset by weaker global markets and the impact of net customer pricing actions. Year-over-year light vehicle engine production in North America and Europe were down 5% and 7%, respectively. Power Technologies sales in the first nine months of 2024, exclusive of currency effects, were 5% higher than 2023, reflecting the conversion of sales backlog and the benefit of net customer pricing actions, partially offset by weaker global markets. Year-over-year light vehicle engine production in North America and Europe were down 1% and 4%, respectively. Net customer pricing and cost recovery actions decreased year-over-year sales by $3 in this year’s third quarter and increased year-over-year sales by $5 in this year’s first nine months.

Power Technologies third-quarter segment EBITDA decreased $2 and first nine months segment EBITDA increased $5 from the comparable periods of 2023. The EBITDA benefit of higher sales volumes was offset by unfavorable product mix in both the third quarter and first nine months of 2024. The year-over-year performance-related earnings decrease in the third quarter of 2024 was driven by commodity cost increases of $4, inflationary cost increases of $4 and net customer pricing and cost recovery actions of $3. These performance-related earnings decreases were partially offset by higher material costs savings of $7, lower spending on electrification initiatives of $1, lower incentive compensation expense of $1 and lower program launch costs of $1. The year-over-year performance-related earnings increase in the first nine months of 2024 was driven by higher material cost savings of $18, net customer pricing and cost recovery actions of $5, lower program launch costs of $2, lower incentive compensation expense of $2 and lower spending on electrification initiatives of $1. These performance-related earnings increases were partially offset by operational inefficiencies of $11, inflationary cost increases of $9, higher premium freight costs of $1 and higher warranty expense of $1.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$11	$25	$27	$92
Equity in earnings of affiliates	2	3	7	6
Income tax expense	43	33	134	118
Earnings before income taxes	52	55	154	204
Depreciation and amortization	102	107	320	304
Restructuring charges, net	24	17	41	21
Interest expense, net	36	36	108	100
Loss on extinguishment of debt				1
Distressed supplier costs		14		26
Loss on disposal group previously held for sale	(4)		26
Other*	22	13	50	33
Adjusted EBITDA	$232	$242	$699	$689
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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$35	$112	$148	$198
Purchases of property, plant and equipment	(46)	(117)	(227)	(359)
Free cash flow	$(11)	$(5)	$(79)	$(161)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at September 30, 2024:

Cash and cash equivalents	$419
Less: Deposits supporting obligations	—
Available cash	419
Additional cash availability from Revolving Facility	1,130
Total liquidity	$1,549

We had availability of $1,130 at September 30, 2024 under our Revolving Facility after deducting $10 of outstanding borrowings and $10 of outstanding letters of credit.

The components of our September 30, 2024 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$308	$308
Cash and cash equivalents held at less than wholly-owned subsidiaries	8	103	111
Consolidated cash balance	$8	$411	$419

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

At September 30, 2024, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Nine Months Ended
	September 30,
	2024	2023
Cash used for changes in working capital	$(261)	$(169)
Other cash provided by operations	409	367
Net cash provided by operating activities	148	198
Net cash used in investing activities	(205)	(383)
Net cash (used in) provided by financing activities	(56)	189
Net (decrease) increase in cash, cash equivalents and restricted cash	$(113)	$4

Operating activities — Exclusive of working capital, other cash provided by operations was $409 in 2024 and $367 in 2023. The year-over-year increase is primarily attributable to higher operating earnings in 2024.

Working capital used cash of $261 and $169 in 2024 and 2023. Cash of $77 and $243 was used to finance receivables in 2024 and 2023, respectively. Cash of $42 and $116 was used to fund higher inventory levels in 2024 and 2023, respectively. Decreases in accounts payable and other net liabilities used cash of $142 in 2024 while increases in accounts payable and other net liabilities provided cash of $190 in 2023.

Investing activities — Expenditures for property, plant and equipment were $227 and $359 during 2024 and 2023. Elevated capital spending in 2023 was driven by the high volume of new program launches in that year.

Financing activities — During 2024 and 2023, we had net borrowings of $10 and net repayments of $25 on our Revolving Facility, respectively. During 2024, we paid the $25 note payable due to the former owners of SME S.p.A. During 2023, we completed the issuance of €425 of our July 2031 Notes, paying financings costs of $7. Also during 2023, we redeemed $200 of our April 2025 Notes. During 2023, we paid financing costs of $2 to amend our credit and guaranty agreement, extending the Revolving Facility maturity to March 14, 2028. We used cash of $43 for dividend payments to common stockholders during both 2024 and 2023. Distributions to noncontrolling interests totaled $17 in 2024 and $10 in 2023. Hydro-Québec made cash contributions to Dana TM4 of $18 in both 2024 and 2023. During 2024, we received $11 from Hydro-Québec, which represents deferred purchase consideration associated with their acquisition of a 45% ownership interest in SME S.p.A. from Dana.

Off-Balance Sheet Arrangements

There have been no material changes at September 30, 2024 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2023 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2023 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2023 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the nine months ended September 30, 2024. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first nine months of 2024.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — No shares of our common stock were repurchased during the third quarter of 2024.

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	October 30, 2024	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer