Form 10-K
period 2024-12-31
DANA INC
filed 2025-02-20
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2024 was $1,741,718,465.

There were 145,037,398 shares of the registrant's common stock outstanding at February 3, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on April 24, 2025 are incorporated by reference into Part III.

DANA INCORPORATED

FORM 10-K

YEAR ENDED December 31, 2024

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

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana Incorporated (Dana), with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. From axles, driveshafts, transmissions, sealing and thermal products to electrification products including motors, inverters, controllers, e-sealing, e-thermal and digital solutions, we enable the propulsion of internal combustion engine (ICE), hybrid and electric powered vehicles by supplying nearly every major vehicle manufacturer in the world. We also serve the stationary industrial market. As of December 31, 2024 we employed approximately 39,600 people and operated in 30 countries.

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

External sales by operating segment for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024		2023		2022
	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Light Vehicle	$4,224	41.1%	$4,035	38.2%	$4,090	40.3%
Commercial Vehicle	2,005	19.5%	2,092	19.8%	1,979	19.5%
Off-Highway	2,767	26.9%	3,185	30.2%	2,946	29.0%
Power Technologies	1,288	12.5%	1,243	11.8%	1,141	11.2%
Total	$10,284		$10,555		$10,156

Refer to Segment Results of Operations in Item 7 and Note 19 to our consolidated financial statements in Item 8 for further financial information about our operating segments.

Our business is diversified across end-markets, products and customers. The following table summarizes the markets, products and largest customers of each of our operating segments as of December 31, 2024:

Segment	Markets	Products	Largest Customers

Light Vehicle	Light vehicle market:	Axles	Ford Motor Company
	Light trucks (full frame)	Driveshafts	Stellantis N.V.*
	Sport utility vehicles	ICE, hybrid and e-transmissions	Toyota Motor Corporation
	Crossover utility vehicles	e-Axle systems	Tata Motors Ltd (including
	Utility vans	e-Transmission systems	Jaguar Land Rover)
	Sports cars	Inverters	Renault-Nissan-Mitsubishi
	Super sports cars	Electric motors	Alliance
		Controllers	Volkswagen AG

Commercial Vehicle	Commercial vehicle market:	Axles	PACCAR Inc
	Medium duty trucks	Driveshafts	Traton SE
	Heavy duty trucks	Hybrid and e-transmissions	AB Volvo
	Buses	e-Axle systems	Daimler Truck AB
	Specialty vehicles	e-Transmission systems	Ford Motor Company
		Inverters	CNH Industrial N.V.
Electric motors
Controllers

Off-Highway	Off-Highway market:	Axles, hub drives and driveshafts	Deere & Company
	Construction	ICE, hybrid and e-transmissions	Oshkosh Corporation
	Agricultural	e-Axle systems	AGCO Corporation
	Mining	e-Transmission systems	CNH Industrial N.V.
	Forestry	e-Hub drive systems	Manitou Group
	Material handling	Inverters	Terex Corporation
	Industrial stationary	Electric motors
	Lawn care and recreational	Controllers

Power Technologies	Light vehicle market	ICE sealing and thermal	General Motors Company
	Commercial vehicle market	e-Sealing	Ford Motor Company
	Off-Highway market	e-Thermal cooling systems	Cummins Inc.
	Industrial stationary market	Battery cooling	Stellantis N.V.
		Electronics cooling	Volkswagen AG
		Hydrogen fuel cell cooling	(including Traton SE)
		New power industrial cooling	Mercedes-Benz Group AG

* Via a directed supply relationship

Geographic Operations

We maintain administrative and operational organizations in North America, Europe, South America and Asia Pacific to support our operating segments, assist with the management of affiliate relations and facilitate financial and statutory reporting and tax compliance on a worldwide basis. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific
Canada	Belgium	Netherlands	Argentina	Australia
México	Finland	Norway	Brazil	China
United States	France	South Africa	Colombia	India
	Germany	Spain		Japan
	Hungary	Sweden		New Zealand
	Ireland	Switzerland		Singapore
	Italy	Turkey		South Korea
	Lithuania	United Kingdom		Thailand

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

Sales reported by our non-U.S. subsidiaries comprised $5,609, or 55%, of our 2024 consolidated sales of $10,284. A summary of sales and long-lived assets by geographic region can be found in Note 19 to our consolidated financial statements in Item 8.

Customer Dependence

We are largely dependent on light vehicle, medium- and heavy-duty vehicle and off-highway original equipment manufacturer (OEM) customers. Ford Motor Company (Ford) and Stellantis N.V. (Stellantis) were the only individual customers accounting for 10% or more of our consolidated sales in one or more of the past three years. As a percentage of total sales from operations, our sales to Ford were approximately 23% in 2024, 20% in 2023 and 19% in 2022. Our sales to Stellantis (via a directed supply relationship) were approximately 8% in 2024, 9% in 2023 and 11% in 2022. Volkswagen AG (including Traton SE), PACCAR, Inc and Toyota Motor Corporation were our third, fourth and fifth largest customers in 2024. Our 10 largest customers collectively accounted for approximately 58% of our sales in 2024.

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

The following table summarizes our principal competitors by operating segment as of December 31, 2024:

Segment	Principal Competitors

Light Vehicle	American Axle & Manufacturing Holdings, Inc.	Magna International Inc.
	BorgWarner Inc.	Schaeffler AG
	Hofer Powertrain GmbH	Valeo SE
	Jing-Jin Electric Technologies Co. Ltd.	ZF Friedrichshafen AG
	Linamar Corporation	Vertically integrated OEM operations

Commercial Vehicle	Allison Transmission Holdings, Inc.	Eugen Klein GmbH
	BorgWarner Inc.	Hendrickson Holdings, LLC
	Cummins Inc.	Linamar Corporation
	Danfoss A/S	Tirsan Kardan A.Ş.
	Eaton Corporation plc	ZF Friedrichshafen AG
	Ege Endüstri ve Ticaret A.S.	Vertically integrated OEM operations

Off-Highway	Bonfiglioli Riduttori S.p.A.	Kohler Co.
	Carraro S.p.A.	SEW-Eurodrive GmbH
	Comer Industries S.p.A.	Zapi S.p.A.
	Danfoss A/S	ZF Friedrichshafen AG
	Kessler+Co	Vertically integrated OEM operations

Power Technologies	Denso Corporation	Mahle GmbH
	ElringKlinger AG	Tenneco Inc.
	Freudenberg Group	Valeo SE
	Hanon Systems	YinLun Co., LTD

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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We integrate related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. Our research and development costs were $229 in 2024, $237 in 2023 and $201 in 2022. Total engineering expenses including research and development were $360 in 2024, $369 in 2023 and $321 in 2022.

As a leading global supplier in the mobility sector, the company is committed to driving innovation and enhancing the performance, efficiency, and safety of transportation solutions across all major mobility markets. Our engineering and research and development efforts focus on creating advanced technologies that meet the evolving needs of customers while addressing environmental challenges and improving driving experience. Our research and development initiatives are centered on enhancing the efficiency, performance, and safety of mobility. This includes advancements in powertrain systems, vehicle dynamics and thermal management. We continue to maintain a balanced approach to innovation by investing strategically in both internal combustion (ICE) and electric vehicle (EV) technologies. Our ICE developments focus on improving fuel efficiency, reducing emissions and ensuring compliance with global regulatory standards. Concurrently our EV investments are improving the range, performance, and sustainability of electric vehicles. Dana has also embraced the use of artificial intelligence (AI) and machine learning (ML) technologies to enhance both the research and development process and the products we develop. These technologies are integrated into our product design and testing phases to accelerate development and into our products to provide real-time optimization of performance.

Human Capital

Our talented people power a customer-centric organization that is continuously improving the performance and efficiency of vehicles and machines around the globe. The following table summarizes our employees by operating segment and geographical region as of December 31, 2024:

Segment	Employees	Region	Employees
Light Vehicle	13,200	North America	15,100
Off-Highway	10,900	Europe	10,600
Commercial Vehicle	7,400	Asia Pacific	9,600
Power Technologies	5,700	South America	4,300
Technical and administrative	2,400	Total	39,600
Total	39,600

We are “People Finding A Better Way” in everything we do, guided by our values: Value Others, Inspire Innovation, Grow Responsibly, and Win Together.  We value people by treating others with respect and putting safety, inclusion, and integrity at the heart of everything we do.

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

Compensation and Benefits – We are committed to providing all employees with quality and competitive compensation and benefit programs that focus on all aspects of wellbeing – physical, mental, and financial.  We benchmark our plans globally to ensure competitiveness and value.  We utilize standards, processes and programs to ensure competitiveness and value globally, while allowing for differences based upon region and geography.  Our programs are designed to attract and retain employees and motivate and reward performance in order to drive superior results.  Some examples include base and variable pay, health benefits, life insurance, employee assistance programs, paid time off, and retirement and savings plans.

Culture and Inclusion – Our vision is to maintain a diverse and inclusive, global organization that develops, fosters, and attracts great people whose perspectives are encouraged, heard, valued, and supported.  At Dana, we are proud to have an employee-centric organization that challenges the status quo by ensuring our business policies, processes and culture allow us to continuously build upon our diverse strengths to further grow a strong, inclusive work environment.  Dana has a network of Business Resource Groups (BRGs) to empower employees and enhance Dana’s ability to develop, retain, and attract top talent. These BRGs are executive leadership-supported, employee-led initiatives with the mission to inspire growth and innovation and foster belonging for all employees. BRGs provide employees opportunities for development, mentoring, networking, and utilizing their talents in ways that positively impact the business.  Our BRGs currently include the African American Resource Group (AARG), Connected Cultures, Dana Alumni, Dana Women’s Network (DAWN), Green Team, LGBTQ+A, Military and Veterans, and New to Dana (NTD).

Ethics and Compliance – All Dana employees are expected to follow Dana’s Standards of Business Conduct, which includes a range of subjects, from respect in the workplace and use of corporate assets to gifts and conflicts of interest, as well as protection of confidential information.  Our employee on-boarding process involves a written acknowledgement of the receipt and review of the standards.  All salaried employees globally must complete a series of online ethics and compliance training modules as part of the onboarding process, and additional ethics and compliance trainings annually thereafter on subjects such as workplace harassment, trade compliance, anti-trust, and data privacy, and complete an annual business conduct certification.  We also maintain a global Ethics and Compliance Helpline which is available in multiple languages and can be used to anonymously report concerns.

Talent Development and Training – Dana has invested in and integrated SuccessFactors, an industry-leading human resource information system, as our global system of record. This platform supports integrated performance management and learning and development. Key features include a consistent talent review and calibration process with detailed reporting capabilities. Performance review is a yearlong process including three phases: goal setting, continuous feedback, and year-end rating and calibration. This increases commitment and adaptability to aligned personal and business objectives.  Our learning resources blend subscription and custom content, offering hundreds of thousands of learning assets. Global administrators support the creation, assignment, and reporting of learning progress. Learning resources are accessible through both self-guided and assigned learning paths and are included in the talent development and performance review process. Training completion is tracked and includes automated reminders to enhance accountability and compliance, particularly for mandatory training such as cybersecurity.

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2024.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 58% of our overall sales in 2024. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

We operate in 30 countries around the world and we depend on significant foreign suppliers and customers. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. We operate in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At December 31, 2024, our net asset exposure related to Argentina was approximately $52, including $21 of net fixed assets.

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

Approximately 55% of our sales in 2024 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. Strengthening of the U.S. dollar against the euro and currencies of other countries in which we have operations could have an adverse effect on our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

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

We may not realize any or all of our estimated cost savings, which would have a negative effect on our results of operations.

On November 25, 2024, we announced cost reduction actions that include substantial reductions in selling, general and administrative costs across all the company’s businesses and engineering expenses. Any cost savings that we realize from such efforts may differ materially from our estimates, which involve risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such estimates. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in net sales, or through increases in other expenses. Our cost reduction actions are subject to numerous risks and uncertainties that may change at any time. We cannot assure you that cost reductions will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.

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

Commodity, labor, transportation and energy costs have been volatile over the past several years creating pressure on our profit margins. We continue to work with our customers to recover a portion of our material cost increases. While we have been successful in the past recovering a significant portion of such cost increases, there is no assurance that increases in commodity costs, which can be impacted by a variety of factors, including changes in trade laws and tariffs, will not adversely impact our profitability in the future. We may also experience labor shortages in certain geographies and increased competition for qualified candidates. These shortages could adversely affect our ability to meet customer demand and increase labor costs, which would reduce our profitability. Standard freight may increase due to shipping container and truck driver shortages and port congestion attributable to global supply chain disruptions resulting from regional and global pandemics and conflicts. We may also incur significant premium freight, resulting from frequent changes in customer order patterns. If we are unable to pass labor, transportation and energy cost increases on to our customer base or otherwise mitigate the costs, our profit margin could be adversely affected.

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

We acquired businesses in the past, and we may complete additional acquisitions and investments in the future that complement or expand our businesses. The success of this strategy will depend on our ability to successfully complete these transactions or arrangements, to integrate the businesses acquired in these transactions and to develop satisfactory working arrangements with our strategic partners in the joint ventures. We could encounter unexpected difficulties in completing these transactions and integrating the acquisitions with our existing operations. We also may not realize the degree or timing of benefits anticipated when we entered into a transaction.

Several of our joint ventures operate pursuant to established agreements and, as such, we do not unilaterally control the joint venture. There is a risk that the partners’ objectives for the joint venture may not be aligned with ours, leading to potential differences over management of the joint venture that could adversely impact its financial performance and consequent contribution to our earnings. Additionally, inability on the part of our partners to satisfy their contractual obligations under the agreements could adversely impact our results of operations and financial position. Certain of our joint venture partners have the ability to put their ownership interests to Dana at fair value. If a joint venture partner were to put its ownership interest to Dana, it could cause Dana to outlay significant amounts of cash to purchase the joint venture partner's ownership interest in addition to increased future cash outlays required to fund 100% of the operations on a go-forward basis, reducing available funds for other strategic initiatives and capital investments. (See Note 8 to our consolidated financial statements in Item 8 for additional information on redeemable noncontrolling interests.)

We may fail to consummate or realize the value of dispositions and other strategic initiatives and such transactions and initiatives may be disruptive to our operations and adversely impact our results.

We announced on November 25, 2024 strategic initiatives that included initiating the sale process for our Off-Highway business, however, there can be no assurance that the sale process for our Off-Highway business will result in a transaction. Factors that could cause this event not to occur include, but are not limited to, a failure to obtain necessary regulatory approvals, a deterioration in the Dana’s business or prospects, adverse developments in key markets, adverse developments in the U.S. or global capital markets, credit markets or economies generally or a failure to execute a sale of the Off-Highway business on acceptable terms. Moreover, any sale and separation process, including complex carve-out and transition activities, may be time consuming and disruptive to Dana’s business operations, could divert the attention of management and the Board from Dana’s business, could impair Dana’s ability to attract, retain and motivate key employees, could impact
Dana’s relationships with suppliers and/or customers, could negatively affect Dana’s credit ratings and ability raise future capital and could expose Dana to potential litigation in connection with the sale process and the standalone business. If we are unable to effectively manage these risks, our results may be adversely affected.

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

We contribute to certain multi-employer defined benefit pension plans for certain of our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2024. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 11 to our consolidated financial statements in Item 8 for additional information on multi-employer pension plans.)

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

Regulatory provisions governing the financial reporting of U.S. public companies require that we maintain effective disclosure controls and internal controls over financial reporting across our operations in 30 countries. Effective internal controls are designed to provide reasonable assurance of compliance, and, as such, they can be susceptible to human error, circumvention or override, and fraud. Failure to maintain adequate, effective internal controls could result in potential financial misstatements or other forms of noncompliance that have an adverse impact on our results of operations, financial condition or organizational reputation.

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

At December 31, 2024, Dana had consolidated debt obligations of $2,630, with cash and cash equivalents of $494 and unused revolving credit capacity of $1,140. Our ability to grow the business and satisfy debt service obligations is dependent, in part, on our ability to gain access to capital at competitive costs. External factors beyond our control can adversely affect capital markets – either tightening availability of capital or increasing the cost of available capital. Failure on our part to maintain adequate financial performance and appropriate credit metrics can also affect our ability to access capital at competitive prices.

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

Item 2. Properties

	Light Vehicle	Commercial Vehicle	Off-Highway	Power Technologies	Total
Manufacturing and assembly plants	29	19	19	16	83

As of December 31, 2024, we had eighty-three major manufacturing and assembly plants. In addition, we had nine aftermarket sales and services facilities supporting our mobility customers and twenty-one service and assembly facilities supporting our stationary equipment customers.

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

Item 3. Legal Proceedings

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Note 14 to our consolidated financial statements in Item 8.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information — Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "DAN."

Holders of common stock — Based on reports by our transfer agent, there were approximately 2,292 registered holders of our common stock on February 3, 2025.

Reference is made to the Equity Compensation Plan Information section of Item 12 for certain information regarding our equity compensation plans.

Stockholder return — The following graph shows the cumulative total shareholder return for our common stock since December 31, 2019. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on December 31, 2019. Each of the returns shown assumes that all dividends paid were reinvested.

Performance chart

Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Dana Incorporated	$100.00	$108.30	$128.71	$87.44	$86.81	$70.51
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Dow Jones US Auto Parts Index	100.00	117.51	142.18	104.59	104.54	80.91

Issuer's purchases of equity securities — No shares of our common stock were repurchased under the program during 2024.

Trading arrangements — During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading agreement.

Annual meeting — We will hold an annual meeting of shareholders on April 24, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Discussion and analysis of our results of operations pertaining to 2023 compared to 2022 not included in this Form 10-K can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four business units – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2024, 48% of our sales came from North American operations and 52% from operations throughout the rest of the world. Our sales by operating segment were Light Vehicle – 41%, Commercial Vehicle – 19%, Off-Highway – 27% and Power Technologies – 13%.

Operational and Strategic Initiatives

Our strategy builds on our strong technology foundation and leverages our resources across the organization while driving a customer-centric focus, expanding our global markets, and delivering innovative solutions for the mobility markets we serve.

Central to our strategy is leveraging our core operations. This foundational element enables us to infuse strong operational disciplines throughout the strategy, making it practical, actionable, and effective. We are achieving improved profitability by actively improving our cost structure and gaining efficiencies across all of our operations and functions.

Our customers remain at the center of our value system. These relationships are strengthened as we are physically located where we need to be in order to provide unparalleled service. We prioritize our customers’ needs as we engineer solutions that differentiate their products while making it easier to do business by streamlining our commercial organization. Our customer-centric focus has uniquely positioned us to win more than our fair share of new business and capitalize on future customer outsourcing initiatives.

Dana has embarked on a strategic plan to focus on core on-highway markets and accelerate value creation by improving its cost structure, increasing its efficiency, and creating a more focused and nimble Dana through the planned divestiture of our Off-Highway business.

Capital Structure Initiatives

In addition to investing in our business, we plan to prioritize a balanced allocation of capital while maintaining a strong balance sheet.

Shareholder return initiatives — When evaluating capital structure initiatives, we balance our growth opportunities with maintaining a strong balance sheet and returning capital to shareholders via dividends and share repurchases. Except for three quarters in 2020, when we temporarily suspended dividends to common shareholders in response to the global COVID pandemic, we have paid quarterly dividends to our common shareholders since the first quarter of 2012. We also utilize share repurchases to provide returns to our shareholders. We repurchased $25 common shares in 2022.

Financing initiatives — Our current portfolio of unsecured senior notes is structured such that no more than $440 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. In addition, during 2023 we extended the maturity of our $1,150 revolving credit facility to March 2028. See Note 12 to our consolidated financial statements in Item 8 for additional information.

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

Segments

Through December 2024, we managed our operations globally through four operating segments. Our Light Vehicle and Power Technologies segments primarily support light vehicle original equipment manufacturers (OEMs) with products for light trucks, SUVs, CUVs, vans and passenger cars. Our Commercial Vehicle segment supports the OEMs of on-highway commercial vehicles (primarily trucks and buses), while our Off-Highway segment supports OEMs of off-highway vehicles (primarily wheeled vehicles used in construction, mining and agricultural applications).

In the first quarter of 2025, our Power Technologies segment will be integrated into our Light Vehicle and Commercial Vehicle segments, streamlining the business, enhancing our go-to-market approach and serving our customers more efficiently. The OEM-facing business will be integrated into our Light Vehicle segment while the aftermarket business will be integrated into our Commercial Vehicle segment.

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

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. During 2024, light-truck markets showed marginal improvement across all regions except Europe, which was down slightly from 2023. The outlook for 2025 reflects global light-truck production being relatively stable across all regions in comparison with the prior year.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2024, production of Class-8 trucks in North America decreased 3% from 2023 reflecting lower demand driven by lower freight volumes and rates. Medium-duty truck production in North America experienced a modest 4% year-over-year increase from 2023. The outlook for 2025 is for a moderate decrease in production from the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America increased 41% over 2023, reflecting improved economic conditions in the region. The 2025 outlook for South America reflects a modest decrease in production from the prior year. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, decreased 5% in 2024. The 2025 outlook for Asia Pacific is for a modest increase in production from the prior year.

Off-highway markets — Our off-highway business has a large presence outside of North America, with 65% of its 2024 sales coming from products manufactured in Europe; however, a large portion of these products are utilized in vehicle production outside the region. The construction equipment segment of the off-highway market is closely related to global economic growth and infrastructure investment. The global construction equipment market softened in 2024 with production declining 5% from 2023. The outlook for 2025 is for continued market weakness, with moderate production declines in North America and Europe and relative stability in Asia Pacific compared to the prior year. End-user investment in the mining equipment segment is driven by prices for commodity products produced by underground mining. The global mining equipment market has been mostly stable over the past several years as industry participants have maintained vehicle inventory levels to match commodity output. The outlook for 2025 is for a modest decline in global production from the prior year. The agriculture equipment market is the third of our key off-highway segments. Like the underground mining segment, investment in agriculture equipment is primarily driven by prices for farm commodities. Farm commodity price decreases in 2024 spurred a 8% decrease in agriculture equipment production. The outlook for 2025 is for a moderate decrease in global end-market demand relative to the prior year.

Foreign currency — With 55% of our 2024 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and India accounted for 47% and 10% of our 2024 non-U.S. sales, respectively, while Brazil and China accounted for 9% and 8%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies weakened against the U.S. dollar in 2024, decreasing 2024 sales by $49. A weaker Brazilian real, Chinese renminbi and Indian rupee, were partially offset by a stronger euro.

Argentina has experienced significant inflationary pressures the past several years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for 2024 of approximately $227 are 2% of our consolidated sales and our net asset exposure related to Argentina was approximately $52, including $21 of net fixed assets, at December 31, 2024. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates. Reference is made to Note 1 of our consolidated financial statements in Item 8 for additional information.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Lower commodity prices increased year-over-year earnings by $13 in 2024. Material recovery pricing actions decreased year-over-year earnings by $53 in 2024.

Sales, Earnings and Cash Flow Outlook

	2025
	Outlook	2024	2023	2022
Sales	$9,525 - $10,025	$10,284	$10,555	$10,156
Adjusted EBITDA	$925 - $1,025	$885	$845	$700
Net cash provided by operating activities	$500 - $600	$450	$476	$649
Purchases of property, plant and equipment	~3% of sales	$380	$501	$440
Free Cash Flow	$175 - $275	$70	$(25)	$209

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

On November 25, 2024, we announced that we are pursuing a sale of our Off-Highway business. While the sale process continues to advance, there can be no assurance that it will result in a transaction. Our 2025 outlook includes a full twelve months of operations for our Off-Highway business.

Our 2025 sales outlook is $9,525 to $10,025, reflecting declining global market demand and currency headwinds, partially offset by $150 of net new business backlog. Based on our current sales and exchange rate outlook for 2025, we expect international currencies to be a modest headwind to sales primarily due to a weaker euro. At sales levels in our current outlook for 2025, a 5% movement on the euro would impact our annual sales by approximately $120. A 5% change on the Chinese renminbi, Indian rupee or Brazilian real rates would impact our annual sales in each of those countries by approximately $25. At our current sales outlook for 2025, we expect full year 2025 adjusted EBITDA to approximate $925 to $1,025. Adjusted EBITDA margin is expected to be 10.0% at the midpoint of our guidance range, a 140 basis-point improvement over 2024, reflecting the impact of significant cost savings actions and improved operational performance, partially offset by the impact of lower end-market demand and net material cost recoveries. With commodity costs continuing to abate during 2025, Adjusted EBITDA margin will be negatively impacted by net material cost recoveries on both a dollar and percentage basis. We expect to generate free cash flow of $225 at the midpoint of our guidance range reflecting the benefit of higher year-over-year adjusted EBITDA, lower capital spending and improved working capital efficiency.

Among our operational and strategic initiatives is continued focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business awarded that will be launching over the next three years, adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At December 31, 2024, our sales backlog of net new business for the 2025 through 2027 period was $650. We expect to realize $150 of our sales backlog in 2025, with incremental sales backlog of $300 and $200 being realized in 2026 and 2027, respectively. Our sales backlog is primarily attributable to our on-highway end markets.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2024 versus 2023)

	2024		2023
		% of		% of	Increase/
	Dollars	Net Sales	Dollars	Net Sales	(Decrease)
Net sales	$10,284		$10,555		$(271)
Cost of sales	9,408	91.5%	9,655	91.5%	(247)
Gross margin	876	8.5%	900	8.5%	(24)
Selling, general and administrative expenses	524	5.1%	549	5.2%	(25)
Amortization of intangibles	13		13		—
Restructuring charges, net	76		25		51
Loss on disposal group previously held for sale	(26)				(26)
Other income (expense), net	(11)		3		(14)
Earnings before interest and income taxes	226		316		(90)
Loss on extinguishment of debt	—		(1)		1
Interest income	15		17		(2)
Interest expense	161		154		7
Earnings before income taxes	80		178		(98)
Income tax expense	139		121		18
Equity in earnings (loss) of affiliates	10		(9)		19
Net income (loss)	(49)		48		(97)
Less: Noncontrolling interests net income	21		22		(1)
Less: Redeemable noncontrolling interests net loss	(13)		(12)		(1)
Net income (loss) attributable to the parent company	$(57)		$38		$(95)

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency		Organic
	2024	2023	(Decrease)	Effects	Divestiture	Change
North America	$4,970	$4,752	$218	$(4)	$(5)	$227
Europe	3,146	3,550	(404)	11		(415)
South America	779	731	48	(40)		88
Asia Pacific	1,389	1,522	(133)	(16)		(117)
Total	$10,284	$10,555	$(271)	$(49)	$(5)	$(217)

Sales in 2024 were $271 lower than in 2023. Weaker international currencies decreased sales by $49, principally due to a weaker Brazilian real, Chinese renminbi and Indian rupee, partially offset by a stronger euro. The organic sales decrease of $217, or 2%, resulted from declining global construction/mining and agricultural equipment markets, which were partially offset by having a full year of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of last year and the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $94.

The North America organic sales increase of 5% was driven principally by having a full year of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of last year, the conversion of sales backlog and net customer pricing and cost recovery actions. Excluding currency effects, sales in Europe were down 12% compared with 2023. With our significant Off-Highway presence in the region, weaker construction/mining and agricultural equipment markets were a major factor. Organic sales in this operating segment were down 13% compared with 2023. Excluding currency effects, sales in South America were up 12% compared with 2023, reflecting improved medium- and heavy-duty truck production volumes. Excluding currency effects, sales in Asia Pacific decreased 8% compared to 2023, reflecting lower electric vehicle related product sales.

Cost of sales and gross margin — Cost of sales for 2024 decreased $247, or 3%, when compared to 2023. Cost of sales as a percent of sales was flat with the previous year. Incremental margins resulting from higher material cost savings of $132, operational efficiencies of $72, lower premium freight costs of $32, lower incentive compensation expense of $16, lower commodity costs of $13, lower program launch costs of $9 and lower spending on electrification initiatives of $5 were offset by unfavorable product mix, non-material inflation of $165 and higher warranty expense of $5. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $876 for 2024 decreased $24 from 2023. Gross margin as a percent of sales was 8.5% in both 2024 and 2023. The gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating during 2024, gross margin was negatively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2024 were $524 (5.1% of sales) as compared to $549 (5.2% of sales) in 2023. SG&A expenses were $25 lower in 2024 due to lower incentive compensation and lower professional services and consulting costs, partially offset by increased information technology expenses.

Amortization of intangibles — Amortization expense was $13 in both 2024 and 2023. See Note 2 of our consolidated financial statements in Item 8 for additional information.

Restructuring charges, net — Net restructuring charges were $76 in 2024 and $25 in 2023. See Note 3 of our consolidated financial statements in Item 8 for additional information.

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

Other income (expense), net — The following table shows the major components of other income (expense), net.

	2024	2023
Non-service cost components of pension and OPEB costs	$(18)	$(13)
Government assistance	11	16
Foreign exchange gain (loss)	(11)	(13)
Strategic transaction expenses	(9)	(5)
Loss on sale of property, plant and equipment	(6)	(1)
Other, net	22	19
Other income (expense), net	$(11)	$3

We continue to account for Argentina as a highly inflationary economy and remeasure the financial statements of our Argentine subsidiaries as if their functional currency was the U.S. dollar. The foreign exchange loss in 2023 was primarily due to the Argentine government significantly devaluing the Argentine peso during the fourth quarter of 2023. Continued devaluation of the Argentine peso was the primary driver of the foreign exchange loss in 2024. Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in 2024 and 2023 were primarily attributable to investigating potential acquisitions and business ventures, divestitures and other strategic initiatives.

Loss on extinguishment of debt — On June 9, 2023 we redeemed $200 of our April 2025 Notes. The $1 loss on extinguishment of debt is comprised of the write-off of previously deferred financing costs associated with the April 2025 Notes. See Note 12 of our consolidated financial statements in Item 8 for additional information.

Interest income and interest expense — Interest income was $15 in 2024 and $17 in 2023. Interest expense increased from $154 in 2023 to $161 in 2024, due to higher average outstanding borrowings and higher average interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.9% in 2024 and 5.6% in 2023.

Income tax expense — Income tax expense was $139 in 2024 and $121 in 2023. During 2024, we recorded tax expense of $22 for valuation allowances related to foreign jurisdictions and tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During 2023, we recorded tax expense of $19 for income tax reserves associated with prior tax years in foreign jurisdictions. In addition, we recorded net benefit of $55 on the intercompany sale of intangible assets to the U.S. See Note 16 to our consolidated financial statements in Item 8 for additional information.

Equity in earnings of affiliates — Net earnings (loss) from equity investments was earnings of $10 in 2024 and a loss of $9 in 2023. Net earnings (loss) from Dongfeng Dana Axle Co., Ltd. (DDAC) were earnings of $3 in 2024 and a loss of $16 in 2023. DDAC’s 2023 results were negatively impacted by valuation allowances being recorded against certain deferred tax assets.

Segment Results of Operations (2024 versus 2023)

Light Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2023	$4,035	$212	5.3%
Volume and mix	105	16
Performance	90	88
Currency effects	(6)	(2)
2024	$4,224	$314	7.4%

Light Vehicle sales in 2024, exclusive of currency effects, were 5% higher than 2023, reflecting a full year of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of 2023, the conversion of sale backlog and the benefit of net customer pricing and cost recovery actions, partially offset by mixed global markets. Year-over-year North America full-frame light-truck production increased 1% while light-truck production in Europe decreased 2%. Year-over-year South America and Asia Pacific light-truck production increased 7% and 1%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $90.

Light Vehicle segment EBITDA increased by $102 in 2024. Higher sales volumes provided a year-over-year earnings benefit of $16 (15% incremental margin). The year-over-year performance-related earnings increase was driven by net customer pricing and cost recovery actions of $90, operational efficiencies of $62, higher material cost savings of $50, lower premium freight costs of $16, lower program launch costs of $10, lower incentive compensation expense of $8 and commodity cost decreases of $2. Offsetting these performance-related earnings increases were inflationary cost increases of $134 and higher spending on electrification initiatives of $16.

Commercial Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2023	$2,092	$87	4.2%
Volume and mix	(61)	(53)
Performance	8	36
Currency effects	(34)	(3)
2024	$2,005	$67	3.3%

Commercial Vehicle sales in 2024, exclusive of currency effects, were 3% lower than 2023 reflecting mixed global markets being partially offset by the conversion of sales backlog and net customer pricing and cost recovery actions. Year-over-year Class 8 production in North America was down 3% while Classes 5-7 were up 4%. Year-over-year medium/heavy-truck production in Europe and Asia Pacific were down 23% and 5%, respectively, while medium/heavy-truck production in South America was up 41%. Net customer pricing and cost recovery actions increased year-over-year sales by $8.

Commercial Vehicle segment EBITDA decreased $20 in 2024. Lower sales volumes and unfavorable product mix decreased earnings by $53 (87% decremental margin). The year-over-year performance-related earnings increase was driven by higher material cost savings of $27, lower spending on electrification initiatives of $24, lower premium freight costs of $9, net customer pricing and cost recovery actions of $8, lower incentive compensation expense of $8 and commodity cost decreases of $2. Partially offsetting these performance-related earnings increases were inflationary cost increases of $19, operational inefficiencies of $16, higher warranty expense of $6 and higher program launch costs of $1.

Off-Highway

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2023	$3,185	$465	14.6%
Volume and mix	(387)	(110)
Divestiture	(5)
Performance	(22)	65
Currency effects	(4)	(1)
2024	$2,767	$419	15.1%

Off-Highway sales in 2024, exclusive of currency and divestiture effects, were 13% lower than 2023 reflecting softening global markets and the impact of net customer pricing and cost recovery actions. Year-over-year global construction/mining equipment and agricultural equipment markets are softening, especially in Europe. Year-over-year construction/mining equipment and agricultural equipment production in Europe were down 12% and 24%, respectively. Net customer pricing and cost recovery actions decreased year-over-year sales by $22.

Off-Highway segment EBITDA decreased $46 in 2024. Lower sales volumes decreased year-over-year earnings by $110 (28% decremental margin). The year-over-year performance-related earnings increase was driven by operational efficiencies of $41, higher material costs savings of $33, commodity cost decreases of $13, lower premium freight costs of $6, lower incentive compensation of $5 and lower warranty expense of $2. Partially offsetting these performance-related earning increases were net customer pricing and cost recovery actions of $22, inflationary cost increases of $11 and higher program launch costs of $2.

Power Technologies

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2023	$1,243	$89	7.2%
Volume and mix	32	(12)
Performance	18	15
Currency effects	(5)
2024	$1,288	$92	7.1%

Power Technologies primarily serves the light-vehicle market but also sells product to the medium/heavy-truck and off-highway markets. Power Technologies sales in 2024, exclusive of currency effects, were 4% higher than 2023, reflecting the conversion of sales backlog and the benefit of net customer pricing actions, partially offset by weaker global markets. Year-over-year light vehicle engine production in North America and Europe were down 1% and 5%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $18.

Power Technologies segment EBITDA increased by $3 in 2024. The EBITDA benefit of higher sales volumes was offset by unfavorable product mix in 2024. The year-over-year performance-related earnings increase was driven by higher material cost savings of $22, net customer pricing and cost recovery actions of $18, lower incentive compensation expense of $5, lower program launch costs of $2, lower spending on electrification initiatives of $2 and lower premium freight costs of $1. These performance-related earnings increases were partially offset by operational inefficiencies of $18, inflationary cost increases of $12, commodity cost increases of $4 and higher warranty expense of $1.

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

The following table provides a reconciliation of net income (loss) to adjusted EBITDA.

	2024	2023
Net income (loss)	$(49)	$48
Equity in earnings (loss) of affiliates	10	(9)
Income tax expense	139	121
Earnings before income taxes	80	178
Depreciation and amortization	422	416
Restructuring charges, net	76	25
Interest expense, net	146	137
Loss on extinguishment of debt		1
Supplier capacity charge	46
Distressed supplier costs		44
Loss on disposal group previously held for sale	26
Other*	89	44
Adjusted EBITDA	$885	$845

*

Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses and other items. See Note 19 of our consolidated financial statements in Item 8 for additional details.

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

The following table reconciles net cash flows provided by operating activities to free cash flow.

	2024	2023
Net cash provided by operating activities	$450	$476
Purchases of property, plant and equipment	(380)	(501)
Free cash flow	$70	$(25)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at December 31, 2024:

Cash and cash equivalents	$494
Additional cash availability from Revolving Facility	1,140
Total liquidity	$1,634

We had availability of $1,140 at December 31, 2024 under our Revolving Facility after deducting $10 of outstanding letters of credit.

The components of our December 31, 2024 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$385	$385
Cash and cash equivalents held at less than wholly-owned subsidiaries	5	104	109
Consolidated cash balance	$5	$489	$494

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

At December 31, 2024, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

In November 2024, we announced we are exploring the divestiture of our Off-Highway business. We expect that a portion of any cash proceeds received from a sale transaction would be used to repay or redeem a portion of our outstanding indebtedness.

Cash Flow

	2024	2023
Cash provided by changes in working capital	$27	$70
Other cash provided by operations	423	406
Net cash provided by operating activities	450	476
Net cash used in investing activities	(352)	(528)
Net cash provided by (used in) financing activities	(90)	160
Net increase in cash, cash equivalents and restricted cash	$8	$108

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by operations was $423 in 2024 and $406 in 2023. The year-over-year increase is primarily attributable to the impact of higher year-over-year operating earnings and lower year-over-year cash payments made to a distressed supplier, partially offset by higher year-over-year cash paid for interest, income taxes and restructuring activities.

Working capital provided cash of $27 in 2024 and $70 in 2023. Cash of $94 and $12 was provided by receivables in 2024 and 2023, respectively. Cash of $55 was provided by lower inventory levels in 2024 while cash of $42 was used to fund higher inventory levels during 2023. Decreases in accounts payable and other net liabilities used cash of $122 in 2024 while increases in accounts payable and other net liabilities provided cash of $100 in 2023.

Investing activities — Expenditures for property plant and equipment were $380 and $501 in 2024 and 2023. Elevated capital spending in 2023 was driven by the high volume of new program launches in that year.

Financing activities — During 2023, we made net repayments of $25 on our Revolving Facility. During 2023, we completed the issuance of €425 of our July 2031 Notes, paying financings costs of $7. Also during 2023, we redeemed $200 of our April 2025 Notes. During 2023, we paid financing costs of $2 to amend our credit and guaranty agreement, extending the Revolving Facility maturity to March 14, 2028. We used cash of $58 in both 2024 and 2023 for dividend payments to common stockholders. Distributions to noncontrolling interests totaled $20 in 2024 and $10 in 2023. Hydro-Québec made cash contributions to Dana TM4 of $18 in 2024 and $22 in 2023. During 2024, we received $11 from Hydro-Québec, which represents deferred purchase consideration associated with their acquisition of a 45% ownership interest in SME S.p.A. from Dana.

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

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2024.

		Payments Due by Period
Contractual Cash Obligations	Total	2025	2026 - 2027	2028 - 2029	After 2029
Long-term debt(1)	$2,529	$200	$401	$737	$1,191
Interest payments(2)	688	131	251	175	131
Operating leases(3)	426	64	106	74	182
Financing leases(4)	120	20	38	25	37
Unconditional purchase obligations(5)	458	279	118	22	39
Pension contribution(6)	22	22
Retiree health care benefits(7)	39	4	8	8	19
Uncertain income tax positions(8)	—
Total contractual cash obligations	$4,282	$720	$922	$1,041	$1,599

______________________________________________________

Notes:

(1)	Principal payments on long-term debt.
(2)	Interest payments are based on long-term debt in place at December 31, 2024 and the interest rates applicable to such obligations.
(3)	Operating lease obligations, including interest, related to real estate, manufacturing and material handling equipment, vehicles and other assets.
(4)

Finance lease obligations, including interest, related to real estate and manufacturing and material handling equipment.  Excluded from this table are $52 of undiscounted minimum lease payments for leases that have not yet commenced.  See Note 6 of our consolidated financial statements in Item 8 for additional discussion.

(5)	Unconditional purchase obligations are comprised of commitments for the procurement of fixed assets, the purchase of raw materials and the fulfillment of other contractual obligations.
(6)

This amount represents estimated 2025 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2025 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(7)

This amount represents estimated payments under our retiree health care programs. Obligations under the retiree health care programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made in the future consider recent payment trends and certain of our actuarial assumptions.

(8)

We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2024 of $112. See Note 16 of our consolidated financial statements in Item 8 for additional discussion.

Contingencies

For a summary of litigation and other contingencies, see Note 14 of our consolidated financial statements in Item 8. Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued that may result from these contingencies will have a material adverse effect on our liquidity, financial condition or results of operations.

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

In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. We are regularly under audit by the various applicable tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provisions include amounts sufficient to pay assessments, if any, upon final determination by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. See additional discussion of our deferred tax assets and liabilities in Note 16 of our consolidated financial statements in Item 8.

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

U.S. retirement plans — Our U.S. defined benefit pension plans comprise 63% of our consolidated defined benefit pension obligations at December 31, 2024. These plans are frozen and no service-related costs are being incurred. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets.

Rising discount rates decrease the present value of future pension obligations – a 25 basis point increase in the discount rate would decrease our U.S. pension liability by about $10. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of a 6.00% expected return in 2025 is appropriate for our U.S. pension plans. See Note 11 to our consolidated financial statements in Item 8 for information about the investing and allocation objectives related to our U.S. pension plan assets.

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

At December 31, 2024, we have $135 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Based on the current funded status of our U.S. plans, we expect to make contributions of $5 during 2025.

See Note 11 of our consolidated financial statements in Item 8 for additional discussion of our pension and OPEB obligations.

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

Redeemable noncontrolling interests —  Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values. Redeemable noncontrolling interest adjustments of redemption value are recorded in retained earnings. We estimate the fair value of the redemption value using an income based approach based on discounted cash flow projections.  In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rate, capital expenditures and terminal growth rate. See additional discussion of redeemable noncontrolling interests in Note 8 of our consolidated financial statements in Item 8.

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

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of the goodwill and other indefinite-lived intangible assets as of October 31, 2024 were reasonable.

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

Investments in affiliates — We had aggregate investments in affiliates of $126 at December 31, 2024 and $123 at December 31, 2023. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. Fair value is generally determined using the discounted cash flows (an income approach) or guideline public company (a market approach) methods.

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

Changes in the fair value of derivative instruments not treated as cash flow hedges are recognized in earnings in the period in which those changes occur. Changes in the fair value of derivative instruments associated with product-related transactions are recorded in cost of sales, while those associated with non-product transactions are recorded in other income (expense), net. See Note 13 of our consolidated financial statements in Item 8.

The following table summarizes the sensitivity of the fair value of our derivative instruments, including forward contracts and currency swaps, at December 31, 2024 to a 10% change in foreign exchange rates.

	10% Increase	10% Decrease
	in Rates	in Rates
	Gain (Loss)	Gain (Loss)
Foreign currency rate sensitivity:
Currency swaps	$(60)	$60
Forward contracts	$(54)	$62

At December 31, 2024, of the $2,282 total notional amount of foreign currency derivatives, approximately 42% represents the aggregate of fixed-to-fixed cross-currency interest rate swaps while the remaining 58% primarily represents forward contracts associated with our forecasted foreign currency-denominated sales, purchase transactions and hedges of inter-company loans that are not deemed to be permanent in nature.

To manage our global liquidity objectives, we periodically execute intercompany loans, some of which are foreign currency-denominated. With respect to such intercompany loans, the total notional amount outstanding at December 31, 2024 is approximately $1,070. Depending on the specific objective of each intercompany loan arrangement, certain intercompany loans may be hedged while others remain unhedged for strategic reasons. The decision to hedge the loan, to designate the loan itself as a hedge or not to hedge the loan is dependent on management's underlying strategy. Of the approximately $1,070 of foreign currency-denominated intercompany loans outstanding at December 31, 2024, $288, or 27%, has been hedged by one of our fixed-to-fixed cross-currency swaps whereby we have protected the income statement from exchange rate risk. Of the remaining 73% of such outstanding intercompany loans, $386 has been hedged by foreign currency forwards and the remaining balances have not been hedged.

To align our cash requirements with availability by currency, we also periodically issue external debt that is denominated in a currency other than the functional currency of the issuing entity. As of December 31, 2024, we had $200 of external U.S. dollar debt, issued by a euro-functional entity, all of which has been hedged by our fixed-to-fixed cross-currency interest rate swaps. Such swaps are treated as cash flow hedges whereby the changes in fair value are recorded in OCI to the extent the hedges remain effective.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dana Incorporated and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2024 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Fair Value of Redeemable Noncontrolling Interests

As described in Note 8 to the consolidated financial statements, Hydro-Québec owns a 45% redeemable noncontrolling interest in Dana TM4 Inc., Dana TM4 Electric Holdings BV, and Dana TM4 USA, LLC. The terms of the joint venture agreement provide Hydro-Québec with the right to put all, and not less than all, of its ownership interests in Dana TM4 Inc., Dana TM4 Electric Holdings BV, and Dana TM4 USA, LLC to the Company at fair value. Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the redeemable noncontrolling interest balances adjusted for comprehensive income (loss) items and distributions or the redemption values.  Management estimates the fair value of the redemption value using an income based approach based on discounted cash flow projections. In determining the fair value using discounted cash flow projections, management makes significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected EBITDA, discount rate, capital expenditures and terminal growth rate. The fair value of the redeemable noncontrolling interests was $189 million as of December 31, 2024.

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
February 20, 2025

We have served as the Company’s auditor since 1916.

Dana Incorporated

Consolidated Statement of Operations

(In millions, except per share amounts)

	2024	2023	2022
Net sales	$10,284	$10,555	$10,156
Costs and expenses
Cost of sales	9,408	9,655	9,393
Selling, general and administrative expenses	524	549	495
Amortization of intangibles	13	13	14
Restructuring charges, net	76	25	(1)
Loss on disposal group previously held for sale	(26)
Impairment of goodwill			(191)
Other income (expense), net	(11)	3	22
Earnings before interest and income taxes	226	316	86
Loss on extinguishment of debt		(1)
Interest income	15	17	11
Interest expense	161	154	128
Earnings (loss) before income taxes	80	178	(31)
Income tax expense	139	121	284
Equity in earnings (loss) of affiliates	10	(9)	4
Net income (loss)	(49)	48	(311)
Less: Noncontrolling interests net income	21	22	15
Less: Redeemable noncontrolling interests net loss	(13)	(12)	(84)
Net income (loss) attributable to the parent company	$(57)	$38	$(242)

Net income (loss) per share available to common stockholders
Basic	$(0.39)	$0.26	$(1.69)
Diluted	$(0.39)	$0.26	$(1.69)

Weighted-average common shares outstanding
Basic	145.2	144.4	143.6
Diluted	145.2	144.6	143.6

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income

(In millions)

	2024	2023	2022
Net income (loss)	$(49)	$48	$(311)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(117)	30	(102)
Hedging gains and losses	(49)	(1)	17
Defined benefit plans	8	(16)	53
Other comprehensive income (loss)	(158)	13	(32)
Total comprehensive income (loss)	(207)	61	(343)
Less: Comprehensive income attributable to noncontrolling interests	(18)	(22)	(10)
Less: Comprehensive loss attributable to redeemable noncontrolling interests	16	10	95
Comprehensive income (loss) attributable to the parent company	$(209)	$49	$(258)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet

(In millions, except share and per share amounts)

	2024	2023
Assets
Current assets
Cash and cash equivalents	$494	$529
Accounts receivable
Trade, less allowance for doubtful accounts of $15 in 2024 and $16 in 2023	1,195	1,371
Other	261	280
Inventories	1,547	1,676
Other current assets	206	247
Total current assets	3,703	4,103
Goodwill	250	263
Intangibles	150	182
Deferred tax assets	560	516
Other noncurrent assets	189	140
Investments in affiliates	126	123
Operating lease assets	293	327
Property, plant and equipment, net	2,214	2,311
Total assets	$7,485	$7,965

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$8	$22
Current portion of long-term debt	214	35
Accounts payable	1,522	1,756
Accrued payroll and employee benefits	236	288
Taxes on income	69	86
Current portion of operating lease liabilities	44	42
Other accrued liabilities	468	373
Total current liabilities	2,561	2,602
Long-term debt, less debt issuance costs of $19 in 2024 and $24 in 2023	2,389	2,598
Noncurrent operating lease liabilities	258	284
Pension and postretirement obligations	295	334
Other noncurrent liabilities	397	319
Total liabilities	5,900	6,137
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	189	191
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 144,993,614 and 144,386,484 shares outstanding	2	2
Additional paid-in capital	2,282	2,255
Retained earnings	204	317
Treasury stock, at cost (837,803 and 474,981 shares)	(13)	(9)
Accumulated other comprehensive loss	(1,142)	(990)
Total parent company stockholders' equity	1,333	1,575
Noncontrolling interests	63	62
Total equity	1,396	1,637
Total liabilities, redeemable noncontrolling interests and equity	$7,485	$7,965

 The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows

(In millions)

	2024	2023	2022
Operating activities
Net income (loss)	$(49)	$48	$(311)
Depreciation	401	393	365
Amortization	21	23	23
Amortization of deferred financing charges	6	5	5
Write-off of deferred financing costs		1
Earnings of affiliates, net of dividends received	(7)	11	23
Stock compensation expense	30	26	19
Deferred income taxes	(29)	(104)	153
Pension expense, net	1	3	(1)
Impairment of goodwill			191
Change in working capital	27	70	199
Loss on disposal group previously held for sale	26
Change in other noncurrent assets and liabilities	25	11	9
Other, net	(2)	(11)	(26)
Net cash provided by operating activities	450	476	649
Investing activities
Purchases of property, plant and equipment	(380)	(501)	(440)
Proceeds from sale of property, plant and equipment	11	2	3
Purchases of marketable securities			(15)
Proceeds from maturities of marketable securities			30
Settlements of undesignated derivatives	(5)	(13)	(8)
Other, net	22	(16)	4
Net cash used in investing activities	(352)	(528)	(426)
Financing activities
Net change in short-term debt	(14)	(30)	33
Proceeds from long-term debt	1	458	2
Repayment of long-term debt	(37)	(209)	(24)
Deferred financing payments		(9)
Dividends paid to common stockholders	(58)	(58)	(58)
Repurchases of common stock			(25)
Distributions to noncontrolling interests	(20)	(10)	(9)
Collection of note receivable from redeemable noncontrolling interest	11
Contributions from redeemable noncontrolling interests	18	22	51
Payments to acquire noncontrolling interests			(4)
Other, net	9	(4)	(8)
Net cash provided by (used in) financing activities	(90)	160	(42)
Net increase in cash, cash equivalents and restricted cash	8	108	181
Cash, cash equivalents and restricted cash - beginning of period	563	442	287
Effect of exchange rate changes on cash balances	(59)	13	(26)
Cash, cash equivalents and restricted cash - end of period	$512	$563	$442

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Stockholders’ Equity

(In millions)

	Parent Company Stockholders'
						Accumulated	Parent
			Additional			Other	Company	Non-
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'	controlling	Total
	Stock	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2021	$—	$2	$2,427	$662	$(184)	$(985)	$1,922	$53	$1,975
Net income (loss)				(242)			(242)	15	(227)
Other comprehensive loss						(16)	(16)	(5)	(21)
Common stock dividends and dividend equivalents ($0.40 per share)			1	(58)			(57)		(57)
Common stock share repurchases					(25)		(25)		(25)
Retirement of treasury shares			(216)		216		—		—
Distributions to noncontrolling interests							—	(9)	(9)
Purchase of noncontrolling interests							—	(2)	(2)
Redeemable noncontrolling interests adjustment to redemption value				(41)			(41)		(41)
Stock compensation			17				17		17
Stock withheld for employees taxes					(7)		(7)		(7)
Balance, December 31, 2022	—	2	2,229	321	—	(1,001)	1,551	52	1,603
Net income				38			38	22	60
Other comprehensive income						11	11		11
Common stock dividends and dividend equivalents ($0.40 per share)				(58)			(58)		(58)
Distributions to noncontrolling interests							—	(12)	(12)
Redeemable noncontrolling interests adjustment to redemption value				16			16		16
Stock compensation			26				26		26
Stock withheld for employees taxes					(9)		(9)		(9)
Balance, December 31, 2023	—	2	2,255	317	(9)	(990)	1,575	62	1,637
Net income (loss)				(57)			(57)	21	(36)
Other comprehensive loss						(152)	(152)	(3)	(155)
Common stock dividends and dividend equivalents ($0.40 per share)				(60)			(60)		(60)
Distributions to noncontrolling interests							—	(17)	(17)
Redeemable noncontrolling interests adjustment to redemption value				4			4		4
Stock compensation			27				27		27
Stock withheld for employees taxes					(4)		(4)		(4)
Balance, December 31, 2024	$—	$2	$2,282	$204	$(13)	$(1,142)	$1,333	$63	$1,396

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

Held for sale — We classify long-lived assets or disposal groups as held for sale in the period: management commits to a plan to sell; the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale is probable within one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. If held for sale criteria is no longer met, assets are reclassified as held and used at the lower of their adjusted carrying value or fair value.

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

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and depreciated over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At  December 31, 2024, the machinery and equipment component of property, plant and equipment includes $22 of our tooling related to long-term supply arrangements. Also at  December 31, 2024, other accounts receivable includes $78 and other noncurrent assets includes $32 of costs related to tooling, design and development costs that we have a contractual right to collect from our customers.

Goodwill — We test goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Goodwill impairment testing is performed at the reporting unit level, which is the operating segment in the case of our Off-Highway goodwill. A multi-step impairment test is performed on goodwill. In Step 0, we have the option to evaluate various qualitative factors to determine the likelihood of impairment. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary customer base. If we determine that the fair value is more likely than not less than the carrying value, then we are required to perform Step 1. If we do not elect to perform Step 0, we can voluntarily proceed directly to Step 1. In Step 1, we estimate the fair value of the reporting units using a model that incorporates various valuation methodologies, including discounted cash flow projections and multiples of current earnings. In determining fair value using discounted cash flow projections, we make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected segment EBITDA, discount rates, and terminal growth rates. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge is recorded for the difference. See Note 2 for more information about goodwill.

Intangible assets — Intangible assets include the value of core technology, trademarks and trade names and customer relationships. Core technology and customer relationships have definite lives while the majority of our trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful life using the straight-line method of amortization and are periodically reviewed for impairment indicators. Amortization of core technology is charged to cost of sales. Amortization of trademarks and trade names and customer relationships is charged to amortization of intangibles. Fully amortized intangible assets are retired at the end of their economic useful life. Indefinite-lived intangible assets are tested for impairment annually and more frequently if impairment indicators exist. See Note 2 for more information about intangible assets.

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

Supplier finance programs — We facilitate voluntary supplier finance programs to provide certain suppliers the opportunity to sell their right to Dana payment obligations to participating financial institutions. Under these programs, Dana agrees to pay the participating financial institutions the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Participation by suppliers in these programs have no impact on the payment terms and amounts due from Dana. Dana does not have an economic interest in a supplier's participation in the program and is not a party to the agreement between the supplier and the financial institutions. In connection with these programs, Dana does not pledge assets or other forms of guarantees as security for the committed payment to the participating financial institutions. Confirmed obligations are presented as accounts payable within total current liabilities on the consolidated balance sheet.

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

We may also use fixed-to-floating or floating-to-fixed interest rate swaps or other similar derivatives to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed-rate and variable-rate debt. As a fair value hedge of the underlying debt, changes in the fair values of the swap and the underlying debt are recorded in interest expense. No such fixed-to-floating or floating-to-fixed swaps were outstanding at December 31, 2024. See Note 13 for additional information.

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

Government assistance — We account for separate legally enforceable agreements with governments and government agencies where the agreement provides for the government to determine whether Dana will receive assistance and the amount of assistance by applying a contribution accounting model by analogy. The primary forms of government assistance received includes cash grants based on making qualifying capital investments over a specified period of time; cash grants based on creating new jobs, increasing and maintaining qualifying employee headcount over a specified period of time; and cash grants based on investing in specified research and development activities. The agreements include imposed conditions that must be satisfied for us to retain grant proceeds received. Imposed conditions include providing documentation supporting qualified expenditures have been made and may include providing documentation that specified employment levels have been achieved. Imposed conditions related to employment levels typically range from one to five years. Amounts received or receivable from these cash grants are deferred as a liability until such time as we have satisfied all imposed conditions documented in the agreement with the government. Deferred amounts are recorded in other accrued liabilities and other noncurrent liabilities as appropriate. Government assistance received for making qualifying capital investments is realized by reducing the associated fixed assets so long as we have satisfied all imposed conditions by the time the associated fixed assets are placed into service. All other government assistance is realized in other income (expense), net once all imposed conditions have been satisfied. See Notes 5 and 17 for additional information.

Revenue recognition — Sales are recognized when products are shipped and risk of loss has transferred to the customer. We accrue for warranty costs, sales returns and other allowances based on experience and other relevant factors when sales are recognized. Adjustments are made as new information becomes available. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate governmental agencies. See Note 18 for additional information.

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

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Salaries, fringes and occupancy costs, including building, utility and overhead costs, comprise the vast majority of these expenses and are expensed as incurred. Research and development expenses were $229, $237 and $201 in 2024, 2023 and 2022.

Recently adopted accounting pronouncements

On December 31, 2024 we adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280). The guidance enhances reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. See Note 19 for more information.

Recently issued accounting pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires public entities to disclose detailed components of income statement expenses, such as inventory purchases, employee compensation, depreciation and amortization within relevant expense captions. Companies are also required to explain amounts not disaggregated and define and disclose total selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently evaluating the impact of the guidance on our financial statement disclosures.

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

Note 2.  Goodwill and Other Intangible Assets

Goodwill — Our goodwill is tested for impairment annually as of October 31 for all of our reporting units, and more frequently if events or circumstances warrant such a review. For our 2024 annual impairment test, we performed a Step 0 qualitative approach for the Off-Highway reporting unit. Based on the results of the qualitative assessment, we determined that it is more likely than not that the fair value of our Off-Highway reporting unit exceeded its carrying value and as such, our goodwill was not considered impaired as of October 31, 2024.

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

Changes in the carrying amount of goodwill by segment —

Off-Highway
Balance, December 31, 2022	$259
Currency impact	4
Balance, December 31, 2023	263
Impaired as part of disposal group previously held for sale	(2)
Currency impact	(11)
Balance, December 31, 2024	$250

Non-amortizable intangible assets — Our non-amortizable intangible assets include a portion of our trademarks and trade names. Non-amortizable trademarks and trade names consist of the Dana®, Spicer® and TM4® trademarks and trade names utilized in our Commercial Vehicle and Off-Highway segments. We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the three years ended  December 31, 2024 in connection with the required annual assessment for trademarks and trade names.

Amortizable intangible assets — Our amortizable intangible assets include core technology, customer relationships and a portion of our trademarks and trade names. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income. Amortizable trademarks and trade names include the Graziano™, Fairfield® and Brevini® trademarks and trade names utilized in our Off-Highway segment.

These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows. We use our internal forecasts, which we update quarterly, to develop our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. Our valuation is applied over the life of the primary assets within the asset groups. If the undiscounted cash flows do not indicate that the carrying amount of the asset group is recoverable, an impairment charge is recorded if the carrying amount of the asset group exceeds its fair value based on discounted cash flow analyses or appraisals. There were no impairments recorded during the three years ended December 31, 2024 , 2023, and 2022.

Components of other intangible assets (excluding fully-amortized other intangible assets) —

		December 31, 2024			December 31, 2023
	Weighted
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	10	$59	$(35)	$24	$71	$(38)	$33
Trademarks and trade names	13	23	(14)	9	28	(14)	14
Customer relationships	12	116	(69)	47	125	(63)	62
Non-amortizable intangible assets
Trademarks and trade names		70		70	73		73
		$268	$(118)	$150	$297	$(115)	$182

During 2024, fully amortized intangible assets were written off and have been excluded from the table above.

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at December 31, 2024 were as follows: Light Vehicle – $11, Commercial Vehicle – $51, Off-Highway – $85, and Power Technologies – $3.

Amortization expense related to amortizable intangible assets —

	2024	2023	2022
Charged to cost of sales	$8	$10	$9
Charged to amortization of intangibles	13	13	14
Total amortization	$21	$23	$23

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on  December 31, 2024 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2025	2026	2027	2028	2029
Amortization expense	$19	$17	$16	$11	$7

Note 3.  Restructuring of Operations

Our restructuring activities include rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations, and headcount reduction initiatives focused on reducing operating and overhead costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs, including certain operating costs of facilities that we are in the process of closing.

During 2024, we announced actions to consolidate certain manufacturing facilities along with global headcount reductions focused on reducing engineering and overhead costs in response to market dynamics, including delays in the adoption of electric vehicles.

Accrued restructuring costs and activity, including noncurrent portion —

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance, December 31, 2021	$11	$—	$11
Charges to restructuring	2	2	4
Adjustments of accruals	(5)		(5)
Cash payments	(6)	(2)	(8)
Balance, December 31, 2022	2	—	2
Charges to restructuring	17	8	25
Cash payments	(9)	(8)	(17)
Balance, December 31, 2023	10	—	10
Charges to restructuring	65	13	78
Adjustments of accruals	(2)		(2)
Cash payments	(22)	(12)	(34)
Currency impact	(1)		(1)
Balance, December 31, 2024	$50	$1	$51

At  December 31, 2024, accrued employee termination benefits include costs to reduce approximately 1,300 employees to be completed over the next year.

Note 4.  Inventories

Inventory components at December 31 —

	2024	2023
Raw materials	$629	$681
Work in process and finished goods	918	995
Total	$1,547	$1,676

Note 5.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2024	2023
Other current assets:
Prepaid expenses	$141	$155
Restricted cash	9	23
Other	56	69
Total	$206	$247

Other noncurrent assets:
Deferred customer incentives	$28	$34
Pre-production costs receivable	32	24
Pension assets, net of related obligations	11	12
Restricted cash	9	11
Deferred financing costs	4	5
Other	105	54
Total	$189	$140

Property, plant and equipment, net:
Land and improvements to land	$180	$198
Buildings and building fixtures	550	576
Machinery and equipment	3,856	3,815
Software and hardware	367	366
Construction in progress	482	450
Finance lease right-of-use assets	97	55
Total cost	5,532	5,460
Less: accumulated depreciation	(3,318)	(3,149)
Net	$2,214	$2,311

Other accrued liabilities (current):
Non-income taxes payable	$59	$57
Warranty reserves	59	53
Contract liabilities	25	50
Accrued interest	43	50
Accrued customer rebates	24	27
Payable under forward contracts	41	12
Restructuring costs	51	10
Environmental	4	3
Deferred government assistance	3
Other expense accruals	159	111
Total	$468	$373

Other noncurrent liabilities:
Income tax liability	$80	$81
Interest rate swap market valuation	5	20
Deferred income tax liability	53	34
Workplace injury costs	13	13
Warranty reserves	64	63
Deferred government assistance	17	16
Other noncurrent liabilities	165	92
Total	$397	$319

Cash, cash equivalents and restricted cash at —

	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$494	$529	$425	$268
Restricted cash included in other current assets	9	23	7	9
Restricted cash included in other noncurrent assets	9	11	10	10
Total cash, cash equivalents and restricted cash	$512	$563	$442	$287

Supplemental cash flow information —

	2024	2023	2022
Change in working capital:
Change in accounts receivable	$94	$12	$(81)
Change in inventories	55	(42)	(99)
Change in accounts payable	(154)	(88)	343
Change in accrued payroll and employee benefits	(37)	73	36
Change in accrued income taxes	(4)	54	10
Change in other current assets and liabilities	73	61	(10)
Net	$27	$70	$199

Cash paid during the period for:
Interest	$159	$128	$117
Income taxes	172	148	132
Noncash investing and financing activities:
Purchases of property, plant and equipment held in accounts payable	$48	$48	$74
Stock compensation plans	27	26	17
Noncash dividends declared	1	1	1

Supplier finance programs information —

2024
Confirmed obligations outstanding at the beginning of the year	$69
Invoices confirmed during the year	243
Confirmed invoices paid during the year	(249)
Confirmed obligations outstanding at the end of the year	$63

Note 6. Leases

Our leases generally have remaining lease terms of one year to twenty years, some of which include options to extend the leases for up to forty years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides a summary of the location and amounts related to finance leases recognized in the consolidated balance sheet. Short-term lease costs were insignificant as of December 31, 2024, 2023, and 2022.

	Classification	2024	2023
Finance lease right-of-use assets	Property, plant and equipment, net	$97	$55
Finance lease liabilities	Current portion of long-term debt	14	7
Finance lease liabilities	Long-term debt	79	42

Components of lease expense —

	2024	2023	2022
Operating lease cost	$67	$65	$58
Finance lease cost:
Amortization of right-of-use assets	$11	$8	$9
Interest on lease liabilities	3	2	2
Total finance lease cost	$14	$10	$11

Supplemental cash flow information related to leases —

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66	$62	$60
Operating cash flows from finance leases	3	2	2
Financing cash flows from finance leases	10	8	9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29	$61	$111
Finance leases	58	5	6

Supplemental balance sheet information related to leases —

	2024	2023
Weighted-average remaining lease term (years):
Operating leases	9	10
Finance leases	8	12
Weighted-average discount rate:
Operating leases	7.4%	7.2%
Finance leases	6.5%	5.1%

Maturities —

	Operating Leases	Finance Leases
2025	$64	$20
2026	57	19
2027	49	19
2028	40	14
2029	34	11
Thereafter	182	37
Total lease payments	426	120
Less: interest	124	27
Present value of lease liabilities	$302	$93

Finance lease payments presented in the table above exclude approximately $52 of undiscounted minimum lease payments for non-cancellable equipment leases with various banks signed in 2024 but commencing in 2025. These leases generally have lease terms of five years.

Note 7.  Stockholders' Equity

Preferred Stock

We are authorized to issue 50,000,000 shares of Dana preferred stock, par value $0.01 per share. There were no preferred shares outstanding at December 31, 2024 or 2023.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At  December 31, 2024, there were 145,831,417 shares of our common stock issued and 144,993,614 shares outstanding, net of 837,803 in treasury shares. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our stock compensation plan in addition to shares repurchased through share repurchase programs.

Our Board of Directors declared a cash dividend of ten cents per share of common stock in all four quarters of 2024. Aggregate 2024 cash dividends paid totaled $58. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Treasury stock — On December 17, 2022, we retired 13,477,933 shares of treasury stock. The $216 excess of the cost of the treasury stock over the common stock par value, based on the weighted-average pool price of our treasury shares at the date of retirement, was charged to additional paid-in capital.

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
				Accumulated
	Foreign		Defined	Other
	Currency		Benefit	Comprehensive
	Translation	Hedging	Plans	Loss
Balance, December 31, 2021	$(809)	$4	$(180)	$(985)
Other comprehensive income (loss):
Currency translation adjustments	(88)			(88)
Holding gains and losses		76		76
Reclassification of amount to net income (a)		(56)		(56)
Net actuarial gains			62	62
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			11	11
Tax benefit (expense)	2	(3)	(20)	(21)
Other comprehensive income (loss)	(86)	17	53	(16)
Balance, December 31, 2022	(895)	21	(127)	(1,001)
Other comprehensive income (loss):
Currency translation adjustments	27			27
Holding gains and losses		22		22
Reclassification of amount to net income (a)		(23)		(23)
Net actuarial losses			(25)	(25)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			3	3
Tax benefit			7	7
Other comprehensive income (loss)	27	(1)	(15)	11
Balance, December 31, 2023	(868)	20	(142)	(990)
Other comprehensive income (loss):
Currency translation adjustments	(110)			(110)
Holding gains and losses		(28)		(28)
Reclassification of amount to net income (a)		(31)		(31)
Net actuarial gains			4	4
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			6	6
Tax benefit (expense)	1	10	(4)	7
Other comprehensive income (loss)	(109)	(49)	6	(152)
Balance, December 31, 2024	$(977)	$(29)	$(136)	$(1,142)

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

(b)	See Note 11 for additional details.

Note 8. Redeemable Noncontrolling Interests

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

Reconciliation of changes in redeemable noncontrolling interests —

	2024	2023
Balance, beginning of period	$191	$195
Capital contribution from redeemable noncontrolling interest	18	22
Adjustment to redemption value	(4)	(16)
Other
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests	(13)	(12)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(3)	2
Balance, end of period	$189	$191

Note 9.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2024	2023	2022
Net income (loss) available to common stockholders - Numerator basic and diluted	$(57)	$38	$(242)

Denominator:
Weighted-average common shares outstanding - Basic	145.2	144.4	143.6
Employee compensation-related shares, including stock options		0.2
Weighted-average common shares outstanding - Diluted	145.2	144.6	143.6

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million CSEs from the calculations of diluted earnings per share for the years 2023 and 2022 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.2 million and 0.7 million for 2024 and 2022 because the net loss position made these anti-dilutive.

Note 10.  Stock Compensation

2021 Omnibus Incentive Plan

The 2021 Omnibus Incentive Plan (the Plan) authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and performance share units (PSUs) through April 2031. Cash-settled awards do not count against the number of shares available for award under the Plan. At  December 31, 2024, there were 4.3 million shares available for future grants. Shares of common stock to be issued under the Plan are made available from authorized and unissued Dana common stock.

Award activity — (shares in millions)

	RSUs		PSUs
		Grant-Date		Grant-Date
	Shares	Fair Value*	Shares	Fair Value*
December 31, 2023	1.9	$20.05	0.7	$21.70
Granted	2.9	11.25	0.7	13.23
Vested	(1.0)	20.08	(0.5)	18.83
Expired	(0.6)	14.95	(0.1)	12.20
December 31, 2024	3.2	12.76	0.8	13.59

* Weighted-average per share

	2024	2023	2022
Total stock compensation expense	$30	$26	$19
Total grant-date fair value of awards vested	31	33	19
Cash received from exercise of stock options		3
Cash paid to settle SARs and RSUs	4	5	4
Intrinsic value of stock options and SARs exercised		1
Intrinsic value of RSUs and PSUs vested	21	30	21

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $2 for cash-settled awards at both  December 31, 2024 and 2023. During 2024 we issued 0.8 million and 0.2 million shares of common stock based on vesting of RSUs and PSUs, respectively. At  December 31, 2024, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $28. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Stock options and stock appreciation rights — The exercise price of each option or SAR equals the closing market price of our common stock on the date of grant. SARs are settled in cash for the difference between the market price on the date of exercise and the exercise price. We have not granted stock options or SARs since 2013. At  December 31, 2024, there were no outstanding stock options or SARs as they have all been exercised or expired.

Restricted stock units and performance shares units — Each RSU or PSU granted represents the right to receive one share of Dana common stock or, at the election of Dana (for units awarded to board members) or for employees located outside the U.S. (for employee awarded units), cash equal to the market value per share. All RSUs contain dividend equivalent rights. RSUs granted to non-employee directors vest on the first anniversary date of the grant and those granted to employees pro-rata vest over three years. PSUs granted to employees vest if specified performance goals are achieved during the respective performance period, generally three years.

Under the 2024, 2023, and 2022 stock compensation award programs, the number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. For the portions of the awards based on financial metrics, we estimated the fair value at grant date based on the closing market price of our common stock at the date of grant adjusted for the value of assumed dividends over the period because the awards are not dividend protected. The estimated grant date value is accrued over the performance period and adjusted as appropriate based on performance relative to the target. For the portion of the PSU award based on shareholder returns, we estimated the fair value at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the performance period. The risk-free interest rate was based on U.S. Treasury constant maturity rates at the grant date. The dividend yield was calculated using our historical approach calculated by dividing the expected annual dividend by the average stock price over the prior year. The estimated volatility was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date.

	PSUs
	2024	2023
Expect term (in years)	3.0	3.0
Risk-free interest rate	4.39%	4.28%
Dividend yield	2.7%	2.5%
Expected volatility	47.7%	67.0%

Cash incentive awards — Our 2021 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are primarily based on achieving certain financial performance goals. The financial performance goals of the plan are established annually by the Board of Directors.

Under the 2024 annual incentive program, participants were eligible to receive cash awards based on achieving earnings, net new business and cash flow performance goals. Under the 2023 and 2022 annual incentive programs, participants were eligible to receive cash awards based on achieving earnings, sales and cash flow performance goals. We accrued $57, $98 and $37 of expense in 2024, 2023 and 2022 for the expected cash payments under these programs.

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

Components of net periodic benefit cost (credit) and other amounts recognized in OCI —

	Pension Benefits
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$26	$13	$28	$14	$16	$8
Expected return on plan assets	(29)	(3)	(31)	(3)	(28)	(2)
Service cost		6		6		7
Amortization of net actuarial loss	7	2	7		8	5
Settlements	3
Curtailment				(1)
Net periodic benefit cost (credit)	7	18	4	16	(4)	18

Recognized in OCI:
Amount due to net actuarial (gains) losses	6	(9)	2	15	20	(66)
Reclassification adjustment for net actuarial losses in net periodic benefit cost	(7)	(2)	(7)		(8)	(5)
Total recognized in OCI	(1)	(11)	(5)	15	12	(71)
Net recognized in benefit cost (credit) and OCI	$6	$7	$(1)	$31	$8	$(53)

	OPEB
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$—	$2	$1	$2	$—	$2
Service cost
Amortization of net actuarial gain	(1)	(2)		(4)		(2)
Net periodic benefit cost (credit)	(1)	—	1	(2)	—	—

Recognized in OCI:
Amount due to net actuarial (gains) losses	(1)			8	(1)	(15)
Reclassification adjustment for net actuarial gain in net periodic benefit cost	1	2		4		2
Total recognized in OCI	—	2	—	12	(1)	(13)
Net recognized in benefit cost (credit) and OCI	$(1)	$2	$1	$10	$(1)	$(13)

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

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits				OPEB
	2024		2023		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$549	$330	$557	$296	$3	$55	$2	$48
Interest cost	26	13	28	14		2	1	2
Service cost		6		6
Actuarial (gain) loss	(21)	(10)	12	17	(1)			8
Benefit payments	(46)	(14)	(48)	(16)		(4)		(4)
Amendments						(2)
Settlements	3	(4)		(1)
Translation adjustments		(27)		14		(4)		1
Obligation at end of period	$511	$294	$549	$330	$2	$47	$3	$55

	Pension Benefits				OPEB
	2024		2023		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$530	$69	$537	$59	$—	$—	$—	$1
Actual return on plan assets	2	2	41	5
Employer contributions	7	15		18		4		4
Benefit payments	(46)	(14)	(48)	(16)		(4)		(4)
Settlements		(4)		(1)
Translation adjustments		(7)		4				(1)
Fair value at end of period	$493	$61	$530	$69	$—	$—	$—	$—

Funded status at end of period	$(18)	$(233)	$(19)	$(261)	$(2)	$(47)	$(3)	$(55)

Amounts recognized in the balance sheet —

	Pension Benefits				OPEB
	2024		2023		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$9	$2	$11	$1	$—	$—	$—	$—
Current liabilities		(12)		(12)		(4)		(4)
Noncurrent liabilities	(27)	(223)	(30)	(250)	(2)	(43)	(3)	(51)
Net amount recognized	$(18)	$(233)	$(19)	$(261)	$(2)	$(47)	$(3)	$(55)

Amounts recognized in AOCI —

	Pension Benefits				OPEB
	2024		2023		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in AOCI:
Net actuarial loss (gain)	$135	$9	$136	$20	$—	$(31)	$—	$(33)
AOCI before tax	135	9	136	20	—	(31)	—	(33)
Deferred taxes	19	(3)	18	(7)		8		8
Net	$154	$6	$154	$13	$—	$(23)	$—	$(25)

The net actuarial loss for U.S. pension plans for 2024 was primarily due to the actual return on assets underperforming the expected asset return, partially offset by an increase in discount rates. The actuarial gain for non-U.S. plans was due to an increase in discount rates. The actuarial gain for OPEB for 2024 was primarily due to an increase in the discount rates.

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

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$385	$23	$416	$31
Projected benefit obligation	385	23	416	32
Fair value of plan assets	394	26	427	33
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	$126	$245	$133	$270
Projected benefit obligation	126	271	133	298
Fair value of plan assets	99	35	103	36

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2024
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$25	$25	$—	$—	$—	$—	$—	$—
U.S. large cap	26				26
EAFE composite	12				12
Emerging markets	9				9
Fixed income securities:
Corporate bonds	345		177		168
U.S. Treasury strips	11		11
Non-U.S. government securities	16		3				13
Emerging market debt	7				7
Collateralized mortgage obligations	9		9
Alternative investments:
Insurance contracts (c)	50			5				45
Real estate	11				11
Other	3						3
Cash and cash equivalents	30		30
Total	$554	$25	$230	$5	$233	$—	$16	$45

		Fair Value Measurements at December 31, 2023
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$25	$25	$—	$—	$—	$—	$—	$—
U.S. large cap	26				26
EAFE composite	14				14
Emerging markets	10				10
Fixed income securities:
Corporate bonds	379		190		189
U.S. Treasury strips	7		7
Non-U.S. government securities	19		2				17
Emerging market debt	8				8
Alternative investments:
Insurance contracts (c)	54			6				48
Real estate	11				11
Other	4						4
Cash and cash equivalents	42		42
Total	$599	$25	$241	$6	$258	$—	$21	$48

________________________________

Notes:

(a)	Certain assets are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.
(b)

This category comprises a combination of small-, mid- and large-cap equity stocks that are allocated at the investment manager's discretion. Investments include common and preferred securities as well as equity funds that invest in these instruments.

(c)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Insurance	Insurance	Insurance	Insurance
Reconciliation of Level 3 Assets	Contracts	Contracts	Contracts	Contracts
Fair value at beginning of period	$6	$48	$6	$43
Actual gains relating to assets still held at the reporting date		2		5
Purchases, sales and settlements	(1)	(2)		(1)
Currency impact		(3)		1
Fair value at end of period	$5	$45	$6	$48

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

The allocations among portfolios are adjusted as needed to meet changing objectives and constraints and to manage the risk of adverse changes in the unfunded positions of our plans. At  December 31, 2024, the U.S. plans had targets of 21% for the Growth Portfolio (U.S. and non-U.S. equities, high-yield fixed income, real estate, emerging market debt and cash), 77% for the Immunizing Portfolio (long duration U.S. Treasury strips, corporate bonds and cash) and 2% for the Liquidity Portfolio (cash and short-term securities). The assets held at December 31, 2024 by the U.S. plans were invested 21% in the Growth Portfolio, 76% in the Immunizing Portfolio and 3% in the Liquidity Portfolio.

Significant assumptions — The significant weighted-average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	5.58%	4.56%	5.12%	4.33%	5.47%	4.74%
Net periodic benefit cost:
Discount rate	5.07%	4.74%	5.36%	4.98%	2.29%	2.20%
Rate of compensation increase	N/A	3.75%	N/A	3.68%	N/A	3.11%
Expected return on plan assets	5.75%	5.39%	6.00%	5.13%	4.00%	3.64%

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

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 6.00% expected return on asset assumption for 2025 for our U.S. plans.

The significant weighted-average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	5.62%	4.99%	5.19%	5.01%	5.54%	5.44%
Net periodic benefit cost:
Discount rate	5.18%	5.32%	5.48%	5.64%	2.84%	3.34%
Initial health care cost trend rate	N/A	2.91%	N/A	2.76%	N/A	2.48%
Ultimate health care cost trend rate	N/A	4.17%	N/A	4.19%	N/A	4.09%
Year ultimate reached	N/A	2032	N/A	2032	N/A	2032

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

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the following five-year period are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	U.S.	Non-U.S.
2025	$48	$18	$—	$4
2026	48	18		4
2027	47	17		4
2028	46	19		4
2029	44	21		4
2030 to 2034	202	113	1	18
Total	$435	$206	$1	$38

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. There are projected contributions of $5 and $17 to be made during 2025 for our U.S. plans and non-U.S. plans, respectively.

Multi-employer pension plans — We participate in the Steelworkers Pension Trust (SPT) multi-employer pension plan which provides pension benefits to certain of our U.S. employees represented by the United Steelworkers and United Automobile Workers unions. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreements expire May 22, 2026. The trustees of the SPT have provided us with the latest data available for the plan year ended  December 31, 2024. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers as a result of our participation in the plan.

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

	Employer	PPA
	Identification	Zone Status		Funding Plan	Contributions by Dana
Pension	Number/			Pending/				Surcharge
Fund	Plan Number	2024	2023	Implemented	2024	2023	2022	Imposed
SPT	23-6648508 / 499	Green	Green	No	$16	$17	$18	No

Note 12.  Financing Agreements

Long-term debt at December 31 —

	Interest Rate		2024	2023
Senior Notes due April 15, 2025	5.750%	*	$200	$200
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		337	359
Senior Notes due September 1, 2030	4.250%		400	400
Senior Euro Notes due July 15, 2031	8.500%		440	469
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			95	79
Debt issuance costs			(19)	(24)
			2,603	2,633
Less: Current portion of long-term debt			214	35
Long-term debt, less debt issuance costs			$2,389	$2,598

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

Scheduled principal payments on long-term debt, excluding finance leases at  December 31, 2024 —

	2025	2026	2027	2028	2029
Maturities	$200	$—	$400	$400	$337

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

At  December 31, 2024, we had no outstanding borrowings under the Revolving Facility and had utilized $10 for letters of credit. We had availability at December 31, 2024 under the Revolving Facility of $1,140 after deducting the letters of credit.

Debt covenants — At December 31, 2024, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 13.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	December 31, 2024	December 31, 2023
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	10	43
Cash flow hedges	Other accrued liabilities	2	28	7
Undesignated	Accounts receivable - Other	2	8	3
Undesignated	Other accrued liabilities	2	14	5
Currency swaps
Cash flow hedges	Other noncurrent assets	2	23
Cash flow hedges	Other noncurrent liabilities	2		11
Undesignated	Other noncurrent liabilities	2	5	9

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		2024		2023
		Carrying	Fair	Carrying	Fair
	Fair Value Level	Value	Value	Value	Value
Long-term debt	2	$2,510	$2,492	$2,582	$2,495

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

The following fixed-to-fixed cross-currency swaps were outstanding at  December 31, 2024:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $1,331 at December 31, 2024 and $776 at December 31, 2023. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $951 at December 31, 2024 and $981 at December 31, 2023.

The following currency derivatives were outstanding at  December 31, 2024:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Canadian dollar, Chinese renminbi, euro, Mexican peso, Thai baht, South African rand	$632	$36	$668	Dec-2025
Euro	U.S. dollar, Australian dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Indian rupee, Japanese yen, Mexican peso, New Zealand dollar, Swedish krona	324	32	356	Sep-2027
British pound	U.S. dollar, euro	18	4	22	Dec-2025
South African rand	U.S. dollar, euro, Thai baht		29	29	Feb-2025
Thai baht	U.S. dollar	6	12	18	Sep-2025
Canadian dollar	U.S. dollar	15	19	34	Aug-2025
Brazilian real	U.S. dollar, euro	61	24	85	Nov-2025
Indian rupee	U.S. dollar, euro, British pound		102	102	Dec-2025
Chinese renminbi	U.S. dollar, Canadian dollar, euro		7	7	Jan-2025
Mexican peso	U.S. dollar		5	5	Jan-2025
Swedish krona	euro		5	5	Jan-2025
Total forward contracts		1,056	275	1,331

U.S. dollar	euro	288	175	463	Nov-2027
Euro	U.S. dollar	300	188	488	Jun-2026
Total currency swaps		588	363	951
Total currency derivatives		$1,644	$638	$2,282

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	December 31, 2024	December 31, 2023	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$(35)	$20	$(35)
Cross-Currency Swaps	(3)	1
Total	$(38)	$21	$(35)

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	2024	2023	2022
Derivatives Designated as Cash Flow Hedges
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$10,284	$10,555	$10,156
Cost of sales	9,408	9,655	9,393
Other income (expense), net	(11)	3	22
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(11)	(34)	(7)
Other income (expense), net	18	(8)	(6)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(37)	19	(43)

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

	2024	2023	2022
Derivatives Not Designated as Hedging Instruments
Gain or (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$4	$—	$—
Other income (expense), net	2	(10)	(13)

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

Note 14.  Commitments and Contingencies

Environmental liabilities — Accrued environmental liabilities were $15 and $6 at  December 31, 2024 and 2023. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	2024	2023	2022
Balance, beginning of period	$116	$108	$107
Amounts accrued for current period sales	53	51	44
Adjustments of prior estimates	17	14	6
Settlements of warranty claims	(61)	(56)	(46)
Currency impact	(2)	(1)	(3)
Balance, end of period	$123	$116	$108

Note 16.  Income Taxes

Income tax expense —

	2024	2023	2022
Current
U.S. federal and state	$16	$38	$19
Non-U.S.	152	187	112
Total current	168	225	131

Deferred
U.S. federal and state	(37)	(94)	160
Non-U.S.	8	(10)	(7)
Total deferred	(29)	(104)	153
Total expense	$139	$121	$284

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income before income taxes —

	2024	2023	2022
U.S. operations	$(312)	$(246)	$(343)
Non-U.S. operations	392	424	312
Earnings (loss) before income taxes	$80	$178	$(31)

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

Foreign income repatriation — We continue to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the amount and source of these earnings, as well as the expected means through which those earnings may be taxed. We recognized net expense of $18 in 2024, $7 in 2023 and net benefit of $1 in 2022, related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $12, $12 and $6 during 2024, 2023 and 2022 related to the actual transfer of funds to the U.S. The unrecognized tax liability associated with the operations in which we are permanently reinvested is $47 at December 31, 2024.

Effective tax rate reconciliation —

	2024		2023		2022
	$	%	$	%	$	%
U.S. federal income tax rate	16	21	37	21	(7)	21

Adjustments resulting from:
State and local income taxes, net of federal benefit	1	1	(5)	(3)	(6)	19
Non-U.S. income / expense	16	20	35	20	(2)	7
Credits and tax incentives	13	16	9	5	(27)	87
U.S. tax and withholding tax on non-US earnings	41	51	41	23	42	(135)
Intercompany sale of certain operating assets			(54)	(30)	(1)	3
Settlement and return adjustments	4	5	23	13	(7)	23
Enacted change in tax rates	3	4			(4)	13
Goodwill impairment					47	(151)
Miscellaneous items	3	3	7	4	(6)	19
Valuation allowance adjustments	42	53	28	15	255	(822)
Effective income tax rate	139	174	121	68	284	(916)

During 2024, we recorded tax expense of $22 for valuation allowances related to foreign jurisdictions and tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions.

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

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.

	2024	2023
Net operating loss carryforwards	$272	$218
Postretirement benefits, including pensions	53	65
Research and development costs	269	238
Expense accruals	104	65
Other tax credits recoverable	209	217
Capital loss carryforwards	43	53
Inventory reserves	44	37
Postemployment and other benefits	4	5
Intangibles	50	56
Leasing activities	86	77
Other	110	75
Total	1,244	1,106
Valuation allowances	(667)	(550)
Deferred tax assets	577	556
Unremitted earnings	(35)	(16)
Depreciation	(36)	(58)
Deferred tax liabilities	(71)	(74)
Net deferred tax assets	$506	$482

We have generated deferred tax assets in foreign jurisdictions where realization of the future economic benefits were, in previous reporting periods, considered so remote that the benefits were not recognized. As of December 31, 2023 the unrecognized deferred tax asset was $88. In 2024, we concluded that the future economic benefits of the tax assets are no longer remote and therefore, deferred tax assets of $96 were recognized as of December 31, 2024. We also concluded that it is not more likely than not that the tax benefits associated with the deferred tax assets will be realized; therefore, offsetting valuation allowances were recognized.

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating loss (NOL), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at  December 31, 2024. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration
Net operating losses
U.S. state	$51	$(51)	Various	2025
Brazil	10	(4)	Unlimited
France	5	(5)	Unlimited
Australia	14		Unlimited
Italy	19	(19)	Unlimited
Germany	4	(4)	Unlimited
Sweden	8	(8)	Unlimited
South Africa	7	(7)	Unlimited
U.K.	21	(21)	Unlimited
Luxembourg	68	(68)	Various	2035
Canada	64	(58)	20	2027
China	1	(1)	5	2026
Total	$272	$(246)

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets related to capital loss carryforwards of $43 which are fully offset with valuation allowances at  December 31, 2024. We also have deferred tax assets of $219 related to other credit carryforwards which are largely offset with valuation allowances of $207 at  December 31, 2024. The capital losses can generally be carried forward indefinitely while the other credits are generally available for 10 to 20 years.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements, are recognized as components of income tax expense or benefit. Interest of $20 and $21 was accrued on the uncertain tax positions at  December 31, 2024 and 2023.

Reconciliation of gross unrecognized tax benefits —

	2024	2023	2022
Balance, beginning of period	$112	$102	$126
Decrease related to expiration of statute of limitations	(7)	(8)	(6)
Decrease related to prior years tax positions	(6)	(5)	(43)
Decrease related to settlements	(4)
Increase related to prior years tax positions	4	5	7
Increase related to current year tax positions	13	18	18
Balance, end of period	$112	$112	$102

We anticipate that the change in our gross unrecognized tax benefits will not be significant in the next twelve months as a result of examinations in various jurisdictions. The settlement of these matters will not impact the effective tax rate. Gross unrecognized tax benefits of $85 would impact the effective tax rate if recognized. If other open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 17.  Other Income (Expense), Net

	2024	2023	2022
Non-service cost components of pension and OPEB costs	$(18)	$(13)	$(7)
Government assistance	11	16	8
Foreign exchange gain (loss)	(11)	(13)	4
Strategic transaction expenses	(9)	(5)	(8)
Loss on sale of property, plant and equipment	(6)	(1)	(2)
Other, net	22	19	27
Other income (expense), net	$(11)	$3	$22

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. We continue to account for Argentina as a highly inflationary economy and remeasure the financial statements of our Argentine subsidiaries as if their functional currency was the U.S. dollar. The foreign exchange loss in 2023 was primarily due to the Argentine government significantly devaluing the Argentine peso during the fourth quarter of 2023. Continued devaluation of the Argentine peso was the primary driver of the foreign exchange loss in 2024.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2024, 2023 and 2022 were primarily attributable to investigating potential acquisitions and business ventures, divestitures and other strategic initiatives.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $4 and $5 recorded in other current assets and $28 and $34 recorded in other noncurrent assets at December 31, 2024 and December 31, 2023.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $25 and $50 at  December 31, 2024 and  December 31, 2023. Contract liabilities are included in other accrued liabilities on our consolidated balance sheet.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	2024	2023	2022
Light Vehicle
North America	$2,767	$2,606	$2,976
Europe	615	568	403
South America	286	272	217
Asia Pacific	556	589	494
Total	$4,224	$4,035	$4,090

Commercial Vehicle
North America	$1,113	$1,143	$987
Europe	296	314	274
South America	440	404	524
Asia Pacific	156	231	194
Total	$2,005	$2,092	$1,979

Off-Highway
North America	$353	$361	$361
Europe	1,794	2,174	1,939
South America	24	23	17
Asia Pacific	596	627	629
Total	$2,767	$3,185	$2,946

Power Technologies
North America	$737	$642	$599
Europe	441	494	443
South America	29	32	30
Asia Pacific	81	75	69
Total	$1,288	$1,243	$1,141

Total
North America	$4,970	$4,752	$4,923
Europe	3,146	3,550	3,059
South America	779	731	788
Asia Pacific	1,389	1,522	1,386
Total	$10,284	$10,555	$10,156

Note 19.  Segments, Geographical Area and Major Customer Information

We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through four operating segments – Light Vehicle Drive Systems (Light Vehicle), Commercial Vehicle Drive and Motion Systems (Commercial Vehicle), Off-Highway Drive and Motion Systems (Off-Highway) and Power Technologies, which is the center of excellence for sealing and thermal-management technologies that span all customers in our on-highway and off-highway markets. These operating segments have global responsibility and accountability for business commercial activities and financial performance. Dana’s Chairman and Chief Executive Officer is its chief operating decision maker (CODM).

Dana’s CODM evaluates the performance of its operating segments based on external sales and segment EBITDA. Segment EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. Our segments are charged for corporate and other shared administrative costs.  Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

Segment information —

	Light	Commercial		Power
2024	Vehicle	Vehicle	Off-Highway	Technologies	Corporate	Total
External sales	$4,224	$2,005	$2,767	$1,288		$10,284
Inter-segment sales	187	112	65	25		389
	4,411	2,117	2,832	1,313		10,673
Reconciliation of sales
Elimination of inter-segment sales						(389)
Total consolidated sales						$10,284
Less:
Cost of sales	3,980	1,948	2,287	1,148
Selling, general and administrative expenses	122	98	141	74
Other segment items (a)	5	(4)	15	1
Segment EBITDA	$314	$67	$419	$92		$892

Purchases of property, plant and equipment	$182	$68	$66	$46	$18	$380
Segment net assets (b)	$285	$358	$460	$188	$(71)	$1,220

	Light	Commercial		Power
2023	Vehicle	Vehicle	Off-Highway	Technologies	Corporate	Total
External sales	$4,035	$2,092	$3,185	$1,243		$10,555
Inter-segment sales	190	124	61	25		400
	4,225	2,216	3,246	1,268		10,955
Reconciliation of sales
Elimination of inter-segment sales						(400)
Total consolidated sales						$10,555
Less:
Cost of sales	3,866	2,034	2,627	1,108
Selling, general and administrative expenses	131	108	165	74
Other segment items (a)	(16)	13	11	3
Segment EBITDA	$212	$87	$465	$89		$853

Purchases of property, plant and equipment	$184	$106	$65	$120	$26	$501
Segment net assets (b)	$339	$354	$485	$181	$(68)	$1,291

	Light	Commercial		Power
2022	Vehicle	Vehicle	Off-Highway	Technologies	Corporate	Total
External sales	$4,090	$1,979	$2,946	$1,141		$10,156
Inter-segment sales	166	110	64	28		368
	4,256	2,089	3,010	1,169		10,524
Reconciliation of sales
Elimination of inter-segment sales						(368)
Total consolidated sales						$10,156
Less:
Cost of sales	3,982	1,947	2,489	1,013
Selling, general and administrative expenses	115	104	135	63
Other segment items (a)	(1)	5	18	1
Segment EBITDA	$158	$43	$404	$94		$699

Purchases of property, plant and equipment	$201	$67	$73	$64	$35	$440
Segment net assets (b)	$291	$305	$494	$143	$(88)	$1,145

(a)	Other segment items primarily include foreign exchange gains and losses, government assistance, export incentives and the benefit of utilizing non-refundable tax credits purchased at a discount.
(b)	Segment net assets include accounts receivable - trade, inventories and accounts payable.

Reconciliation of segment EBITDA to consolidated net income (loss) —

	2024	2023	2022
Segment EBITDA	$892	$853	$699
Corporate expense and other items, net	(7)	(8)	1
Depreciation	(401)	(393)	(365)
Amortization	(21)	(23)	(23)
Non-service cost components of pension and OPEB costs	(18)	(13)	(7)
Restructuring charges, net	(76)	(25)	1
Stock compensation expense	(30)	(26)	(19)
Strategic transaction expenses	(9)	(5)	(8)
Loss on sale of property, plant and equipment	(6)	(1)	(2)
Loss on disposal group previously held for sale	(26)
Supplier capacity charge	(46)
Distressed supplier costs		(44)
Amounts attributable to previously divested/closed operations	(9)		(2)
Impairment of goodwill			(191)
Other items	(17)	1	2
Earnings before interest and income taxes	226	316	86
Loss on extinguishment of debt		(1)
Interest income	15	17	11
Interest expense	161	154	128
Earnings (loss) before income taxes	$80	$178	$(31)

Reconciliation of segment net assets to consolidated total assets —

	2024	2023	2022
Segment net assets	$1,220	$1,291	$1,145
Accounts payable	1,522	1,756	1,838
Cash and cash equivalents	494	529	425
Accounts receivable - Other	261	280	202
Other current assets	206	247	219
Goodwill	250	263	259
Intangibles	150	182	201
Deferred tax assets	560	516	397
Other noncurrent assets	189	140	123
Investments in affiliates	126	123	136
Operating lease assets	293	327	311
Property, plant and equipment, net	2,214	2,311	2,193
Total assets	$7,485	$7,965	$7,449

Geographic information — Of our 2024 consolidated net sales, the U.S., Italy, India, Brazil, Germany and China account for 45%, 14%, 6%, 5%, 5% and 4%, respectively. No other country accounted for 5% or more of our consolidated net sales during the past three years. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment and operating lease assets.

	Net Sales			Long-Lived Assets
	2024	2023	2022	2024	2023	2022
North America
United States	$4,675	$4,492	$4,668	$1,140	$1,203	$1,185
Other North America	295	260	255	213	221	187
Total	4,970	4,752	4,923	1,353	1,424	1,372

Europe
Italy	1,434	1,705	1,535	222	237	219
Germany	499	549	494	129	154	131
Other Europe	1,213	1,296	1,030	363	331	302
Total	3,146	3,550	3,059	714	722	652

South America
Brazil	527	488	606	90	119	102
Other South America	252	243	182	24	24	22
Total	779	731	788	114	143	124

Asia Pacific
India	581	634	554	172	173	183
China	438	503	484	88	106	105
Other Asia Pacific	370	385	348	66	70	68
Total	1,389	1,522	1,386	326	349	356
Total	$10,284	$10,555	$10,156	$2,507	$2,638	$2,504

Sales to major customers — Ford and Stellantis N.V. were the only individual customers to whom sales have exceeded 10% of our consolidated sales in one or more of the past three years. Sales to Ford were $2,409 (23%) in 2024, $2,138 (20%) in 2023 and $1,978 (19%) in 2022. Sales to Stellantis N.V. (via a directed supply relationship) were $789 (8%) in 2024, $918 (9%) in 2023 and $1,166 (11%) in 2022.

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housing and driveshafts).

Dividends received from equity affiliates were $3, $3 and $32 in 2024, 2023 and 2022.

Equity method investments exceeding $5 at  December 31, 2024 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$54
ROC-Spicer, Ltd. (ROC-Spicer)	50%	21
Axles India Limited (AIL)	48%	16
Tai Ya Investment (HK) Co., Limited (Tai Ya)	50%	5
All others as a group		6
Investments in equity affiliates		102
Investments in affiliates carried at cost		24
Investments in affiliates		$126

The carrying value of our equity method investments at  December 31, 2024 was $5 morethan our share of the affiliates’ book values. The basis differences relate to our DDAC and ROC-Spicer investments and are primarily attributable to goodwill and property, plant and equipment.

Dana Incorporated

Schedule II

Valuation and Qualifying Accounts and Reserves

(In millions)

Amounts deducted from assets in the balance sheets —

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Accounts Receivable - Allowance for Doubtful Accounts
2024	$16	$1	$(2)	$—	$15
2023	$11	$7	$(2)	$—	$16
2022	$7	$4	$—	$—	$11

Deferred Tax Assets - Valuation Allowance
2024	$550	$42	$—	$75	$667
2023	$512	$28	$—	$10	$550
2022	$258	$255	$—	$(1)	$512

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

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dana has adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Board Leadership Structure," "Succession Planning,” “Information About the Nominees,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2025, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Nonqualified Deferred Compensation at Fiscal Year-End” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2025, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2025, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information at December 31, 2024 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4.0	$—	4.4
Equity compensation plans not approved by security holders
Total	4.0	$—	4.4

________________________________________

Notes:

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2024.

(2)

Calculated without taking into account the 2.5 shares of common stock subject to outstanding restricted stock and performance share units that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2025, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Registered Public Accounting Firm" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2025, which section is hereby incorporated herein by reference.

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
4.4

Indenture, dated as of April 4, 2017, among Dana Luxembourg Financing S.à. r.l., Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 4, 2017, and incorporated herein by reference.

4.5

Sixth Supplemental Indenture, dated as of June 19, 2020 with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 20, 2020, and incorporated herein by reference.

4.6	Seventh Supplemental Indenture, dated as of May 13, 2021 with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 13, 2021, and incorporated herein by reference.
4.7	Indenture, dated as of May 28, 2021, among Dana Luxembourg Financing S.à. r.l., the Company, Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee and Elavon Financial Services DAC, as paying agent, registrar and transfer agent. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 28, 2021, and incorporated herein by reference.
4.8	Ninth Supplemental Indenture, dated as of November 24, 2021 with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 24, 2021, and incorporated herein by reference.
4.9	Description of Dana Incorporated Common Stock. Filed as Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.
4.10	Indenture, dated as of May 24, 2023, among Dana Luxembourg Financing S.à r.l., Dana Incorporated, Computershare Trust Company, N.A., as trustee, and Elavon Financial Services DAC, as paying agent, registrar and transfer agent. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 24, 2023, and incorporated herein by reference.
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

10.19	Amendment No. 4 to Credit and Guaranty Agreement and Amendment No. 2 to Security Agreement, dated as of April 16, 2020, among Dana Incorporated, Dana International Luxembourg S.à.r.l., the guarantors party thereto, Citibank, N.A. as administrative agent, and the lenders party thereto. Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.20	Amendment No. 5 to Credit and Guaranty Agreement and Amendment No. 3 to Security Agreement, dated as of March 25, 2021, among Dana Incorporated, Dana International Luxembourg S.à. r.l., the guarantors party thereto, Citibank, N.A. as administrative agent, and the lenders party thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 29, 2021, and incorporated herein by reference.
10.21	Director Nomination and Appointment Agreement, dated as of January 7, 2022, among the Icahn Group and Dana Incorporated. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 7, 2022, and incorporated herein by reference.
10.22	Amendment No. 6 to Credit and Guaranty Agreement, dated as of March 14, 2023, among Dana Incorporated, Dana International Luxembourg S.à r.l., the guarantors party thereto, Citibank, N.A. as administrative agent and collateral agent, and the lenders party thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 16, 2023, and incorporated herein by reference.
10.23*	First Amendment to the Dana Incorporated 2021 Omnibus Incentive Plan. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2024, and incorporated herein by reference.
10.24*	Offer Letter to R. Bruce McDonald, dated November 24, 2024. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 25, 2024, and incorporated herein by reference.
10.25*	Retirement, Transition and Release Agreement, dated November 24, 2024, between Dana Incorporated and James K. Kamsickas. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 25, 2024, and incorporated herein by reference.
10.26	Amendment to Director Appointment and Nomination Agreement, dated January 23, 2025, among the Icahn Group and the Dana Incorporated. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2025, and incorporated herein by reference.
19	Dana Incorporated Insider Trading Policy. Filed with this Report.
21	List of Consolidated Subsidiaries of Dana Incorporated. Filed with this Report.
23	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.
97	Dana Incorporated Clawback Policy. Filed with this Report.
101

The following materials from Dana Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	February 20, 2025	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 20th day of February 2025 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ R. Bruce McDonald	Chairman and Chief Executive Officer
R. Bruce McDonald	(Principal Executive Officer)

/s/ Timothy R. Kraus	Senior Vice President and Chief Financial Officer
Timothy R. Kraus	(Principal Financial Officer)

/s/ James D. Kellett	Vice President and Chief Accounting Officer
James D. Kellett	(Principal Accounting Officer)

/s/ Christian A. Garcia*	Director
Christian A. Garcia

/s/ Ernesto M. Hernández*	Director
Ernesto M. Hernandez

/s/ Brett M. Icahn*	Director
Brett M. Icahn

/s/ Bridget E. Karlin*	Director
Bridget E. Karlin

/s/ Nora E. LaFreniere*	Director
Nora E. LaFreniere

/s/ Michael J. Mack, Jr.*	Director
Michael J. Mack, Jr.

/s/ Diarmuid B. O'Connell*	Director
Diarmuid B. O'Connell

/s/ Keith E. Wandell*	Director
Keith E. Wandell

*By:	/s/ Douglas H. Liedberg
Douglas H. Liedberg, Attorney-in-Fact