Form 10-Q
period 2025-03-31
DANA Inc
filed 2025-04-30
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2025

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

There were 145,739,284 shares of the registrant’s common stock outstanding at April 18, 2025.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$2,352	$2,735
Costs and expenses
Cost of sales	2,132	2,491
Selling, general and administrative expenses	132	139
Amortization of intangibles	3	3
Restructuring charges, net	5	5
Loss on disposal group previously held for sale		(29)
Other income (expense), net	(8)	2
Earnings before interest and income taxes	72	70
Interest income	3	4
Interest expense	39	39
Earnings before income taxes	36	35
Income tax expense	8	37
Equity in earnings of affiliates	2	2
Net income	30	—
Less: Noncontrolling interests net income	5	5
Less: Redeemable noncontrolling interests net loss		(8)
Net income attributable to the parent company	$25	$3

Net income per share available to common stockholders
Basic	$0.17	$0.02
Diluted	$0.17	$0.02

Weighted-average common shares outstanding
Basic	145.6	144.8
Diluted	147.0	144.8

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2025	2024
Net income	$30	$—
Other comprehensive income (loss), net of tax:
Currency translation adjustments	14	(20)
Hedging gains and losses	18	(2)
Defined benefit plans		1
Other comprehensive income (loss)	32	(21)
Total comprehensive income (loss)	62	(21)
Less: Comprehensive income attributable to noncontrolling interests	(5)	(4)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		11
Comprehensive income (loss) attributable to the parent company	$57	$(14)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$507	$494
Accounts receivable
Trade, less allowance for doubtful accounts of $17 in 2025 and $15 in 2024	1,425	1,195
Other	236	261
Inventories	1,617	1,547
Other current assets	246	206
Total current assets	4,031	3,703
Goodwill	257	250
Intangibles	148	150
Deferred tax assets	579	560
Other noncurrent assets	137	189
Investments in affiliates	127	126
Operating lease assets	299	293
Property, plant and equipment, net	2,222	2,214
Total assets	$7,800	$7,485

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$130	$8
Current portion of long-term debt	215	214
Accounts payable	1,659	1,522
Accrued payroll and employee benefits	273	236
Taxes on income	90	69
Current portion of operating lease liabilities	46	44
Other accrued liabilities	415	468
Total current liabilities	2,828	2,561
Long-term debt, less debt issuance costs of $18 in 2025 and $19 in 2024	2,428	2,389
Noncurrent operating lease liabilities	262	258
Pension and postretirement obligations	304	295
Other noncurrent liabilities	343	397
Total liabilities	6,165	5,900
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	189	189
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 145,726,212 and 144,993,614 shares outstanding	2	2
Additional paid-in capital	2,294	2,282
Retained earnings	214	204
Treasury stock, at cost (1,304,731 and 837,803 shares)	(21)	(13)
Accumulated other comprehensive loss	(1,110)	(1,142)
Total parent company stockholders' equity	1,379	1,333
Noncontrolling interests	67	63
Total equity	1,446	1,396
Total liabilities, redeemable noncontrolling interests and equity	$7,800	$7,485

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net income	$30	$—
Depreciation	96	101
Amortization	5	5
Amortization of deferred financing charges	1	1
Earnings of affiliates, net of dividends received	(2)	(2)
Stock compensation expense	13	6
Deferred income taxes	(20)	2
Pension expense, net		(7)
Change in working capital	(141)	(251)
Change in other noncurrent assets and liabilities	(15)	(4)
Loss on disposal group previously held for sale		29
Other, net	(4)	18
Net cash used in operating activities	(37)	(102)
Investing activities
Purchases of property, plant and equipment	(75)	(70)
Proceeds from sale of property, plant and equipment	11	4
Settlements of undesignated derivatives	(1)	(1)
Other, net		4
Net cash used in investing activities	(65)	(63)
Financing activities
Net change in short-term debt	121	17
Repayment of long-term debt	(4)	(27)
Dividends paid to common stockholders	(15)	(15)
Distributions to noncontrolling interests	(1)	(3)
Collection of note receivable from noncontrolling interest		11
Contributions from redeemable noncontrolling interests		9
Other, net	(6)	9
Net cash provided by financing activities	95	1
Net decrease in cash, cash equivalents and restricted cash	(7)	(164)
Cash, cash equivalents and restricted cash – beginning of period	512	563
Effect of exchange rate changes on cash balances	18	(12)
Cash, cash equivalents and restricted cash – end of period (Note 5)	$523	$387

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$30	$44

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Form 10-K). Certain prior year amounts have been reclassified to conform to the current presentation.

Recently adopted accounting pronouncements

We did not adopt any new accounting pronouncements during the three months ended March 31, 2025.

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

Note 2. Disposal Group Previously Held for Sale

In February 2024, we entered into a definitive agreement to sell our European hydraulics business to HPIH S.à r.l. We classified the disposal group as held for sale, recognizing a $26 loss during the year ended December 31, 2024 to adjust the carrying value of net assets to fair value less estimated costs to sell. The transaction was not completed by the date set forth in the definitive agreement. The assets of the European hydraulics business are no longer held for sale and have been reclassified as held and used at the lower of their adjusted carrying value or fair value at the date the held for sale criteria was no longer met.

Note 3. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by segment —

Off-Highway
Balance, December 31, 2024	$250
Currency impact	7
Balance, March 31, 2025	$257

Components of other intangible assets —

		March 31, 2025			December 31, 2024
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	10	$60	$(37)	$23	$59	$(35)	$24
Trademarks and trade names	14	23	(14)	9	23	(14)	9
Customer relationships	12	117	(72)	45	116	(69)	47
Non-amortizable intangible assets
Trademarks and trade names		71		71	70		70
		$271	$(123)	$148	$268	$(118)	$150

Net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments—

March 31, 2025
Light Vehicle	$13
Commercial Vehicle	65
Off-Highway	70
$148

Amortization expense related to amortizable intangible assets —

	Three Months Ended
	March 31,
	2025	2024
Charged to cost of sales	$2	$2
Charged to amortization of intangibles	3	3
Total amortization	$5	$5

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

During 2024, we announced actions to consolidate certain manufacturing facilities along with global headcount reductions focused on reducing engineering and overhead costs in response to market dynamics, including delays in the adoption of electric vehicles. During the first quarter of 2025, we continued to execute on these initiatives.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, December 31, 2024	$50	$1	$51
Charges to restructuring	5	2	7
Adjustments of accruals	(2)		(2)
Cash payments	(11)	(3)	(14)
Currency impact	1		1
Balance, March 31, 2025	$43	$—	$43

At March 31, 2025, the accrued employee termination benefits include costs to reduce approximately 700 employees to be completed over the next year.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Supplier finance programs —

As of March 31, 2025 and December 31, 2024, we had $62 and $63, respectively, of confirmed obligations subject to supplier finance programs presented as accounts payable within total current liabilities on the consolidated balance sheet.

Inventory components —

	March 31, 2025	December 31, 2024
Raw materials	$652	$629
Work in process and finished goods	965	918
Total	$1,617	$1,547

Cash, cash equivalents and restricted cash —

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$507	$494	$351	$529
Restricted cash included in other current assets	6	9	25	23
Restricted cash included in other noncurrent assets	10	9	11	11
Total cash, cash equivalents and restricted cash	$523	$512	$387	$563

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first quarter of 2025. Dividends accrue on restricted stock units (RSUs) and performance share units (PSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Changes in equity —

2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2024	$2	$2,282	$204	$(13)	$(1,142)	$63	$1,396
Net income			25			5	30
Other comprehensive income					32		32
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Stock compensation		12					12
Stock withheld for employee taxes				(8)			(8)
Balance, March 31, 2025	2	2,294	214	(21)	(1,110)	67	1,446

2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2023	$2	$2,255	$317	$(9)	$(990)	$62	$1,637
Net income			3			5	8
Other comprehensive loss					(17)	(1)	(18)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(8)				(8)
Stock compensation		5					5
Stock withheld for employee taxes				(4)			(4)
Balance, March 31, 2024	2	2,260	297	(13)	(1,007)	65	1,604

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2025	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(977)	$(29)	$(136)	$(1,142)
Currency translation adjustments	14			14
Holding gains and losses		(11)		(11)
Reclassification of amount to net income (a)		34		34
Tax expense		(5)		(5)
Other comprehensive income	14	18	—	32
Balance, March 31, 2025	(963)	(11)	(136)	(1,110)

	Parent Company Stockholders
2024	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(868)	$20	$(142)	$(990)
Currency translation adjustments	(16)			(16)
Holding gains and losses		9		9
Reclassification of amount to net income (a)		(11)		(11)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Other comprehensive income (loss)	(16)	(2)	1	(17)
Balance, March 31, 2024	(884)	18	(141)	(1,007)

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended
	March 31,
	2025	2024
Balance, beginning of period	$189	$191
Capital contribution from redeemable noncontrolling interests		9
Adjustment to redemption value		8
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests		(8)
Other comprehensive loss attributable to redeemable noncontrolling interests		(3)
Balance, end of period	$189	$197

Note 8. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended
	March 31,
	2025	2024
Net income available to common stockholders - Numerator basic and diluted	$25	$3

Denominator:
Weighted-average common shares outstanding - Basic	145.6	144.8
Employee compensation-related shares	1.4	—
Weighted-average common shares outstanding - Diluted	147.0	144.8

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 and 2.2 million CSEs from the calculation of diluted earnings per share for the first quarters of 2025 and 2024 as the effect of including them would have been anti-dilutive.

Note 9. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the three months ended March 31, 2025.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	0.9	$16.33
PSUs	0.4	$18.70

* Weighted-average per share

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. For the portion of the award based on financial metrics, we estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant. For the portion of the award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 4.23% was based on U.S. Treasury constant maturity rates at the grant date. The estimated volatility of 49.1% was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date. During the three months ended March 31, 2025, the Company amended the PSU awards to accrue dividends, which are subject to the same vesting and forfeiture conditions as the original award. The incremental compensation cost resulting from this modification is not material.

During the three months ended March 31, 2025, we paid $2.2 and $0.4 of cash to settle RSUs and PSUs and issued 1.0 and 0.2 million shares of common stock based on the vesting of RSUs and PSUs, respectively. We recognized stock compensation expense of $13 and $6 in the first quarters of 2025 and 2024. At March 31, 2025, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $41. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost —

	Pension				OPEB
	2025		2024		2025	2024
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$6	$3	$7	$3	$1	$1
Expected return on plan assets	(7)	(1)	(7)	(1)
Service cost		1		2
Amortization of net actuarial loss (gain)	1		2		(1)	(1)
Net periodic benefit cost	$—	$3	$2	$4	$—	$—

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate		March 31, 2025	December 31, 2024
Senior Notes due April 15, 2025	5.750%	*	$200	$200
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		352	337
Senior Notes due September 1, 2030	4.250%		400	400
Senior Euro Notes due July 15, 2031	8.500%		460	440
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			99	95
Debt issuance costs			(18)	(19)
			2,643	2,603
Less: Current portion of long-term debt			215	214
Long-term debt, less debt issuance costs			$2,428	$2,389

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

Senior notes activity — On April 15, 2025, Dana retired its remaining April 2025 Notes.

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

Credit agreement — Deferred financing costs on our Revolving Facility are included in other noncurrent assets and are being amortized over the life of the Revolving Facility.

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

At  March 31, 2025, we had $115 of outstanding borrowings under the Revolving Facility and had utilized $10 for letters of credit. We had availability at March 31, 2025 under the Revolving Facility of $1,025 after deducting outstanding borrowings and letters of credit.

Debt covenants — At March 31, 2025, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheets at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	March 31, 2025	December 31, 2024
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$6	$10
Cash flow hedges	Other accrued liabilities	2	9	28
Undesignated	Accounts receivable - Other	2	1	8
Undesignated	Other accrued liabilities	2	11	14
Currency swaps
Cash flow hedges	Other noncurrent assets	2	2	23
Undesignated	Other noncurrent liabilities	2	5	5

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheets at fair value are as follows:

		March 31, 2025		December 31, 2024
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,547	$2,517	$2,510	$2,492

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

The following fixed-to-fixed cross-currency swaps were outstanding at March 31, 2025:

Underlying Financial Instrument				Derivative Financial Instrument
Description	Type	Face Amount	Rate	Notional Amount	Traded Amount	Inflow Rate	Outflow Rate
April 2025 Notes*	Payable	$200	5.75%	$200	€185	5.75%	3.85%
Luxembourg Intercompany Notes*	Receivable	€93	3.85%	$100	€93	5.75%	3.85%
Luxembourg Intercompany Notes	Receivable	€278	3.70%	€278	$300	5.38%	3.70%
Undesignated 2026 Swap				$188	€169	6.50%	5.14%
Undesignated Offset 2026 Swap				€169	$188	3.13%	6.50%

*These swaps were settled with the counterparty on April 15, 2025 by exchanging the stated notional values.

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $1,367 at March 31, 2025 and $1,331 at December 31, 2024. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $972 at March 31, 2025 and $951 at December 31, 2024.

The following currency derivatives were outstanding at March 31, 2025:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	euro, Canadian dollar, Chinese renminbi, Mexican peso, Thai baht, South African rand	$649	$37	$686	Mar-2026
Euro	U.S. dollar, Australian dollar, Canadian dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Indian rupee, Mexican peso, Norwegian krone, Swedish krona, Singaporean dollar, South African rand	343	30	373	Sep-2027
Indian rupee	U.S. dollar, euro, British pound		79	79	Dec-2025
Brazilian real	U.S. dollar, euro	55	15	70	Mar-2026
South African rand	U.S. dollar, euro, Thai baht		62	62	May-2025
Canadian dollar	U.S. dollar	25	14	39	Mar-2026
Thai baht	U.S. dollar	7	16	23	Dec-2025
British pound	U.S. dollar, euro	20	6	26	Dec-2025
Chinese renminbi	U.S. dollar, euro, Canadian dollar		4	4	Apr-2025
Mexican peso	U.S. dollar		3	3	Apr-2025
Swedish krona	euro		1	1	Apr-2025
Australian dollar	U.S. dollar, euro		1	1	Apr-2025
Total forward contracts		1,099	268	1,367

U.S. dollar	euro	301	183	484	Nov-2027
Euro	U.S. dollar	300	188	488	Jun-2026
Total currency swaps		601	371	972
Total currency derivatives		$1,700	$639	$2,339

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	March 31, 2025	December 31, 2024	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$(14)	$(35)	$(14)
Cross-Currency Swaps		(3)
Total	$(14)	$(38)	$(14)

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended
	March 31,
Derivatives Designated as Cash Flow Hedges	2025	2024
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$2,352	$2,735
Cost of sales	2,132	2,491
Other income (expense), net	(8)	2
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	7	(9)
Other income (expense), net	1	11
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	26	(14)

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

	Three Months Ended
	March 31,
Derivatives Not Designated as Hedging Instruments	2025	2024
Gain (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$(2)	$—
Other income (expense), net	(4)	2

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

Note 13. Commitments and Contingencies

Environmental liabilities — Accrued environmental liabilities were $15 at both  March 31, 2025 and  December 31, 2024. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended
	March 31,
	2025	2024
Balance, beginning of period	$123	$116
Amounts accrued for current period sales	12	10
Adjustments of prior estimates	2	2
Settlements of warranty claims	(17)	(12)
Currency impact	2	(1)
Balance, end of period	$122	$115

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

We reported income tax expense of $8 and $37 for the first quarters of 2025 and 2024, respectively. Our effective tax rates were 22% and 106% for the first quarters of 2025 and 2024, respectively. During the first quarter of 2025, we recorded a tax benefit of $19 due to a basis difference in a foreign subsidiary as a result of a change in tax status and $9 of tax expense for income tax reserves associated with prior tax years in foreign jurisdictions. During the first quarter of 2024, we recorded tax expense of $11 for valuation allowances related to foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Note 16. Other Income (Expense), Net

	Three Months Ended
	March 31,
	2025	2024
Non-service cost components of pension and OPEB costs	$(2)	$(4)
Government assistance	2	1
Foreign exchange gain (loss)	(3)	1
Strategic transaction expenses	(15)	(2)
Gain (loss) on sale of property, plant and equipment	1	(5)
Other, net	9	11
Other income (expense), net	$(8)	$2

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses during the three months ended March 31, 2025 were primarily attributable to investigating the potential sale of our Off-Highway business.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $4 and $4 recorded in other current assets and $16 and $28 recorded in other noncurrent assets at March 31, 2025 and December 31, 2024.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms. Generally, our contract liabilities turn over frequently given our relatively short production cycles. Contract liabilities were $28 and $25 at March 31, 2025 and December 31, 2024. Contract liabilities are included in other accrued liabilities on our consolidated balance sheets.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended
	March 31,
	2025	2024
Light Vehicle
North America	$810	$942
Europe	157	164
South America	47	56
Asia Pacific	166	162
Total	$1,180	$1,324

Commercial Vehicle
North America	$229	$293
Europe	178	194
South America	114	123
Asia Pacific	47	43
Total	$568	$653

Off-Highway
North America	$79	$92
Europe	395	517
South America	5	5
Asia Pacific	125	144
Total	$604	$758

Total
North America	$1,118	$1,327
Europe	730	875
South America	166	184
Asia Pacific	338	349
Total	$2,352	$2,735

Note 18. Segments

We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. We also serve the stationary industrial market. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). Effective January 1, 2025, Dana’s chief operating decision maker (CODM) realigned Dana’s operating segments, reflecting Dana’s commitment to streamlining the business, enhancing our go-to market approach, and serving our customers more efficiently. Our former Power Technologies operating segment has been split, integrating the OEM-facing business into our Light Vehicle Systems operating segment and integrating the aftermarket business into our Commercial Vehicle Systems operating segment. In addition, on November 25, 2024, we announced we are exploring the sale of our Off-Highway business. Certain operations that fall outside of the proposed sale perimeter, including certain Dana TM4 joint venture operations, have been integrated into our Commercial Vehicle Systems operating segment. We now serve our global light vehicle, medium/heavy vehicle and off-highway markets through three operating segments – Light Vehicle Systems (Light Vehicle), Commercial Vehicle Systems (Commercial Vehicle) and Off-Highway Drive and Motion Systems (Off-Highway). These operating segments have global responsibility and accountability for business commercial activities and financial performance. Amounts presented for prior periods have been recast to align with Dana’s current three operating segments. Dana’s Chairman and Chief Executive Officer is its CODM.

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

Segment information —

	Light	Commercial
Three months ended March 31, 2025	Vehicle	Vehicle	Off-Highway	Corporate	Total
External sales	$1,180	$568	$604		$2,352
Inter-segment sales	42	30	11		83
	1,222	598	615		2,435
Reconciliation of sales
Elimination of inter-segment sales					(83)
Total consolidated sales					$2,352
Less:
Cost of sales	1,114	520	506
Selling, general and administrative expenses	40	35	35
Other segment items (a)	—	1	5
Segment EBITDA	$68	$44	$79		$191

Purchases of property, plant and equipment	$48	$12	$9	$6	$75
Segment net assets (b)	$453	$498	$519	$(87)	$1,383

	Light	Commercial
Three months ended March 31, 2024	Vehicle	Vehicle	Off-Highway	Corporate	Total
External sales	$1,324	$653	$758		$2,735
Inter-segment sales	47	31	16		94
	1,371	684	774		2,829
Reconciliation of sales
Elimination of inter-segment sales					(94)
Total consolidated sales					$2,735
Less:
Cost of sales	1,249	617	624
Selling, general and administrative expenses	44	36	39
Other segment items (a)	—	2	4
Segment EBITDA	$78	$33	$115		$226

Purchases of property, plant and equipment	$37	$17	$14	$2	$70
Segment net assets (b)	$542	$496	$475	$(59)	$1,454

(a) Other segment items primarily include foreign exchange gains and losses, government assistance, export incentives and the benefit of utilizing non-refundable tax credits purchased at a discount.

(b) Segment net assets include accounts receivable - trade, inventories and accounts payable.

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended
	March 31,
	2025	2024
Segment EBITDA	$191	$226
Corporate expense and other items, net	(3)	(3)
Depreciation	(96)	(101)
Amortization	(5)	(5)
Non-service cost components of pension and OPEB costs	(2)	(4)
Restructuring charges, net	(5)	(5)
Stock compensation expense	(13)	(6)
Strategic transaction expenses	(15)	(2)
Gain (loss) on sale of property, plant and equipment	1	(5)
Supplier capacity charge adjustment	19
Loss on disposal group previously held for sale		(29)
Other items		4
Earnings before interest and income taxes	72	70
Interest income	3	4
Interest expense	39	39
Earnings before income taxes	$36	$35

Reconciliation of segment net assets to consolidated total assets —

	March 31,
	2025	2024
Segment net assets	$1,383	$1,454
Accounts payable	1,659	1,697
Cash and cash equivalents	507	351
Accounts receivable - Other	236	251
Other current assets	246	287
Current assets of disposal group held for sale		62
Goodwill	257	257
Intangibles	148	169
Deferred tax assets	579	507
Other noncurrent assets	137	158
Investment in affiliates	127	123
Operating lease assets	299	315
Property, plant and equipment, net	2,222	2,226
Total assets	$7,800	$7,857

Note 19. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles, axle housings and driveshafts).

Equity method investments at March 31, 2025 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$54
ROC-Spicer, Ltd.	50%	21
Axles India Limited	48%	17
Tai Ya Investment (HK) Co., Limited	50%	5
All others as a group		6
Investments in equity affiliates		103
Investments in affiliates carried at cost		24
Investments in affiliates		$127

On April 10, 2025, Dana entered into a definitive agreement to sell its 48% ownership interest in Axles India Limited for $43 in cash. The transaction closed on April 25, 2025.

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

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for vehicles and machinery. The company's portfolio improves the efficiency, performance, and sustainability of light vehicles, commercial vehicles, and off-highway equipment. Our technologies include drive systems (axles, driveshafts, transmissions, and wheel and track drives); motion systems (winches, slew drives, and hub drives); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions  (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle, medium/heavy vehicle and off-highway markets through three business units – Light Vehicle Systems (Light Vehicle), Commercial Vehicle Systems (Commercial Vehicle) and Off-Highway Drive and Motion Systems (Off-Highway). We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At March 31, 2025, we employed approximately 39,300 people and operated in 31 countries.

External sales by operating segment for the periods ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025		2024
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$1,180	50.2%	$1,324	48.4%
Commercial Vehicle	568	24.1%	653	23.9%
Off-Highway	604	25.7%	758	27.7%
Total	$2,352		$2,735

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

Shareholder return actions — When evaluating capital structure initiatives, we balance our growth opportunities with maintaining a strong balance sheet and returning capital to shareholders via dividends and share repurchases. Except for three quarters in 2020, when we temporarily suspended dividends to common shareholders in response to the global COVID pandemic, we have paid quarterly dividends to our common shareholders since the first quarter of 2012. We also utilize share repurchases to provide returns to our shareholders.

Financing actions — Our current portfolio of unsecured senior notes is structured such that no more than $460 of senior notes comes due in any calendar year, with no maturities until the second quarter of 2025. Our $1,150 revolving credit facility matures on March 14, 2028. See Note 11 to our consolidated financial statements in Item 1 of Part I for additional information.

Cost Reduction Initiatives

During the fourth quarter of 2024, we announced further actions to support sustained long-term profitability and enhanced cash flow generation. This includes substantial reduction in selling, general and administrative costs and aligning engineering expenses to match current industry dynamics, including the ongoing delay in the adoption of electric vehicles. We expect to deliver annualized savings of $300 through 2026. Approximately $100 of the annualized savings is expected to come from headcount reduction actions, with approximately $75 of the headcount-related savings being realized through 2025. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

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

In the first quarter of 2025, our Power Technologies segment was integrated into our Light Vehicle and Commercial Vehicle segments, streamlining the business, enhancing our go-to-market approach and serving our customers more efficiently. The OEM-facing business was integrated into our Light Vehicle segment while the aftermarket business was integrated into our Commercial Vehicle segment.

Trends in Our Markets

We serve our customers in three core global end markets: light vehicle, primarily full frame trucks and SUVs; commercial vehicle, including medium-and heavy-duty trucks and busses; and off-highway, including construction, mining, and agriculture equipment. Each of our end-markets has unique cyclical dynamics and market drivers. These cycles are impacted by periods of investment where end-user vehicle fleets are refreshed or expanded in reaction to demand usage patterns, regulatory changes, or when the age of vehicles in service reach their useful life. Key market drivers include regional economic growth rates; cost and availability of end customer financing; industrial output; commodity production and pricing; and residential and nonresidential construction rates. Our multi-market coverage and broad customer base help provide stability across the cycles while mitigating secular variability. The current tariff environment has resulted in increased uncertainty in the markets we serve.

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. During 2024, light-truck markets showed marginal improvement across all regions except Europe, which was down slightly from 2023. The outlook for 2025 reflects global light-truck near-term production being relatively stable across all regions but demand risk later in the year due to tariff impacts.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2024, production of Class-8 trucks in North America decreased 3% from 2023 reflecting lower demand driven by lower freight volumes and rates. Medium-duty truck production in North America experienced a modest 4% year-over-year increase from 2023. The outlook for 2025 is for a moderate decrease in production from the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America increased 41% over 2023, reflecting improved economic conditions in the region. The 2025 outlook for South America reflects relative stability compared to the prior year. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, decreased 5% in 2024. The 2025 outlook for Asia Pacific is for a modest increase in production from the prior year.

Off-highway markets — Our off-highway business has a large presence outside of North America, with 65% of its 2024 sales coming from products manufactured in Europe; however, a large portion of these products are utilized in vehicle production outside the region. The construction equipment segment of the off-highway market is closely related to global economic growth and infrastructure investment. The global construction equipment market softened in 2024 with production declining 5% from 2023. The outlook for 2025 is for continued market weakness, with moderate production declines in North America and Europe and relative stability in Asia Pacific compared to the prior year. End-user investment in the mining equipment segment is driven by prices for commodity products produced by underground mining. The global mining equipment market has been mostly stable over the past several years as industry participants have maintained vehicle inventory levels to match commodity output. The outlook for 2025 is for a modest decline in global production from the prior year. The agriculture equipment market is the third of our key off-highway segments. Like the underground mining segment, investment in agriculture equipment is primarily driven by prices for farm commodities. Farm commodity price decreases in 2024 spurred a 8% decrease in agriculture equipment production. The outlook for 2025 is for a moderate decrease in global end-market demand relative to the prior year.

Foreign currency — With 55% of our first quarter 2025 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 46% of our year-to-date 2025 non-U.S. sales, while India, Brazil and China accounted for 11%, 9% and 8%, respectively. Although sales in South Africa are less than 5% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies weakened against the U.S. dollar in the first quarter of 2025, decreasing sales by $53, with the effects of a weaker euro, Brazilian real and Indian rupee, being partially offset by a stronger Thai baht.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first quarter of 2025 of approximately $49 are 2% of our consolidated sales and our net asset exposure related to Argentina was approximately $53, including $21 of net fixed assets, at March 31, 2025. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Higher year-over-year commodity prices decreased earnings during the first quarter of 2025 by $1. Material cost recovery pricing actions decreased earnings in the first quarter of 2025 by $10.

Sales, Earnings and Cash Flow Outlook

	2025 Outlook	2024	2023
Sales	$9,525 - $10,025	$10,284	$10,555
Adjusted EBITDA	$925 - $1,025	$885	$845
Net cash provided by operating activities	$500 - $600	$450	$476
Purchases of property, plant and equipment	~3% of sales	$380	$501
Adjusted free cash flow	$175 - $275	$81	$(23)

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

Our 2025 sales outlook is $9,525 to $10,025, reflecting declining global market demand and currency headwinds, partially offset by $150 of net new business backlog. Based on our current sales and exchange rate outlook for 2025, we expect international currencies to be a modest headwind to sales primarily due to a weaker euro. At sales levels in our current outlook for 2025, a 5% movement on the euro would impact our annual sales by approximately $90. A 5% change on the Chinese renminbi, Indian rupee or Brazilian real rates would impact our annual sales in each of those countries by approximately $20. At our current sales outlook for 2025, we expect full year 2025 adjusted EBITDA to approximate $925 to $1,025. Adjusted EBITDA margin is 10.0% at the midpoint of our guidance range, a 140 basis-point improvement over 2024, reflecting the impact of significant cost savings actions and improved operational performance, partially offset by the impact of lower end-market demand and net material cost recoveries. Our current guidance reflects tariff related cost impacts being largely recovered from our customers. With commodity costs continuing to abate during 2025, Adjusted EBITDA margin will be negatively impacted by net material cost recoveries on both a dollar and percentage basis. We expect to generate adjusted free cash flow of $225 at the midpoint of our guidance range reflecting the benefit of higher year-over-year adjusted EBITDA, lower capital spending and improved working capital efficiency.

Summary Consolidated Results of Operations (First Quarter, 2025 versus 2024)

	Three Months Ended March 31,
	2025		2024
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,352		$2,735		$(383)
Cost of sales	2,132	90.6%	2,491	91.1%	(359)
Gross margin	220	9.4%	244	8.9%	(24)
Selling, general and administrative expenses	132	5.6%	139	5.1%	(7)
Amortization of intangibles	3		3		—
Restructuring charges, net	5		5		—
Loss on disposal group previously held for sale			(29)		29
Other income (expense), net	(8)		2		(10)
Earnings before interest and income taxes	72		70		2
Interest income	3		4		(1)
Interest expense	39		39		—
Earnings before income taxes	36		35		1
Income tax expense	8		37		(29)
Equity in earnings of affiliates	2		2		—
Net income	30		—		30
Less: Noncontrolling interests net income	5		5		—
Less: Redeemable noncontrolling interests net loss			(8)		8
Net income attributable to the parent company	$25		$3		$22

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	March 31,			Amount of Change Due To
	2025	2024	Increase/ (Decrease)	Currency Effects	Organic Change
North America	$1,118	$1,327	$(209)	$(5)	$(204)
Europe	730	875	(145)	(23)	(122)
South America	166	184	(18)	(21)	3
Asia Pacific	338	349	(11)	(4)	(7)
Total	$2,352	$2,735	$(383)	$(53)	$(330)

Sales in the first quarter of 2025 were $383 lower than in 2024. Weaker international currencies decreased sales by $53, principally due to a weaker euro, Brazilian real and Indian rupee, partially offset by a stronger Thai baht. The organic sales decrease of $330, or 12%, primarily resulted from declining global construction/mining and agricultural equipment markets and lower light-truck and medium/heavy-truck production volumes in North America and Europe, partially offset by the conversion of sale backlog. Pricing actions and recoveries, including material commodity price and inflationary costs adjustments, increased sales by $17.

The North America organic sales decrease of 15% was driven principally by lower full-frame light-truck and medium- and heavy-duty truck production volumes, partially offset by the conversion of sales backlog and net customer pricing and cost recovery actions. First quarter 2025 full-frame light-truck production was down 9%, Class 8 production was down 22% and Classes 5-7 was down 24% compared to 2024. Excluding currency effects, sales in Europe were down 14% compared with 2024. With our significant Off-Highway presence in the region, weaker construction/mining and agricultural equipment markets were a major factor. Organic sales in this operating segment were down 18% compared with 2024. Excluding currency effects, sales in South America were up 2% compared to 2024, reflecting improved medium/heavy-duty truck production volumes. Excluding currency effects, sales in Asia Pacific decreased 2% compared to 2024, reflecting declining off-highway markets, partially offset by modestly improving light- and medium/heavy-truck production.

Cost of sales and gross margin — Cost of sales for the first quarter of 2025 decreased $359 when compared to 2024. Cost of sales as a percent of sales was 50 basis points lower than in the previous year. Incremental margins from cost reduction initiatives of $37, higher material cost savings of $28, operational efficiencies of $18, lower incentive compensation expense of $3 and lower premium freight costs of $1 were partially offset by unfavorable product mix, non-material inflation of $34, tariff-related impacts of $6, higher warranty expense of $3, higher spending on electrification initiatives of $1, higher commodity costs of $1 and higher program launch costs of $1. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $220 for the first quarter of 2025 decreased $24 from 2024. Gross margin as a percent of sales was 9.4% in the first quarter of 2025, 50 basis points higher than in 2024. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs remaining relatively flat during the first quarter of 2025, gross margin was negatively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first quarter of 2025 were $132 (5.6% of sales) as compared to $139 (5.1% of sales) in the first quarter of 2024. SG&A expenses were $7 lower in the first quarter of 2025 primarily due to lower salary and employee benefit costs and lower travel and discretionary spending, resulting from global headcount and cost reduction initiatives that commenced during the fourth quarter of 2024.

Amortization of intangibles — Amortization expense was $3 in both the first quarter of 2025 and the first quarter of 2024. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $5 in both the first quarter of 2025 and the first quarter of 2024. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

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

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	March 31,
	2025	2024
Non-service cost components of pension and OPEB costs	$(2)	$(4)
Government assistance	2	1
Foreign exchange gain (loss)	(3)	1
Strategic transaction expenses	(15)	(2)
Gain (loss) on sale of property, plant and equipment	1	(5)
Other, net	9	11
Other income (expense), net	$(8)	$2

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses during the three months ended March 31, 2025 were primarily attributable to investigating the potential sale of our Off-Highway business.

Interest income and interest expense — Interest income was $3 in the first quarter of 2025 and $4 in the first quarter of 2024. Interest expense was $39 in both the first quarter of 2025 and the first quarter of 2024, reflecting higher average outstanding borrowings in 2025 being offset by lower average interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.5% in the first quarter of 2025 and 5.8% in the first quarter of 2024.

Income tax expense — We reported income tax expense of $8 and $37 for the first quarter of 2025 and 2024, respectively. Our effective tax rates were 22% and 106% for the first quarter of 2025 and 2024, respectively. During the first quarter of 2025, we recorded a tax benefit of $19 due to a basis difference in a foreign subsidiary as a result of a change in tax status and $9 of tax expense for income tax reserves associated with prior tax years in foreign jurisdictions. During the first quarter of 2024, we recorded tax expense of $11 for valuation allowances related to foreign locations. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $2 in both the first quarter of 2025 and the first quarter of 2024. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were de minimis in both the first quarter of 2025 and the first quarter of 2024.

Segment Results of Operations (2025 versus 2024)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2024	$1,324	$78	5.9%
Volume and mix	(151)	(36)
Performance	14	26
Currency effects	(7)
2025	$1,180	$68	5.8%

Light Vehicle sales in the first quarter of 2025, exclusive of currency effects, were 10% lower than 2024 reflecting lower production volumes in North America and Europe partially offset by the benefit of net customer pricing and cost recovery actions and the conversion of sales backlog. Year-over-year North America full-frame light-truck production decreased 9% and year-over-year light-truck production in Europe decreased 5%. Net customer pricing and cost recovery actions increased year-over-year sales by $14.

Light Vehicle segment EBITDA decreased by $10 compared to the prior year. Lower sales volumes decreased year-over-year earnings by $36 (24% decremental margin). The year-over-year performance-related earnings increase was driven by cost reduction initiatives of $17, net customer pricing and cost recovery actions of $14, higher material cost savings of $12, lower incentive compensation expense of $4 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $7. Partially offsetting these performance-related earnings increases were inflationary cost increases of $20, tariff-related impacts of $4, higher premium freight costs of $2, higher program launch costs of $1 and higher warranty expense of $1.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2024	$653	$33	5.1%
Volume and mix	(63)	(19)
Performance	6	32
Currency effects	(28)	(2)
2025	$568	$44	7.7%

Commercial Vehicle sales in the first quarter of 2025, exclusive of currency effects, were 9% lower than 2024 reflecting generally weaker global markets partially offset by the conversion of sales backlog and net customer pricing and cost recovery actions. Year-over-year Class 8 production in North America was down 22% while Classes 5-7 was down 24% in this year’s first quarter. Year-over-year medium/heavy-truck production in Europe was down 11% while year-over-year medium/heavy-truck production in South America and Asia Pacific were up 7% and 4%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $6.

Commercial Vehicle segment EBITDA increased by $11 compared to the prior year. Lower sales volumes decreased year-over-year earnings by $19 (30% decremental margin). The year-over-year performance-related earnings increase was driven by cost reduction initiatives of $11, higher material cost savings of $8, net customer pricing and cost recovery actions of $6, lower premium freight costs of $2, lower incentive compensation expense of $1 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $17. Partially offsetting these performance-related earnings increases were inflationary cost increases of $8, commodity cost increases of $2, tariff-related impacts of $2 and higher spending on electrification initiatives of $1.

Off-Highway

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2024	$758	$115	15.2%
Volume and mix	(133)	(35)
Performance	(3)	1
Currency effects	(18)	(2)
2025	$604	$79	13.1%

Off-Highway sales in the first quarter of 2025, exclusive of currency effects, were 18% lower than 2024 reflecting weaker global markets and the impact of net customer pricing and cost recovery actions partially offset by the conversion of sales backlog. Year-over-year global construction/mining equipment and agricultural equipment markets continued to soften, especially in Europe. Year-over-year first quarter construction/mining equipment and agricultural equipment production in Europe were down 10% and 5%, respectively. Net customer pricing and cost recovery actions decreased year-over-year sales by $3.

Off-Highway segment EBITDA decreased by $36 compared to the prior year. Lower sales volumes decreased year-over-year earnings by $35 (26% decremental margin). The year-over-year performance-related earnings increase was driven by higher material cost savings of $8, lower commodity costs of $1, lower incentive compensation expense of $1, lower premium freight cost of $1 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $3. Largely offsetting these performance-related earnings increases were inflationary cost increases of $8, net customer pricing and cost recovery actions of $3 and higher warranty expense of $2.

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

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended
	March 31,
	2025	2024
Net income	$30	$—
Equity in earnings of affiliates	2	2
Income tax expense	8	37
Earnings before income taxes	36	35
Depreciation and amortization	101	106
Restructuring charges, net	5	5
Interest expense, net	36	35
Supplier capacity charge adjustment	(19)
Loss on disposal group previously held for sale		29
Other*	29	13
Adjusted EBITDA	$188	$223
*

Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses and other items. See Note 18 to our consolidated financial statements in Item 1 of Part I for additional details.

Adjusted Free Cash Flow

We have defined adjusted free cash flow as cash provided by (used in) operating activities less purchases of property, plant and equipment plus proceeds from sale of property, plant and equipment. We believe adjusted free cash flow is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Adjusted free cash flow is not intended to represent nor be an alternative to the measure of net cash provided by operating activities reported in accordance with GAAP. Adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net cash flows provided by operating activities to adjusted free cash flow.

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(37)	$(102)
Purchases of property, plant and equipment	(75)	(70)
Proceeds from sale of property, plant and equipment	11	4
Adjusted free cash flow	$(101)	$(168)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at March 31, 2025:

Cash and cash equivalents	$507
Additional cash availability from Revolving Facility	1,025
Total liquidity	$1,532

We had availability of $1,025 at March 31, 2025 under our Revolving Facility after deducting $115 of outstanding borrowings and $10 of outstanding letters of credit.

The components of our March 31, 2025 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$347	$347
Cash and cash equivalents held at less than wholly-owned subsidiaries	9	151	160
Consolidated cash balance	$9	$498	$507

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

At March 31, 2025, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Three Months Ended
	March 31,
	2025	2024
Cash used for changes in working capital	$(141)	$(251)
Other cash provided by operations	104	149
Net cash used in operating activities	(37)	(102)
Net cash used in investing activities	(65)	(63)
Net cash provided by financing activities	95	1
Net decrease in cash, cash equivalents and restricted cash	$(7)	$(164)

Operating activities — Exclusive of working capital, other cash provided by operations was $104 in 2025 and $149 in 2024. The year-over-year decrease is primarily attributable to lower operating earnings in 2025.

Working capital used cash of $141 and $251 in 2025 and 2024. Cash of $181 and $169 was used to finance receivables in 2025 and 2024. Cash of $37 and $18 was used to fund higher inventory levels in 2025 and 2024. Increases in accounts payable and other net liabilities provided cash of $77 in 2025 while decreases in accounts payable and other net liabilities used cash of $64 in 2024.

Investing activities — Expenditures for property, plant and equipment were $75 and $70 in 2025 and 2024. The increase in capital spending during 2025 is primarily due to the year-over-year calendarization of capital spending being higher in this year’s first quarter.

Financing activities — During 2025 and 2024, we had net borrowings on our Revolving Facility of $115 and $15, respectively. During 2024, we paid the $25 note payable due to the former owners of SME S.p.A. We used cash of $15 for dividend payments to common stockholders during both 2025 and 2024. Distributions to noncontrolling interests totaled $1 in 2025 and $3 in 2024. Hydro-Québec made cash contributions to Dana TM4 of $9 in 2024. During 2024, we received $11 from Hydro-Québec, which represents deferred purchase consideration associated with their acquisition of a 45% ownership interest in SME S.p.A. from Dana.

Off-Balance Sheet Arrangements

There have been no material changes at March 31, 2025 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2024 Form 10-K.

Contractual Obligations

There have been no material changes in our contractual obligations from those disclosed in Item 7 of our 2024 From 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2024 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2024 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the three months ended March 31, 2025. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first three months of 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2024 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2024 Form 10-K for a more complete understanding of the matters covered by the certifications.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — No shares of our common stock were repurchased during the first quarter of 2025.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	April 30, 2025	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer