Form 10-Q
period 2025-06-30
DANA Inc
filed 2025-08-11
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2025

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

There were 131,153,633 shares of the registrant’s common stock outstanding at August 1, 2025.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$1,935	$2,047	$3,716	$4,062
Costs and expenses
Cost of sales	1,797	1,930	3,460	3,833
Selling, general and administrative expenses	99	108	204	222
Amortization of intangibles	2	2	4	4
Restructuring charges, net	11	11	13	16
Loss on disposal group previously held for sale		(1)		(30)
Other income (expense), net	(10)	(8)	(11)	(8)
Earnings (loss) from continuing operations before interest and income taxes	16	(13)	24	(51)
Interest income	3	1	5	4
Interest expense	44	40	83	79
Loss from continuing operations before income taxes	(25)	(52)	(54)	(126)
Income tax expense	10	12		5
Equity in earnings of affiliates	23	3	25	5
Net loss from continuing operations	(12)	(61)	(29)	(126)
Net income from discontinued operations	43	77	90	142
Net income	31	16	61	16
Less: Noncontrolling interests net income from continuing operations	4	5	9	10
Less: Redeemable noncontrolling interests net loss from continuing operations		(5)		(13)
Net income attributable to the parent company	$27	$16	$52	$19

Net income per share available to common stockholders
Basic loss per share from continuing operations	$(0.11)	$(0.42)	$(0.26)	$(0.85)
Basic earnings per share from discontinued operations	0.30	0.53	0.62	0.98
Basic earnings per share	$0.19	$0.11	$0.36	$0.13

Diluted loss per share from continuing operations	$(0.11)	$(0.42)	$(0.26)	$(0.85)
Diluted earnings per share from discontinued operations	0.30	0.53	0.62	0.98
Diluted earnings per share	$0.19	$0.11	$0.36	$0.13

Weighted-average common shares outstanding
Basic	143.8	145.0	144.7	144.9
Diluted	143.8	145.0	144.7	144.9

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss from continuing operations	$(12)	$(61)	$(29)	$(126)
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments	35	(45)	47	(61)
Hedging gains and losses	23	(26)	41	(28)
Defined benefit plans		4		5
Other comprehensive income (loss) from continuing operations	58	(67)	88	(84)
Total comprehensive income (loss) from continuing operations	46	(128)	59	(210)
Net income from discontinued operations	43	77	90	142
Other comprehensive income (loss) from discontinued operations, net of tax:
Currency translation adjustments	6	(1)	8	(5)
Hedging gains and losses	1		1
Defined benefit plans
Other comprehensive income (loss) from discontinued operations	7	(1)	9	(5)
Total comprehensive income from discontinued operations	50	76	99	137
Total comprehensive income (loss)	96	(52)	158	(73)
Less: Comprehensive income from continuing operations attributable to noncontrolling interests	(6)	(5)	(11)	(9)
Less: Comprehensive loss from continuing operations attributable to redeemable noncontrolling interests		6		17
Comprehensive income (loss) attributable to the parent company	$90	$(51)	$147	$(65)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$486	$494
Accounts receivable
Trade, less allowance for doubtful accounts of $16 in 2025 and $13 in 2024	1,143	890
Other	218	220
Inventories	1,105	1,047
Other current assets	145	148
Current assets of disposal group held for sale	1,090	904
Total current assets	4,187	3,703
Intangibles	79	80
Deferred tax assets	506	514
Other noncurrent assets	92	118
Investments in affiliates	98	125
Operating lease assets	275	258
Property, plant and equipment, net	1,921	1,831
Noncurrent assets of disposal group held for sale	981	873
Total assets	$8,139	$7,502

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$530	$8
Current portion of long-term debt	22	214
Accounts payable	1,186	1,120
Accrued payroll and employee benefits	182	176
Taxes on income	51	68
Current portion of operating lease liabilities	39	35
Other accrued liabilities	307	315
Current liabilities of disposable group held for sale	753	624
Total current liabilities	3,070	2,560
Long-term debt, less debt issuance costs of $18 in 2025 and $19 in 2024	2,568	2,387
Noncurrent operating lease liabilities	242	233
Pension and postretirement obligations	259	233
Other noncurrent liabilities	337	321
Noncurrent liabilities of disposal group held for sale	204	183
Total liabilities	6,680	5,917
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	189	189
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 131,134,460 and 144,993,614 shares outstanding	1	2
Additional paid-in capital	2,045	2,282
Retained earnings	226	204
Treasury stock, at cost (1,314,000 and 837,803 shares)	(21)	(13)
Accumulated other comprehensive loss	(1,047)	(1,142)
Total parent company stockholders' equity	1,204	1,333
Noncontrolling interests	66	63
Total equity	1,270	1,396
Total liabilities, redeemable noncontrolling interests and equity	$8,139	$7,502

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net income	$61	$16
Less: Net income from discontinued operations	90	142
Net loss from continuing operations	(29)	(126)
Depreciation	171	170
Amortization	6	7
Amortization of deferred financing charges	3	3
Earnings of affiliates, net of dividends received	(25)	(3)
Stock compensation expense	23	14
Deferred income taxes	(26)	29
Change in working capital	(202)	(181)
Change in other noncurrent assets and liabilities	(13)	2
Loss on disposal group previously held for sale		30
Loss on divestiture of ownership interests	7
Other, net	54	(13)
Net cash used in operating activities from continuing operations	(31)	(68)
Net cash provided by operating activities from discontinued operations	26	181
Net cash provided by (used in) operating activities	(5)	113
Investing activities
Purchases of property, plant and equipment	(104)	(161)
Proceeds from sale of property, plant and equipment	11
Proceeds from sale of investments	57
Settlements of undesignated derivatives	(6)	(4)
Other, net	4	4
Net cash used in investing activities from continuing operations	(38)	(161)
Net cash used in investing activities from discontinued operations	(22)	(16)
Net cash used in investing activities	(60)	(177)
Financing activities
Net change in short-term debt	522	(4)
Repayment of long-term debt	(210)	(30)
Dividends paid to common stockholders	(29)	(29)
Repurchases of common stock	(257)
Distributions to noncontrolling interests	(3)	(5)
Collection of note receivable from noncontrolling interest		11
Contributions from redeemable noncontrolling interests		18
Swap settlements	(14)
Other, net	(8)	9
Net cash provided by (used in) financing activities	1	(30)
Net decrease in cash, cash equivalents and restricted cash	(64)	(94)
Cash, cash equivalents and restricted cash – beginning of period	512	563
Effect of exchange rate changes on cash balances	53	(29)
Cash, cash equivalents and restricted cash – end of period (Note 6)	$501	$440

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$29	$27

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Discontinued Operations

3.	Disposal Group Previously Held for Sale

4.	Intangible Assets

5.	Restructuring of Operations

6.	Supplemental Balance Sheet and Cash Flow Information

7.	Stockholders' Equity

8.	Redeemable Noncontrolling Interests

9.	Earnings per Share

10.	Stock Compensation

11.	Pension and Postretirement Benefit Plans

12.	Financing Agreements

13.	Fair Value Measurements and Derivatives

14.	Commitments and Contingencies

15.	Warranty Obligations

16.	Income Taxes

17.	Other Income (Expense), Net

18.	Revenue from Contracts with Customers

19.	Segments

20.	Equity Affiliates

Notes to Consolidated Financial Statements (Unaudited)

(In millions, except share and per share amounts)

Note 1. Organization and Summary of Significant Accounting Policies

General

Dana Incorporated (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. Dana is a global provider of high technology driveline (axles, driveshafts and transmissions); sealing and thermal-management products; and motors, power inverters, and control systems for electric vehicles with a customer base that includes virtually every major on-highway vehicle manufacturer in the world.

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

In June 2025, we entered into a definitive agreement to sell our Off-Highway business. The transaction is currently expected to close during the fourth quarter of 2025, subject to satisfaction of regulatory approvals and other customary conditions. We concluded that our Off-Highway business met the criteria to be classified as held for sale in June 2025. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has, or will have, a major effect on the entity’s operations and financial results. We analyzed the quantitative and qualitative factors relevant to the pending divestiture of our Off-Highway business and determined that the conditions for discontinued operations presentation have been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been recast to reflect discontinued operations presentation. See Note 2 for additional information.

Recently adopted accounting pronouncements

We did not adopt any new accounting pronouncements during the six months ended June 30, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This guidance requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the guidance on our financial statement disclosures.

Note 2. Discontinued Operations

In June 2025, we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. (Allison) for $2,732. The sale price is subject to adjustment based on net working capital and net indebtedness balances as of the closing date. The transaction is currently expected to close during the fourth quarter of 2025, subject to satisfaction of regulatory approvals and other customary conditions.

At closing of the transaction, Dana will enter into a transition services agreement, engineering services agreement, intellectual property and trademark license agreements, and certain supply agreements with Allison. Services to be provided by Dana under the transition services agreement include finance, information technology, human resources and certain other administrative services for periods up to 24 months.

The major classes of line items included in net income from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$663	$726	$1,263	$1,484
Cost of sales	542	588	1,039	1,214
Selling, general and administrative expenses	28	24	55	49
Amortization of intangibles	1	2	2	3
Restructuring charges, net	(1)	1	2	1
Other income (expense), net	(18)	6	(25)	8
Earnings from discontinued operations before interest and income taxes	75	117	140	225
Interest income	1	1	2	2
Earnings from discontinued operations before income taxes	76	118	142	227
Income tax expense	33	41	52	85
Net income from discontinued operations	$43	$77	$90	$142

During the three and six months ended June 2025, we incurred $14 and $34, respectively, of Off-Highway business divestiture transaction related costs. These costs were attributed to discontinued operations and included in other income (expense), net in the table above.

The carrying amounts of the major classes of assets and liabilities of our Off-Highway business are as follows:

	June 30,	December 31,
	2025	2024
Accounts receivable - Trade	$411	$305
Accounts receivable - Other	39	41
Inventories	557	500
Other current assets	83	58
Current assets of disposal group held for sale	$1,090	$904

Goodwill	$276	$250
Intangibles	72	70
Deferred tax assets	91	64
Other noncurrent assets	53	71
Operating lease assets	44	35
Property, plant and equipment, net	445	383
Noncurrent assets of disposal group held for sale	$981	$873

Current portion of long-term debt	$1	$—
Accounts payable	481	402
Accrued payroll and employee benefits	83	60
Taxes on income	11
Current portion of operating lease liabilities	9	9
Other accrued liabilities	168	153
Current liabilities of disposal group held for sale	$753	$624

Long-term debt	$32	$2
Noncurrent operating lease liabilities	34	25
Pension and postretirement obligations	65	62
Other noncurrent liabilities	73	94
Noncurrent liabilities of disposal group held for sale	$204	$183

Note 3. Disposal Group Previously Held for Sale

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

Note 4. Intangible Assets

Components of intangible assets —

		June 30, 2025			December 31, 2024
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	10	$52	$(30)	$22	$47	$(25)	$22
Trademarks and trade names	17	3	(3)		2	(2)
Customer relationships	10	68	(50)	18	65	(45)	20
Non-amortizable intangible assets
Trademarks and trade names		39		39	38		38
		$162	$(83)	$79	$152	$(72)	$80

Net carrying amounts of intangible assets attributable to each of our operating segments—

June 30, 2025
Light Vehicle	$10
Commercial Vehicle	69
$79

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Charged to cost of sales	$1	$1	$2	$3
Charged to amortization of intangibles	2	2	4	4
Total amortization	$3	$3	$6	$7

Note 5. Restructuring of Operations

Our restructuring activities include rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations, and headcount reduction initiatives focused on reducing operating and overhead costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs, including certain costs of facilities that we are in the process of closing.

During 2024, we announced actions to consolidate certain manufacturing facilities along with global headcount reductions focused on reducing engineering and overhead costs in response to market dynamics, including delays in the adoption of electric vehicles. During the first half of 2025, we continued to execute on these initiatives.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, March 31, 2025	$35	$—	$35
Charges to restructuring	11	1	12
Adjustments of accruals	(1)		(1)
Cash payments	(9)	(1)	(10)
Currency impact	2		2
Balance, June 30, 2025	$38	$—	$38

Balance, December 31, 2024	$44	$1	$45
Charges to restructuring	13	3	16
Adjustments of accruals	(3)		(3)
Cash payments	(19)	(4)	(23)
Currency impact	3		3
Balance, June 30, 2025	$38	$—	$38

At June 30, 2025, the accrued employee termination benefits include costs to reduce approximately 700 employees to be completed over the next year.

Note 6. Supplemental Balance Sheet and Cash Flow Information

Supplier finance programs —

As of June 30, 2025 and December 31, 2024, we had $53 and $46, respectively, of confirmed obligations subject to supplier finance programs presented as accounts payable within total current liabilities on the consolidated balance sheet.

Inventory components —

	June 30, 2025	December 31, 2024
Raw materials	$489	$456
Work in process and finished goods	616	591
Total	$1,105	$1,047

Cash, cash equivalents and restricted cash —

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$486	$494	$419	$529
Restricted cash included in other current assets	5	9	11	23
Restricted cash included in other noncurrent assets	10	9	10	11
Total cash, cash equivalents and restricted cash	$501	$512	$440	$563

Note 7. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first and second quarters of 2025. Dividends accrue on restricted stock units (RSUs) and performance share units (PSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On June 8, 2025 our Board of Directors approved a stock repurchase program of up to an aggregate of $1,000 less any amount of special dividends distributed in connection with the sale of the Off-Highway business. The program expires on December 31, 2027. On June 17, 2025, pursuant to the program, we spent $251 to repurchase 14,286,505 shares of our common stock from the Icahn Group, which represented all of the shares held by the Icahn Group. Additionally, under the program, we spent $6 to repurchase 320,778 shares of our common stock during the second quarter of 2025 through open market transactions. Approximately $743 remained available under the program for future share repurchases as of June 30, 2025.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a non-deductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We reflect the applicable excise tax as part of the cost basis of the stock repurchased and record a corresponding liability for the excise taxes payable in other accrued liabilities on our consolidated balance sheet. Excise taxes when paid will be reflected in financing activities in the consolidated statement of cash flows. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

Changes in equity —

2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2024	$2	$2,282	$204	$(13)	$(1,142)	$63	$1,396
Net income			25			5	30
Other comprehensive income					32		32
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Stock compensation		12					12
Stock withheld for employee taxes				(8)			(8)
Balance, March 31, 2025	2	2,294	214	(21)	(1,110)	67	1,446
Net income			27			4	31
Other comprehensive income					63	2	65
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(2)	(2)
Repurchase and retirement of shares	(1)	(258)					(259)
Sale of noncontrolling interests						(5)	(5)
Stock compensation		9					9
Balance, June 30, 2025	$1	$2,045	$226	$(21)	$(1,047)	$66	$1,270

2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2023	$2	$2,255	$317	$(9)	$(990)	$62	$1,637
Net income			3			5	8
Other comprehensive loss					(17)	(1)	(18)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(8)				(8)
Stock compensation		5					5
Stock withheld for employee taxes				(4)			(4)
Balance, March 31, 2024	2	2,260	297	(13)	(1,007)	65	1,604
Net income			16			5	21
Other comprehensive loss					(67)		(67)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(5)				(5)
Stock compensation		7					7
Balance, June 30, 2024	$2	$2,267	$293	$(13)	$(1,074)	$69	$1,544

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2025	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(977)	$(29)	$(136)	$(1,142)
Currency translation adjustments	14			14
Holding gains and losses		(11)		(11)
Reclassification of amount to net income (a)		34		34
Tax expense		(5)		(5)
Other comprehensive income	14	18	—	32
Balance, March 31, 2025	(963)	(11)	(136)	(1,110)
Currency translation adjustments	39			39
Reclassification of amount to net income (a)		30		30
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(6)	(1)	(7)
Other comprehensive income (loss)	39	24	—	63
Balance, June 30, 2025	$(924)	$13	$(136)	$(1,047)

	Parent Company Stockholders
2024	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(868)	$20	$(142)	$(990)
Currency translation adjustments	(16)			(16)
Holding gains and losses		9		9
Reclassification of amount to net income (a)		(11)		(11)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense				—
Other comprehensive income (loss)	(16)	(2)	1	(17)
Balance, March 31, 2024	(884)	18	(141)	(1,007)
Currency translation adjustments	(45)			(45)
Holding gains and losses		(23)		(23)
Reclassification of amount to net income (a)		(8)		(8)
Other			3	3
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			2	2
Tax (expense) benefit		5	(1)	4
Other comprehensive income (loss)	(45)	(26)	4	(67)
Balance, June 30, 2024	$(929)	$(8)	$(137)	$(1,074)

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance, beginning of period	$189	$197	$189	$191
Capital contribution from redeemable noncontrolling interests		9		18
Adjustment to redemption value		5		13
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests		(5)		(13)
Other comprehensive loss attributable to redeemable noncontrolling interests		(1)		(4)
Balance, end of period	$189	$205	$189	$205

Note 9. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss from continuing operations	$(12)	$(61)	$(29)	$(126)
Less: Noncontrolling interests net income from continuing operations	4	5	9	10
Less: Redeemable noncontrolling interests net loss from continuing operations		(5)		(13)
Net loss from continuing operations attributable to the parent company	(16)	(61)	(38)	(123)
Net income from discontinued operations	43	77	90	142
Net income attributable to the parent company	$27	$16	$52	$19

Denominator:
Weighted-average common shares outstanding - Basic	143.8	145.0	144.7	144.9
Employee compensation-related shares	—	—	—	—
Weighted-average common shares outstanding - Diluted	143.8	145.0	144.7	144.9

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.3 and 0.2 million CSEs from the calculation of diluted earnings per share for the second quarters of 2025 and 2024 and excluded 0.2 million and 2.1 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 1.7 and 0.2 million for the second quarters of 2025 and 2024 and excluded 1.5 million for the year-to-date 2025 period as a result of the loss from continuing operations for these periods.

Note 10. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the six months ended June 30, 2025.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	0.9	$16.33
PSUs	0.4	$18.70

* Weighted-average per share

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. For the portion of the award based on financial metrics, we estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant. For the portion of the award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 4.23% was based on U.S. Treasury constant maturity rates at the grant date. The estimated volatility of 49.1% was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date. During the six months ended June 30, 2025, the Company amended the PSU awards to accrue dividends, which are subject to the same vesting and forfeiture conditions as the original award. The incremental compensation cost resulting from this modification is not material.

During the six months ended June 30, 2025, we paid $2.4 and $0.4 of cash to settle RSUs and PSUs and issued 1.0 and 0.2 million shares of common stock based on the vesting of RSUs and PSUs, respectively. We recognized stock compensation expense of $11 and $8 in the second quarters of 2025 and 2024 and expense of $23 and $14  during the respective year-to-date periods of 2025 and 2024. At June 30, 2025, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $32. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 11. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost —

	Pension				OPEB
	2025		2024		2025	2024
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$5	$3	$5	$3	$—	$—
Expected return on plan assets	(5)	(1)	(6)
Service cost		1		1
Amortization of net actuarial loss (gain)	1		1	1	(1)
Net periodic benefit cost	$1	$3	$—	$5	$(1)	$—

Six Months Ended June 30,
Interest cost	$10	$5	$10	$6	$1	$1
Expected return on plan assets	(11)	(1)	(12)	(1)
Service cost		2		2
Amortization of net actuarial loss (gain)	2		3	1	(2)	(1)
Net periodic benefit cost (credit)	$1	$6	$1	$8	$(1)	$—

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 12. Financing Agreements

Long-term debt at —

	Interest Rate		June 30, 2025	December 31, 2024
Senior Notes due April 15, 2025	5.750%	*	$—	$200
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		383	337
Senior Notes due September 1, 2030	4.250%		400	400
Senior Euro Notes due July 15, 2031	8.500%		501	440
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			174	93
Debt issuance costs			(18)	(19)
			2,590	2,601
Less: Current portion of long-term debt			22	214
Long-term debt, less debt issuance costs			$2,568	$2,387

*

In conjunction with the issuance of the April 2025 Notes, we entered into 8-year fixed-to-fixed cross-currency swaps which had the effect of economically converting the April 2025 Notes to euro-denominated debt at a fixed rate of 3.850%. See Note 13 for additional information.

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

Senior notes activity — On April 15, 2025, Dana retired its remaining April 2025 Notes.

Senior notes redemption provisions — We may redeem some or all of the senior notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on the anniversary date of the senior notes in the year set forth below:

	Redemption Price
	November	June	July	September	July	February
Year	2027 Notes	2028 Notes	2029 Notes	2030 Notes	2031 Notes	2032 Notes
2024	100.000%		101.500%
2025	100.000%	100.000%	100.750%
2026	100.000%	100.000%	100.000%	102.125%	104.250%
2027		100.000%	100.000%	101.417%	102.125%	102.250%
2028			100.000%	100.708%	100.000%	101.500%
2029				100.000%	100.000%	100.750%
2030					100.000%	100.000%
2031						100.000%

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

Credit agreement — On July 31, 2025, we amended our credit and guaranty agreement to include a $250 Term A Facility. Borrowings under the Term A Facility bear interest at a floating rate based on Term Secured Overnight Financing Rate ("SOFR") (as described in the credit agreement) plus a margin. The Term A Facility matures at the earlier of five business days after the consummation of the Off-Highway business sale or July 30, 2026. We are required to make quarterly installments on the Term A Facility on the last day of each quarter commencing on December 31, 2025 in an amount equal to 10% of the original amount borrowed adjusted for any prepayments. On July 31, 2025, we fully drew the Term A Facility and used the proceeds to pay down outstanding borrowings on our Revolving Facility.

Deferred financing costs on our Revolving Facility are included in other noncurrent assets and are being amortized over the life of the Revolving Facility. Each the Revolving Facility and Term A Facility is guaranteed by all of our wholly-owned domestic subsidiaries subject to certain exceptions (the guarantors) and is secured by a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

Advances under the Revolving Facility bear interest at a floating rate based on, at our option, the base rate or the SOFR (each as described in the credit agreement) plus a margin as set forth below:

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

At  June 30, 2025, we had $525 of outstanding borrowings under the Revolving Facility and had utilized $10 for letters of credit. We had availability at June 30, 2025 under the Revolving Facility of $615 after deducting outstanding borrowings and letters of credit.

Debt covenants — At June 30, 2025, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 13. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheets at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	June 30, 2025	December 31, 2024
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$20	$9
Cash flow hedges	Other accrued liabilities	2	10	27
Undesignated	Accounts receivable - Other	2	7	8
Undesignated	Other accrued liabilities	2	18	13
Currency swaps
Cash flow hedges	Other noncurrent assets	2		23
Cash flow hedges	Other noncurrent liabilities	2	28
Undesignated	Other noncurrent liabilities	2	4	5

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheets at fair value are as follows:

		June 30, 2025		December 31, 2024
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,420	$2,471	$2,510	$2,492

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

The following fixed-to-fixed cross-currency swaps were outstanding at June 30, 2025:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $1,156 at June 30, 2025 and $1,147 at December 31, 2024. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $715 at June 30, 2025 and $951 at December 31, 2024.

The following currency derivatives were outstanding at June 30, 2025:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	euro, Canadian dollar, Mexican peso	$323	$38	$361	Mar-2026
Euro	U.S. dollar, Australian dollar, Swiss franc, Chinese renminbi, British pound, Hungarian forint, Mexican peso, Swedish krona	562	9	571	Sep-2027
Indian rupee	U.S. dollar, euro, British pound		51	51	Mar-2026
Brazilian real	U.S. dollar, euro	33	19	52	Mar-2026
South African rand	U.S. dollar, euro, Thai baht		38	38	Nov-2025
Canadian dollar	U.S. dollar	26	3	29	Mar-2026
Thai baht	U.S. dollar	5	16	21	Dec-2025
British pound	U.S. dollar, euro	16	12	28	Dec-2025
Mexican peso	U.S. dollar		3	3	Jul-2025
Swedish krona	euro		1	1	Jul-2025
Australian dollar	U.S. dollar, euro		1	1	Jul-2025
Total forward contracts		965	191	1,156

U.S. dollar	euro	328	199	527	Nov-2027
Euro	U.S. dollar		188	188	Jun-2026
Total currency swaps		328	387	715
Total currency derivatives		$1,293	$578	$1,871

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	June 30, 2025	December 31, 2024	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$16	$(35)	$16
Cross-Currency Swaps	(1)	(3)
Total	$15	$(38)	$16

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Designated as Cash Flow Hedges	2025	2024	2025	2024
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$1,935	$2,047	$3,716	$4,062
Cost of sales	1,797	1,930	3,460	3,833
Other income (expense), net	(10)	(8)	(11)	(8)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	5	(7)	12	(16)
Other income (expense), net	(1)	4		15
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	26	(4)	52	(18)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Not Designated as Hedging Instruments	2025	2024	2025	2024
Gain (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$1	$2	$—	$2
Other income (expense), net	(11)	(3)	(17)	(1)

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

Note 14. Commitments and Contingencies

Environmental liabilities — Accrued environmental liabilities were $14 at  June 30, 2025 and $13 at  December 31, 2024. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance, beginning of period	$87	$86	$88	$86
Amounts accrued for current period sales	9	8	18	16
Adjustments of prior estimates	3	7	5	9
Settlements of warranty claims	(16)	(14)	(28)	(24)
Currency impact	1	(1)	1	(1)
Balance, end of period	$84	$86	$84	$86

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

We reported income tax expense of $10 and $12 for the second quarters of 2025 and 2024 and income tax expense of $0 and $5 for the respective year-to-date periods. Our effective tax rates were 0% and (4)% for the six months ended June 30, 2025 and 2024. During the first six months of 2025, we recorded a tax benefit of $19 due to a basis difference in a foreign subsidiary as a result of a change in tax status, $9 of tax expense for income tax reserves associated with prior tax years in foreign jurisdictions and expense of $6 resulting from the sale of Dana's ownership interest in an equity method investment. During the first six months of 2024, we recorded tax expense of $11 for valuation allowances related to foreign jurisdictions and $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on the consolidated financial statements.

Note 17. Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Non-service cost components of pension and OPEB costs	$(2)	$(4)	$(4)	$(7)
Government assistance	2	3	4	4
Foreign exchange gain (loss)	(1)	(6)	(6)	(6)
Strategic transaction expenses	(5)	(3)	(6)	(4)
Gain (loss) on sale of property, plant and equipment		(1)	1	(1)
Loss on divestiture of ownership interests	(7)		(7)
Other, net	3	3	7	6
Other income (expense), net	$(10)	$(8)	$(11)	$(8)

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

On June 6, 2025, we sold our ownership interest in Switch Mobility Limited, recognizing an $8 pre-tax loss on the transaction. See Note 20 for additional information.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $4 and $4 recorded in other current assets and $16 and $27 recorded in other noncurrent assets at June 30, 2025 and December 31, 2024.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms and upfront payments from customers related to multi-year programs. We had $6 and $6 recorded in other accrued liabilities and $11 and $1 recorded on other noncurrent liabilities at June 30, 2025 and December 31, 2024.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Light Vehicle
North America	$928	$960	$1,745	$1,910
Europe	192	200	373	390
South America	58	71	105	127
Asia Pacific	157	170	325	336
Total	$1,335	$1,401	$2,548	$2,763

Commercial Vehicle
North America	$229	$298	$460	$593
Europe	194	184	374	382
South America	125	120	233	236
Asia Pacific	52	44	101	88
Total	$600	$646	$1,168	$1,299

Total
North America	$1,157	$1,258	$2,205	$2,503
Europe	386	384	747	772
South America	183	191	338	363
Asia Pacific	209	214	426	424
Total	$1,935	$2,047	$3,716	$4,062

Note 19. Segments

We are a global provider of high-technology products to virtually every major on-highway vehicle manufacturer in the world. Our technologies include drive systems (axles, driveshafts and transmissions); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). Effective January 1, 2025, Dana’s chief operating decision maker (CODM) realigned Dana’s operating segments, reflecting Dana’s commitment to streamlining the business, enhancing our go-to market approach, and serving our customers more efficiently. Our former Power Technologies operating segment has been split, integrating the OEM-facing business into our Light Vehicle Systems operating segment and integrating the aftermarket business into our Commercial Vehicle Systems operating segment. In addition, in June 2025 we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. See Note 2 for additional information. Certain operations that fall outside of the proposed sale perimeter, including certain Dana TM4 joint venture operations and our European hydraulics business, have been integrated into our Commercial Vehicle Systems and Light Vehicle Systems operating segments, respectively. We now serve our global light vehicle and medium/heavy vehicle markets through two operating segments – Light Vehicle Systems (Light Vehicle) and Commercial Vehicle Systems (Commercial Vehicle). These operating segments have global responsibility and accountability for business commercial activities and financial performance. Amounts presented for prior periods have been recast to align with Dana’s current two operating segments. Dana’s Chairman and Chief Executive Officer is its CODM.

Dana evaluates the performance of its operating segments based on external sales and segment EBITDA. Segment EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. Our segments are charged for corporate and other shared administrative costs. Certain corporate and other administrative costs that were historically charged to our Off-Highway business, that are not permitted to be reflected as part of discontinued operations, have been recast and are included within the "corporate expense and other items, net" line of the reconciliation of segment EBITDA to loss from continuing operations before income taxes. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

Segment information —

	Light	Commercial
Three months ended June 30, 2025	Vehicle	Vehicle	Corporate	Total
External sales	$1,335	$600		$1,935
Inter-segment sales	35	19		54
	1,370	619		1,989
Reconciliation of sales
Elimination of inter-segment sales				(54)
Total consolidated sales				$1,935
Less:
Cost of sales	1,218	536
Selling, general and administrative expenses	42	34
Other segment items (a)	2	(2)
Segment EBITDA	$112	$47		$159

Purchases of property, plant and equipment	$30	$4	$3	$37
Segment net assets (b) - June 30, 2025	$595	$542	$(75)	$1,062

	Light	Commercial
Three months ended June 30, 2024	Vehicle	Vehicle	Corporate	Total
External sales	$1,401	$646		$2,047
Inter-segment sales	39	23		62
	1,440	669		2,109
Reconciliation of sales
Elimination of inter-segment sales				(62)
Total consolidated sales				$2,047
Less:
Cost of sales	1,308	591
Selling, general and administrative expenses	46	32
Other segment items (a)	4	(7)
Segment EBITDA	$90	$39		$129

Purchases of property, plant and equipment	$78	$21	$5	$104
Segment net assets (b) - December 31, 2024	$463	$426	$(72)	$817

	Light	Commercial
Six months ended June 30, 2025	Vehicle	Vehicle	Corporate	Total
External sales	$2,548	$1,168		$3,716
Inter-segment sales	71	42		113
	2,619	1,210		3,829
Reconciliation of sales
Elimination of inter-segment sales				(113)
Total consolidated sales				$3,716
Less:
Cost of sales	2,356	1,052
Selling, general and administrative expenses	85	69
Other segment items (a)	2	(1)
Segment EBITDA	$180	$88		$268

Purchases of property, plant and equipment	$79	$16	$9	$104

	Light	Commercial
Six months ended June 30, 2024	Vehicle	Vehicle	Corporate	Total
External sales	$2,763	$1,299		$4,062
Inter-segment sales	78	45		123
	2,841	1,344		4,185
Reconciliation of sales
Elimination of inter-segment sales				(123)
Total consolidated sales				$4,062
Less:
Cost of sales	2,583	1,201
Selling, general and administrative expenses	94	66
Other segment items (a)	4	(5)
Segment EBITDA	$168	$72		$240

Purchases of property, plant and equipment	$116	$38	$7	$161

(a) Other segment items primarily include foreign exchange gains and losses, government assistance, export incentives and the benefit of utilizing non-refundable tax credits purchased at a discount.

(b) Segment net assets include accounts receivable - trade, inventories and accounts payable.

Reconciliation of segment EBITDA to loss from continuing operations before income taxes —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Segment EBITDA	$159	$129	$268	$240
Corporate expense and other items, net	(12)	(19)	(28)	(40)
Depreciation	(89)	(91)	(171)	(170)
Amortization	(3)	(3)	(6)	(7)
Non-service cost components of pension and OPEB costs	(2)	(4)	(4)	(7)
Restructuring charges, net	(11)	(11)	(13)	(16)
Stock compensation expense	(11)	(8)	(23)	(14)
Strategic transaction expenses	(5)	(3)	(6)	(4)
Gain (loss) on sale of property, plant and equipment		(1)	1	(1)
Supplier capacity charge adjustment			19
Loss on divestiture of ownership interests	(7)		(7)
Loss on disposal group previously held for sale		(1)		(30)
Other items	(3)	(1)	(6)	(2)
Earnings (loss) from continuing operations before interest and income taxes	16	(13)	24	(51)
Interest income	3	1	5	4
Interest expense	44	40	83	79
Loss from continuing operations before income taxes	$(25)	$(52)	$(54)	$(126)

Reconciliation of segment net assets to consolidated total assets —

	June 30,	December 31,
	2025	2024
Segment net assets	$1,062	$817
Accounts payable	1,186	1,120
Cash and cash equivalents	486	494
Accounts receivable - Other	218	220
Other current assets	145	148
Current assets of disposal group held for sale	1,090	904
Intangibles	79	80
Deferred tax assets	506	514
Other noncurrent assets	92	118
Investment in affiliates	98	125
Operating lease assets	275	258
Property, plant and equipment, net	1,921	1,831
Noncurrent assets of disposal group held for sale	981	873
Total assets	$8,139	$7,502

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles and driveshafts).

Equity method investments at June 30, 2025 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$58
ROC-Spicer, Ltd.	50%	24
Tai Ya Investment (HK) Co., Limited	50%	5
All others as a group		6
Investments in equity affiliates		93
Investments in affiliates carried at cost		5
Investments in affiliates		$98

On April 25, 2025, we sold our 48% ownership interest in Axles India Limited for $43 in cash. The $19 pre-tax gain on the transaction is included in equity in earnings of affiliates.

On June 6, 2025, we sold our ownership interest in Switch Mobility Limited for $10. The $8 pre-tax loss on the transaction is included in other income (expense), net.

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

Recent Strategic Actions

Cost reduction initiatives — During the fourth quarter of 2024, we announced further actions to support sustained long-term profitability and enhanced cash flow generation. This includes substantial reduction in selling, general and administrative costs and aligning engineering expenses to match current industry dynamics, including the ongoing delay in the adoption of electric vehicles. We expect to deliver annualized savings of $310 through 2026. Approximately $235 of annualized savings is expected be realized through 2025 with an additional $75 realized in 2026. See Note 5 of our consolidated financial statements in Item 1 of Part I for additional information.

Segment realignment — Through December 2024, we managed our operations globally through four operating segments. Our Light Vehicle and Power Technologies segments primarily supported light vehicle original equipment manufacturers (OEMs) with products for light trucks, SUVs, CUVs, vans and passenger cars. Our Commercial Vehicle segment supported the OEMs of on-highway commercial vehicles (primarily trucks and buses), while our Off-Highway segment supported OEMs of off-highway vehicles (primarily wheeled vehicles used in construction, mining and agricultural applications). In the first quarter of 2025, our Power Technologies segment was integrated into our Light Vehicle and Commercial Vehicle segments, streamlining the business, enhancing our go-to-market approach and serving our customers more efficiently. The OEM-facing business was integrated into our Light Vehicle segment while the aftermarket business was integrated into our Commercial Vehicle segment. See Note 19 of our consolidated financial statements in Item 1 of Part I for additional information.

Divestiture of Off-Highway Business — Dana has embarked on a strategic plan to focus on our core on-highway markets, creating a more focused and nimble Dana through the planned divestiture of our Off-Highway business. In June 2025, we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. for $2,732. The sale price is subject to adjustment based on net working capital and net indebtedness balances as of the closing date. The transaction is currently expected to close during the fourth quarter of 2025, subject to satisfaction of regulatory approvals and other customary conditions. We analyzed the quantitative and qualitative factors relevant to the pending divestiture of our Off-Highway business and determined that the conditions for discontinued operations presentation have been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been recast to reflect discontinued operations presentation. See Note 1 and Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Capital Structure Initiatives — Net cash proceeds from the Off-Highway business divestiture will be used to pay down debt, strengthening Dana’s financial position, and provide capital returns to shareholders. On June 8, 2025, Dana’s board of directors approved a program to provide up to a $1,000 return of capital to shareholders through common stock share repurchases and/or special dividends through the end of 2027.

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for on-highway vehicles. The company's portfolio improves the efficiency, performance, and sustainability of light and commercial vehicles. Our technologies include drive systems (axles, driveshafts and transmissions); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle and medium/heavy vehicle markets through two business units – Light Vehicle Systems (Light Vehicle) and Commercial Vehicle Systems (Commercial Vehicle). At June 30, 2025, excluding the Off-Highway business which is presented as a discontinued operation, we employed approximately 28,000 people and operated in 26 countries.

External sales by operating segment for the periods ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$1,335	69.0%	$1,401	68.4%	$2,548	68.6%	$2,763	68.0%
Commercial Vehicle	600	31.0%	646	31.6%	1,168	31.4%	1,299	32.0%
Total	$1,935		$2,047		$3,716		$4,062

See Note 19 to our consolidated financial statements in Item 1 of Part I for further financial information about our operating segments.

Our internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Trends in Our Markets

We serve our customers in two core global end markets: light vehicle, primarily full frame trucks and SUVs; and commercial vehicle, including medium-and heavy-duty trucks and busses. Each of our end-markets has unique cyclical dynamics and market drivers. These cycles are impacted by periods of investment where end-user vehicle fleets are refreshed or expanded in reaction to demand usage patterns, regulatory changes, or when the age of vehicles in service reach their useful life. Key market drivers include regional economic growth rates; cost and availability of end customer financing and industrial output. The current tariff environment has resulted in increased uncertainty in the markets we serve.

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

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2024, production of Class-8 trucks in North America decreased 3% from 2023 reflecting lower demand driven by lower freight volumes and rates. Medium-duty truck production in North America experienced a modest 4% year-over-year increase from 2023. The outlook for 2025 is for a significant decrease in production from the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America increased 41% over 2023, reflecting improved economic conditions in the region. The 2025 outlook for South America reflects relative stability compared to the prior year. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, decreased 5% in 2024. The 2025 outlook for Asia Pacific is for a modest increase in production from the prior year.

Foreign currency — With 44% of our first half of 2025 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 31% of our year-to-date 2025 non-U.S. sales, while Brazil, India, Thailand and China accounted for 14%, 9%, 9% and 7%, respectively. Although sales in South Africa are less than 6% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies weakened against the U.S. dollar in the first half of 2025, decreasing sales by $24, with the effects of a weaker Brazilian real, Indian rupee, Mexican peso and Canadian dollar being partially offset by a stronger Thai baht and euro.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first half of 2025 of approximately $110 are 3% of our consolidated sales and our net asset exposure related to Argentina was approximately $52, including $21 of net fixed assets, at June 30, 2025. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Lower year-over-year commodity prices increased earnings during the first six months of 2025 by $7. Material cost recovery pricing actions decreased earnings in the first six months of 2025 by $12.

Sales, Earnings and Cash Flow Outlook

2025 Outlook
	Continuing	Discontinued
	Operations	Operations
Sales	~$7,400	~$2,500
Adjusted EBITDA	~$575	~$415
Adjusted free cash flow	~$275

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

In June 2025, we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. for $2,732. The sale price is subject to adjustment based on net working capital and net indebtedness balances as of the closing date. The transaction is currently expected to close during the fourth quarter of 2025, subject to satisfaction of regulatory approvals and other customary conditions. While the sale process continues to advance, there can be no assurance that it will result in a transaction.

Summary Consolidated Results of Operations (Second Quarter, 2025 versus 2024)

	Three Months Ended June 30,
	2025		2024
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,935		$2,047		$(112)
Cost of sales	1,797	92.9%	1,930	94.3%	(133)
Gross margin	138	7.1%	117	5.7%	21
Selling, general and administrative expenses	99	5.1%	108	5.3%	(9)
Amortization of intangibles	2		2		—
Restructuring charges, net	11		11		—
Loss on disposal group previously held for sale			(1)		1
Other income (expense), net	(10)		(8)		(2)
Earnings (loss) from continuing operations before interest and income taxes	16		(13)		29
Interest income	3		1		2
Interest expense	44		40		4
Loss from continuing operations before income taxes	(25)		(52)		27
Income tax expense	10		12		(2)
Equity in earnings of affiliates	23		3		20
Net loss from continuing operations	(12)		(61)		49
Net income from discontinued operations	43		77		(34)
Net income	31		16		15
Less: Noncontrolling interests net income from continuing operations	4		5		(1)
Less: Redeemable noncontrolling interests net loss from continuing operations			(5)		5
Net income attributable to the parent company	$27		$16		$11

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	June 30,			Amount of Change Due To
	2025	2024	Increase/ (Decrease)	Currency Effects	Divestiture	Organic Change
North America	$1,157	$1,258	$(101)	$(2)	$—	$(99)
Europe	386	384	2	17		(15)
South America	183	191	(8)	(9)		1
Asia Pacific	209	214	(5)	5	(1)	(9)
Total	$1,935	$2,047	$(112)	$11	$(1)	$(122)

Sales in the second quarter of 2025 were $112 lower than 2024. Stronger international currencies increased sales by $11, principally due to a stronger euro and Thai baht, partially offset by a weaker Brazilian real. The organic sales decrease of $122, or 6%, primarily resulted from lower full-frame light-truck production in North America and lower medium/heavy-truck production volumes in North America and Europe, partially offset by the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and tariff and inflationary costs adjustments, increased sales by $55.

The North America organic sales decrease of 8% was driven principally by lower full-frame light-truck and medium- and heavy-truck production volumes, partially offset by the conversion of sales backlog and net customer pricing and tariff and cost recovery actions. Second quarter 2025 full-frame light-truck production was down 4%, Class 8 production was down 28% and Classes 5-7 was down 31% compared to 2024. Excluding currency effects, sales in Europe were down 4% compared with 2024, reflecting lower electric-vehicle product orders. Excluding currency effects, sales in South America were flat compared to 2024, reflecting flat medium/heavy-duty production volumes. Excluding currency effects, sales in Asia Pacific decreased 4% compared to 2024, reflecting lower electric vehicle related product orders, partially offset by modestly improving medium/heavy-truck production.

Cost of sales and gross margin — Cost of sales for the second quarter of 2025 decreased $133 when compared to 2024. Cost of sales as a percent of sales was 140 basis points lower than in the previous year. Incremental margins from cost reduction initiatives of $52, higher material cost savings of $31, operational efficiencies of $23, lower premium freight costs of $9, lower commodity costs of $8, lower warranty expense of $6 and lower program launch costs of $1 were partially offset by unfavorable product mix, tariff-related impacts of $46, non-material inflation of $39, higher incentive compensation expense of $4 and higher spending on electrification initiatives of $3. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $138 for the second quarter of 2025 increased $21 from 2024. Gross margin as a percent of sales was 7.1% in the second quarter of 2025, 140 basis points higher than in 2024. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs decreasing during the second quarter of 2025, gross margin was positively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the second quarter of 2025 were $99 (5.1% of sales) as compared to $108 (5.3% of sales) in the second quarter of 2024. SG&A expenses were $9 lower in the second quarter of 2025 primarily due to lower salary and employee benefit costs and lower travel and discretionary spending, resulting from global headcount and cost reduction initiatives that commenced during the fourth quarter of 2024.

Amortization of intangibles — Amortization expense was $2 in both the second quarter of 2025 and the second quarter of 2024. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $11 in both the second quarter of 2025 and the second quarter of 2024. See Note 5 of our consolidated financial statements in Item 1 of Part I for additional information.

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

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	June 30,
	2025	2024
Non-service cost components of pension and OPEB costs	$(2)	$(4)
Government assistance	2	3
Foreign exchange gain (loss)	(1)	(6)
Strategic transaction expenses	(5)	(3)
Loss on sale of property, plant and equipment		(1)
Loss on divestiture of ownership interests	(7)
Other, net	3	3
Other income (expense), net	$(10)	$(8)

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. On June 6, 2025, we sold our ownership interest in Switch Mobility Limited, recognizing an $8 pre-tax loss on the transaction. See Note 17 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $3 in the second quarter of 2025 and $1 in the second quarter of 2024. Interest expense increased from $40 in the second quarter of 2024 to $44 in the second quarter of 2025, reflecting higher average outstanding borrowings in 2025. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.8% in both the second quarter of 2025 and the second quarter of 2024.

Income tax expense — We reported income tax expense of $10 and $12 for the second quarter of 2025 and 2024, respectively. Our effective tax rates were (43)% and (23)% for the second quarter of 2025 and 2024, respectively. During the second quarter of 2025, we recorded tax expense of $6 resulting from the sale of Dana's ownership interest in an equity method investment. During the second quarter of 2024, we recorded tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $23 in the second quarter of 2025 and $3 in the second quarter of 2024. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $4 in the second quarter of 2025 and $1 in the second quarter of 2024. On April 25, 2025, we sold our ownership interest in Axles India Limited, recognizing a $19 pre-tax gain on the transaction. See Note 20 of our consolidated financial statements in Item 1 of Part I for additional information.

Net income from discontinued operations — Net income from discontinued operations in the second quarter of 2025 was $34 lower than the second quarter of 2024. The year-over-year second quarter decrease was primarily due to lower sales resulting from weaker global construction/mining equipment and agricultural equipment markets, especially in Europe, and Off-Highway business divesture related costs incurred during the second quarter of 2025. Year-over-year second quarter construction/mining equipment and agricultural equipment production in Europe were down 10% and 5%, respectively. During the second quarter of 2025, $14 of Off-Highway business divesture transaction related costs were attributed to discontinued operations.

Summary Consolidated Results of Operations (Year-to-Date, 2025 versus 2024)

	Six Months Ended June 30,
	2025		2024
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$3,716		$4,062		$(346)
Cost of sales	3,460	93.1%	3,833	94.4%	(373)
Gross margin	256	6.9%	229	5.6%	27
Selling, general and administrative expenses	204	5.5%	222	5.5%	(18)
Amortization of intangibles	4		4		—
Restructuring charges, net	13		16		(3)
Loss on disposal group previously held for sale			(30)		30
Other income (expense), net	(11)		(8)		(3)
Earnings (loss) from continuing operations before interest and income taxes	24		(51)		75
Interest income	5		4		1
Interest expense	83		79		4
Loss from continuing operations before income taxes	(54)		(126)		72
Income tax expense			5		(5)
Equity in earnings of affiliates	25		5		20
Net loss income from continuing operations	(29)		(126)		97
Net income from discontinued operations	90		142		(52)
Net income	61		16		45
Less: Noncontrolling interests net income from continuing operations	9		10		(1)
Less: Redeemable noncontrolling interests net loss from continuing operations			(13)		13
Net income attributable to the parent company	$52		$19		$33

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended
	June 30,			Amount of Change Due To
	2025	2024	Increase/ (Decrease)	Currency Effects	(Divestitures)	Organic Change
North America	$2,205	$2,503	$(298)	$(7)	$—	$(291)
Europe	747	772	(25)	7		(32)
South America	338	363	(25)	(28)		3
Asia Pacific	426	424	2	4	$(1)	(1)
Total	$3,716	$4,062	$(346)	$(24)	$(1)	$(321)

Sales in the first six months of 2025 were $346 lower than 2024. Weaker international currencies decreased sales by $24, principally due to a weaker Brazilian real, Indian rupee, Mexican peso and Canadian dollar, partially offset by a stronger Thai baht and euro. The organic sales decrease of $321, or 8%, primarily resulted from lower full-frame light-truck production volumes in North America and lower medium/heavy-truck production volumes in North America and Europe, partially offset by the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and tariff and inflationary costs adjustments, increased sales by $72.

The North America organic sales decrease of 12% was driven principally by lower full-frame light-truck and medium- and heavy-truck production volumes, partially offset by the conversion of sales backlog and net customer pricing and tariff and cost recovery actions. First six months 2025 full-frame light-truck production was down 6%, Class 8 production was down 22% and Classes 5-7 was down 25% compared to 2024. Excluding currency effects, sales in Europe were down 4% compared with 2024, reflecting lower electric-vehicle product orders. Excluding currency effects, sales in South America were up 1% compared to 2024, reflecting flat medium/heavy-duty production volumes. Excluding currency effects, sales in Asia Pacific were flat compared to 2024, reflecting modestly improving medium/heavy-truck production partially offset by lower electric-vehicle related product orders.

Cost of sales and gross margin — Cost of sales for the first six months of 2025 decreased $373 when compared to 2024. Cost of sales as a percent of sales was 130 basis points lower than in the pervious year. Incremental margins from cost reduction initiatives of $90, higher material cost savings of $59, operational efficiencies of $37, lower premium freight costs of $10, lower commodity costs of $7 and lower warranty expense of $3 were partially offset by unfavorable product mix, tariff-related impacts of $52, non-material inflation of $72, higher spending on electrification initiatives of $4 and higher incentive compensation expense of $1. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $256 for first six months 2025 increased $27 from 2024. Gross margin as a percent of sales was 6.9% in the first six months of 2025, 130 basis points higher than in 2024. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. Despite commodity costs decreasing during the first six months of 2025, gross margin was negatively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first six months of 2025 were $204 (5.5% of sales) as compared to $222 (5.5% of sales) in the first six months of 2024. SG&A expenses were $18 lower in the first six months of 2025 primarily due to lower salary and employee benefit costs and lower travel and discretionary spending, resulting from global headcount and cost reduction initiatives that commenced during the fourth quarter of 2024.

Amortization of intangibles — Amortization expense was $4 in both the first six months of 2025 and the first six months of 2024. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $13 in the first six months of 2025 and $16 in the first six months in 2024. See Note 5 of our consolidated financial statements in Item 1 of Part I for additional information.

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

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Six Months Ended
	June 30,
	2025	2024
Non-service cost components of pension and OPEB costs	$(4)	$(7)
Government assistance	4	4
Foreign exchange gain (loss)	(6)	(6)
Strategic transaction expenses	(6)	(4)
Gain (loss) on sale of property, plant and equipment	1	(1)
Loss on divestiture of ownership interests	(7)
Other, net	7	6
Other income (expense), net	(11)	$(8)

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. On June 6, 2025, we sold our ownership interest in Switch Mobility Limited, recognizing an $8 pre-tax loss on the transaction. See Note 17 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $5 in the first six months of 2025 and $4 in the first six months of 2024. Interest expense increased from $79 in the first six months of 2024 to $83 in the first six months of 2025, reflecting higher average outstanding borrowings in 2025 being partially offset by lower average interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.6% in the first six months of 2025 and 5.8% in the first six months of 2024.

Income tax expense — We reported income tax expense of $0 and $5 for the first six months of 2025 and 2024, respectively. Our effective tax rates were 0% and (4)% for the first six months of 2025 and 2024, respectively. During the first six months of 2025, we recorded a tax benefit of $19 due to a basis difference in a foreign subsidiary as a result of a change in tax status, $9 of tax expense for income tax reserves associated with prior tax years in foreign jurisdictions and expense of $6 resulting from the sale of Dana's ownership interest in an equity method investment. During the first six months of 2024, we recorded tax expense of $11 for valuation allowances related to foreign jurisdictions and expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $25 in the first six months of 2025 and $5 in the first six months of 2024. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $4 in the first six months of 2025 and $1 in the first six months of 2024. On April 25, 2025, we sold our ownership interest in Axles India Limited, recognizing a $19 pre-tax gain on the transaction. See Note 20 of our consolidated financial statements in Item 1 of Part I for additional information.

Net income from discontinued operations — Net income from discontinued operations in the first half of 2025 was $52 lower than the first half of 2024. The year-over-year first half decrease was primarily due to lower sales resulting from weaker global construction/mining equipment and agricultural equipment markets, especially in Europe, and Off-Highway business divesture related costs incurred during the second quarter of 2025. Year-over-year second quarter construction/mining equipment and agricultural equipment production in Europe were down 10% and 5%, respectively. During the first half of 2025, $34 of Off-Highway business divesture transaction related costs were attributed to discontinued operations.

Segment Results of Operations (2025 versus 2024)

Light Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2024	$1,401	$90	6.4%	$2,763	$168	6.1%
Volume and mix	(117)	(31)		(272)	(67)
Divestitures	(1)			(1)
Performance	41	52		55	78
Currency effects	11	1		3	1
2025	$1,335	$112	8.4%	$2,548	$180	7.1%

Light Vehicle sales in the second quarter of 2025, exclusive of divestiture and currency effects, were 5% lower than 2024 reflecting lower production volumes in North America and lower electric-vehicle product orders in Europe and Asia Pacific partially offset by the benefit of net customer pricing and cost and tariff recovery actions and the conversion of sales backlog. Year-over-year North America full-frame light-truck production decreased 4% in this year’s second quarter while light-truck production in Asia Pacific increased 6%. Light-truck production in Europe was flat compared with last year’s second quarter. Light Vehicles sales in the first half of 2025, exclusive of divestiture and currency effects, were 8% lower than 2024 reflecting lower production volumes in North America and lower electric-vehicle product orders in Europe and Asia Pacific partially offset by the benefit of net customer pricing and cost and tariff recovery actions and the conversion of sales backlog. Year-over-year North America full-frame light-truck production decreased 6% in this year’s first half while light-truck production in Asia Pacific increased 8%. Light-truck production in Europe was flat compared with last year’s first half. Net customer pricing and cost and tariff recovery actions increased year-over-year sales by $41 and $55 in this year’s second quarter and first half, respectively.

Light Vehicle second-quarter and first-half 2025 segment EBITDA increased $22 and $12, respectively, from the comparable periods of 2024. Lower sales volumes decreased year-over-year earnings by $31 (26% decremental margin) in the second quarter of 2025. Lower sales volumes decreased year-over-year earnings by $67 (25% decremental margin) in the first half of 2025. The year-over-year performance-related earnings increase in the second quarter of 2025 was driven by net customer pricing and cost and tariff recovery actions of $41, cost reduction initiatives of $22, higher material cost savings of $16, lower premium freight costs of $8, commodity cost decreases of $6 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $17. Partially offsetting these performance-related earnings increases were higher tariff-related costs of $32, inflationary cost increases of $24, higher incentive compensation expense of $1 and higher warranty expense of $1. The year-over-year performance-related earnings increase in the first half of 2025 was driven by net customer pricing and cost and tariff recovery actions of $55, cost reduction initiatives of $39, higher material cost savings of $28, lower premium freight costs of $6, commodity cost decreases of $6, lower incentive compensation expense of $2 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $25. Partially offsetting these performance-related earnings increases were inflationary cost increases of $44, higher tariff-related costs of $36, higher warranty expense of $2 and higher program launch costs of $1.

Commercial Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2024	$646	$39	6.0%	$1,299	$72	5.5%
Volume and mix	(62)	(20)		(126)	(42)
Performance	16	28		22	60
Currency effects				(27)	(2)
2025	$600	$47	7.8%	$1,168	$88	7.5%

Commercial Vehicle sales in the second quarter of 2025, exclusive of currency effects, were 7% lower than 2024 reflecting generally weaker global markets partially offset by the conversion of sales backlog and net customer pricing and cost and tariff recovery actions. Year-over-year Class 8 production in North America was down 28% while Classes 5-7 was down 31% in this year’s second quarter. Year-over-year medium/heavy-truck production in Europe and South America were down 2% and 1%, respectively, while medium/heavy-truck production in Asia Pacific was up 13%. Commercial Vehicle sales in the first half of 2025, exclusive of currency effects, were 8% lower than 2024 reflecting generally weaker global markets partially offset by the conversion of sales backlog and net customer pricing and cost and tariff recovery actions. Year-over-year Class 8 production in North America was down 22% while Classes 5-7 was down 25% in this year’s first half. Year-over-year medium/heavy truck production in Europe was down 9% while medium/heavy truck production in South America and Asia Pacific were up 3% and 9%, respectively. Net customer pricing and cost and tariff recovery actions increased year-over-year sales by $16 and $22 in this year’s second quarter and first half, respectively.

Commercial Vehicle second-quarter and first-half 2025 segment EBITDA increased $8 and $16, respectively, from the comparable periods of 2024. Lower sales volumes decreased year-over-year earnings by $20 (32% decremental margin) in the second quarter of 2025. Lower sales volumes decreased year-over-year earnings by $42 (33% decremental margin) in the first half of 2025. The year-over-year performance-related earnings increase in the second quarter of 2025 was driven by net customer pricing and cost and tariff recovery actions of $16, cost reduction initiatives of $10, higher material cost savings of $7, lower warranty expense of $4, lower premium freights costs of $2, lower program launch costs of $1 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $10. Partially offsetting these performance-related earnings increases were higher tariff-related costs of $9, inflationary costs increases of $8, higher spending on electrification initiatives of $3 and higher incentives compensation expense of $2. The year-over-year performance-related earnings increase in the first half of 2025 was driven by net customer pricing and cost and tariff recovery actions of $22, cost reduction initiatives of $21, higher material costs savings of $15, lower warranty expense of $4, lower premium freight costs of $4, lower program launch costs of $1 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $27. Partially offsetting these performance-related earnings increases were inflationary cost increases of $16, higher tariff-related costs of $11, higher spending on electrification initiatives of $4, commodity cost increases of $2 and higher incentive compensation expense of $1.

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as net income (loss) from continuing operations before interest, income taxes, depreciation, amortization, equity grant expense, restructuring expense, non-service cost components of pension and other postretirement benefits (OPEB) costs and other adjustments not related to our core operations (gain/loss on debt extinguishment, pension settlements, divestitures, impairment, etc.). Adjusted EBITDA is a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. We use adjusted EBITDA in assessing the effectiveness of our business strategies, evaluating and pricing potential acquisitions and as a factor in making incentive compensation decisions. In addition to its use by management, we also believe adjusted EBITDA is a measure widely used by securities analysts, investors and others to evaluate financial performance of our company relative to other Tier 1 automotive suppliers. Adjusted EBITDA should not be considered a substitute for earnings (loss) before income taxes, net income (loss) or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of net loss from continuing operations to adjusted EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss from continuing operations	$(12)	$(61)	$(29)	$(126)
Equity in earnings of affiliates	23	3	25	5
Income tax expense	10	12		5
Loss from continuing operations before income taxes	(25)	(52)	(54)	(126)
Depreciation and amortization	92	94	177	177
Restructuring charges, net	11	11	13	16
Interest expense, net	41	39	78	75
Loss on divestiture of ownership interests	7		7
Supplier capacity charge adjustment			(19)
Loss on disposal group previously held for sale		1		30
Other*	21	17	38	28
Adjusted EBITDA	$147	$110	$240	$200
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

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$32	$215	$(5)	$113
Purchases of property, plant and equipment - Continuing operations	(37)	(104)	(104)	(161)
Purchases of property, plant and equipment - Discontinued operations	(14)	(7)	(22)	(20)
Proceeds from sale of property, plant and equipment - Continuing operations			11
Proceeds from sale of property, plant and equipment - Discontinued operations				4
Adjusted free cash flow	$(19)	$104	$(120)	$(64)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at June 30, 2025:

Cash and cash equivalents	$486
Additional cash availability from Revolving Facility	615
Total liquidity	$1,101

We had availability of $615 at June 30, 2025 under our Revolving Facility after deducting $525 of outstanding borrowings and $10 of outstanding letters of credit.

The components of our June 30, 2025 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$388	$388
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	97	98
Consolidated cash balance	$1	$485	$486

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

At June 30, 2025, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

In June 2025, we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. for $2,732. The sale price is subject to adjustment based on net working capital and net indebtedness balances as of the closing date. The transaction is currently expected to close during the fourth quarter of 2025, subject to satisfaction of regulatory approvals and other customary conditions. Net cash proceeds from the Off-Highway business divestiture will be used to pay down debt, strengthening Dana’s financial position, and provide capital returns to shareholders. On June 8, 2025, Dana’s board of directors approved a program to provide up to a $1,000 return of capital to shareholders through common stock share repurchases and/or special dividends through the end of 2027.

On July 31, 2025, we amended our credit and guaranty agreement to include a $250 Term A Facility. The Term A Facility matures at the earlier of five days after the consummation of the Off-Highway business sale or July 30, 2026. We are required to make quarterly installments on the Term A facility on the last day of each quarter commencing on December 31, 2025 in an amount equal to 10% of the original amount borrowed adjusted for any prepayments. On July 31, 2025, we fully drew the Term A Facility and used the proceeds to pay down outstanding borrowings on our Revolving Facility. See Note 12 of our consolidated financial statements in Item 1 of Part I for additional information

The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) borrowings from our Revolving Facility and (iv) net cash proceeds from the sale of the Off-Highway business. We believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity.

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Six Months Ended
	June 30,
	2025	2024
Net cash provied by (used in) operating activities	$(5)	$113
Net cash used in investing activities	(60)	(177)
Net cash provided by (used in) financing activities	1	(30)
Net decrease in cash, cash equivalents and restricted cash	$(64)	$(94)

Operating activities — Exclusive of working capital, other cash provided by continuing operations was $171 in 2025 and $113 in 2024. The year-over-year increase is primarily attributable to higher operating earnings in 2025.

Continuing operations working capital used cash of $202 and $181 in 2025 and 2024. Cash of $134 and $164 was used to finance receivables in 2025 and 2024. Lower inventory levels provided cash of $48 in 2025 while cash of $45 was used to fund higher inventory levels in 2024. Decrease in accounts payable and other net liabilities used cash of $116 in 2025 while increases in accounts payable and other net liabilities provided cash of $28 in 2024. Operating activities of discontinued operations generated cash of $26 and $181 in 2025 and 2024.

Investing activities — Expenditures for property, plant and equipment by continuing operations were $104 and $161 in 2025 and 2024. The decrease in capital spending during 2025 is primarily due to lower year-over-year program launches and a continued focus on rationalizing capital investments. On April 25, 2025, we sold our ownership interest in Axles India Limited for $43. On June 6, 2025, we sold our ownership interest in Switch Mobility Limited for $10. Investing activities of discontinued operations used cash of $22 and $16 in 2025 and 2024.

Financing activities — During 2025, we had net borrowings on our Revolving Facility of $525. During 2025, we redeemed the remaining $200 of our April 2025 Notes. During 2024, we paid the $25 note payable due to the former owners of SME S.p.A. We used cash of $29 for dividend payments to common stockholders during both 2025 and 2024. Distributions to noncontrolling interests totaled $3 in 2025 and $5 in 2024. During 2025, we used cash of $257 to repurchase common shares under our share repurchase program. During 2025, we used cash of $14 to settle swaps associated with our April 2025 Notes. Hydro-Québec made cash contributions to Dana TM4 of $18 in 2024. During 2024, we received $11 from Hydro-Québec, which represents deferred purchase consideration associated with their acquisition of a 45% ownership interest in SME S.p.A. from Dana.

Off-Balance Sheet Arrangements

There have been no material changes at June 30, 2025 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2024 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2024 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2024 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the six months ended June 30, 2025. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first six months of 2025.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2024 Form 10-K other than as set forth below.

The sale of our Off-Highway business is subject to the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, may require significant time and attention of our management, and may not achieve the intended benefits.

In June 2025, we entered into a definitive agreement to sell our Off-Highway business to Allison. Completion of the sale is contingent upon certain conditions, including regulatory approvals. Failure to meet these conditions or other unanticipated developments could delay or prevent the proposed sale or cause the proposed sale to occur on terms or conditions that are less favorable than anticipated. We may not be able to achieve the full strategic and financial benefits that we anticipate to result from the sale, or such benefits may be delayed or not occur at all. We also expect to incur significant expenses in connection with the sale. In addition, completion of the proposed sale may require significant amounts of management’s time and effort, which may divert management’s attention from other aspects of our business operations and other initiatives. We may experience negative reactions from the financial markets if we do not complete the sale in a reasonable time period. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On June 8, 2025 our Board of Directors approved a stock repurchase program of up to an aggregate of $1,000 less any amount of special dividends distributed in connection with the sale of Off-Highway. The program expires on December 31, 2027. The following table summarizes our purchases of common stock during the second quarter of 2025.

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2025	—	—	—	$—
May 1 - May 31, 2025	—	—	—	$—
June 1 - June 30, 2025	14,607,283	$17.58	14,607,283	$743

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 6. Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of June 11, 2025, by and between Dana Incorporated and Allison Transmission Holdings, Inc. Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed June 13, 2025 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Furnished with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	August 11, 2025	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer