Form 10-Q
period 2025-09-30
DANA Inc
filed 2025-10-31
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2025

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

There were 116,837,366 shares of the registrant’s common stock outstanding at October 24, 2025.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$1,917	$1,897	$5,633	$5,960
Costs and expenses
Cost of sales	1,751	1,775	5,211	5,609
Selling, general and administrative expenses	87	106	291	328
Amortization of intangibles	2	2	6	6
Restructuring charges, net	4	20	17	36
Gain (loss) on disposal group previously held for sale		4		(26)
Other income (expense), net	(20)	(6)	(31)	(14)
Earnings (loss) from continuing operations before interest and income taxes	53	(8)	77	(59)
Interest income	3	5	8	9
Interest expense	47	38	130	117
Income (loss) from continuing operations before income taxes	9	(41)	(45)	(167)
Income tax benefit	(2)	(18)	(2)	(13)
Equity in earnings of affiliates	2	2	27	7
Net income (loss) from continuing operations	13	(21)	(16)	(147)
Net income from discontinued operations	74	32	164	174
Net income	87	11	148	27
Less: Noncontrolling interests net income from continuing operations	4	7	13	17
Less: Redeemable noncontrolling interests net loss from continuing operations				(13)
Net income attributable to the parent company	$83	$4	$135	$23

Net income per share available to common stockholders
Basic earnings (loss) per share from continuing operations	$0.07	$(0.19)	$(0.21)	$(1.04)
Basic earnings per share from discontinued operations	0.58	0.22	1.18	1.20
Basic earnings per share	$0.65	$0.03	$0.97	$0.16

Diluted earnings (loss) per share from continuing operations	$0.07	$(0.19)	$(0.21)	$(1.04)
Diluted earnings per share from discontinued operations	0.57	0.22	1.18	1.20
Diluted earnings per share	$0.64	$0.03	$0.97	$0.16

Weighted-average common shares outstanding
Basic	128.4	145.0	139.2	144.9
Diluted	130.8	145.0	139.2	144.9

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$13	$(21)	$(16)	$(147)
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments	2	16	49	(45)
Hedging gains and losses	6	(6)	47	(34)
Defined benefit plans	1	1	1	6
Other comprehensive income (loss) from continuing operations	9	11	97	(73)
Total comprehensive income (loss) from continuing operations	22	(10)	81	(220)
Net income from discontinued operations	74	32	164	174
Other comprehensive income (loss) from discontinued operations, net of tax:
Currency translation adjustments	(10)	(2)	(2)	(7)
Hedging gains and losses		(1)	1	(1)
Other comprehensive loss from discontinued operations	(10)	(3)	(1)	(8)
Total comprehensive income from discontinued operations	64	29	163	166
Total comprehensive income (loss)	86	19	244	(54)
Less: Comprehensive income from continuing operations attributable to noncontrolling interests	(3)	(7)	(14)	(16)
Less: Comprehensive loss from continuing operations attributable to redeemable noncontrolling interests				17
Comprehensive income (loss) attributable to the parent company	$83	$12	$230	$(53)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$414	$494
Accounts receivable
Trade, less allowance for doubtful accounts of $16 in 2025 and $13 in 2024	1,184	890
Other	228	220
Inventories	1,112	1,047
Other current assets	151	148
Current assets of disposal group held for sale	1,040	904
Total current assets	4,129	3,703
Intangibles	74	80
Deferred tax assets	541	514
Other noncurrent assets	96	118
Investments in affiliates	96	125
Operating lease assets	310	256
Property, plant and equipment, net	1,887	1,830
Noncurrent assets of disposal group held for sale	975	876
Total assets	$8,108	$7,502

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$630	$8
Current portion of long-term debt	22	214
Accounts payable	1,206	1,120
Accrued payroll and employee benefits	201	176
Taxes on income	64	68
Current portion of operating lease liabilities	41	34
Other accrued liabilities	301	314
Current liabilities of disposable group held for sale	693	626
Total current liabilities	3,158	2,560
Long-term debt, less debt issuance costs of $17 in 2025 and $19 in 2024	2,565	2,387
Noncurrent operating lease liabilities	274	231
Pension and postretirement obligations	257	233
Other noncurrent liabilities	297	321
Noncurrent liabilities of disposal group held for sale	219	185
Total liabilities	6,770	5,917
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	188	189
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 121,917,210 and 144,993,614 shares outstanding	1	2
Additional paid-in capital	1,863	2,282
Retained earnings	297	204
Treasury stock, at cost (1,330,258 and 837,803 shares)	(21)	(13)
Accumulated other comprehensive loss	(1,047)	(1,142)
Total parent company stockholders' equity	1,093	1,333
Noncontrolling interests	57	63
Total equity	1,150	1,396
Total liabilities, redeemable noncontrolling interests and equity	$8,108	$7,502

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net income	$148	$27
Less: Net income from discontinued operations	164	174
Net loss from continuing operations	(16)	(147)
Depreciation	257	253
Amortization	9	10
Amortization of deferred financing charges	4	4
Earnings of affiliates, net of dividends received	(4)	(4)
Stock compensation expense	31	21
Deferred income taxes	(67)	16
Pension expense, net	(1)	6
Change in working capital	(212)	(219)
Change in other noncurrent assets and liabilities	(56)	(6)
Loss on disposal group previously held for sale		26
Loss on divestiture of ownership interests	(12)
Other, net	8	(4)
Net cash used in operating activities from continuing operations	(59)	(44)
Net cash provided by operating activities from discontinued operations	165	192
Net cash provided by (used in) operating activities	106	148
Investing activities
Purchases of property, plant and equipment	(153)	(198)
Proceeds from sale of property, plant and equipment	12	3
Proceeds from sale of investments	57
Settlements of undesignated derivatives	(15)	(5)
Other, net		2
Net cash used in investing activities from continuing operations	(99)	(198)
Net cash used in investing activities from discontinued operations	(31)	(7)
Net cash used in investing activities	(130)	(205)
Financing activities
Net change in short-term debt	622
Proceeds from long-term debt		1
Repayment of long-term debt	(216)	(35)
Dividends paid to common stockholders	(42)	(43)
Repurchases of common stock	(439)
Distributions to noncontrolling interests	(14)	(17)
Collection of note receivable from noncontrolling interest		11
Contributions from redeemable noncontrolling interests		18
Swap settlements	(14)
Other, net	(8)	9
Net cash provided by (used in) financing activities	(111)	(56)
Net decrease in cash, cash equivalents and restricted cash	(135)	(113)
Cash, cash equivalents and restricted cash – beginning of period	512	563
Effect of exchange rate changes on cash balances	52	(15)
Cash, cash equivalents and restricted cash – end of period (Note 6)	$429	$435

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$29	$53

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

Recently adopted accounting pronouncements

We did not adopt any new accounting pronouncements during the nine months ended September 30, 2025.

Recently issued accounting pronouncements

In September 2025, Financial Accounting Standards Board (FASB) issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates the sequential software development-stage model and requires capitalization when management authorizes and commits to funding a software project and determines it is probable of completion. In evaluating whether it is probable the project will be completed, management is required to consider whether there is significant uncertainty associated with the development activities of the software. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of the guidance on the consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient that allows entities to assume conditions existing at the balance-sheet date will remain constant over the remaining life of current accounts receivable and contract assets arising from revenue transactions. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2025, including interim periods within those annual reporting periods, with early adoption permitted. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires public entities to disclose detailed components of income statement expenses, such as inventory purchases, employee compensation, depreciation and amortization within relevant expense captions. Companies are also required to explain amounts not disaggregated and define and disclose total selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently evaluating the impact of the guidance on our financial statement disclosures.

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

The major classes of line items included in net income from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$625	$619	$1,888	$2,103
Cost of sales	500	496	1,539	1,710
Selling, general and administrative expenses	23	24	78	73
Amortization of intangibles		1	2	4
Restructuring charges, net		4	2	5
Other income (expense), net	(7)	2	(32)	10
Earnings from discontinued operations before interest and income taxes	95	96	235	321
Interest income	1	(1)	3	1
Interest expense	1	1	1	1
Earnings from discontinued operations before income taxes	95	94	237	321
Income tax expense	21	62	73	147
Net income from discontinued operations	$74	$32	$164	$174

During the three and nine months ended September 2025, we incurred $20 and $54, respectively, of Off-Highway business divestiture transaction related costs. These costs were attributed to discontinued operations and included in other income (expense), net in the table above.

The carrying amounts of the major classes of assets and liabilities of our Off-Highway business are as follows:

	September 30,	December 31,
	2025	2024
Accounts receivable - Trade	$385	$305
Accounts receivable - Other	40	41
Inventories	543	500
Other current assets	72	58
Current assets of disposal group held for sale	$1,040	$904

Goodwill	$270	$250
Intangibles	72	70
Deferred tax assets	90	64
Other noncurrent assets	46	71
Operating lease assets	43	37
Property, plant and equipment, net	454	384
Noncurrent assets of disposal group held for sale	$975	$876

Current portion of long-term debt	$2	$—
Accounts payable	431	402
Accrued payroll and employee benefits	80	60
Taxes on income	3
Current portion of operating lease liabilities	10	10
Other accrued liabilities	167	154
Current liabilities of disposal group held for sale	$693	$626

Long-term debt	$32	$2
Noncurrent operating lease liabilities	34	27
Pension and postretirement obligations	64	62
Other noncurrent liabilities	89	94
Noncurrent liabilities of disposal group held for sale	$219	$185

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

Note 4. Intangible Assets

Components of intangible assets —

		September 30, 2025			December 31, 2024
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	10	$50	$(30)	$20	$47	$(25)	$22
Trademarks and trade names	16	3	(3)		2	(2)
Customer relationships	10	66	(51)	15	65	(45)	20
Non-amortizable intangible assets
Trademarks and trade names		39		39	38		38
		$158	$(84)	$74	$152	$(72)	$80

Net carrying amounts of intangible assets attributable to each of our operating segments—

September 30, 2025
Light Vehicle	$9
Commercial Vehicle	65
$74

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Charged to cost of sales	$1	$1	$3	$4
Charged to amortization of intangibles	2	2	6	6
Total amortization	$3	$3	$9	$10

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

During 2024, we announced actions to consolidate certain manufacturing facilities along with global headcount reductions focused on reducing engineering and overhead costs in response to market dynamics, including delays in the adoption of electric vehicles. During 2025, we continued to execute on these initiatives.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, June 30, 2025	$38	$—	$38
Charges to restructuring	5	2	7
Adjustments of accruals	(3)		(3)
Cash payments	(7)	(2)	(9)
Currency impact	(1)		(1)
Balance, September 30, 2025	$32	$—	$32

Balance, December 31, 2024	$44	$1	$45
Charges to restructuring	18	5	23
Adjustments of accruals	(6)		(6)
Cash payments	(26)	(6)	(32)
Currency impact	2		2
Balance, September 30, 2025	$32	$—	$32

At September 30, 2025, the accrued employee termination benefits include costs to reduce approximately 600 employees to be completed over the next year.

Note 6. Supplemental Balance Sheet and Cash Flow Information

Supplier finance programs —

As of September 30, 2025 and December 31, 2024, we had $60 and $46, respectively, of confirmed obligations subject to supplier finance programs presented as accounts payable within total current liabilities on the consolidated balance sheet.

Inventory components —

	September 30, 2025	December 31, 2024
Raw materials	$497	$456
Work in process and finished goods	615	591
Total	$1,112	$1,047

Cash, cash equivalents and restricted cash —

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$414	$494	$419	$529
Restricted cash included in other current assets	5	9	6	23
Restricted cash included in other noncurrent assets	10	9	10	11
Total cash, cash equivalents and restricted cash	$429	$512	$435	$563

Note 7. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of ten cents per share of common stock in the first, second and third quarters of 2025. Dividends accrue on restricted stock units (RSUs) and performance share units (PSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On June 8, 2025 our Board of Directors approved a stock repurchase program of up to an aggregate of $1,000 less any amount of special dividends distributed in connection with the sale of the Off-Highway business. The program expires on December 31, 2027. On June 17, 2025, pursuant to the program, we spent $251 to repurchase 14,286,505 shares of our common stock from the Icahn Group, which represented all of the shares held by the Icahn Group. Additionally, under the program, we repurchased 9,519,423 and 9,840,201 shares of our common stock at an aggregate cost of $187 and $193 for the three and nine months ended September 30, 2025 through open market transactions. Approximately $556 remained available under the program for future share repurchases as of September 30, 2025.

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

Changes in equity —

2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2024	$2	$2,282	$204	$(13)	$(1,142)	$63	$1,396
Net income			25			5	30
Other comprehensive income					32		32
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Stock compensation		12					12
Stock withheld for employee taxes				(8)			(8)
Balance, March 31, 2025	2	2,294	214	(21)	(1,110)	67	1,446
Net income			27			4	31
Other comprehensive income					63	2	65
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(2)	(2)
Repurchase and retirement of shares	(1)	(258)					(259)
Sale of noncontrolling interests						(5)	(5)
Stock compensation		9					9
Balance, June 30, 2025	1	2,045	226	(21)	(1,047)	66	1,270
Net income			83			4	87
Other comprehensive loss					—	(1)	(1)
Common stock dividends and dividend equivalents			(13)				(13)
Distributions to noncontrolling interests						(12)	(12)
Repurchase and retirement of shares		(189)					(189)
Redeemable noncontrolling interests adjustment to redemption value			1				1
Stock compensation		7					7
Balance, September 30, 2025	$1	$1,863	$297	$(21)	$(1,047)	$57	$1,150

2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2023	$2	$2,255	$317	$(9)	$(990)	$62	$1,637
Net income			3			5	8
Other comprehensive loss					(17)	(1)	(18)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(8)				(8)
Stock compensation		5					5
Stock withheld for employee taxes				(4)			(4)
Balance, March 31, 2024	2	2,260	297	(13)	(1,007)	65	1,604
Net income			16			5	21
Other comprehensive loss					(67)		(67)
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Redeemable noncontrolling interests adjustment to redemption value			(5)				(5)
Stock compensation		7					7
Balance, June 30, 2024	2	2,267	293	(13)	(1,074)	69	1,544
Net income			4			7	11
Other comprehensive loss					8		8
Common stock dividends and dividend equivalents			(14)				(14)
Distributions to noncontrolling interests						(13)	(13)
Stock compensation		7					7
Balance, September 30, 2024	$2	$2,274	$283	$(13)	$(1,066)	$63	$1,543

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2025	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(977)	$(29)	$(136)	$(1,142)
Currency translation adjustments	14			14
Holding gains and losses		(11)		(11)
Reclassification of amount to net income (a)		34		34
Tax expense		(5)		(5)
Other comprehensive income	14	18	—	32
Balance, March 31, 2025	(963)	(11)	(136)	(1,110)
Currency translation adjustments	39			39
Reclassification of amount to net income (a)		30		30
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(6)	(1)	(7)
Other comprehensive income	39	24	—	63
Balance, June 30, 2025	(924)	13	(136)	(1,047)
Currency translation adjustments	(7)			(7)
Holding gains and losses		16		16
Reclassification of amount to net income (a)		(8)		(8)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(2)		(2)
Other comprehensive income (loss)	(7)	6	1	—
Balance, September 30, 2025	$(931)	$19	$(135)	$(1,047)

	Parent Company Stockholders
2024	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(868)	$20	$(142)	$(990)
Currency translation adjustments	(16)			(16)
Holding gains and losses		9		9
Reclassification of amount to net income (a)		(11)		(11)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Other comprehensive income (loss)	(16)	(2)	1	(17)
Balance, March 31, 2024	(884)	18	(141)	(1,007)
Currency translation adjustments	(45)			(45)
Holding gains and losses		(23)		(23)
Reclassification of amount to net income (a)		(8)		(8)
Other			3	3
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			2	2
Tax (expense) benefit		5	(1)	4
Other comprehensive income (loss)	(45)	(26)	4	(67)
Balance, June 30, 2024	(929)	(8)	(137)	(1,074)
Currency translation adjustments	14			14
Holding gains and losses		(35)		(35)
Reclassification of amount to net income (a)		26		26
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		2		2
Other comprehensive income (loss)	14	(7)	1	8
Balance, September 30, 2024	$(915)	$(15)	$(136)	$(1,066)

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

Reconciliation of changes in redeemable noncontrolling interests —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance, beginning of period	$189	$205	$189	$191
Capital contribution from redeemable noncontrolling interests				18
Adjustment to redemption value	(1)		(1)	13
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests				(13)
Other comprehensive loss attributable to redeemable noncontrolling interests				(4)
Balance, end of period	$188	$205	$188	$205

Note 9. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$13	$(21)	$(16)	$(147)
Less: Noncontrolling interests net income from continuing operations	4	7	13	17
Less: Redeemable noncontrolling interests net loss from continuing operations				(13)
Net income (loss) from continuing operations attributable to the parent company	9	(28)	(29)	(151)
Net income from discontinued operations	74	32	164	174
Net income attributable to the parent company	$83	$4	$135	$23

Denominator:
Weighted-average common shares outstanding - Basic	128.4	145.0	139.2	144.9
Employee compensation-related shares	2.4	—	—	—
Weighted-average common shares outstanding - Diluted	130.8	145.0	139.2	144.9

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 and 0.5 million CSEs from the calculation of diluted earnings per share for the third quarters of 2025 and 2024 and excluded 0.1 million and 2.4 million of CSEs for the respective year-to-date periods as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.1 million for the third quarter of 2024 and excluded 1.9 million for the year-to-date 2025 period as a result of the loss from continuing operations for these periods.

Note 10. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs and performance share units (PSUs) shown in the table below during the nine months ended September 30, 2025.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	1.0	$16.23
PSUs	0.4	$18.70

* Weighted-average per share

We calculated the fair value of the RSUs at grant date based on the closing market price of our common stock at the date of grant. The number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. For the portion of the award based on financial metrics, we estimated the fair value of the PSUs at grant date based on the closing market price of our common stock at the date of grant. For the portion of the award based on shareholder returns, we estimated the fair value of the PSUs at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the three-year performance period. The risk-free interest rate of 4.23% was based on U.S. Treasury constant maturity rates at the grant date. The estimated volatility of 49.1% was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date. During the nine months ended September 30, 2025, the Company amended the PSU awards to accrue dividends, which are subject to the same vesting and forfeiture conditions as the original award. The incremental compensation cost resulting from this modification is not material.

During the nine months ended September 30, 2025, we paid $2.4 and $0.4 of cash to settle RSUs and PSUs and issued 1.0 and 0.2 million shares of common stock based on the vesting of RSUs and PSUs, respectively. We recognized stock compensation expense of $8 and $7 in the third quarters of 2025 and 2024 and expense of $31 and $21  during the respective year-to-date periods of 2025 and 2024. At September 30, 2025, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $26. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Note 11. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost —

	Pension				OPEB
	2025		2024		2025	2024
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$4	$2	$5	$2	$1	$1
Expected return on plan assets	(6)		(6)	(1)
Service cost		1		1
Amortization of net actuarial loss (gain)	2		2			(1)
Termination benefit			3
Net periodic benefit cost	$—	$3	$4	$2	$1	$—

Nine Months Ended September 30,
Interest cost	$14	$7	$15	$8	$2	$2
Expected return on plan assets	(17)	(1)	(18)	(2)
Service cost		3		3
Amortization of net actuarial loss (gain)	4		5	1	(2)	(2)
Termination benefit			3
Net periodic benefit cost	$1	$9	$5	$10	$—	$—

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 12. Financing Agreements

Long-term debt at —

	Interest Rate		September 30, 2025	December 31, 2024
Senior Notes due April 15, 2025	5.750%	*	$—	$200
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		381	337
Senior Notes due September 1, 2030	4.250%		400	400
Senior Euro Notes due July 15, 2031	8.500%		499	440
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			174	93
Debt issuance costs			(17)	(19)
			2,587	2,601
Less: Current portion of long-term debt			22	214
Long-term debt, less debt issuance costs			$2,565	$2,387

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

At  September 30, 2025, we had $375 of outstanding borrowings under the Revolving Facility and had utilized $10 for letters of credit. We had availability at September 30, 2025 under the Revolving Facility of $765 after deducting outstanding borrowings and letters of credit.

Debt covenants — At September 30, 2025, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 13. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheets at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	September 30, 2025	December 31, 2024
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$23	$9
Cash flow hedges	Other accrued liabilities	2	8	27
Undesignated	Accounts receivable - Other	2	3	8
Undesignated	Other accrued liabilities	2	7	13
Currency swaps
Cash flow hedges	Other noncurrent assets	2		23
Cash flow hedges	Other noncurrent liabilities	2	24
Undesignated	Other noncurrent liabilities	2	4	5

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheets at fair value are as follows:

		September 30, 2025		December 31, 2024
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,416	$2,464	$2,510	$2,492

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

The following fixed-to-fixed cross-currency swaps were outstanding at September 30, 2025:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $915 at September 30, 2025 and $1,147 at December 31, 2024. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $712 at September 30, 2025 and $951 at December 31, 2024.

The following currency derivatives were outstanding at September 30, 2025:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	euro, Canadian dollar, Mexican peso	$321	$48	$369	Sep-2026
Euro	U.S. dollar, Australian dollar, Swiss franc, British pound, Hungarian forint, Mexican peso, Swedish krona	292	7	299	Sep-2027
Indian rupee	U.S. dollar, euro, British pound		73	73	Sep-2026
Brazilian real	U.S. dollar, euro	28	11	39	Apr-2026
South African rand	U.S. dollar, euro, Thai baht		37	37	Feb-2026
Canadian dollar	U.S. dollar	22	6	28	May-2026
Thai baht	U.S. dollar	3	18	21	Dec-2025
British pound	U.S. dollar, euro	37	5	42	Sep-2026
Mexican peso	U.S. dollar		6	6	Oct-2025
Australian dollar	U.S. dollar, euro		1	1	Oct-2025
Total forward contracts		703	212	915

U.S. dollar	euro	326	198	524	Nov-2027
Euro	U.S. dollar		188	188	Jun-2026
Total currency swaps		326	386	712
Total currency derivatives		$1,029	$598	$1,627

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	September 30, 2025	December 31, 2024	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$22	$(35)	$22
Cross-Currency Swaps	1	(3)
Total	$23	$(38)	$22

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
Net sales	$1,917	$1,897	$5,633	$5,960
Cost of sales	1,751	1,775	5,211	5,609
Other income (expense), net	(20)	(6)	(31)	(14)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(3)	(1)	9	(17)
Other income (expense), net	(3)	3	(3)	18
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(2)	24	50	6

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Not Designated as Hedging Instruments	2025	2024	2025	2024
Gain (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$1	$—	$1	$2
Other income (expense), net	(8)	10	(25)	9

Net investment hedges — We periodically designate derivative contracts or underlying non-derivative financial instruments as net investment hedges. With respect to contracts designated as net investment hedges, we apply the forward method, but for non-derivative financial instruments designated as net investment hedges, we apply the spot method. Under both methods, we report changes in fair value in the cumulative translation adjustment (CTA) component of OCI during the period in which the contracts remain outstanding to the extent such contracts and non-derivative financial instruments remain effective. During the second quarter of 2024, we entered into foreign currency forwards with a notional value of $100 that we designated as a net investment hedge of the foreign currency exposure related to a China renminbi denominated subsidiary. These forwards matured in September 2025. During the third quarter of 2024, we entered into foreign currency forwards with a notional value of $122 that we designated as a net investment hedge of the foreign currency exposure related to a euro denominated subsidiary. These forwards will mature in November 2025.

Note 14. Commitments and Contingencies

Environmental liabilities — Accrued environmental liabilities were $14 at  September 30, 2025 and $13 at  December 31, 2024. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance, beginning of period	$84	$86	$88	$86
Amounts accrued for current period sales	9	9	27	25
Adjustments of prior estimates		3	5	12
Settlements of warranty claims	(13)	(15)	(41)	(39)
Currency impact		1	1
Balance, end of period	$80	$84	$80	$84

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

We reported income tax benefit of $2 and $18 for the third quarters of 2025 and 2024 and income tax benefit of $2 and $13 for the respective year-to-date periods. Our effective tax rates were (4)% and (8)% for the nine months ended September 30, 2025 and 2024. During the first nine months of 2025, we recorded a tax benefit of $27 to release valuation allowance on certain U.S. federal attributes, $19 of tax benefit due to a basis difference in a foreign subsidiary as a result of a change in tax status, $9 of tax expense for income tax reserves associated with prior tax years in foreign jurisdictions, $6 of tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions and expense of $6 resulting from the sale of Dana's ownership interest in an equity method investment. During the first nine months of 2024, we recorded tax expense of $11 for valuation allowances related to foreign jurisdictions and tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the provisions of the Act and reflected the impact during the three months ended September 30, 2025, which resulted in a tax benefit for the valuation allowance release on U.S. federal attributes, as discussed above. The Company will continue to evaluate the impact of these legislative changes as more guidance becomes available.

Note 17. Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Non-service cost components of pension and OPEB costs	$(3)	$(5)	$(7)	$(12)
Government assistance	1		5	4
Foreign exchange gain (loss)	(5)	(3)	(11)	(9)
Strategic transaction expenses	(6)	2	(12)	(2)
Gain (loss) on sale of property, plant and equipment	(1)	1
Loss on divestiture of ownership interests			(7)
Other, net	(6)	(1)	1	5
Other income (expense), net	$(20)	$(6)	$(31)	$(14)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. During the third quarter of 2024, we received a transaction break fee related to the failed sale of our European hydraulics business to HPIH S.à.r.l. See Note 3 for additional information.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $7 and $4 recorded in other current assets and $17 and $27 recorded in other noncurrent assets at September 30, 2025 and December 31, 2024.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms and upfront payments from customers related to multi-year programs. We had $5 and $6 recorded in other accrued liabilities and $10 and $1 recorded on other noncurrent liabilities at September 30, 2025 and December 31, 2024.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Light Vehicle
North America	$971	$849	$2,716	$2,759
Europe	172	186	544	576
South America	57	69	163	197
Asia Pacific	153	181	478	517
Total	$1,353	$1,285	$3,901	$4,049

Commercial Vehicle
North America	$218	$270	$678	$863
Europe	185	176	560	558
South America	121	120	353	356
Asia Pacific	40	46	141	134
Total	$564	$612	$1,732	$1,911

Total
North America	$1,189	$1,119	$3,394	$3,622
Europe	357	362	1,104	1,134
South America	178	189	516	553
Asia Pacific	193	227	619	651
Total	$1,917	$1,897	$5,633	$5,960

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

Segment information —

	Light	Commercial
Three months ended September 30, 2025	Vehicle	Vehicle	Corporate	Total
External sales	$1,353	$564		$1,917
Inter-segment sales	33	20		53
	1,386	584		1,970
Reconciliation of sales
Elimination of inter-segment sales				(53)
Total consolidated sales				$1,917
Less:
Cost of sales	1,214	500
Selling, general and administrative expenses	37	32
Other segment items (a)	(9)	(1)
Segment EBITDA	$126	$51		$177

Purchases of property, plant and equipment	$34	$13	$2	$49
Segment net assets (b) - September 30, 2025	$620	$550	$(80)	$1,090

	Light	Commercial
Three months ended September 30, 2024	Vehicle	Vehicle	Corporate	Total
External sales	$1,285	$612		$1,897
Inter-segment sales	39	23		62
	1,324	635		1,959
Reconciliation of sales
Elimination of inter-segment sales				(62)
Total consolidated sales				$1,897
Less:
Cost of sales	1,195	558
Selling, general and administrative expenses	46	32
Other segment items (a)	(1)	—
Segment EBITDA	$82	$45		$127

Purchases of property, plant and equipment	$34	$—	$3	$37
Segment net assets (b) - December 31, 2024	$463	$426	$(72)	$817

	Light	Commercial
Nine months ended September 30, 2025	Vehicle	Vehicle	Corporate	Total
External sales	$3,901	$1,732		$5,633
Inter-segment sales	104	62		166
	4,005	1,794		5,799
Reconciliation of sales
Elimination of inter-segment sales				(166)
Total consolidated sales				$5,633
Less:
Cost of sales	3,570	1,552
Selling, general and administrative expenses	122	101
Other segment items (a)	(7)	(2)
Segment EBITDA	$306	$139		$445

Purchases of property, plant and equipment	$113	$29	$11	$153

	Light	Commercial
Nine months ended September 30, 2024	Vehicle	Vehicle	Corporate	Total
External sales	$4,049	$1,911		$5,960
Inter-segment sales	116	68		184
	4,165	1,979		6,144
Reconciliation of sales
Elimination of inter-segment sales				(184)
Total consolidated sales				$5,960
Less:
Cost of sales	3,778	1,759
Selling, general and administrative expenses	140	98
Other segment items (a)	3	(5)
Segment EBITDA	$250	$117		$367

Purchases of property, plant and equipment	$150	$38	$10	$198

(a) Other segment items primarily include foreign exchange gains and losses, government assistance and export incentives.

(b) Segment net assets include accounts receivable - trade, inventories and accounts payable.

Reconciliation of segment EBITDA to loss from continuing operations before income taxes —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Segment EBITDA	$177	$127	$445	$367
Corporate expense and other items, net	(15)	(16)	(43)	(56)
Depreciation	(86)	(83)	(257)	(253)
Amortization	(3)	(3)	(9)	(10)
Non-service cost components of pension and OPEB costs	(3)	(5)	(7)	(12)
Restructuring charges, net	(4)	(20)	(17)	(36)
Stock compensation expense	(8)	(7)	(31)	(21)
Strategic transaction expenses	(6)	2	(12)	(2)
Gain (loss) on sale of property, plant and equipment	(1)	1
Supplier capacity charge adjustment	2		21
Loss on divestiture of ownership interests			(7)
Loss on disposal group previously held for sale		4		(26)
Other items		(8)	(6)	(10)
Earnings (loss) from continuing operations before interest and income taxes	53	(8)	77	(59)
Interest income	3	5	8	9
Interest expense	47	38	130	117
Loss from continuing operations before income taxes	$9	$(41)	$(45)	$(167)

Reconciliation of segment net assets to consolidated total assets —

	September 30,	December 31,
	2025	2024
Segment net assets	$1,090	$817
Accounts payable	1,206	1,120
Cash and cash equivalents	414	494
Accounts receivable - Other	228	220
Other current assets	151	148
Current assets of disposal group held for sale	1,040	904
Intangibles	74	80
Deferred tax assets	541	514
Other noncurrent assets	96	118
Investment in affiliates	96	125
Operating lease assets	310	256
Property, plant and equipment, net	1,887	1,830
Noncurrent assets of disposal group held for sale	975	876
Total assets	$8,108	$7,502

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles and driveshafts).

Equity method investments at September 30, 2025 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$57
ROC-Spicer, Ltd.	50%	22
Tai Ya Investment (HK) Co., Limited	50%	5
All others as a group		6
Investments in equity affiliates		90
Investments in affiliates carried at cost		6
Investments in affiliates		$96

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

Recent Strategic Actions

Cost reduction initiatives — During the fourth quarter of 2024, we announced further actions to support sustained long-term profitability and enhanced cash flow generation. This includes substantial reduction in selling, general and administrative costs and aligning engineering expenses to match current industry dynamics, including the ongoing delay in the adoption of electric vehicles. We expect to deliver annualized savings of $310 through 2026. Approximately $245 of annualized savings is expected be realized through 2025 with an additional $65 realized in 2026. See Note 5 of our consolidated financial statements in Item 1 of Part I for additional information.

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

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for on-highway vehicles. The company's portfolio improves the efficiency, performance, and sustainability of light and commercial vehicles. Our technologies include drive systems (axles, driveshafts and transmissions); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle and medium/heavy vehicle markets through two business units – Light Vehicle Systems (Light Vehicle) and Commercial Vehicle Systems (Commercial Vehicle). At September 30, 2025, excluding the Off-Highway business which is presented as a discontinued operation, we employed approximately 28,000 people and operated in 26 countries.

External sales by operating segment for the periods ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$1,353	70.6%	$1,285	67.7%	$3,901	69.3%	$4,049	67.9%
Commercial Vehicle	564	29.4%	612	32.3%	1,732	30.7%	1,911	32.1%
Total	$1,917		$1,897		$5,633		$5,960

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

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. During 2024, light-truck markets showed marginal improvement across all regions except Europe, which was down slightly from 2023. The outlook for 2025 reflects global light-truck near-term production being relatively stable across all regions with demand risk due to tariff impacts.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2024, production of Class-8 trucks in North America decreased 3% from 2023 reflecting lower demand driven by lower freight volumes and rates. Medium-duty truck production in North America experienced a modest 4% year-over-year increase from 2023. The outlook for 2025 is for a significant decrease in production from the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America increased 41% over 2023, reflecting improved economic conditions in the region. The 2025 outlook for South America reflects a moderate decrease in production compared to the prior year. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, decreased 5% in 2024. The 2025 outlook for Asia Pacific is for a moderate increase in production from the prior year.

Foreign currency — With 43% of our sales for the first nine months of 2025 coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 31% of our year-to-date 2025 non-U.S. sales, while Brazil, India, Thailand and China accounted for 14%, 8%, 8% and 7%, respectively. International currencies weakened against the U.S. dollar during the first nine months of 2025, decreasing sales by $3, with the effects of a weaker Brazilian real, Indian rupee, Mexican peso and Canadian dollar being partially offset by a stronger euro, Thai baht and South Africa rand.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first nine months of 2025 of approximately $169 are 3% of our consolidated sales and our net asset exposure related to Argentina was approximately $58, including $20 of net fixed assets, at September 30, 2025. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Higher year-over-year commodity prices decreased earnings during the first nine months of 2025 by $3. Material cost recovery pricing actions increased earnings in the first nine months of 2025 by $3.

Sales, Earnings and Cash Flow Outlook

2025 Outlook
Sales	~$7,400
Adjusted EBITDA	~$590
Net cash provided by operating activities	~$600
Adjusted free cash flow	~$275

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

Summary Consolidated Results of Operations (Third Quarter, 2025 versus 2024)

	Three Months Ended September 30,
	2025		2024
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,917		$1,897		$20
Cost of sales	1,751	91.3%	1,775	93.6%	(24)
Gross margin	166	8.7%	122	6.4%	44
Selling, general and administrative expenses	87	4.5%	106	5.6%	(19)
Amortization of intangibles	2		2		—
Restructuring charges, net	4		20		(16)
Loss on disposal group previously held for sale			4		(4)
Other income (expense), net	(20)		(6)		(14)
Earnings (loss) from continuing operations before interest and income taxes	53		(8)		61
Interest income	3		5		(2)
Interest expense	47		38		9
Income (loss) from continuing operations before income taxes	9		(41)		50
Income tax benefit	(2)		(18)		16
Equity in earnings of affiliates	2		2		—
Net income (loss) from continuing operations	13		(21)		34
Net income from discontinued operations	74		32		42
Net income	87		11		76
Less: Noncontrolling interests net income from continuing operations	4		7		(3)
Net income attributable to the parent company	$83		$4		$79

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	September 30,			Amount of Change Due To
	2025	2024	Increase/ (Decrease)	Currency Effects	Divestiture	Organic Change
North America	$1,189	$1,119	$70	$(1)	$—	$71
Europe	357	362	(5)	18		(23)
South America	178	189	(11)	3		(14)
Asia Pacific	193	227	(34)	1		(35)
Total	$1,917	$1,897	$20	$21	$—	$(1)

Sales in the third quarter of 2025 were $20 higher than 2024. Stronger international currencies increased sales by $21, principally due to a stronger euro, Thai baht and Brazilian real, partially offset by a weaker India rupee. The organic sales decrease of $1 primarily resulted from lower medium/heavy-truck production volumes in North America and South America and lower electric-vehicle product orders in Europe and Asia Pacific, partially offset by higher full-frame light-truck production volumes in North America and the conversion of sales backlog. Pricing actions and recoveries, including material commodity and tariff and inflationary cost adjustments, increased sales by $65.

The North America organic sales increase of 6% was driven principally by higher full-frame light-truck production volumes, the conversion of sales backlog and net customer pricing and tariff and cost recovery actions, partially offset by lower medium- and heavy-truck production volumes. Third quarter 2025 full-frame light-truck production was up 6%, while Class 8 and Classes 5-7 production were down 28% and 23%, respectively. Excluding currency effects, sales in Europe were down 6% compared to 2024, reflecting lower electric-vehicle product orders. Excluding currency effects, sales in South America were down 7% compared to 2024, reflecting lower medium/heavy-truck production. Excluding currency effects, sales in Asia Pacific decreased 15% reflecting lower electric vehicle-related product orders.

Cost of sales and gross margin — Cost of sales for the third quarter of 2025 decreased $24 when compared to 2024. Cost of sales as a percent of sales was 230 basis points lower than in the previous year. Incremental margins from cost reduction initiatives of $66, higher material cost savings of $25, operational efficiencies of $10, lower premium freight costs of $6 and lower warranty expense of $3 were partially offset by unfavorable product mix, tariff-related impacts of $50, non-material inflation of $32, commodity cost increases of $7 and higher incentive compensation expense of $2. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $166 for the third quarter of 2025 increased $44 from 2024. Gross margin as a percent of sales was 8.7% in the third quarter of 2025, 230 basis points higher than in 2024. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the third quarter of 2025 were $87 (4.5% of sales) as compared to $106 (5.6% of sales) in the third quarter of 2024. SG&A expenses were $19 lower in the third quarter of 2025 primarily due to lower salary and employee benefit costs and lower travel and discretionary spending, resulting from global headcount and cost reduction initiatives that commenced during the fourth quarter of 2024.

Amortization of intangibles — Amortization expense was $2 in both the third quarter of 2025 and the third quarter of 2024. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $4 in the third quarter of 2025 and $20 in the third quarter of 2024. See Note 5 of our consolidated financial statements in Item 1 of Part I for additional information.

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

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	September 30,
	2025	2024
Non-service cost components of pension and OPEB costs	$(3)	$(5)
Government assistance	1
Foreign exchange gain (loss)	(5)	(3)
Strategic transaction expenses	(6)	2
Gain on sale of property, plant and equipment	(1)	1
Other, net	(6)	(1)
Other income (expense), net	$(20)	$(6)

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. During the third quarter of 2024, we received a transaction break fee related to the failed sale of our European hydraulics business to HPIH S.à.r.l. See Note 17 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $3 in the third quarter of 2025 and $5 in the third quarter of 2024. Interest expense increased from $38 in the third quarter of 2024 to $47 in the third quarter of 2025, reflecting higher average outstanding borrowings partially offset by lower average interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.4% in the third quarter of 2025 and 5.7% in the third quarter of 2024.

Income tax benefit — We reported income tax benefit of $2 and $18 for the third quarter of 2025 and 2024, respectively. Our effective tax rates were (22)% and 44% for the third quarter of 2025 and 2024, respectively. During the third quarter of 2025, we recorded tax benefit of $27 resulting from the release of valuation allowance on certain U.S. federal attributes and $6 of tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the third quarter of 2024, we recorded tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $2 in both the third quarter of 2025 and the third quarter of 2024. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $1 in the third quarter of 2025 and de minimis in the third quarter of 2024. See Note 20 of our consolidated financial statements in Item 1 of Part I for additional information.

Net income from discontinued operations — Net income from discontinued operations in the third quarter of 2025 was $42 higher than the third quarter of 2024. The year-over-year increase was primarily due to higher sales resulting from improving global construction/mining equipment and agricultural equipment markets, especially in Europe, and lower year-over-year income tax expense, partially offset by Off-Highway business divesture related costs incurred during the third quarter of 2025. During the third quarter of 2025, $20 of Off-Highway business divesture transaction related costs were attributed to discontinued operations. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Summary Consolidated Results of Operations (Year-to-Date, 2025 versus 2024)

	Nine Months Ended September 30,
	2025		2024
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$5,633		$5,960		$(327)
Cost of sales	5,211	92.5%	5,609	94.1%	(398)
Gross margin	422	7.5%	351	5.9%	71
Selling, general and administrative expenses	291	5.2%	328	5.5%	(37)
Amortization of intangibles	6		6		—
Restructuring charges, net	17		36		(19)
Loss on disposal group previously held for sale			(26)		26
Other income (expense), net	(31)		(14)		(17)
Earnings (loss) from continuing operations before interest and income taxes	77		(59)		136
Interest income	8		9		(1)
Interest expense	130		117		13
Loss from continuing operations before income taxes	(45)		(167)		122
Income tax benefit	(2)		(13)		11
Equity in earnings of affiliates	27		7		20
Net loss from continuing operations	(16)		(147)		131
Net income from discontinued operations	164		174		(10)
Net income	148		27		121
Less: Noncontrolling interests net income from continuing operations	13		17		(4)
Less: Redeemable noncontrolling interests net loss from continuing operations	—		(13)		13
Net income attributable to the parent company	$135		$23		$112

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended
	September 30,			Amount of Change Due To
	2025	2024	Increase/ (Decrease)	Currency Effects	(Divestitures)	Organic Change
North America	$3,394	$3,622	$(228)	$(8)	$—	$(220)
Europe	1,104	1,134	(30)	25		(55)
South America	516	553	(37)	(25)		(12)
Asia Pacific	619	651	(32)	5	$(1)	(36)
Total	$5,633	$5,960	$(327)	$(3)	$(1)	$(323)

Sales in the first nine months of 2025 were $327 lower than 2024. Weaker international currencies decreased sales by $3, principally due to a weaker Brazilian real, Indian rupee, Mexican peso and Canadian dollar, partially offset by a stronger euro, Thai baht and South Africa rand. The organic sales decrease of $323, or 5%, primarily resulted from lower full-frame light-truck production volumes in North America and lower medium/heavy-truck production volumes in North America, South America and Europe, partially offset by the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and tariff and inflationary costs adjustments, increased sales by $142.

The North America organic sales decrease of 6% was driven principally by lower full-frame light-truck and medium- and heavy-truck production volumes, partially offset by the conversion of sales backlog and net customer pricing and tariff and cost recovery actions. First nine months 2025 full-frame light-truck production was down 2%, Class 8 production was down 21% and Classes 5-7 was down 25% compared to 2024. Excluding currency effects, sales in Europe were down 5% compared with 2024, reflecting lower electric-vehicle product orders. Excluding currency effects, sales in South America were down 2% compared to 2024, reflecting lower medium/heavy-duty production volumes. Excluding currency effects, sales in Asia Pacific were down 6% compared to 2024, reflecting lower electric-vehicle related production orders, partially offset by modestly improving medium/heavy-truck production volumes.

Cost of sales and gross margin — Cost of sales for the nine months of 2025 decreased $398 when compared to 2024. Cost of sales as a percent of sales was 160 basis points lower than in the previous year. Incremental margins from cost reduction initiatives of $156, higher material cost savings of $68, operational efficiencies of $31, lower premium freight costs of $16 and lower warranty expense of $5 were partially offset by unfavorable product mix, tariff-related impacts of $97, non-material inflation of $89, higher spending on electrification initiatives of $4, commodity cost increases of $3 and higher incentive compensation expense of $3. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $422 for first nine months of 2025 increased $71 from 2024. Gross margin as a percent of sales was 7.5% in the first nine months of 2025, 160 basis points higher than in 2024. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first nine months of 2025 were $291 (5.2% of sales) as compared to $328 (5.5% of sales) in the first nine months of 2024. SG&A expenses were $37 lower in the first nine months of 2025 primarily due to lower salary and employee benefit costs and lower travel and discretionary spending, resulting from global headcount and cost reduction initiatives that commenced during the fourth quarter of 2024.

Amortization of intangibles — Amortization expense was $6 in both the first nine months of 2025 and the first nine months of 2024. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $17 in the first nine months of 2025 and $36 in the first nine months of 2024. See Note 5 of our consolidated financial statements in Item 1 of Part I for additional information.

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

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Nine Months Ended
	September 30,
	2025	2024
Non-service cost components of pension and OPEB costs	$(7)	$(12)
Government assistance	5	4
Foreign exchange gain (loss)	(11)	(9)
Strategic transaction expenses	(12)	(2)
Loss on divestiture of ownership interests	(7)
Other, net	1	5
Other income (expense), net	$(31)	$(14)

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. During the third quarter of 2024, we received a transaction break fee related to the failed sale of our European hydraulics business to HPIH S.à.r.l. On June 6, 2025, we sold our ownership interest in Switch Mobility Limited, recognizing an $8 pre-tax loss on the transaction. See Note 17 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $8 in the first nine months of 2025 and $9 in the first nine months of 2024. Interest expense increased from $117 in the first nine months of 2024 to $130 in the first nine months of 2025, reflecting higher average outstanding borrowings in 2025 being partially offset by lower average interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.4% in the first nine months of 2025 and 5.7% in the first nine months of 2024.

Income tax benefit — We reported income tax benefit of $2 and $13 for the first nine months of 2025 and 2024, respectively. Our effective tax rates were 4% and 8% for the first nine months of 2025 and 2024, respectively. During the first nine months of 2025, we recorded a tax benefit of $27 to release valuation allowance on certain U.S. federal attributes, $19 of tax benefit due to a basis difference in a foreign subsidiary as a result of a change in tax status, $9 of tax expense for income tax reserves associated with prior tax years in foreign jurisdictions, $6 of tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions and expense of $6 resulting from the sale of Dana's ownership interest in an equity method investment. During the first nine months of 2024, we recorded tax expense of $11 for valuation allowances related to foreign jurisdictions and expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release and adjustment of valuation allowances in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of nondeductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $27 in the first nine months of 2025 and $7 in the first nine months of 2024. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $5 in the first nine months of 2025 and $1 in the first nine months of 2024. On April 25, 2025, we sold our ownership interest in Axles India Limited, recognizing a $19 pre-tax gain on the transaction. See Note 20 of our consolidated financial statements in Item 1 of Part I for additional information.

Net income from discontinued operations — Net income from discontinued operations for the first nine months of 2025 was $10 lower than the first nine months of 2024. The year-over-year decrease was primarily due to lower sales resulting from weaker global construction/mining equipment and agricultural equipment markets, especially in Europe, and Off-Highway business divesture related costs incurred during 2025, partially offset by lower year-over-year income tax expense. Year-over-year construction/mining equipment and agricultural equipment production in Europe were down 8% and 5%, respectively. During the first nine months of 2025, $54 of Off-Highway business divesture transaction related costs were attributed to discontinued operations. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Segment Results of Operations (2025 versus 2024)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2024	$1,285	$82	6.4%	$4,049	$250	6.2%
Volume and mix	6	(19)		(267)	(86)
Divestitures				(1)
Performance	54	63		109	141
Currency effects	8			11	1
2025	$1,353	$126	9.3%	$3,901	$306	7.8%

Light Vehicle sales in the third quarter of 2025, exclusive of currency effects, were 5% higher than 2024 reflecting higher production volumes in North America, the benefit of net customer pricing and cost and tariff recovery actions and the conversion of sales backlog, partially offset by lower electric-vehicle product orders in Europe and Asia Pacific. Year-over-year North America full-frame light-truck production increased 6% and light-truck production in Asia Pacific increased 5%. Light-truck production in Europe was flat compared with last year’s third quarter. Light Vehicle sales in the first nine months of 2025, exclusive of divestiture and currency effects, were 4% lower than 2024 reflecting lower production volumes in North America and lower electric-vehicle product orders in Europe and Asia Pacific partially offset by the benefit of net customer pricing and cost and tariff recovery actions and the conversion of sales backlog. Year-over-year North America full-frame light-truck production decreased 2% in this year’s first nine months while light-truck production in Asia Pacific and Europe increased 8% and 2%, respectively. Net customer pricing and cost and tariff recovery actions increased year-over-year sales by $54 and $109 in this year’s third quarter and first nine months, respectively.

Light Vehicle third quarter and first nine months 2025 segment EBITDA increased $44 and $56, respectively, from the comparable periods of 2024. The EBITDA benefit of higher sales volumes was offset by unfavorable product mix in the third quarter of 2025. Lower sales volumes decreased year-over-year earnings by $86 (32% decremental margin) in the first nine months of 2025. The year-over-year performance-related earnings increase in the third quarter of 2025 was driven by net customer pricing and cost and tariff recovery actions of $54, cost reduction initiatives of $35, higher material cost savings of $18, lower premium freight costs of $3 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $26. Partially offsetting these performance-related earnings increases were higher tariff-related costs of $41, inflationary cost increases of $25, commodity cost increases of $5, higher incentive compensation expense of $1 and higher warranty expense of $1. The year-over-year performance-related earnings increase in the first nine months of 2025 was driven by net customer pricing and cost and tariff recovery actions of $109, cost reduction initiatives of $74, higher material cost savings of $46, lower premium freight costs of $9, commodity cost decreases of $1, lower incentive compensation expense of $1 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $51. Partially offsetting these performance-related earnings increases were higher tariff-related costs of $77, inflationary cost increases of $69, higher warranty expense of $3 and higher program launch costs of $1.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2024	$612	$45	7.4%	$1,911	$117	6.1%
Volume and mix	(72)	(16)		(198)	(58)
Performance	11	20		33	80
Currency effects	13	2		(14)
2025	$564	$51	9.0%	$1,732	$139	8.0%

Commercial Vehicle sales in the third quarter of 2025, exclusive of currency effects, were 10% lower than 2024 reflecting generally weaker global markets partially offset by the conversion of sales backlog and net customer pricing and cost and tariff recovery actions. Year-over-year Class 8 production in North America was down 28% while Classes 5-7 was down 23% in this year’s third quarter. Year-over-year medium/heavy-truck production in South America was down 16% while production in Europe was up 9% in this year’s third quarter. Commercial Vehicle sales in the first nine months of 2025, exclusive of currency effects, were 9% lower than 2024, reflecting generally weaker global markets partially offset by the conversion of sales backlog and net customer pricing and cost and tariff recovery actions. Year-over-year Class 8 production in North America was down 21% while Classes 5-7 was down 25% in this year’s first nine months. Year-over-year medium/heavy truck production in Europe and South America were down 1% and 4%, respectively. Net customer pricing and cost and tariff recovery actions increased year-over-year sales by $11 and $33 in this year’s third quarter and first nine months, respectively.

Commercial Vehicle third quarter and first nine months 2025 segment EBITDA increased $6 and $22, respectively, from the comparable periods of 2025. Lower sales volumes decreased year-over-year earnings by $16 (22% decremental margin) in the third quarter of 2025. Lower sales volumes decreased year-over-year earnings by $58 (29% decremental margin) in the first nine months of 2025. The year-over-year performance-related earnings increase in the third quarter of 2025 was driven by cost reduction initiatives of $17, net customer pricing and cost and tariff recovery actions of $11, higher material cost savings of $7, lower warranty expense of $4 and lower premium freight costs of $3. Partially offsetting these performance-related earnings increases were higher tariff-related costs of $9, inflationary cost increases of $8, commodity cost increases of $2 and operational inefficiencies of $3, inclusive of lower corporate allocations resulting from cost reduction initiatives. The year-over-year performance-related earnings increase in the first nine months of 2025 was driven by cost reduction initiatives of $38, net customer pricing and cost and tariff recovery actions of $33, higher material costs savings of $22, lower warranty expense of $8, lower premium freight costs of $7, lower program launch costs of $1 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $24. Partially offsetting these performance-related earnings increases were inflationary cost increases of $24, higher tariff-related costs of $20, higher spending on electrification initiatives of $4, commodity cost increases of $4 and higher incentive compensation expense of $1.

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

The following table provides a reconciliation of net income (loss) from continuing operations to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$13	$(21)	$(16)	$(147)
Equity in earnings of affiliates	2	2	27	7
Income tax benefit	(2)	(18)	(2)	(13)
Income (loss) from continuing operations before income taxes	9	(41)	(45)	(167)
Depreciation and amortization	89	86	266	263
Restructuring charges, net	4	20	17	36
Interest expense, net	44	33	122	108
Loss on divestiture of ownership interests			7
Supplier capacity charge adjustment	(2)		(21)
Loss on disposal group previously held for sale		(4)		26
Other*	18	17	56	45
Adjusted EBITDA	$162	$111	$402	$311
*

Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses and other items. See Note 19 to our consolidated financial statements in Item 1 of Part I for additional details.

Adjusted Free Cash Flow

We have defined adjusted free cash flow as cash provided by (used in) operating activities less purchases of property, plant and equipment plus proceeds from sale of property, plant and equipment plus cash paid for Off-Highway business divestiture related activities. We believe adjusted free cash flow is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Adjusted free cash flow is not intended to represent nor be an alternative to the measure of net cash provided by operating activities reported in accordance with GAAP. Adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$111	$35	$106	$148
Purchases of property, plant and equipment - Continuing operations	(49)	(37)	(153)	(198)
Purchases of property, plant and equipment - Discontinued operations	(11)	(9)	(33)	(29)
Proceeds from sale of property, plant and equipment - Continuing operations	1	3	12	3
Proceeds from sale of property, plant and equipment - Discontinued operations				4
Cash paid for Off-Highway business divestiture related activities	49		61
Adjusted free cash flow	$101	$(8)	$(7)	$(72)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at September 30, 2025:

Cash and cash equivalents	$414
Additional cash availability from Revolving Facility	765
Total liquidity	$1,179

We had availability of $765 at September 30, 2025 under our Revolving Facility after deducting $375 of outstanding borrowings and $10 of outstanding letters of credit.

The components of our September 30, 2025 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$333	$333
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	80	81
Consolidated cash balance	$1	$413	$414

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

At September 30, 2025, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in) operating activities	$106	$148
Net cash used in investing activities	(130)	(205)
Net cash used in financing activities	(111)	(56)
Net decrease in cash, cash equivalents and restricted cash	$(135)	$(113)

Operating activities — Exclusive of working capital, other cash provided by continuing operations was $153 in 2025 and $175 in 2024. Continuing operations working capital used cash of $212 and $219 in 2025 and 2024. Cash of $219 and $112 was used to finance receivables in 2025 and 2024. Cash of $18 and $71 was used to fund higher inventory levels in 2025 and 2024. Increases in accounts payable and other net liabilities provided cash of $25 in 2025 while decreases in accounts payable and other net liabilities used cash of $36 in 2024. Operating activities of discontinued operations generated cash of $165 and $192 in 2025 and 2024.

Investing activities — Expenditures for property, plant and equipment by continuing operations were $153 and $198 in 2025 and 2024. The decrease in capital spending during 2025 is primarily due to lower year-over-year program launches and a continued focus on rationalizing capital investments. On April 25, 2025, we sold our ownership interest in Axles India Limited for $43. On June 6, 2025, we sold our ownership interest in Switch Mobility Limited for $10. Investing activities of discontinued operations used cash of $31 and $7 in 2025 and 2024.

Financing activities — During 2025, we had net borrowings on our Revolving Facility of $375. During 2025, we drew $250 on our Term A Facility. During 2025, we redeemed the remaining $200 of our April 2025 Notes. During 2024, we paid the $25 note payable due to the former owners of SME S.p.A. We used cash of $42 and $43 for dividend payments to common stockholders during 2025 and 2024, respectively. Distributions to noncontrolling interests totaled $14 in 2025 and $17 in 2024. During 2025, we used cash of $439 to repurchase common shares under our share repurchase program. During 2025, we used cash of $14 to settle swaps associated with our April 2025 Notes. Hydro-Québec made cash contributions to Dana TM4 of $18 in 2024. During 2024, we received $11 from Hydro-Québec, which represents deferred purchase consideration associated with their acquisition of a 45% ownership interest in SME S.p.A. from Dana.

Off-Balance Sheet Arrangements

There have been no material changes at September 30, 2025 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2024 Form 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2024 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2024 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the nine months ended September 30, 2025. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first nine months of 2025.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On June 8, 2025 our Board of Directors approved a stock repurchase program of up to an aggregate of $1,000 less any amount of special dividends distributed in connection with the sale of Off-Highway. The program expires on December 31, 2027. The following table summarizes our purchases of common stock during the third quarter of 2025.

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2025	—	—	—	$743
August 1 - August 31, 2025	4,612,131	18.91	4,612,131	$656
September 1 - September 30, 2025	4,907,292	$20.41	4,907,292	$556

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 6. Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of June 11, 2025, by and between Dana Incorporated and Allison Transmission Holdings, Inc. Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed June 13, 2025 and incorporated herein by reference.

10.1	A&R Offer Letter to R. Bruce McDonald, dated September 29, 2025. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed September 30, 2025 and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Furnished with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	October 31, 2025	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer