Form 10-K
period 2025-12-31
DANA Inc
filed 2026-02-27
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 30, 2025 was $2,237,467,839.

There were 108,642,939 shares of the registrant's common stock outstanding at February 6, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on April 22, 2026 are incorporated by reference into Part III.

DANA INCORPORATED

FORM 10-K

YEAR ENDED December 31, 2025

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

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana Incorporated (Dana), with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for on-highway vehicles. The company's portfolio improves the efficiency, performance, and sustainability of light and commercial vehicles. From axles, driveshafts, transmissions, sealing and thermal products to electrification products including motors, inverters, controllers, e-sealing, e-thermal and digital solutions, we enable the propulsion of internal combustion engine (ICE), hybrid and electric powered vehicles by supplying nearly every major on-highway vehicle manufacturer in the world. As of December 31, 2025 excluding the Off-Highway business which is presented as a discontinued operation, we employed approximately 26,900 people and operated in 24 countries.

The terms “Dana,” “we,” “our” and “us” are references to Dana. These references include the subsidiaries of Dana unless otherwise indicated or the context requires otherwise.

Recent Strategic Actions

Cost reduction initiatives — During the fourth quarter of 2024, we announced further actions to support sustained long-term profitability and enhanced cash flow generation. This includes substantial reduction in selling, general and administrative costs and aligning engineering expenses to match current industry dynamics, including the ongoing delay in the adoption of electric vehicles. We expect to deliver annualized savings of $325 through 2026. Approximately $260 of annualized savings was realized through 2025 with an additional $65 to be realized in 2026. See Summary of Consolidated Results and Segment Results of Operations in Item 7 and Note 4 of our consolidated financial statements in Item 8 for additional information.

Segment realignment — Through December 2024, we managed our operations globally through four operating segments. Our Light Vehicle and Power Technologies segments primarily supported light vehicle original equipment manufacturers (OEMs) with products for light trucks, SUVs, CUVs, vans and passenger cars. Our Commercial Vehicle segment supported the OEMs of on-highway commercial vehicles (primarily trucks and buses), while our Off-Highway segment supported OEMs of off-highway vehicles (primarily wheeled vehicles used in construction, mining and agricultural applications). In the first quarter of 2025, our Power Technologies segment was integrated into our Light Vehicle and Commercial Vehicle segments, streamlining the business, enhancing our go-to-market approach and serving our customers more efficiently. The OEM-facing business was integrated into our Light Vehicle segment while the aftermarket business was integrated into our Commercial Vehicle segment. See Note 20 of our consolidated financial statements in Item 8 for additional information.

Divestiture of Off-Highway Business — Dana has embarked on a strategic plan to focus on our core on-highway markets, creating a more focused and nimble Dana through the divestiture of our Off-Highway business. In June 2025, we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. We analyzed the quantitative and qualitative factors relevant to the pending divestiture of our Off-Highway business and determined that the conditions for discontinued operations presentation have been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been recast to reflect discontinued operations presentation. See Note 1 and Note 2 of our consolidated financial statements in Item 8 for additional information. The transaction closed on January 1, 2026, with Dana receiving initial cash proceeds of $2,664. The sale price is subject to adjustment based on net working capital and net indebtedness balances as of the closing date.

Capital Structure Initiatives — Net cash proceeds from the Off-Highway business divestiture will be used to pay down debt, strengthening Dana’s financial position, and provide capital returns to shareholders. On January 7, 2026, we purchased, via a net proceeds tender offer, $138 of our November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes at prices equal to 100.00% plus accrued and unpaid interest. On January 8, 2026, we redeemed the remaining $262 of our November 2027 Notes and the remaining $258 of our June 2028 Notes at prices equal to 100.00% plus accrued and unpaid interest. In addition, on January 2, 2026, we repaid the $225 outstanding balance on the Term A Facility. See Note 13 of our consolidated financial statements in Item 8 for additional information. On June 8, 2025, Dana’s board of directors approved a program to provide up to a $1,000 return of capital to shareholders through common stock share repurchases and/or special dividends through the end of 2027. On February 11, 2026, Dana's board of directors increased and extended the share repurchase program to a total of $2,000 through the end of 2030. Through January 31, 2026, we have spent $750 to repurchase 37,943,413 shares under the approved stock repurchase program. See Note 8 of our consolidated financial statements in Item 8 for additional information.

Overview of our Business

We have aligned our organization around two operating segments: Light Vehicle Drive Systems (Light Vehicle) and Commercial Vehicle Drive and Motion Systems (Commercial Vehicle). These operating segments have global responsibility and accountability for business commercial activities and financial performance.

External sales by operating segment for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025		2024		2023
	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Light Vehicle	$5,217	70.0%	$5,250	67.9%	$4,989	65.5%
Commercial Vehicle	2,283	30.0%	2,484	32.1%	2,624	34.5%
Total	$7,500		$7,734		$7,613

Refer to Segment Results of Operations in Item 7 and Note 20 to our consolidated financial statements in Item 8 for further financial information about our operating segments.

Our business is diversified across end-markets, products and customers. The following table summarizes the markets, products and largest customers of each of our operating segments as of December 31, 2025:

Segment	Markets	Products	Largest Customers

Light Vehicle	Light vehicle market:	Axles	Ford Motor Company
	Light trucks (full frame)	Driveshafts	Stellantis N.V.*
	Sport utility vehicles	ICE, hybrid and e-transmissions	Toyota Motor Corporation
	Crossover utility vehicles	e-Axle systems	Renault-Nissan-Mitsubishi
	Utility vans	e-Transmission systems	Alliance
	Sports cars	Inverters	Tata Motors Ltd (including
	Super sports cars	Electric motors	Jaguar Land Rover)
		Controllers	General Motors Company
		ICE sealing and thermal	Volkswagen AG
		e-Sealing	Benteler Group
		e-Thermal cooling systems	Suzuki Motor Corporation
		Battery cooling	Mercedes-Benz Group AG
Electronics cooling
Hydrogen fuel cell cooling
New power industrial cooling

Commercial Vehicle	Commercial vehicle market:	Axles	PACCAR Inc
	Medium duty trucks	Driveshafts	Traton SE
	Heavy duty trucks	Hybrid and e-transmissions	AB Volvo
	Buses	e-Axle systems	Daimler Truck AB
	Specialty vehicles	e-Transmission systems	Ford Motor Company
		Inverters	CNH Industrial N.V.
		Electric motors	Stellantis N.V.
		Controllers	Hinduja Group
		ICE sealing and thermal	Toyota Motor Corporation
		e-Sealing	Oshkosh Corporation
e-Thermal cooling systems
Battery cooling
Electronics cooling
Hydrogen fuel cell cooling
New power industrial cooling

* Via a directed supply relationship

Geographic Operations

We maintain administrative and operational organizations in North America, Europe, South America and Asia Pacific to support our operating segments, assist with the management of affiliate relations and facilitate financial and statutory reporting and tax compliance on a worldwide basis. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific
Canada	France	Spain	Argentina	Australia
México	Germany	Sweden	Brazil	China
United States	Hungary	Switzerland	Colombia	India
	Ireland	United Kingdom		Japan
	Italy			Singapore
	Lithuania			South Korea
	South Africa			Thailand

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

Sales reported by our non-U.S. subsidiaries comprised $3,211, or 43%, of our 2025 consolidated sales of $7,500. A summary of sales and long-lived assets by geographic region can be found in Note 20 to our consolidated financial statements in Item 8.

Customer Dependence

We are largely dependent on light-, medium- and heavy-duty vehicle original equipment manufacturer (OEM) customers. Ford Motor Company (Ford) and Stellantis N.V. (Stellantis) were the only individual customers accounting for 10% or more of our consolidated sales in one or more of the past three years. As a percentage of total sales from operations, our sales to Ford were approximately 32% in 2025, 31% in 2024 and 28% in 2023. Our sales to Stellantis (via a directed supply relationship) were approximately 13% in 2025, 10% in 2024 and 12% in 2023. Toyota Motor Corporation, Volkswagen AG (including Traton SE), and PACCAR, Inc. were our third, fourth and fifth largest customers in 2025. Our 10 largest customers collectively accounted for approximately 76% of our sales in 2025.

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

The following table summarizes our principal competitors by operating segment as of December 31, 2025:

Segment	Principal Competitors

Light Vehicle	Borg Warner Inc.	Magna International Inc.
	Dauch Corporation (formerly American Axle & Manufacturing Holdings, Inc.)	Mahle GmbH
	Denso Corporation	Schaeffler AG
	ElringKlinger AG	Tenneco Inc.
	Hanon Systems	Valeo SE
	Hofer Powertrain GmbH	YinLun Co., LTD
	Jing-Jin Electric Technologies Co. Ltd.	ZF Friedrichshafen AG
	Linamar Corporation	Vertically integrated OEM operations

Commercial Vehicle	Allison Transmission Holdings, Inc.	Freudenberg Group
	BorgWarner Inc.	Hendrickson Holdings, LLC
	Cummins Inc.	Linamar Corporation
	Danfoss A/S	Mahle GmbH
	Denso Corporation	Tenneco Inc.
	Eaton Corporation plc	Tirson Kardan A.Ş.
	Ege Endüstru ve Ticaret A.S.	YinLun Co., LTD
	ElringKlinger AG	ZF Friedrichshafen AG
	Eugen Klein GmbH	Vertically integrated OEM operations

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

We own or have licensed numerous trademarks that are registered or subject to pending applications in many jurisdictions. For example, our Spicer®, Spicer ElectrifiedTM, Victor Reinz®, Long® and Dana TM4TM trademarks are widely recognized in their market segments. We regard our trademarks as valuable assets and strategically pursue available protection of these rights.

Engineering and Research and Development

Since our introduction of the automotive universal joint in 1904, we have been focused on technological innovation. Our objective is to be an essential partner to our customers, and we remain highly focused on offering superior product quality, technologically advanced products, world-class service and competitive prices. To enhance quality and reduce costs, we use statistical process control, cellular manufacturing, flexible regional production and assembly, global sourcing and extensive employee training.

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We integrate related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. Our research and development costs were $105 in 2025, $184 in 2024 and $196 in 2023. Total engineering expenses including research and development were $224 in 2025, $305 in 2024 and $316 in 2023.

As a leading global supplier in the mobility sector, the company is committed to driving innovation and enhancing the performance, efficiency, and safety of transportation solutions across major mobility markets. Our engineering and research and development efforts focus on creating advanced technologies that meet the evolving needs of customers while addressing environmental challenges and improving driving experience. Our research and development initiatives are centered on enhancing efficiency, performance, and safety of mobility. This includes advancements in powertrain systems, vehicle dynamics and thermal management. We continue to maintain a balanced approach to innovation by investing strategically in both internal combustion (ICE) and electric vehicle (EV) technologies. Our ICE developments focus on improving fuel efficiency, reducing emissions and ensuring compliance with global regulatory standards. Concurrently our EV investments are improving the range, performance, and sustainability of electric vehicles. Dana has also embraced the use of artificial intelligence (AI) and machine learning (ML) technologies to enhance both the research and development process and the products we develop. These technologies are integrated into our product design and testing phases to accelerate development and into our products to provide real-time optimization of performance.

Human Capital

Our talented people power a customer-centric organization that is continuously improving the performance and efficiency of vehicles and machines around the globe. The following table summarizes our employees by operating segment and geographical region as of December 31, 2025:

Segment	Employees	Region	Employees
Light Vehicle	17,000	North America	13,000
Commercial Vehicle	8,100	Europe	5,100
Technical and administrative	1,800	Asia Pacific	5,300
Total	26,900	South America	3,500
		Total	26,900

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

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2025.

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

Item 1A. Risk Factors

We are impacted by events and conditions that affect the light vehicle and commercial vehicle markets that we serve, as well as by factors specific to Dana. Among the risks that could materially adversely affect our business, financial condition or results of operations are the following, many of which are interrelated.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 76% of our overall sales in 2025. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

We operate in 24 countries around the world and we depend on significant foreign suppliers and customers. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. We operate in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At December 31, 2025, our net asset exposure related to Argentina was approximately $59, including $19 of net fixed assets.

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

Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on Dana's business. These and future changes in tariffs, trade policies, trade actions, or retaliatory trade measures in response, have resulted and may continue to result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns, and increased economic or geopolitical risks, which could adversely impact Dana's future sales, business, financial condition, and results of operations, materially or in ways that Dana cannot predict.

We may be adversely impacted by the strength of the U.S. dollar relative to the currencies in the other countries in which we do business.

Approximately 43% of our sales in 2025 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. Strengthening of the U.S. dollar against the euro and currencies of other countries in which we have operations could have an adverse effect on our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

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

During the fourth quarter of 2024, we announced further actions to support sustained long-term profitability and enhanced cash flow generation. This includes substantial reduction in selling, general and administrative costs and aligning engineering expenses to match current industry dynamics, including the ongoing delay in the adoption of electric vehicles. We expect to deliver annualized savings of $325 through 2026. Approximately $260 of annualized savings was realized through 2025 with an additional $65 to be realized in 2026. Any cost savings that we realize from such efforts may differ materially from our estimates, which involve risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such estimates. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in net sales, or through increases in other expenses. Our cost reduction actions are subject to numerous risks and uncertainties that may change at any time. We cannot assure you that cost reductions will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.

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

We recognize the increasing volume of cyber attacks and employ commercially practical efforts to provide reasonable assurance that the risks of such attacks are appropriately mitigated. Challenges such as malware, unauthorized access and cyber attacks, including those that use advanced artificial intelligence, phishing campaigns that target our associates, as well as other disruptions, continue to evolve and may surpass our current safeguards. Each year, we evaluate the threat profile of our industry to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of terror, acts of government, natural disasters, civil unrest and denial of service attacks which may lead to the theft of our intellectual property, trade secrets or business disruption. To the extent that any disruption or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, lead to claims against the company and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our current and potential use of artificial intelligence (AI) and machine learning (ML) and other emerging technologies may expose us to operational, legal and regulatory risks that could adversely affect our business and reputation.

Our use of AI and machine learning presents risks that could adversely affect our business, financial condition and results of operations. We currently incorporate AI-powered tools, in certain instances, into certain internal business operations, including elements of production processes and certain administrative functions. AI algorithms may be flawed or perform unpredictably, and datasets may be insufficient, inaccurate, biased or otherwise problematic, which could lead to errors, operational disruptions, unintended outcomes or suboptimal decisions. The rapid evolution and increased adoption of AI technologies may increase the risk of technical disruptions to our operations and the processes and functions for which the technology is deployed. The use of AI tools also raises risks related to privacy and inadvertent disclosure of sensitive information. AI systems may access, process or expose personal, confidential or proprietary data in ways that we do not intend or anticipate. In addition, evolving AI and data-governance laws, regulations and standards may impose additional requirements or restrictions on our development and use of AI, increase compliance costs or limit certain use cases. Constraints in hardware (such as GPU availability), power capacity or other supply chain elements may limit our ability to scale AI responsibly. We also face competitive risk if other companies develop or adopt AI capabilities more effectively, at lower cost or more rapidly than we do. Because our AI capabilities currently depend in part on third-party providers of models, cloud services and infrastructure, changes in their performance, pricing, licensing terms or availability could materially increase our costs or reduce availability. Collectively, these risks could adversely affect our financial condition, operating results, cash flows and reputation. See also our risk factor titled "A failure of our information technology infrastructure could adversely impact our business and operations" for cybersecurity risks, including AI-enabled threats.

We participate in certain multi-employer pension plans which are not fully funded.

We contribute to certain multi-employer defined benefit pension plans for certain of our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2025. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 12 to our consolidated financial statements in Item 8 for additional information on multi-employer pension plans.)

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

Regulatory provisions governing the financial reporting of U.S. public companies require that we maintain effective disclosure controls and internal controls over financial reporting across our operations in 24 countries. Effective internal controls are designed to provide reasonable assurance of compliance, and, as such, they can be susceptible to human error, circumvention or override, and fraud. Failure to maintain adequate, effective internal controls could result in potential financial misstatements or other forms of noncompliance that have an adverse impact on our results of operations, financial condition or organizational reputation.

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

At January 31, 2026, Dana had consolidated debt obligations of $1,315, with cash and cash equivalents of $659 and unused revolving credit capacity of $1,140. Our ability to grow the business and satisfy debt service obligations is dependent, in part, on our ability to gain access to capital at competitive costs. External factors beyond our control can adversely affect capital markets – either tightening availability of capital or increasing the cost of available capital. Failure on our part to maintain adequate financial performance and appropriate credit metrics can also affect our ability to access capital at competitive prices.

Increased scrutiny from the public, investors, and others regarding our environmental, social, and governance ("ESG") practices could impact our reputation.

We have established board and executive officer oversight of sustainability matters, with additional dedicated employee resources and a cross-functional/business sustainability leadership team to further develop and implement an enterprise-wide sustainability strategy, and we have published a sustainability report. Our sustainability report includes our policies and practices on a variety of ESG matters, including GHG emission targets and performance; safety management system goals and performance; standards of business conduct; and supplier code of business conduct. These efforts may result in increased investor, media, employee, and other stakeholder attention to such initiatives, and such stakeholders may not be satisfied with our ESG practices or initiatives. Additionally, organizations that inform investors on ESG matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could negatively impact our stock price and our ability to access capital at competitive prices. Any failure, or perceived failure, to respond to ESG concerns could harm our business and reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Dana maintains a risk management program overseen by our Executive Leadership Team. Our Senior Vice President and Chief Financial Officer and Senior Vice President, Chief Legal and Human Resources Officer / Corporate Secretary (General Counsel) have responsibility for our risk management program. In addition, our Business Unit Presidents and functional leads oversee strategic and operational risks, including cybersecurity risks. Cybersecurity is a top priority, and our cybersecurity program is driven by our commitment to maintaining a strong security architecture, active governance, and robust controls. Our cybersecurity program is led by our Senior Director of Cybersecurity and GRC (DOC) and overseen by Dana’s Enterprise Cybersecurity Steering Committee (ECSC). The ECSC is sponsored by senior leaders from disciplines such as Information Technology, Legal, Human Resources, Engineering, Product Development, and Operations, and includes the Senior Vice President and Chief Information Officer (CIO); Senior Vice President and Chief Legal and Human Resources Officer; Senior Vice President and Chief Technology Officer; and Senior Vice President Global Operations. The ECSC is responsible for developing and overseeing strategies related to Dana’s cybersecurity program. As set forth in its charter, our Technology & Sustainability Committee, comprised of independent directors, has oversight responsibilities for cybersecurity risk and includes members with significant cybersecurity experience. The DOC and CIO regularly provide updates on Dana’s cybersecurity program to the Board and the Technology & Sustainability Committee.

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

Item 2. Properties

	Light Vehicle	Commercial Vehicle	Total
Manufacturing and assembly plants	47	19	66

As of January 1, 2026, after the divestiture of the Off-Highway business, we had sixty-six major manufacturing and assembly plants. In addition, we had seven aftermarket sales and services facilities supporting our customers.

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

Holders of common stock — Based on reports by our transfer agent, there were approximately 2,190 registered holders of our common stock on February 6, 2026.

Reference is made to the Equity Compensation Plan Information section of Item 12 for certain information regarding our equity compensation plans.

Stockholder return — The following graph shows the cumulative total shareholder return for our common stock since December 31, 2020. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on December 31, 2020. Each of the returns shown assumes that all dividends paid were reinvested.

Performance chart

Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Dana Incorporated	$100.00	$118.85	$80.74	$80.16	$65.11	$139.90
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Dow Jones US Auto Parts Index	100.00	120.99	89.00	88.96	68.86	79.56

Issuer's purchases of equity securities — On June 8, 2025 our Board of Directors approved a stock repurchase program of up to an aggregate of $1,000 less any amount of special dividends distributed in connection with the sale of Off-Highway. The program expires on December 31, 2027. The following table summarizes our purchases of common stock during the fourth quarter of 2025.

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2025	6,090,688	$19.36	6,090,688	$438
November 1 - November 30, 2025	3,180,618	21.47	3,180,618	370
December 1 - December 31, 2025	880,804	22.45	880,804	350

Trading arrangements — During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading agreement.

Annual meeting — We will hold an annual meeting of shareholders on April 22, 2026.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high-technology products to virtually every major on-highway vehicle manufacturer in the world. Our technologies include drive systems (axles, driveshafts and transmissions); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle and medium/heavy vehicle markets through two business units – Light Vehicle Drive Systems (Light Vehicle) and Commercial Vehicle Drive and Motion Systems (Commercial Vehicle). We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2025, 60% of our sales came from North American operations and 40% from operations throughout the rest of the world. Our sales by operating segment were Light Vehicle – 70% and Commercial Vehicle – 30%.

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

Dana has embarked on a strategic plan to focus on core on-highway markets and accelerate value creation by improving its cost structure, increasing its efficiency, and creating a more focused and nimble Dana.

Recent Strategic Actions

Cost reduction initiatives — During the fourth quarter of 2024, we announced further actions to support sustained long-term profitability and enhanced cash flow generation. This includes substantial reduction in selling, general and administrative costs and aligning engineering expenses to match current industry dynamics, including the ongoing delay in the adoption of electric vehicles. We expect to deliver annualized savings of $325 through 2026. Approximately $260 of annualized savings was realized through 2025 with an additional $65 to be realized in 2026. See Summary of Consolidated Results and Segment Results of Operations in Item 7 and Note 4 of our consolidated financial statements in Item 8 for additional information.

Segment realignment — Through December 2024, we managed our operations globally through four operating segments. Our Light Vehicle and Power Technologies segments primarily supported light vehicle original equipment manufacturers (OEMs) with products for light trucks, SUVs, CUVs, vans and passenger cars. Our Commercial Vehicles segment supported the OEMs of on-highway commercial vehicles (primarily trucks and buses), while our Off-Highway segment supported OEMs of off-highway vehicles (primarily wheeled vehicles used in construction, mining and agricultural applications). In the first quarter of 2025, our Power Technologies segment was integrated into our Light Vehicle and Commercial Vehicle segments, streamlining the business, enhancing our go-to-market approach and serving our customers more efficiently. The OEM-facing business was integrated into our Light Vehicle segment while the aftermarket business was integrated into our Commercial Vehicle segment. See Note 20 of our consolidated financial statements in Item 8 for additional information.

Divestiture of Off-Highway Business — Dana has embarked on a strategic plan to focus on our core on-highway markets, creating a more focused and nimble Dana through the divestiture of our Off-Highway business. In June 2025, we entered into a definitive agreement to sell our Off-Highway business to  Allison Transmission Holdings, Inc. We analyzed the quantitative and qualitative factors relevant to the pending divestiture of our Off-Highway business and determined that the conditions for discontinued operations presentation have been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been recast to reflect discontinued operations presentation. See Note 1 and Note 2 of our consolidated financial statements in Item 8 for additional information. The transaction closed on January 1, 2026, with Dana receiving initial cash proceeds of $2,664. The sale price is subject to adjustment based on net working capital and net indebtedness balances as of the closing date.

Capital Structure Initiatives — Net cash proceeds from the Off-Highway business divestiture will be used to pay down debt, strengthening Dana’s financial position, and provide capital returns to shareholders. On January 7, 2026, we purchased, via a net proceeds tender offer, $138 of our November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes at prices equal to 100.00% plus accrued and unpaid interest. On January 8, 2026, we redeemed the remaining $262 of our November 2027 Notes and the remaining $258 of our June 2028 Notes at prices equal to 100.00% plus accrued and unpaid interest. In addition, on January 2, 2026, we repaid the $225 outstanding balance on the Term A Facility. See Note 13 of our consolidated financial statements in Item 8 for additional information. On June 8, 2025, Dana’s board of directors approved a program to provide up to a $1,000 return of capital to shareholders through common stock share repurchases and/or special dividends through the end of 2027. On February 11, 2026, Dana's board of directors increased and extended the share repurchase program to a total of $2,000 through the end of 2030. Through January 31, 2026, we have spent $750 to repurchase 37,943,413 shares under the approved stock repurchase program. See Note 8 of our consolidated financial statements in Item 8 for additional information.

Other Initiatives

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses – targeting increased future aftermarket sales. Powered by recognized brands such as Dana®, Spicer®, Spicer Electrified™, Victor Reinz®, Glaser®, GWB®, Thompson®, Tru-Cool®, SVL®, and Transejes™, Dana delivers a broad range of aftermarket solutions – including genuine, all makes, and value lines – servicing passenger and commercial vehicles across the globe.

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

Trends in Our Markets

We serve our customers in two core global end markets: light vehicle, primarily full frame trucks and SUVs; and commercial vehicle, including medium-and heavy-duty trucks and busses. Each of our end-markets has unique cyclical dynamics and market drivers. These cycles are impacted by periods of investment where end-user vehicle fleets are refreshed or expanded in reaction to demand usage patterns, regulatory changes, or when the age of vehicles in service reach their useful life. Key market drivers include regional economic growth rates; cost and availability of end customer financing; and industrial output. Our multi-market coverage and broad customer base help provide stability across the cycles while mitigating secular variability.

Light vehicle markets — Our driveline business is weighted more heavily to the truck and SUV segments of the light-vehicle market versus the passenger-car segment. Our vehicle content is greater on rear-wheel drive, four-wheel drive, and all-wheel drive vehicles, as well as hybrid and electric vehicles. During 2025, light-truck markets showed marginal improvement across all regions except North America, which was flat compared to 2024. The outlook for 2026 reflects global light-truck production being relatively stable in North America and Asia Pacific, while Europe and South America reflect marginal improvement, in comparison with the prior year.

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2025, production of Class-8 and Classes 5-7 trucks in North America both decreased 23% compared to 2024. The outlook for 2026 is for a moderate increase in production of Classes 5-7 trucks and continued deterioration in Class-8 truck production compared to the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America decreased 7% compared to 2024, reflecting relatively stable economic conditions in the region. The 2026 outlook for South America reflects medium- and heavy-duty production being relatively flat compared to the prior year. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, increased 12% in 2024. The 2026 outlook for Asia Pacific is for a modest increase in production from the prior year.

Foreign currency — With 43% of our 2025 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries and Brazil accounted for 32% and 13% of our 2025 non-U.S. sales, respectively, while India, Thailand and China accounted for 9%, 8% and 7%, respectively. Although sales in South Africa are less than 7% of our non-U.S. sales, the rand has been volatile and significantly impacted sales from time to time. International currencies strengthened against the U.S. dollar in 2025, increasing 2025 sales by $28. A stronger euro and Thai baht, were partially offset by a weaker Brazilian real and India rupee.

Argentina has experienced significant inflationary pressures the past several years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for 2025 of approximately $231 are 3% of our consolidated sales and our net asset exposure related to Argentina was approximately $59, including $19 of net fixed assets, at December 31, 2025. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates. Reference is made to Note 1 of our consolidated financial statements in Item 8 for additional information.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Higher commodity prices decreased year-over-year earnings by $19 in 2025. Material recovery pricing actions increased year-over-year earnings by $19 in 2025.

Sales, Earnings and Cash Flow Outlook

	2026
	Outlook	2025	2024	2023
Sales	$7,300 - $7,700	$7,500	$7,734	$7,613
Adjusted EBITDA	$750 - $850	$610	$395	$317
Adjusted Free Cash Flow	$250 - $350	$331	$81	$(23)

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

Our 2026 sales outlook is $7,300 to $7,700, reflecting declining global market demand, offset by $200 of net new business backlog, dissipation of the tariff recovery lag experienced in 2025 and currency tailwinds. Based on our current sales and exchange rate outlook for 2026, we expect international currencies to be a modest tailwind to sales primarily due to a stronger euro. At sales levels in our current outlook for 2026, a 5% movement on the euro would impact our annual sales by approximately $135. A 5% change on the Chinese renminbi, Indian rupee or Brazilian real rates would impact our annual sales in each of those countries by approximately $25. At our current sales outlook for 2026, we expect full year 2026 adjusted EBITDA to approximate $750 to $850. Adjusted EBITDA margin is expected to be 10.7% at the midpoint of our guidance range, a 260 basis-point improvement over 2025, reflecting the impact of significant cost savings actions, improved operational performance and favorable product mix, partially offset by the impact of lower end-market demand and net material cost recoveries. We expect to generate free cash flow of $300 at the midpoint of our guidance range reflecting the benefit of higher year-over-year adjusted EBITDA and lower income tax and interest payments, partially offset by higher capital spending.

Among our operational and strategic initiatives is continued focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business awarded that will be launching over the next three years, adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At December 31, 2025, our sales backlog of net new business for the 2026 through 2028 period was $750. We expect to realize $200 of our sales backlog in 2026, with incremental sales backlog of $300 and $250 being realized in 2027 and 2028, respectively.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2025 versus 2024)

	2025		2024
		% of		% of	Increase/
	Dollars	Net Sales	Dollars	Net Sales	(Decrease)
Net sales	$7,500		$7,734		$(234)
Cost of sales	6,898	92.0%	7,356	95.1%	(458)
Gross margin	602	8.0%	378	4.9%	224
Selling, general and administrative expenses	387	5.2%	429	5.5%	(42)
Amortization of intangibles	7		8		(1)
Restructuring charges, net	23		70		(47)
Loss on disposal group previously held for sale	—		(26)		26
Other income (expense), net	(46)		(21)		(25)
Earnings (loss) before interest and income taxes	139		(176)		315
Interest income	10		13		(3)
Interest expense	181		158		23
Loss before income taxes	(32)		(321)		289
Income tax expense	53		31		22
Equity in earnings of affiliates	32		10		22
Net loss from continuing operations	(53)		(342)		289
Net income from discontinued operations	155		293		(138)
Net income (loss)	102		(49)		151
Less: Noncontrolling interests net income from continuing operations	17		21		(4)
Less: Redeemable noncontrolling interests net loss from continuing operations	—		(13)		13
Net income (loss) attributable to the parent company	$85		$(57)		$142

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency		Organic
	2025	2024	(Decrease)	Effects	Divestiture	Change
North America	$4,515	$4,657	$(142)	$(7)	$—	$(135)
Europe	1,489	1,489	—	49		(49)
South America	672	728	(56)	(18)		(38)
Asia Pacific	824	860	(36)	4	(5)	(35)
Total	$7,500	$7,734	$(234)	$28	$(5)	$(257)

Sales in 2025 were $234 lower than in 2024. Stronger international currencies increased sales by $28, principally due to a stronger euro and Thai baht, partially offset by a weaker Brazilian real and Indian rupee. The organic sales decrease of $257, or 3%, resulted primarily from lower full-frame light-truck production volumes in North America and lower medium/heavy-truck production volumes in North America and South America, partially offset by the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and tariff and inflationary costs adjustments, increased sales by $202.

The North America organic sales decrease of 3% was driven principally by lower full-frame light-truck and medium- and heavy-truck production volumes, partially offset by the conversion of sales backlog and net customer pricing and tariff and cost recovery actions. Full-frame light-truck production was down 1%, Class 8 production was down 23% and Classes 5-7 was down 23% compared to 2024. Excluding currency effects, sales in Europe were down 3% compared with 2024, reflecting lower electric-vehicle product orders. Excluding currency effects, sales in South America were down 5% compared to 2024, reflecting lower light-truck product orders and lower medium/heavy-duty production volumes. Excluding currency effects, sales in Asia Pacific were down 4% compared to 2024, reflecting lower electric-vehicle related production orders, partially offset by modestly improving medium/heavy-truck production volumes.

Cost of sales and gross margin — Cost of sales decreased $458, or 6%, when compared to 2024. Cost of sales as a percent of sales was 310 basis points lower than in the previous year. Incremental margins from cost reduction initiatives of $223, higher material cost savings of $90, operational efficiencies of $53, lower premium freight costs of $22, lower spending on electrification initiatives of $7 and lower warranty expense of $2 were partially offset by unfavorable product mix, tariff-related impacts of $116, non-material inflation of $122, commodity cost increases of $19 and higher incentive compensation expense of $13. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $602 for 2025 increased $224 from 2024. Gross margin as a percent of sales was 8.0% in 2025, 310 basis points higher than in 2024. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2025 were $387 (5.2% of sales) as compared to $429 (5.5% of sales) in 2024. SG&A expenses were $42 lower in 2025 primarily due to lower salary and employee benefit costs and lower travel and discretionary spending, resulting from global headcount and cost reduction initiatives that commenced during the fourth quarter of 2024, partially offset by higher incentive compensation.

Amortization of intangibles — Amortization expense was $7 in 2025 and $8 in 2024. See Note 3 of our consolidated financial statements in Item 8 for additional information.

Restructuring charges, net — Net restructuring charges were $23 in 2025 and $70 in 2024. See Note 4 of our consolidated financial statements in Item 8 for additional information.

Loss on disposal group previously held for sale — In February 2024, we entered into a definitive agreement to sell our European hydraulics business to HPIH S.à r.l. We classified the disposal group as held for sale, recognizing a $26 loss to adjust the carrying value of net assets to fair value less estimated costs to sell. The transaction was not completed by the date set forth in the definitive agreement. The assets of the European hydraulics business are no longer held for sale and have been reclassified as held and used at the lower of their adjusted carrying value or fair value at the date the held for sale criteria was no longer met.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	2025	2024
Non-service cost components of pension and OPEB costs	$(11)	$(17)
Government assistance	5	10
Foreign exchange gain (loss)	(8)	(15)
Strategic transaction expenses	(12)	(3)
Loss on sale of property, plant and equipment	—	(1)
Loss on divestiture of ownership interests	(9)	—
Impairment of electric vehicle program property, plant and equipment	(16)	—
Other, net	5	5
Other income (expense), net	$(46)	$(21)

We continue to account for Argentina as a highly inflationary economy and remeasure the financial statements of our Argentine subsidiaries as if their functional currency was the U.S. dollar. Continued devaluation of the Argentine peso was the primary driver of the foreign exchange loss in 2025 and 2024. Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. On June 6, 2025, we sold our ownership interest in Switch Mobility Limited, recognizing an $8 pre-tax loss on the transaction. See Note 21 of our consolidated financial statements in Item 8 for additional information. During the fourth quarter of 2025, we recorded an impairment charge associated with machinery and equipment, including construction in progress, of certain electric vehicle programs that were either cancelled by the customer or that have experienced a precipitous decline in program volumes.

Interest income and interest expense — Interest income was $10 in 2025 and $13 in 2024. Interest expense increased from $158 in 2024 to $181 in 2025, due to higher average outstanding borrowings, partially offset by lower average interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.2% in 2025 and 5.8% in 2024.

Income tax expense — Income tax expense was $53 in 2025 and $31 in 2024. During 2025, we recorded a tax benefit of $48 to release valuation allowance on certain U.S. federal attributes, $7 of tax benefit due to basis difference in a foreign subsidiary as a result of a change in tax status, $9 of tax expense for income tax reserves associated with prior tax years in a foreign jurisdiction and $6 of tax expense resulting from the sale of Dana's ownership interest in an equity method investment. During 2024, we recorded tax expense of $21 for valuation allowances related to foreign jurisdictions and tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. See Note 17 to our consolidated financial statements in Item 8 for additional information.

Equity in earnings of affiliates — Net earnings from equity investments were $32 in 2025 and $10 in 2024. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $9 in 2025 and $3 in 2024. On April 25, 2025, we sold our ownership interest in Axles India Limited, recognizing a $19 pre-tax gain on the transaction. See Note 21 of our consolidated financial statements in Item 8 for additional information.

Summary Consolidated Results of Operations (2024 versus 2023)

	2024		2023
		% of		% of	Increase/
	Dollars	Net Sales	Dollars	Net Sales	(Decrease)
Net sales	$7,734		$7,613		$121
Cost of sales	7,356	95.1%	7,236	95.0%	120
Gross margin	378	4.9%	377	5.0%	1
Selling, general and administrative expenses	429	5.5%	440	5.8%	(11)
Amortization of intangibles	8		8		—
Restructuring charges, net	70		23		47
Loss on disposal group previously held for sale	(26)				(26)
Other income (expense), net	(21)		(14)		(7)
Loss before interest and income taxes	(176)		(108)		(68)
Loss on extinguishment of debt	—		(1)		1
Interest income	13		15		(2)
Interest expense	158		152		6
Loss before income taxes	(321)		(246)		(75)
Income tax expense	31		7		24
Equity in earnings (loss) of affiliates	10		(9)		19
Net loss from continuing operations	(342)		(262)		(80)
Net income from discontinued operations	293		310		(17)
Net income (loss)	(49)		48		(97)
Less: Noncontrolling interests net income from continuing operations	21		22		(1)
Less: Redeemable noncontrolling interests net loss from continuing operations	(13)		(12)		(1)
Net income (loss) attributable to the parent company	$(57)		$38		$(95)

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency		Organic
	2024	2023	(Decrease)	Effects	Divestiture	Change
North America	$4,657	$4,416	$241	$(4)	$—	$245
Europe	1,489	1,564	(75)	7		(82)
South America	728	669	59	(36)		95
Asia Pacific	860	964	(104)	(9)		(95)
Total	$7,734	$7,613	$121	$(42)	$—	$163

Sales in 2024 were $121 higher than in 2023. Weaker international currencies decreased sales by $42, principally due to a weaker Brazilian real, Indian rupee and Thai baht. The organic sales increase of $163, or 2%, resulted from having a full year of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of 2023 and the conversion of sales backlog. Pricing actions and recoveries, including material commodity price and inflationary cost adjustments, increased sales by $131.

The North America organic sales increase of 6% was driven principally by having a full year of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of 2024, the conversion of sales backlog and net customer pricing and cost recovery actions. Excluding currency effects, sales in Europe were down 5% compared with 2023, reflecting lower electric vehicle related product sales. Excluding currency effects, sales in South America were up 14% compared with 2023, reflecting improved medium- and heavy-duty truck production volumes. Excluding currency effects, sales in Asia Pacific decreased 10% compared to 2023, reflecting lower electric vehicle related product sales.

Cost of sales and gross margin — Cost of sales for 2024 increased $120, or 2%, when compared to 2023. Cost of sales as a percent of sales was 10 basis points hihger than in the previous year. Incremental margins resulting from higher material cost savings of $90, lower premium freight costs of $26, lower incentive compensation expense of $15, lower program launch costs of $11 and lower spending on electrification initiatives of $5, were partially offset by unfavorable product mix, non-material inflation of $157, operational inefficiencies of $16 and higher warranty expense of $6. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $378 for 2024 increased $1 from 2023. Gross margin as a percent of sales was 4.9% in 2024, 10 basis points lower than in 2023. The gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. With commodity costs abating during 2024, gross margin was negatively impacted by net material cost recoveries on both a dollar and percentage basis. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2024 were $429 (5.5% of sales) as compared to $440 (5.8% of sales) in 2023. SG&A expenses were $11 lower in 2024 primarily due to lower incentive compensation and lower professional services and consulting costs, partially offset by increased information technology expenses.

Amortization of intangibles — Amortization expense was $8 in both 2024 and 2023. See Note 3 of our consolidated financial statements in Item 8 for additional information.

Restructuring charges, net — Net restructuring charges were $70 in 2024 and $23 in 2023. See Note 4 of our consolidated financial statements in Item 8 for additional information.

Loss on disposal group previously held for sale — In February 2024, we entered into a definitive agreement to sell our European hydraulics business to HPIH S.à r.l. We classified the disposal group as held for sale, recognizing a $26 loss to adjust the carrying value of net assets to fair value less estimated costs to sell. The transaction was not completed by the date set forth in the definitive agreement. The assets of the European hydraulics business are no longer held for sale and have been reclassified as held and used at the lower of their adjusted carrying value or fair value at the date the held for sale criteria was no longer met.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	2024	2023
Non-service cost components of pension and OPEB costs	$(17)	$(10)
Government assistance	10	15
Foreign exchange gain (loss)	(15)	(17)
Strategic transaction expenses	(3)	(5)
Loss on sale of property, plant and equipment	(1)	—
Other, net	5	3
Other income (expense), net	$(21)	$(14)

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

Interest income and interest expense — Interest income was $13 in 2024 and $15 in 2023. Interest expense increased from $152 in 2023 to $158 in 2024, due to higher average outstanding borrowings and higher average interest rates. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.8% in 2024 and 5.6% in 2023.

Income tax expense — Income tax expense was $31 in 2024 and $7 in 2023. During 2024, we recorded tax expense of $21 for valuation allowances related to foreign jurisdictions and tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During 2023, we recorded tax expense of $14 for income tax reserves associated with prior tax years in foreign jurisdictions. In addition, we recorded net benefit of $55 on the intercompany sale of intangible assets to the U.S. See Note 17 to our consolidated financial statements in Item 8 for additional information.

Equity in earnings of affiliates — Net earnings (loss) from equity investments were earnings of $10 in 2024 and a loss of $9 in 2023. Net earnings (loss) from Dongfeng Dana Axle Co., Ltd. (DDAC) were earnings of $3 in 2024 and a loss of $16 in 2023. DDAC’s 2023 results were negatively impacted by valuation allowances being recorded against certain deferred tax assets.

Segment Results of Operations (2025 versus 2024)

Light Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2024	$5,250	$334	6.4%
Volume and mix	(206)	(49)
Divestiture	(5)
Performance	156	180
Currency effects	22	1
2025	$5,217	$466	8.9%

Light Vehicle sales in 2025, exclusive of divestiture and currency effects, were 1% lower than 2024 reflecting lower production volumes in North America and lower electric-vehicle product orders in Europe and Asia Pacific partially offset by the benefit of net customer pricing and cost and tariff recovery actions and the conversion of sales backlog. Year-over-year North America full-frame light truck production decreased 1% while light-truck production in Europe, Asia Pacific and South America increased 2%, 8% and 7%, respectively. Net customer pricing and cost and tariff recovery actions increased year-over-year sales by $156.

Light Vehicle segment EBITDA increased by $132 in 2025. Lower sales volumes decreased year-over-year earnings by $49 (24% decremental margin). The year-over-year performance-related earnings increase was driven by net customer pricing and cost and tariff recovery actions of $156, cost reduction initiatives of $99, higher material cost savings of $66, lower premium freight costs of $11 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $65. Partially offsetting these performance-related earnings increases were higher tariff-related costs of $96, inflationary cost increases of $92, commodity cost increases of $13, higher incentive compensation expense of $9, higher warranty expense of $6 and higher program launch costs of $1.

Commercial Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2024	$2,484	$134	5.4%
Volume and mix	(253)	(63)
Performance	46	126
Currency effects	6	2
2025	$2,283	$199	8.7%

Commercial Vehicle sales, exclusive of currency effects, were 8% lower than 2024, reflecting generally weaker global markets partially offset by the conversion of sales backlog and net customer pricing and cost and tariff recovery actions. Year-over-year Class 8 production in North America was down 23% and Classes 5-7 was down 23%. Year-over-year medium/heavy truck production in Europe was up 3% while South America was down 7%. Net customer pricing and cost and tariff recovery actions increased year-over-year sales by $46.

Commercial Vehicle segment EBITDA increased $65 in 2025. Lower sales volumes decreased year-over-year earnings by $63 (25% decremental margin). The year-over-year performance-related earnings increase was driven by cost reduction initiatives of $53, net customer pricing and cost and tariff recovery actions of $46, higher material costs savings of $24, lower premium freight costs of $11, lower warranty expense of $8, lower spending on electrification initiatives of $7, lower program launch costs of $2 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $41. Partially offsetting these performance-related earnings increases were inflationary cost increases of $35, higher tariff-related costs of $20, commodity cost increases of $6 and higher incentive compensation expense of $5.

Segment Results of Operations (2024  versus 2023)

Light Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2023	$4,989	$231	4.6%
Volume and mix	142	41
Performance	129	64
Currency effects	(10)	(2)
2024	$5,250	$334	6.4%

Light Vehicle sales in 2024, exclusive of currency effects, were 5% higher than 2023, reflecting a full year of production on a full-frame light-truck customer program that launched and was ramping up production in the first quarter of 2023, the conversion of sale backlog and the benefit of net customer pricing and cost recovery actions, partially offset by mixed global markets. Year-over-year North America full-frame light-truck production increased 1% while light-truck production in Europe decreased 2%. Year-over-year South America and Asia Pacific light-truck production increased 7% and 1%, respectively. Net customer pricing and cost recovery actions increased year-over-year sales by $129.

Light Vehicle segment EBITDA increased by $103 in 2024. Higher sales volumes provided a year-over-year earnings benefit of $41 (29% incremental margin). The year-over-year performance-related earnings increase was driven by net customer pricing and cost recovery actions of $129, higher material cost savings of $63, lower premium freight costs of $17, lower incentive compensation expense of $15 and lower program launch costs of $12. Partially offsetting these performance-related earnings increases were inflationary cost increases of $146, higher spending on electrification initiatives of $14, commodity cost increases of $2, higher warranty expense of $1 and operational inefficiencies of $9.

Commercial Vehicle

			Segment
		Segment	EBITDA
	Sales	EBITDA	Margin
2023	$2,624	$161	6.1%
Volume and mix	(110)	(63)
Performance	2	39
Currency effects	(32)	(3)
2024	$2,484	$134	5.4%

Commercial Vehicle sales in 2024, exclusive of currency effects, were 4% lower than 2023 reflecting mixed global markets being partially offset by the conversion of sales backlog and net customer pricing and cost recovery actions. Year-over-year Class 8 production in North America was down 3% while Classes 5-7 were up 4%. Year-over-year medium/heavy-truck production in Europe and Asia Pacific were down 23% and 5%, respectively, while medium/heavy-truck production in South America was up 41%. Net customer pricing and cost recovery actions increased year-over-year sales by $2.

Commercial Vehicle segment EBITDA decreased $27 in 2024. Lower sales volumes and unfavorable product mix decreased earnings by $63 (57% decremental margin). The year-over-year performance-related earnings increase was driven by higher material cost savings of $27, lower spending on electrification initiatives of $24, lower premium freight costs of $9, lower incentive compensation expense of $8, net customer pricing and cost recovery actions of $2 and commodity cost decreases of $2. Partially offsetting these performance-related earnings increases were inflationary cost increases of $20, operational inefficiencies of $7, higher warranty expense of $5 and higher program launch costs of $1.

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

The following table provides a reconciliation of net loss from continuing operations to adjusted EBITDA.

	2025	2024	2023
Net loss from continuing operations	$(53)	$(342)	$(262)
Equity in earnings (loss) of affiliates	32	10	(9)
Income tax expense	53	31	7
Loss from continuing operations before income taxes	(32)	(321)	(246)
Depreciation and amortization	357	350	315
Restructuring charges, net	23	70	23
Interest expense, net	171	145	137
Loss on extinguishment of debt			1
Electric vehicle program termination charges	36
Loss on divestiture of ownership interests	9
Supplier capacity charge, net	(21)	46
Loss on disposal group previously held for sale		26
Amounts attributable to previously closed/divested operations		9
Distress supplier costs			44
Other*	67	70	43
Adjusted EBITDA	$610	$395	$317

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

The following table reconciles net cash flows provided by operating activities to adjusted free cash flow.

	2025	2024	2023
Net cash provided by operating activities	$512	$450	$476
Purchases of property, plant and equipment - Continuing operations	(214)	(312)	(427)
Purchases of property, plant and equipment - Discontinued operations	(56)	(68)	(74)
Proceeds from sale of property, plant and equipment - Continuing operations	13	7	2
Proceeds from sale of property, plant and equipment - Discontinued operations	1	4	—
Cash paid for Off-Highway business divestiture related activities	75	—	—
Adjusted free cash flow	$331	$81	$(23)

Liquidity

On January 1, 2026, Dana completed the sale of its Off-Highway business. Net cash proceeds from the Off-Highway business divestiture have been used to pay down debt, strengthening Dana’s financial position, and provide capital returns to shareholders. During January 2026, Dana purchase and redeemed certain of its senior notes, paid down its Term A Facility and continued to repurchase common shares under its board of director approved program. See "Capital Structure Initiatives" in Item 1 for additional information.

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at January 31, 2026:

Cash and cash equivalents	$659
Additional cash availability from Revolving Facility	1,140
Total liquidity	$1,799

We had availability of $1,140 at January 31, 2026 under our Revolving Facility after deducting $10 of outstanding letters of credit.

The components of our January 31, 2026 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$157	$432	$589
Cash and cash equivalents held at less than wholly-owned subsidiaries		70	70
Consolidated cash balance	$157	$502	$659

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

At December 31, 2025, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

	2025	2024	2023
Net cash provided by operating activities	$512	$450	$476
Net cash used in investing activities	(222)	(352)	(528)
Net cash provided by (used in) financing activities	(371)	(90)	160
Net increase (decrease) in cash, cash equivalents and restricted cash	$(81)	$8	$108

The table above summarizes our consolidated statement of cash flows.

Operating activities — Exclusive of working capital, other cash provided by continuing operations was $300 and $43 in 2025 and 2024, respectively, while other cash used by continuing operations was $10 in 2023. The year-over-year improvement from 2023 to 2024 and 2024 to 2025 is primarily attributable to the impact of higher year-over-year operating earnings from continuing operations. Working capital provided cash of $29, $33 and $15 in 2025, 2024 and 2023, respectively. Cash of $47, $14 and $63 was used to fund higher accounts receivable in 2025, 2024 and 2023, respectively. Cash of $78 was provided by lower inventory levels in 2025. Cash of $11 and $37 was used to fund higher inventory levels is 2024 and 2023, respectively. Decreases in accounts payable and other net liabilities used cash of $2 in 2025, while increases in accounts payable and other net liabilities provided cash of $58 and $115 in 2024 and 2023, respectively. Operating activities of discontinued operations generated cash of $183, $374 and $471 in 2025, 2024 and 2023, respectively.

Investing activities — Expenditures for property plant and equipment by continuing operations were $214, $312 and $427, in 2025, 2024 and 2023 respectively. The decrease in capital spending from 2023 to 2024 was primarily due to lower year-over-year program launches. The decrease in capital spending from 2024 to 2025 was primarily due to lower year-over-year program launches and a focus on rationalizing capital investments. On April 25, 2025, we sold our ownership interest in Axles India Limited for $43. On June 6, 2025, we sold our ownership interest in Switch Mobility Limited for $10. Investing activities of discontinued operations used cash of $53, $47 and $91 in 2025, 2024 and 2023, respectively.

Financing activities — During 2025, we had net borrowings on our Revolving Facility of $390 and net borrowings on our Term A Facility of $225. During 2025, we redeemed the remaining $200 of our April 2025 Notes. During 2023, we made net repayments of $25 on our Revolving Facility. During 2023, we completed the issuance of €425 of our July 2031 Notes, paying financings costs of $7. Also during 2023, we redeemed $200 of our April 2025 Notes. During 2023, we paid financing costs of $2 to amend our credit and guaranty agreement, extending the Revolving Facility maturity to March 14, 2028. We used cash of $54, $58 and $58 for dividend payments to common stockholders in 2025, 2024 and 2023, respectively. During 2025, we used $650 to repurchase 34,278,815 common stock shares. Distributions to noncontrolling interests totaled $17, $20 and $10 in 2025, 2024 and 2023, respectively. During 2024, we received $11 from Hydro-Québec, which represents deferred purchase consideration associated with their acquisition of a 45% ownership interest in SME S.p.A. from Dana. Hydro-Québec made cash contributions to Dana TM4 of $18 and $22 in 2024 and 2023, respectively. During 2025, we used cash of $14 to settle swaps associated with our April 2025 Notes.

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2025, except for the long-term debt and interest payment figures which are presented as of January 8, 2026. On January 1, 2026, Dana completed the sale of its Off-Highway business. A portion of the cash proceeds from the divestiture were used to purchase and redeem certain of Dana's senior notes. See Note 13 of our consolidated financial statements in Item 8 for additional information. The long-term debt and interest payment amounts presented in the table below are after the January 7, 2026 senior note purchases and January 8, 2026 senior note redemptions.

		Payments Due by Period
Contractual Cash Obligations	Total	2026	2027 - 2028	2029 - 2030	After 2030
Long-term debt(1)	$1,134	$1	$1	$444	$688
Interest payments(2)	382	67	133	127	55
Operating leases(3)	433	60	101	77	195
Financing leases(4)	215	37	60	44	74
Unconditional purchase obligations(5)	364	245	73	13	33
Pension contribution(6)	18	18
Retiree health care benefits(7)	37	4	8	8	17
Uncertain income tax positions(8)	—
Total contractual cash obligations	$2,583	$432	$376	$713	$1,062

______________________________________________________

Notes:

(1)	Principal payments on long-term debt as of January 8, 2026.
(2)	Interest payments are based on long-term debt in place at January 8, 2026 and the interest rates applicable to such obligations.
(3)	Operating lease obligations, including interest, related to real estate, manufacturing and material handling equipment, vehicles and other assets.
(4)	Finance lease obligations, including interest, related to real estate and manufacturing and material handling equipment.
(5)	Unconditional purchase obligations are comprised of commitments for the procurement of fixed assets, the purchase of raw materials and the fulfillment of other contractual obligations.
(6)

This amount represents estimated 2026 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2026 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(7)

This amount represents estimated payments under our retiree health care programs. Obligations under the retiree health care programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made in the future consider recent payment trends and certain of our actuarial assumptions.

(8)

We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2025 of $131. See Note 17 of our consolidated financial statements in Item 8 for additional discussion.

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

U.S. retirement plans — Our U.S. defined benefit pension plans comprise 61% of our consolidated defined benefit pension obligations at December 31, 2025. These plans are frozen and no service-related costs are being incurred. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets.

Rising discount rates decrease the present value of future pension obligations – a 25 basis point increase in the discount rate would decrease our U.S. pension liability by about $7. As indicated above, when establishing the expected long-term rate of return on our U.S. pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and investment strategy. Based on the most recent analysis of projected portfolio returns, we concluded that the use of a 5.75% expected return in 2026 is appropriate for our U.S. pension plans. See Note 12 to our consolidated financial statements in Item 8 for information about the investing and allocation objectives related to our U.S. pension plan assets.

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

At December 31, 2025, we have $125 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses, which are primarily the result of changes in the discount rate and other assumptions and differences between actual and expected asset returns, are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Based on the current funded status of our U.S. plans, we expect to make contributions of $1 during 2026.

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

Indefinite-lived intangible assets — Our indefinite-lived intangible assets are tested for impairment annually as of October 31 for all of our reporting units, and more frequently if events or circumstances warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, including revenue growth rates, projected gross margins, discount rates, and exit earnings multiples. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. Our utilization of market valuation models requires us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We use our internal forecasts, which we update quarterly, to make our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities.

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of indefinite-lived intangible assets as of October 31, 2025 were reasonable.

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

Investments in affiliates — We had aggregate investments in affiliates of $102 at December 31, 2025 and $125 at December 31, 2024. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. Fair value is generally determined using the discounted cash flows (an income approach) or guideline public company (a market approach) methods.

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

The following table summarizes the sensitivity of the fair value of our derivative instruments, including forward contracts and currency swaps, at December 31, 2025 to a 10% change in foreign exchange rates.

	10% Increase	10% Decrease
	in Rates	in Rates
	Gain (Loss)	Gain (Loss)
Foreign currency rate sensitivity:
Currency swaps	$(34)	$34
Forward contracts	$(36)	$42

At December 31, 2025, of the $1,610 total notional amount of foreign currency derivatives, approximately 56% primarily represents forward contracts associated with our forecasted foreign currency-denominated sales, purchase transactions and hedges of inter-company loans that are not deemed to be permanent in nature. The remaining 44% represents the aggregate of fixed-to-fixed cross-currency interest rate swaps.

To manage our global liquidity objectives, we periodically execute intercompany loans, some of which are foreign currency-denominated. With respect to such intercompany loans, the total notional amount outstanding at December 31, 2025 is approximately $768. Depending on the specific objective of each intercompany loan arrangement, certain intercompany loans may be hedged while others remain unhedged for strategic reasons. The decision to hedge the loan, to designate the loan itself as a hedge or not to hedge the loan is dependent on management's underlying strategy. Of the approximately $768 of foreign currency-denominated intercompany loans outstanding at December 31, 2025, $327, or 43%, has been hedged by one of our fixed-to-fixed cross-currency swaps whereby we have protected the income statement from exchange rate risk. Of the remaining 57% of such outstanding intercompany loans, $72 has been hedged by foreign currency forwards and the remaining balances have not been hedged.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Dana Incorporated and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2025 appearing under Item 8 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Discontinued Operations - Off-Highway Business

As described in Notes 1 and 2 to the consolidated financial statements, in June 2025, the Company entered into a definitive agreement to sell its Off-Highway business for $2.7 billion. Management concluded that their Off-Highway business met the criteria to be classified as held for sale in June 2025. Management analyzed the quantitative and qualitative factors relevant to the pending divestiture of the Off-Highway business and determined that the conditions for discontinued operations presentation have been met. As a result, the Company presented current and noncurrent assets of disposal group held for sale of $2 billion and current and noncurrent liabilities of disposal group held for sale of $871 million as of December 31, 2025 and net income from discontinued operations of $155 million for the year ended December 31, 2025.

The principal considerations for our determination that performing procedures related to the discontinued operations of the Off-Highway business is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to management’s assessment, classification, and disclosure of the discontinued operations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s discontinued operations assessment, including controls related to management’s classification and disclosure of the discontinued operations in the Company’s consolidated financial statements. These procedures also included, among others (i) evaluating management’s assessment that the Off-Highway business sale was a discontinued operation; (ii) testing the classification of amounts included in discontinued operations, including agreeing such amounts to the Company’s historical accounting records; and (iii) evaluating the sufficiency of the disclosures in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 27, 2026

We have served as the Company’s auditor since 1916.

Dana Incorporated

Consolidated Statement of Operations

(In millions, except per share amounts)

	2025	2024	2023
Net sales	$7,500	$7,734	$7,613
Costs and expenses
Cost of sales	6,898	7,356	7,236
Selling, general and administrative expenses	387	429	440
Amortization of intangibles	7	8	8
Restructuring charges, net	23	70	23
Loss on disposal group previously held for sale		(26)
Other income (expense), net	(46)	(21)	(14)
Earnings (loss) from continuing operations before interest and income taxes	139	(176)	(108)
Loss on extinguishment of debt			(1)
Interest income	10	13	15
Interest expense	181	158	152
Loss from continuing operations before income taxes	(32)	(321)	(246)
Income tax expense	53	31	7
Equity in earnings (loss) of affiliates	32	10	(9)
Net loss from continuing operations	(53)	(342)	(262)
Net income from discontinued operations	155	293	310
Net income (loss)	102	(49)	48
Less: Noncontrolling interests net income from continuing operations	17	21	22
Less: Redeemable noncontrolling interests net loss from continuing operations		(13)	(12)
Net income (loss) attributable to the parent company	$85	$(57)	$38

Net income (loss) per share available to common stockholders
Basic loss per share from continuing operations	$(0.52)	$(2.41)	$(1.88)
Basic earnings per share from discontinued operations	$1.16	$2.02	$2.14
Basic earnings (loss) per share	$0.64	$(0.39)	$0.26

Diluted loss per share from continuing operations	$(0.52)	$(2.41)	$(1.88)
Diluted earnings per share from discontinued operations	$1.16	$2.02	$2.14
Diluted earnings (loss) per share	$0.64	$(0.39)	$0.26

Weighted-average common shares outstanding
Basic	133.7	145.2	144.4
Diluted	133.7	145.2	144.4

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income

(In millions)

	2025	2024	2023
Net loss from continuing operations	$(53)	$(342)	$(262)
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments	41	(97)	38
Hedging gains and losses	48	(48)
Defined benefit plans	8	13	(16)
Other comprehensive income (loss)	97	(132)	22
Total comprehensive income (loss) from continuing operations	44	(474)	(240)
Net income from discontinued operations	155	293	310
Other comprehensive income (loss) from discontinued operations, net of tax:
Currency translation adjustments	6	(20)	(8)
Hedging gains and losses		(1)	(1)
Defined benefit plans	9	(5)
Other comprehensive income (loss) from discontinued operations	15	(26)	(9)
Total comprehensive income from discontinued operations	170	267	301
Total comprehensive income (loss)	214	(207)	61
Less: Comprehensive income attributable to noncontrolling interests	(19)	(18)	(22)
Less: Comprehensive loss attributable to redeemable noncontrolling interests		16	10
Comprehensive income (loss) attributable to the parent company	$195	$(209)	$49

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet

(In millions, except share and per share amounts)

	2025	2024
Assets
Current assets
Cash and cash equivalents	$469	$494
Accounts receivable
Trade, less allowance for doubtful accounts of $15 in 2025 and $12 in 2024	987	890
Other	254	220
Inventories	1,015	1,047
Other current assets	114	130
Current assets of disposal group held for sale	1,029	923
Total current assets	3,868	3,704
Intangibles	71	80
Deferred tax assets	534	514
Other noncurrent assets	102	118
Investments in affiliates	102	125
Operating lease assets	305	260
Property, plant and equipment, net	1,872	1,830
Noncurrent assets of disposal group held for sale	954	855
Total assets	$7,808	$7,486

Liabilities, redeemable noncontrolling interests and equity
Current liabilities
Short-term debt	$615	$8
Current portion of long-term debt	30	214
Accounts payable	1,154	1,120
Accrued payroll and employee benefits	210	176
Taxes on income	75	49
Current portion of operating lease liabilities	41	35
Other accrued liabilities	495	314
Current liabilities of disposable group held for sale	688	645
Total current liabilities	3,308	2,561
Long-term debt, less debt issuance costs of $16 in 2025 and $19 in 2024	2,566	2,387
Noncurrent operating lease liabilities	266	235
Pension and postretirement obligations	249	233
Other noncurrent liabilities	337	322
Noncurrent liabilities of disposal group held for sale	183	163
Total liabilities	6,909	5,901
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests		189
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 112,284,138 and 144,993,614 shares outstanding	1	2
Additional paid-in capital	1,671	2,282
Retained earnings	235	204
Treasury stock, at cost (1,944,700 and 837,803 shares)	(35)	(13)
Accumulated other comprehensive loss	(1,032)	(1,142)
Total parent company stockholders' equity	840	1,333
Noncontrolling interests	59	63
Total equity	899	1,396
Total liabilities, redeemable noncontrolling interests and equity	$7,808	$7,486

 The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows

(In millions)

	2025	2024	2023
Operating activities
Net income (loss)	$102	$(49)	$48
Less: Net income from discontinued operations	155	293	310
Net loss from continuing operations	(53)	(342)	(262)
Depreciation	345	337	299
Amortization	12	13	16
Amortization of deferred financing charges	5	6	5
Write-off of deferred financing costs			1
Earnings of affiliates, net of dividends received	(8)	(7)	11
Stock compensation expense	40	30	26
Deferred income taxes	(60)	(76)	(99)
Pension expense (benefit), net	(2)	7	4
Change in working capital	29	33	15
Loss on disposal group previously held for sale		26
Change in other noncurrent assets and liabilities	1	63
Loss on divestiture of ownership interests	(12)
Other, net	32	(14)	(11)
Net cash provided by operating activities from continuing operations	329	76	5
Net cash provided by operating activities from discontinued operations	183	374	471
Net cash provided by operating activities	512	450	476
Investing activities
Purchases of property, plant and equipment	(214)	(312)	(427)
Proceeds from sale of property, plant and equipment	13	7	2
Settlements of undesignated derivatives	(25)	(5)	(13)
Proceeds from sale of investments	57
Other, net		5	1
Net cash used in investing activities from continuing operations	(169)	(305)	(437)
Net cash used in investing activities from discontinued operations	(53)	(47)	(91)
Net cash used in investing activities	(222)	(352)	(528)
Financing activities
Net change in short-term debt	607	(14)	(30)
Proceeds from long-term debt		1	458
Repayment of long-term debt	(223)	(37)	(209)
Deferred financing payments			(9)
Dividends paid to common stockholders	(54)	(58)	(58)
Repurchases of common stock	(650)
Distributions to noncontrolling interests	(17)	(20)	(10)
Collection of note receivable from redeemable noncontrolling interest		11
Contributions from redeemable noncontrolling interests		18	22
Swap settlements	(14)
Other, net	(20)	9	(4)
Net cash provided by (used in) financing activities	(371)	(90)	160
Net increase (decrease) in cash, cash equivalents and restricted cash	(81)	8	108
Cash, cash equivalents and restricted cash - beginning of period	512	563	442
Effect of exchange rate changes on cash balances	55	(59)	13
Cash, cash equivalents and restricted cash - end of period	$486	$512	$563

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Stockholders’ Equity

(In millions)

	Parent Company Stockholders'
						Accumulated	Parent
			Additional			Other	Company	Non-
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'	controlling	Total
	Stock	Stock	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2022	$—	$2	$2,229	$321	$—	$(1,001)	$1,551	$52	$1,603
Net income				38			38	22	60
Other comprehensive income						11	11		11
Common stock dividends and dividend equivalents ($0.40 per share)				(58)			(58)		(58)
Distributions to noncontrolling interests							—	(12)	(12)
Redeemable noncontrolling interests adjustment to redemption value				16			16		16
Stock compensation			26				26		26
Stock withheld for employees taxes					(9)		(9)		(9)
Balance, December 31, 2023	—	2	2,255	317	(9)	(990)	1,575	62	1,637
Net income (loss)				(57)			(57)	21	(36)
Other comprehensive loss						(152)	(152)	(3)	(155)
Common stock dividends and dividend equivalents ($0.40 per share)				(60)			(60)		(60)
Distributions to noncontrolling interests							—	(17)	(17)
Redeemable noncontrolling interests adjustment to redemption value				4			4		4
Stock compensation			27				27		27
Stock withheld for employees taxes					(4)		(4)		(4)
Balance, December 31, 2024	—	2	2,282	204	(13)	(1,142)	1,333	63	1,396
Net income				85			85	17	102
Other comprehensive income						110	110	2	112
Common stock dividends and dividend equivalents ($0.40 per share)				(55)			(55)		(55)
Distributions to noncontrolling interests							—	(17)	(17)
Repurchase and retirement of shares		(1)	(654)				(655)		(655)
Redeemable noncontrolling interests adjustments to redemption value			8	1			9		9
Sale of non-wholly-owned subsidiary								(5)	(5)
Purchase of noncontrolling interests								(1)	(1)
Stock compensation			35				35		35
Stock withheld for employees taxes					(22)		(22)		(22)
Balance, December 31, 2025	$—	$1	$1,671	$235	$(35)	$(1,032)	$840	$59	$899

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Index to Notes to the Consolidated

Financial Statements

Notes to the Consolidated Financial Statements

(In millions, except share and per share amounts)

Note 1.  Organization and Summary of Significant Accounting Policies

General

Dana Incorporated (Dana) is headquartered in Maumee, Ohio, and was incorporated in Delaware in 2007. As a global provider of high technology driveline (axles, driveshafts and transmissions); sealing and thermal-management products; and motors, power inverters, and control systems for electric vehicles, our customer base includes virtually every major on-highway vehicle manufacturer in the world.

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

In June 2025, we entered into a definitive agreement to sell our Off-Highway business. We concluded that our Off-Highway business met the criteria to be classified as held for sale in June 2025. We analyzed the quantitative and qualitative factors relevant to the pending divestiture of our Off-Highway business and determined that the conditions for discontinued operations presentation have been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been recast to reflect discontinued operations presentation. On January 1, 2026, we completed the previously announced sale of our Off-Highway business to Allison Transmission Holdings, Inc. The sale was consummated pursuant to the terms and conditions of the definitive agreement to sell that we entered in June 2025. See Note 2 for additional information.

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

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and depreciated over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. The machinery and equipment component of property, plant and equipment includes $20 and $22 of our tooling related to long-term supply arrangements at December 31, 2025 and December 31, 2024 . Also, at December 31, 2025 and December 31, 2024 other accounts receivables include $52 and $57 and other noncurrent assets include $40 and $32 of costs related to tooling, design and development that we have a contractual right to collect from our customers.

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

We may also use fixed-to-floating or floating-to-fixed interest rate swaps or other similar derivatives to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed-rate and variable-rate debt. As a fair value hedge of the underlying debt, changes in the fair values of the swap and the underlying debt are recorded in interest expense. No such fixed-to-floating or floating-to-fixed swaps were outstanding at December 31, 2025 or December 31, 2024. See Note 14 for additional information.

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

Government assistance — We account for separate legally enforceable agreements with governments and government agencies where the agreement provides for the government to determine whether Dana will receive assistance and the amount of assistance by applying a contribution accounting model by analogy. The primary forms of government assistance received includes cash grants based on making qualifying capital investments over a specified period of time; cash grants based on creating new jobs, increasing and maintaining qualifying employee headcount over a specified period of time; and cash grants based on investing in specified research and development activities. The agreements include imposed conditions that must be satisfied for us to retain grant proceeds received. Imposed conditions include providing documentation supporting qualified expenditures have been made and may include providing documentation that specified employment levels have been achieved. Imposed conditions related to employment levels typically range from one to five years. Amounts received or receivable from these cash grants are deferred as a liability until such time as we have satisfied all imposed conditions documented in the agreement with the government. Deferred amounts are recorded in other accrued liabilities and other noncurrent liabilities as appropriate. Government assistance received for making qualifying capital investments is realized by reducing the associated fixed assets so long as we have satisfied all imposed conditions by the time the associated fixed assets are placed into service. All other government assistance is realized in other income (expense), net once all imposed conditions have been satisfied. See Notes 6 and 18  for additional information.

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

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Salaries, fringes and occupancy costs, including building, utility and overhead costs, comprise the vast majority of these expenses and are expensed as incurred. Research and development expenses were $105, $184 and $196 in 2025, 2024 and 2023, respectively.

Recently adopted accounting pronouncements

On December 31, 2025, we adopted Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures. This guidance requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. See Note 17 for more information.

Recently issued accounting pronouncements

In December 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-10, Government Grants (Topic 832), which addresses the recognition, measurement, presentation and disclosure of government grants, including grants related to income and grants related to assets. The new guidance leverages the principles in the accounting framework for government assistance in IFRS, specifically IAS 20, with certain targeted improvements. This ASU requires entities to recognize government grants only when it is probable that the entity will meet the stipulated grant conditions and ultimately receive the grant funds. This ASU provides two acceptable methods for accounting for grants related to assets: the grant may be initially recognized as deferred income, or it may be recorded as an adjustment to reduce the cost basis of the related asset. For grants related to income, the standard mandates that these shall be consistently recognized as deferred income. Deferred grants should be recognized in earnings on a systematic and rational basis either under a general heading such as other income or deducted from the related expense. The guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods; early adoption is permitted. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), which provides targeted amendments to better align U.S. GAAP with common risk management practices. The guidance simplifies cash flow hedge accounting for forecasted transactions primarily by allowing entities to hedge a broader group of risks using a single derivative. Additionally, the ASU expands the scope of qualifying hedged items to include certain nonfinancial components, creates an optional accounting model for "choose-your-rate" debt instruments, and eliminates the recognition mismatch for dual-hedge strategies. The guidance is effective for annual reporting periods beginning after December 15, 2026; early adoption is permitted. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates the sequential software development-stage model and requires capitalization when management authorizes and commits to funding a software project and determines it is probable of completion. In evaluating whether it is probable the project will be completed, management is required to consider whether there is significant uncertainty associated with the development activities of the software. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of the guidance on the consolidated financial statements and related disclosures.

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

Note 2.  Discontinued Operations

In  June 2025, we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. (Allison). The transaction closed on January 1, 2026, with Dana receiving gross cash proceeds of $2,664. The sale price is subject to adjustment based on net working capital and net indebtedness balances as of the closing date. We expect to recognize a gain on the sale within our financial statements for the first quarter of 2026. The initial accounting for the sale is in process, including the effect of working capital and net indebtedness adjustments and the recognition of foreign currency translation adjustments included in accumulated other comprehensive loss. As such, the gain on sale cannot be estimated at this time.

At closing, Dana entered into a transition services agreement, engineering services agreement, intellectual property and trademark license agreements, and certain supply agreements with Allison. Services to be provided by Dana under the transition services agreement include finance, information technology, human resources and certain other administrative services for periods up to 24 months.

The major classes of line items included in net income from discontinued operations are as follows:

	2025	2024	2023
Net sales	$2,498	$2,696	$3,085
Cost of sales	2,039	2,198	2,562
Selling, general and administrative expenses	108	95	109
Amortization of intangibles	2	5	5
Restructuring charges, net	2	6	2
Other income (expense), net	(63)	10	17
Earnings from discontinued operations before interest and income taxes	284	402	424
Interest income	3	2	2
Interest expense	3	3	2
Earnings from discontinued operations before income taxes	284	401	424
Income tax expense	129	108	114
Net income from discontinued operations	$155	$293	$310

During 2025, we incurred $84 of Off-Highway business divestiture transaction related costs. These costs were attributed to discontinued operations and included in other income (expense), net in the table above.

The carrying amounts of the major classes of assets and liabilities of our Off-Highway business are as follows:

	2025	2024
Accounts receivable - Trade	$360	$305
Accounts receivable - Other	39	41
Inventories	533	500
Other current assets	97	77
Current assets of disposal group held for sale	$1,029	$923

Goodwill	$270	$250
Intangibles	72	70
Deferred tax assets	49	46
Other noncurrent assets	44	72
Operating lease assets	39	33
Property, plant and equipment, net	480	384
Noncurrent assets of disposal group held for sale	$954	$855

Current portion of long-term debt	$2	$—
Accounts payable	425	402
Accrued payroll and employee benefits	72	60
Taxes on income	11	20
Current portion of operating lease liabilities	9	9
Other accrued liabilities	169	154
Current liabilities of disposal group held for sale	$688	$645

Long-term debt	$33	$2
Noncurrent operating lease liabilities	30	23
Pension and postretirement obligations	48	62
Other noncurrent liabilities	72	76
Noncurrent liabilities of disposal group held for sale	$183	$163

Note 3.  Other Intangible Assets

Non-amortizable intangible assets — Our non-amortizable intangible assets include a portion of our trademarks and trade names. Non-amortizable trademarks and trade names consist of the Dana®, Spicer® and TM4® trademarks and trade names utilized in our Commercial Vehicle segment. We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the three years ended  December 31, 2025 in connection with the required annual assessment for trademarks and trade names.

Amortizable intangible assets — Our amortizable intangible assets include core technology and customer relationships. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income.

These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows. We use our internal forecasts, which we update quarterly, to develop our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. Our valuation is applied over the life of the primary assets within the asset groups. If the undiscounted cash flows do not indicate that the carrying amount of the asset group is recoverable, an impairment charge is recorded if the carrying amount of the asset group exceeds its fair value based on discounted cash flow analyses or appraisals. There were no impairments recorded during the three years ended December 31, 2025.

Components of other intangible assets (excluding fully-amortized other intangible assets) —

		December 31, 2025			December 31, 2024
	Weighted
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	11	$50	$(32)	$18	$47	$(25)	$22
Customer relationships	10	67	(53)	14	65	(45)	20
Non-amortizable intangible assets
Trademarks and trade names		39		39	38		38
		$156	$(85)	$71	$150	$(70)	$80

The net carrying amounts of intangible assets attributable to each of our operating segments at December 31, 2025 were as follows: Light Vehicle Systems (Light Vehicle) – $8 and Commercial Vehicle Systems (Commercial Vehicle) – $63.

Amortization expense related to amortizable intangible assets —

	2025	2024	2023
Charged to cost of sales	$5	$5	$8
Charged to amortization of intangibles	7	8	8
Total amortization	$12	$13	$16

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on  December 31, 2025 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2026	2027	2028	2029	2030
Amortization expense	$11	$10	$6	$3	$2

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

Accrued restructuring costs and activity —

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance, December 31, 2022	$1	$—	$1
Charges to restructuring	15	8	23
Cash payments	(8)	(8)	(16)
Balance, December 31, 2023	8	—	8
Charges to restructuring	59	13	72
Adjustments of accruals	(2)		(2)
Cash payments	(20)	(12)	(32)
Currency impact	(1)		(1)
Balance, December 31, 2024	44	1	45
Charges to restructuring	21	10	31
Adjustments of accruals	(8)		(8)
Cash payments	(39)	(9)	(48)
Currency impact	3		3
Balance, December 31, 2025	$21	$2	$23

At  December 31, 2025, accrued employee termination benefits include costs to reduce approximately 400 employees to be completed over the next year.

Note 5.  Inventories

Inventory components at December 31 —

	2025	2024
Raw materials	$458	$456
Work in process and finished goods	557	591
Total	$1,015	$1,047

Note 6.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2025	2024
Other current assets:
Prepaid expenses	$96	$109
Restricted cash	7	9
Other	11	12
Total	$114	$130

Other noncurrent assets:
Deferred customer incentives	$15	$27
Pre-production costs receivable	40	32
Pension assets, net of related obligations	16	11
Restricted cash	10	9
Deferred financing costs	3	4
Other	18	35
Total	$102	$118

Property, plant and equipment, net:
Land and improvements to land	$144	$132
Buildings and building fixtures	445	388
Machinery and equipment	3,393	3,160
Software and hardware	334	323
Construction in progress	356	423
Finance lease right-of-use assets	169	86
Total cost	4,841	4,512
Less: accumulated depreciation	(2,969)	(2,682)
Net	$1,872	$1,830

Other accrued liabilities (current):
Mandatorily redeemable noncontrolling interest	$190	$—
Non-income taxes payable	29	27
Warranty reserves	18	25
Contract liabilities	25	6
Accrued interest	47	43
Accrued customer rebates	24	20
Payable under forward contracts	7	40
Restructuring costs	23	45
Environmental	4	2
Deferred government assistance		3
Other expense accruals	128	103
Total	$495	$314

Other noncurrent liabilities:
Income tax liability	$85	$80
Interest rate swap market valuation	26	5
Deferred income tax liability	19	51
Workplace injury costs	7	13
Warranty reserves	53	64
Deferred government assistance	21	17
Other noncurrent liabilities	126	92
Total	$337	$322

Cash, cash equivalents and restricted cash at —

	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$469	$494	$529	$425
Restricted cash included in other current assets	7	9	23	7
Restricted cash included in other noncurrent assets	10	9	11	10
Total cash, cash equivalents and restricted cash	$486	$512	$563	$442

Supplemental cash flow information —

	2025	2024	2023
Change in working capital:
Change in accounts receivable	$(47)	$(14)	$(63)
Change in inventories	78	(11)	(37)
Change in accounts payable	(13)	(5)	(80)
Change in accrued payroll and employee benefits	26	(25)	58
Change in accrued income taxes	47	23	28
Change in other current assets and liabilities	(62)	65	109
Net	$29	$33	$15

Cash paid during the period for:
Interest	$170	$156	$126
Noncash investing and financing activities:
Purchases of property, plant and equipment held in accounts payable	$33	$43	$45
Stock compensation plans	35	27	26
Noncash dividends declared	1	1	1

Supplier finance programs information —

	2025	2024
Confirmed obligations outstanding at the beginning of the year	$46	$50
Invoices confirmed during the year	207	189
Confirmed invoices paid during the year	(194)	(193)
Confirmed obligations outstanding at the end of the year	$59	$46

Note 7. Leases

Our leases generally have remaining lease terms of one year to twenty years, some of which include options to extend the leases for up to forty years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides a summary of the location and amounts related to finance leases recognized in the consolidated balance sheet. Short-term and variable lease costs were insignificant as of December 31, 2025, 2024, and 2023.

	Classification	2025	2024
Finance lease right-of-use assets	Property, plant and equipment, net	$169	$86
Finance lease liabilities	Current portion of long-term debt	29	14
Finance lease liabilities	Long-term debt	148	78

Components of lease expense —

	2025	2024	2023
Operating lease cost	$64	$57	$56
Finance lease cost:
Amortization of right-of-use assets	$23	$10	$6
Interest on lease liabilities	7	3	2
Total finance lease cost	$30	$13	$8

Supplemental cash flow information related to leases —

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$63	$56	$53
Operating cash flows from finance leases	7	3	2
Financing cash flows from finance leases	19	9	6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$74	$28	$48
Finance leases	100	53	5

Supplemental balance sheet information related to leases —

	2025	2024
Weighted-average remaining lease term (years):
Operating leases	10	10
Finance leases	9	8
Weighted-average discount rate:
Operating leases	6.6%	7.0%
Finance leases	4.8%	5.8%

Maturities —

	Operating Leases	Finance Leases
2026	$60	$37
2027	54	33
2028	47	27
2029	41	25
2030	36	19
Thereafter	195	74
Total lease payments	433	215
Less: interest	126	38
Present value of lease liabilities	$307	$177

Note 8.  Stockholders' Equity

Preferred Stock

We are authorized to issue 50,000,000 shares of Dana preferred stock, par value $0.01 per share. There were no preferred shares outstanding at December 31, 2025 or 2024.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At  December 31, 2025, there were 114,228,838 shares of our common stock issued and 112,284,138 shares outstanding, net of 1,944,700 in treasury shares. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our stock compensation plan in addition to shares repurchased through share repurchase programs.

Our Board of Directors declared a cash dividend of ten cents per share of common stock in all four quarters of 2025. Aggregate 2025 cash dividends paid totaled $54. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
				Accumulated
	Foreign		Defined	Other
	Currency		Benefit	Comprehensive
	Translation	Hedging	Plans	Loss
Balance, December 31, 2022	$(895)	$21	$(127)	$(1,001)
Other comprehensive income (loss):
Currency translation adjustments	27			27
Holding gains and losses		22		22
Reclassification of amount to net income (a)		(23)		(23)
Net actuarial losses			(25)	(25)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			3	3
Tax benefit			7	7
Other comprehensive income (loss)	27	(1)	(15)	11
Balance, December 31, 2023	(868)	20	(142)	(990)
Other comprehensive income (loss):
Currency translation adjustments	(110)			(110)
Holding gains and losses		(28)		(28)
Reclassification of amount to net income (a)		(31)		(31)
Net actuarial gains			4	4
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			6	6
Tax benefit (expense)	1	10	(4)	7
Other comprehensive income (loss)	(109)	(49)	6	(152)
Balance, December 31, 2024	(977)	(29)	(136)	(1,142)
Other comprehensive income (loss):
Currency translation adjustments	45			45
Holding gains and losses		14		14
Reclassification of amount to net income (a)		47		47
Net actuarial gains			20	20
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			3	3
Tax expense		(13)	(6)	(19)
Other comprehensive income	45	48	17	110
Balance, December 31, 2025	$(932)	$19	$(119)	$(1,032)

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

Note 9. Redeemable Noncontrolling Interests

Hydro-Québec owned a 45% redeemable noncontrolling interest in Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC. The terms of the joint venture agreement provide Hydro-Québec with the right to put all, and not less than all, of its ownership interests in Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC to Dana at fair value.

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

On May 6, 2024, Hydro‑Québec delivered its put notice to Dana. Following this notice, Dana ceased attributing net income (loss) and other comprehensive income (loss) of Dana TM4 Inc., Dana TM4 Electric Holdings BV, and Dana TM4 USA, LLC to Hydro‑Québec’s redeemable noncontrolling interest. During the fourth quarter of 2025, we finalized the purchase price with Hydro‑Québec resulting in the redeemable noncontrolling interest becoming mandatorily redeemable and reclassified the redemption value to other current liabilities. As of December 31, 2025, the liability was remeasured to reflect the final purchase price of $190, resulting in an incremental charge of $2, which was recorded in other income (expense), net. The purchase agreement with Hydro‑Québec includes a contingent earnout provision that may require additional consideration if a cumulative sales threshold is achieved over the three‑year period ending December 31, 2028. The maximum potential earnout payment is $266. We determined that it is not probable the minimum sales threshold will be met and therefore no liability has been recorded.

On January 20, 2026, the transaction was completed and we paid Hydro‑Québec the full purchase price of $190.

Reconciliation of changes in redeemable noncontrolling interests —

	2025	2024
Balance, beginning of period	$189	$191
Capital contribution from redeemable noncontrolling interest		18
Adjustment to redemption value	(1)	(4)
Reclassification to other liabilities	(188)
Comprehensive income (loss) adjustments:
Net loss attributable to redeemable noncontrolling interests		(13)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests		(3)
Balance, end of period	$—	$189

Note 10.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2025	2024	2023
Net loss from continuing operations	(53)	(342)	(262)
Less: Noncontrolling interests net income from continuing operations	17	21	22
Less: Redeemable noncontrolling interest net loss from continuing operations		(13)	(12)
Net loss from continuing operations attributable to the parent company	(70)	(350)	(272)
Net income from discontinued operations	155	293	310
Net income (loss) attributable to the parent company	$85	$(57)	$38

Denominator:
Weighted-average common shares outstanding - Basic	133.7	145.2	144.4
Employee compensation-related shares, including stock options
Weighted-average common shares outstanding - Diluted	133.7	145.2	144.4

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million CSEs from the calculations of diluted earnings per share for the year 2023 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 1.8 million, 0.2 million, and 0.2 million for 2025, 2024, and 2023 as a result of the loss from continuing operations for these periods.

Note 11.  Stock Compensation

2021 Omnibus Incentive Plan

The 2021 Omnibus Incentive Plan (the Plan) authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and performance share units (PSUs) through April 2031. Cash-settled awards do not count against the number of shares available for award under the Plan. At  December 31, 2025, there were 4.9 million shares available for future grants. Shares of common stock to be issued under the Plan are made available from authorized and unissued Dana common stock.

Award activity — (shares in millions)

	RSUs		PSUs
		Grant-Date		Grant-Date
	Shares	Fair Value*	Shares	Fair Value*
December 31, 2024	3.2	$12.76	0.8	$19.53
Granted	1.2	17.20	0.3	18.70
Vested	(2.5)	12.44	(0.6)	18.56
Forfeited	(0.2)	15.05	—	—
December 31, 2025	1.7	16.20	0.5	19.67

* Weighted-average per share

	2025	2024	2023
Total stock compensation expense	$40	$30	$26
Total grant-date fair value of awards vested	42	31	33
Cash received from exercise of stock options			3
Cash paid to settle RSUs	4	4	5
Intrinsic value of stock options exercised			1
Intrinsic value of RSUs and PSUs vested	61	21	30

During the year ended 2025, the Company amended the PSU awards to accrue dividends, which are subject to the same vesting and forfeiture conditions as the original award. The incremental compensation cost resulting from this modification is not material. The weighted-average fair values presented above, including the beginning-of-year values, reflect the impact of this modification.

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $2 for cash-settled awards at both  December 31, 2025 and 2024. During 2025 we issued 2.5 million and 0.2 million shares of common stock based on vesting of RSUs and PSUs, respectively. At  December 31, 2025, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $22. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock options and stock appreciation rights — The exercise price of each option or SAR equals the closing market price of our common stock on the date of grant. SARs are settled in cash for the difference between the market price on the date of exercise and the exercise price. We have not granted stock options or SARs since 2013. At  December 31, 2025, there were no outstanding stock options or SARs as they have all been exercised or expired.

Restricted stock units and performance shares units — Each RSU or PSU granted represents the right to receive one share of Dana common stock or, at the election of Dana (for units awarded to board members) or for employees located outside the U.S. (for employee awarded units), cash equal to the market value per share. All RSUs contain forfeitable dividend equivalent rights. RSUs granted to non-employee directors vest on the first anniversary date of the grant and those granted to employees pro-rata vest over three years. PSUs granted to employees vest if specified performance goals are achieved during the respective performance period, generally three years.

Under the 2025, 2024, and 2023 stock compensation award programs, the number of PSUs that ultimately vest is contingent on achieving specified financial targets and specified total shareholder return targets relative to peer companies. For the portions of the awards based on financial metrics, we estimated the fair value at grant date based on the closing market price of our common stock at the date of grant. The estimated grant date value is accrued over the performance period and adjusted as appropriate based on performance relative to the target. For the portion of the PSU award based on shareholder returns, we estimated the fair value at grant date using various assumptions as part of a Monte Carlo simulation. The expected term represents the period from the grant date to the end of the performance period. The risk-free interest rate was based on U.S. Treasury constant maturity rates at the grant date. The estimated volatility was based on observed historical volatility of daily stock returns for the 3-year period preceding the grant date.

	PSUs
	2025	2024
Expect term (in years)	3.0	3.0
Risk-free interest rate	4.23%	4.39%
Expected volatility	49.1%	47.7%

Cash incentive awards — Our 2021 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are primarily based on achieving certain financial performance goals. The financial performance goals of the plan are established annually by the Board of Directors.

Under the 2025 annual incentive program, participants were eligible to receive cash awards based on achieving earnings, net new business and cash flow performance goals. Under the 2024 and 2023 annual incentive programs, participants were eligible to receive cash awards based on achieving earnings, sales and cash flow performance goals. We recognized $72, $49 and $85 of expense in 2025, 2024 and 2023 for the expected cash payments under these programs.

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

Components of net periodic benefit cost (credit) and other amounts recognized in OCI —

	Pension Benefits
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$19	$11	$20	$11	$21	$11
Expected return on plan assets	(22)	(2)	(23)	(2)	(25)	(2)
Service cost		4		4		4
Amortization of net actuarial loss	5	1	7	1	7
Settlements			3
Curtailment
Net periodic benefit cost	2	14	7	14	3	13

Recognized in OCI:
Amount due to net actuarial (gains) losses	(1)	(8)	3	(9)	(1)	16
Reclassification adjustment for net actuarial losses in net periodic benefit cost	(5)	(1)	(7)	(1)	(7)
Other	(4)	(6)	3		3
Total recognized in OCI	(10)	(15)	(1)	(10)	(5)	16
Net recognized in benefit cost (credit) and OCI	$(8)	$(1)	$6	$4	$(2)	$29

	OPEB
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$—	$2	$—	$2	$—	$2
Amortization of net actuarial gain		(3)		(2)		(4)
Net periodic benefit credit	—	(1)	—	—	—	(2)

Recognized in OCI:
Amount due to net actuarial (gains) losses		(1)				8
Reclassification adjustment for net actuarial gain in net periodic benefit cost		3		2		4
Total recognized in OCI	—	2	—	2	—	12
Net recognized in benefit credit and OCI	$—	$1	$—	$2	$—	$10

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

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits				OPEB
	2025		2024		2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$385	$223	$416	$252	$—	$47	$—	$55
Interest cost	19	11	20	11		2		2
Service cost		4		4
Actuarial (gain) loss	11	(8)	(16)	(9)		(1)
Benefit payments	(37)	(14)	(38)	(12)		(4)		(4)
Divestitures		(4)
Amendments		1						(2)
Settlements		(1)	3	(2)
Translation adjustments		26		(21)		3		(4)
Obligation at end of period	$378	$238	$385	$223	$—	$47	$—	$47

	Pension Benefits				OPEB
	2025		2024		2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$394	$24	$427	$29	$—	$—	$—	$—
Actual return on plan assets	34	2	4	2
Employer contributions		14	1	12		5		4
Benefit payments	(37)	(14)	(38)	(12)		(4)		(4)
Settlements		(1)		(2)
Divestitures		(5)
Translation adjustments		1		(5)
Fair value at end of period	$391	$21	$394	$24	$—	$1	$—	$—

Funded status at end of period	$13	$(217)	$9	$(199)	$—	$(46)	$—	$(47)

Amounts recognized in the balance sheet —

	Pension Benefits				OPEB
	2025		2024		2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$13	$3	$9	$2	$—	$—	$—	$—
Current liabilities		(14)		(12)		(4)		(4)
Noncurrent liabilities		(206)		(189)		(42)		(43)
Net amount recognized	$13	$(217)	$9	$(199)	$—	$(46)	$—	$(47)

Amounts recognized in AOCI —

	Pension Benefits				OPEB
	2025		2024		2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in AOCI:
Net actuarial loss (gain)	$125	$(6)	$135	$9	$—	$(29)	$—	$(31)
AOCI before tax	125	(6)	135	9	—	(29)	—	(31)
Deferred taxes	21	2	19	(3)	(1)	7		8
Net	$146	$(4)	$154	$6	$(1)	$(22)	$—	$(23)

The net actuarial gain for U.S. pension plans for 2025 was primarily due to the actual return on assets exceeding the expected asset return, partially offset by a decrease in discount rates. The actuarial gain for non-U.S. plans was due to an increase in discount rates.

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

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$378	$12	$385	$11
Projected benefit obligation	378	12	385	11
Fair value of plan assets	391	14	394	13
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	$—	$207	$—	$195
Projected benefit obligation	—	226	—	212
Fair value of plan assets	—	7	—	11

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2025
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
All World Equity	$44	$—	$—	$—	$44	$—	$—	$—
Fixed income securities:
Corporate bonds	264		146		118
U.S. Treasury strips	11		11
Non-U.S. government securities	18		3				15
Collateralized mortgage obligations	11		11
Alternative investments:
Insurance contracts (c)	3							3
Real estate	6				6
Other	5		2				3
Cash and cash equivalents	50		50
Total	$412	$—	$223	$—	$168	$—	$18	$3

		Fair Value Measurements at December 31, 2024
		U.S.				Non-U.S.
Asset Category	Total	Level 1	Level 2	Level 3	NAV (a)	Level 1	Level 2	Level 3
Equity securities:
U.S. all cap (b)	$14	$14	$—	$—	$—	$—	$—	$—
U.S. large cap	15				15
EAFE composite	8				8
Emerging markets	5				5
Fixed income securities:
Corporate bonds	307		177		130
U.S. Treasury strips	5		5
Non-U.S. government securities	16		3				13
Emerging market debt	4				4
Collateralized mortgage obligations	9		9
Alternative investments:
Insurance contracts (c)	8							8
Real estate	6				6
Other	3						3
Cash and cash equivalents	18		18
Total	$418	$14	$212	$—	$168	$—	$16	$8

________________________________

Notes:

(a)	Certain assets are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.
(b)

This category comprises a combination of small-, mid- and large-cap equity stocks that are allocated at the investment manager's discretion. Investments include common and preferred securities as well as equity funds that invest in these instruments.

(c)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Insurance	Insurance	Insurance	Insurance
Reconciliation of Level 3 Assets	Contracts	Contracts	Contracts	Contracts
Fair value at beginning of period	$—	$8	$—	$9
Purchases, sales and settlements		(5)		(1)
Fair value at end of period	$—	$3	$—	$8

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

The allocations among portfolios are adjusted as needed to meet changing objectives and constraints and to manage the risk of adverse changes in the unfunded positions of our plans. At  December 31, 2025, the U.S. plans had targets of 20% for the Growth Portfolio (U.S. and non-U.S. equities, high-yield fixed income, real estate, emerging market debt and cash), 75% for the Immunizing Portfolio (long duration U.S. Treasury strips, corporate bonds and cash) and 5% for the Liquidity Portfolio (cash and short-term securities). The assets held at December 31, 2025 by the U.S. plans were invested 20% in the Growth Portfolio, 75% in the Immunizing Portfolio and 5% in the Liquidity Portfolio.

Significant assumptions — The significant weighted-average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	5.19%	5.25%	5.56%	4.71%	5.12%	4.39%
Net periodic benefit cost:
Discount rate	5.28%	4.96%	5.07%	4.82%	5.36%	5.13%
Rate of compensation increase	N/A	3.59%	N/A	3.59%	N/A	3.52%
Expected return on plan assets	6.00%	7.25%	5.75%	7.26%	6.00%	6.90%

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

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 5.75% expected return on asset assumption for 2026 for our U.S. plans.

The significant weighted-average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	N/A	4.73%	N/A	4.99%	N/A	5.01%
Net periodic benefit cost:
Discount rate	N/A	5.43%	N/A	5.32%	N/A	5.64%
Initial health care cost trend rate	N/A	2.94%	N/A	2.91%	N/A	2.76%
Ultimate health care cost trend rate	N/A	4.11%	N/A	4.17%	N/A	4.19%
Year ultimate reached	N/A	2032	N/A	2032	N/A	2032

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

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the following five-year period are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	U.S.	Non-U.S.
2026	$37	$17	$—	$4
2027	36	16		4
2028	35	16		4
2029	34	19		4
2030	33	19		4
2031 to 2035	147	104		17
Total	$322	$191	$—	$37

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. There are projected contributions of $1 and $17 to be made during 2026 for our U.S. pension plans and non-U.S. pension plans, respectively.

Multi-employer pension plans — We participate in the Steelworkers Pension Trust (SPT) multi-employer pension plan which provides pension benefits to certain of our U.S. employees represented by the United Steelworkers and United Automobile Workers unions. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreements expire May 22, 2026. The trustees of the SPT have provided us with the latest data available for the plan year ended  December 31, 2025. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers as a result of our participation in the plan.

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

	Employer	PPA
	Identification	Zone Status		Funding Plan	Contributions by Dana
Pension	Number/			Pending/				Surcharge
Fund	Plan Number	2025	2024	Implemented	2025	2024	2023	Imposed
SPT	23-6648508 / 499	Green	Green	No	$18	$16	$17	No

Note 13.  Financing Agreements

Long-term debt at December 31 —

	Interest Rate		2025	2024
Senior Notes due April 15, 2025	5.750%	*	$—	$200
Senior Notes due November 15, 2027	5.375%		400	400
Senior Notes due June 15, 2028	5.625%		400	400
Senior Euro Notes due July 15, 2029	3.000%		382	337
Senior Notes due September 1, 2030	4.250%		400	400
Senior Euro Notes due July 15, 2031	8.500%		499	440
Senior Notes due February 15, 2032	4.500%		350	350
Other indebtedness			181	93
Debt issuance costs			(16)	(19)
			2,596	2,601
Less: Current portion of long-term debt			30	214
Long-term debt, less debt issuance costs			$2,566	$2,387

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

Scheduled principal payments on long-term debt, excluding finance leases at  December 31, 2025 —

	2026	2027	2028	2029	2030
Maturities	$1	$400	$401	$382	$401

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

On December 4, 2025, we offered as part of a net proceeds tender offer to purchase at a price equal to 100.00% plus accrued and unpaid interest up to $173 of our November 2027 Notes, up to $173 of our June 2028 Notes, up to €141 of our July 2029 Notes, up to $173 of our September 2030 Notes, up to €184 of our July 2031 Notes and up to $152 of our February 2032 Notes. The offers were conditioned on Dana receiving proceeds from the sale of its Off-Highway business and other customary conditions. In addition, on December 4, 2025, we issued notices of conditional full redemption with a redemption date of January 8, 2026 for all of our outstanding November 2027 Notes and June 2028 Notes at a redemption price equal to 100.00% plus accrued and unpaid interest. The redemptions were conditioned on Dana receiving proceeds from the sales of its Off-Highway business.

On January 1, 2026, Dana completed the sale of its Off-Highway business. See Note 2 for additional information. On January 7, 2026, we purchased $138 of our November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes at prices equal to 100.00% plus accrued and unpaid interest. On January 8, 2026, we redeemed the remaining $262 of our November 2027 Notes and the remaining $258 of our June 2028 Notes at prices equal to 100.00% plus accrued and unpaid interest. During the first quarter of 2026, we will recognize a $6 loss on extinguishment of debt comprised of the write-off of previously deferred financing costs associated with the redeemed senior notes.

Credit agreement — On March 14, 2023, we amended our credit and guaranty agreement, extending its maturity to March 14, 2028. We recorded deferred fees of $2 related to the amendment. On July 31, 2025, we amended our credit and guaranty agreement to include a $250 Term A Facility. Borrowings under the Term A Facility bear interest at a floating rate based on Term Secured Overnight Financing Rate (SOFR) (as described in the credit agreement) plus a margin. The Term A Facility matures at the earlier of five business days after the consummation of the Off-Highway business sale or July 30, 2026. We are required to make quarterly installments on the Term A Facility on the last day of each quarter commencing on December 31, 2025 in an amount equal to 10% of the original amount borrowed adjusted for any prepayments. On July 31, 2025, we fully drew the Term A Facility and used the proceeds to pay down outstanding borrowings on our Revolving Facility. On December 31, 2025, we made the required $25 payment on the Term A Facility.

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

Advances under the Revolving Facility bear interest at a floating rate based on, at our option, the base rate or SOFR (each as described in the credit and guaranty agreement) plus a margin as set forth below:

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

At  December 31, 2025, we had $390 of outstanding borrowings under the Revolving Facility and had utilized $10 for letters of credit. We had availability at  December 31, 2025 under the Revolving Facility of $750 after deducting the letters of credit.

On January 1, 2026, Dana completed the sale of its Off-Highway business. See Note 2 for additional information. On January 2, 2026, we repaid the $225 outstanding balance on the Term A Facility.

Debt covenants — At December 31, 2025, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 14.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	December 31, 2025	December 31, 2024
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$21	$9
Cash flow hedges	Other accrued liabilities	2	1	27
Undesignated	Accounts receivable - Other	2	4	8
Undesignated	Other accrued liabilities	2	7	13
Currency swaps
Cash flow hedges	Other noncurrent assets	2		23
Cash flow hedges	Other noncurrent liabilities	2	25
Undesignated	Other noncurrent liabilities	2	2	5

Fair Value Level 1 assets and liabilities reflect quoted prices in active markets. Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

		2025		2024
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$2,418	$2,444	$2,510	$2,492

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

The following fixed-to-fixed cross-currency swaps were outstanding at  December 31, 2025:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $898 at December 31, 2025 and $1,147 at December 31, 2024. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $712 at December 31, 2025 and $951 at December 31, 2024.

The following currency derivatives were outstanding at  December 31, 2025:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Canadian dollar, Mexican peso	$254	$77	$331	Dec-2026
Euro	U.S. dollar, Australian dollar, British pound, Hungarian forint, Mexican peso, Swedish krona	311	8	319	Sep-2027
British pound	U.S. dollar, euro	26	21	47	Sep-2026
South African rand	U.S. dollar, euro, Thai baht		35	35	May-2026
Thai baht	U.S. dollar		15	15	Jan-2026
Canadian dollar	U.S. dollar	21	11	32	Aug-2026
Brazilian real	U.S. dollar, euro	30	14	44	Jun-2026
Indian rupee	U.S. dollar, euro, British pound		69	69	Dec-2026
Mexican peso	U.S. dollar		5	5	Jan-2026
Australian dollar	U.S. dollar, euro		1	1	Jan-2026
Total forward contracts		642	256	898

U.S. dollar	euro	326	198	524	Nov-2027
Euro	U.S. dollar		188	188	Jun-2026
Total currency swaps		326	386	712
Total currency derivatives		$968	$642	$1,610

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	December 31, 2025	December 31, 2024	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$20	$(35)	$20
Cross-Currency Swaps	2	(3)
Total	$22	$(38)	$20

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

Derivatives Designated as Cash Flow Hedges	2025	2024	2023
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$7,500	$7,734	$7,613
Cost of sales	6,898	7,356	7,236
Other income (expense), net	(46)	(21)	(14)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	2	(11)	(34)
Other income (expense), net	(6)	18	(8)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	51	(37)	19

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

Derivatives Not Designated as Hedging Instruments	2025	2024	2023
Gain or (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$3	$3	$(2)
Other income (expense), net	(36)	3	(9)

Net investment hedges — We periodically designate derivative contracts or underlying non-derivative financial instruments as net investment hedges. With respect to contracts designated as net investment hedges, we apply the forward method, but for non-derivative financial instruments designated as net investment hedges, we apply the spot method. Under both methods, we report changes in fair value in the CTA component of OCI during the period in which the contracts remain outstanding to the extent such contracts and non-derivative financial instruments remain effective. During the second quarter of 2024, we entered into foreign currency forwards with a notional value of $100 that we designated as a net investment hedge of the foreign currency exposure related to a China renminbi denominated subsidiary. These forwards matured in  September 2025. During the third quarter of 2024, we entered into foreign currency forwards with a notional value of $122 that we designated as a net investment hedge of the foreign currency exposure related to a euro denominated subsidiary. These forwards matured in  November 2025.

Note 15.  Commitments and Contingencies

Environmental liabilities — Accrued environmental liabilities were $14 and $15 at  December 31, 2025 and 2024. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Changes in warranty liabilities —

	2025	2024	2023
Balance, beginning of period	$89	$87	$87
Amounts accrued for current period sales	41	35	33
Adjustments of prior estimates	8	17	13
Settlements of warranty claims	(68)	(49)	(45)
Currency impact	1	(1)	(1)
Balance, end of period	$71	$89	$87

Note 17.  Income Taxes

Income tax expense —

	2025	2024	2023
Current tax expense (benefit)
U.S. federal	$5	$2	$26
U.S. state and local	2	1
Non-U.S.	106	104	80
Total current	113	107	106

Deferred tax expense (benefit)
U.S. federal	(38)	(63)	(100)
U.S. state and local	(3)	(6)	(3)
Non-U.S.	(19)	(7)	4
Total deferred	(60)	(76)	(99)
Total income tax expense	$53	$31	$7

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income before income taxes —

	2025	2024	2023
U.S. operations	$(171)	$(350)	$(280)
Non-U.S. operations	139	29	34
Loss from continuing operations before income taxes	$(32)	$(321)	$(246)

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

Foreign income repatriation — We continue to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the amount and source of these earnings, as well as the expected means through which those earnings may be taxed. We recognized net expense of $1 in 2025, $7 in 2024 and $6 in 2023, related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also paid withholding taxes of $12, $9 and $5 during 2025, 2024 and 2023 related to the actual transfer of funds to the U.S. The unrecognized tax liability associated with the operations in which we are permanently reinvested is $15 at December 31, 2025.

Effective tax rate reconciliation —

	2025		2024		2023
	$	%	$	%	$	%
U.S. federal income tax rate	(7)	21	(67)	21	(52)	21

Adjustments resulting from (a):
U.S. state and local income taxes, net of federal income tax effect (b)	(1)	3	(4)	1	5	(2)
Non-U.S. tax effects
France
Changes in valuation allowances			6	(2)
Hungary
Statutory tax rate difference	7	(21)
Other	1	(3)	6	(2)	2	(1)
Italy
Non-taxable income/loss					(5)	2
Luxembourg
Changes in valuation allowances	(15)	47	9	(3)
Adjustments to deferred tax balances	16	(50)
Statutory tax rate difference					7	(3)
Other	2	(6)	4	(1)
South Africa
Changes in valuation allowances	(8)	25
Other	(1)	3
Switzerland
Statutory tax rate difference					13	(5)
Other					(3)	1
United Kingdom
Capital loss			9	(3)
Other			2	(1)	3	(1)
Brazil
Statutory tax rate difference			5	(2)
Tax on remittance of foreign earnings	(6)	19			(8)	3
Other	6	(19)
China
Tax on remittance of foreign earnings			7	(2)
Other	3	(9)	3	(1)	4	(2)
India
Non-taxable income/loss					12	(5)
Tax on remittance of foreign earnings	10	(31)	11	(3)
Other	6	(19)	6	(2)	6	(2)
Thailand
Tax on remittance of foreign earnings	9	(28)
Other	(1)	3	(4)	2	1	—
Canada
Changes in valuation allowances	17	(53)	10	(3)	16	(7)
Other	(8)	25	8	(2)	(4)	2
Mexico
Statutory tax rate difference	5	(16)
Other	(5)	16	4	(1)	6	(2)
Other foreign jurisdictions	9	(28)			7	(3)
Effects of changes in tax laws or rates enacted in the current period	(48)	150
Effects of cross-border tax laws
Foreign tax credits and associated impacts	(19)	59	(25)	8	(8)	3
Global intangible low-taxed income	25	(78)	15	(5)	22	(9)
U.S. branch income	21	(66)	6	(2)	2	(1)
Tax credits
Research and development tax credits	(12)	37	(10)	3	(5)	2
Changes in valuation allowances	24	(75)	16	(5)	20	(8)
Nontaxable or nondeductible items
Executive compensation	10	(31)	2	(1)	2	(1)
Other	1	(3)	3	(1)	1	—
Changes in unrecognized tax benefits	16	(50)	9	(3)	17	(7)
Other adjustments
Sale of certain operating assets	5	(16)			(1)	1
Intercompany sale of intangible assets to the U.S.					(57)	23
Basis difference in foreign subsidiary	(7)	22
Other	(2)	6			4	(2)
Income tax expense	53	(166)	31	(10)	7	(3)

(a) The disclosure threshold was applied separately to each year; thus unlisted amounts were not subject to the threshold in that year.

(b) States taxes comprise the majority of this category: 2025 - Illinois, Kentucky and Texas; 2024 - Kentucky and Texas; and 2023 - Kentucky, Michigan and Texas.

During 2025, we recorded a tax benefit of $48 to release valuation allowance on certain U.S. federal attributes, $7 of tax benefit due to basis difference in a foreign subsidiary as a result of a change in tax status, $9 of tax expense for income tax reserves associated with prior tax years in a foreign jurisdiction and $6 of tax expense resulting from the sale of Dana's ownership interest in an equity method investment.

During 2024, we recorded tax expense of $21 for valuation allowances related to foreign jurisdictions and tax expense of $11 due to revisions in our assertions on unremitted earnings in foreign jurisdictions.

During 2023, we recorded tax expense of $14 for income tax reserves associated with prior tax years in foreign jurisdictions. In addition, we recorded net benefit of $55 on the intercompany sale of intangible assets to the U.S.

Cash paid for income taxes, net of refunds — Cash paid for income taxes, net of refunds, for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
U.S. federal	$—	$(1)	$2
U.S. state and local	2	1	1
Total U.S.	2	—	3

Non-U.S.
Germany	(5)	8	18
Ireland	5	*	*
Italy	(5)	*	*
Argentina	6	*	*
Brazil	9	7	*
China	15	18	21
India	28	27	25
Thailand	13	10	*
Mexico	19	18	17
Other	9	12	8
Total Non-U.S.	94	100	89
Total	$96	$100	$92

* Jurisdiction below the threshold for the period presented.

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.

	2025	2024
Net operating loss carryforwards	$279	$248
Postretirement benefits, including pensions	40	34
Research and development costs	248	256
Expense accruals	96	89
Other tax credits recoverable	222	209
Capital loss carryforwards	46	43
Inventory reserves	37	32
Postemployment and other benefits	5	4
Intangibles	47	64
Leasing activities	115	78
Other	69	109
Total	1,204	1,166
Valuation allowances	(631)	(639)
Deferred tax assets	573	527
Unremitted earnings	(5)	(35)
Depreciation	(54)	(29)
Deferred tax liabilities	(59)	(64)
Net deferred tax assets	$514	$463

We have generated deferred tax assets in foreign jurisdictions where realization of the future economic benefits were, in previous reporting periods, considered so remote that the benefits were not recognized. As of December 31, 2024 the unrecognized deferred tax asset was $88. In 2024, we concluded that the future economic benefits of the tax assets are no longer remote and therefore, deferred tax assets of $96 were recognized as of December 31, 2024. We also concluded that it is not more likely than not that the tax benefits associated with the deferred tax assets will be realized; therefore, offsetting valuation allowances were recognized.

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating loss (NOL), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at  December 31, 2025. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration
Net operating losses
U.S. state	$43	$(43)	Various	2026
Brazil	10	(4)	Unlimited
France	7	(7)	Unlimited
Australia	13		Unlimited
Italy	2		Unlimited
Sweden	12	(12)	Unlimited
South Africa	8		Unlimited
U.K.	22	(22)	Unlimited
Luxembourg	78	(78)	Various	2035
Canada	79	(75)	20	2026
Argentina	1		5	2030
Hungary	1		5	2030
China	3	(2)	5	2029
Total	$279	$(243)

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets related to capital loss carryforwards of $46 which are fully offset with valuation allowances at  December 31, 2025. We also have deferred tax assets of $236 related to other credit carryforwards which are largely offset with valuation allowances of $233 at  December 31, 2025. The capital losses can generally be carried forward indefinitely while the other credits are generally available for 10 to 20 years.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements, are recognized as components of income tax expense or benefit. Interest of $23 and $20 was accrued on the uncertain tax positions at  December 31, 2025 and 2024.

Reconciliation of gross unrecognized tax benefits —

	2025	2024	2023
Balance, beginning of period	$112	$112	$102
Decrease related to expiration of statute of limitations	(5)	(7)	(8)
Decrease related to prior years tax positions		(6)	(5)
Increase related to prior years tax positions	10	4	5
Increase related to current year tax positions	14	13	18
Decrease related to settlements		(4)
Balance, end of period	$131	$112	$112

Gross unrecognized tax benefits of $101 would impact the effective tax rate if recognized. If other open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 18.  Other Income (Expense), Net

	2025	2024	2023
Non-service cost components of pension and OPEB costs	$(11)	$(17)	$(10)
Government assistance	5	10	15
Foreign exchange gain (loss)	(8)	(15)	(17)
Strategic transaction expenses	(12)	(3)	(5)
Loss on sale of property, plant and equipment		(1)
Loss on divestiture of ownership interests	(9)
Impairment of electric vehicle program property, plant and equipment	(16)
Other, net	5	5	3
Other income (expense), net	$(46)	$(21)	$(14)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. We continue to account for Argentina as a highly inflationary economy and remeasure the financial statements of our Argentine subsidiaries as if their functional currency was the U.S. dollar. The foreign exchange loss in 2023 was primarily due to the Argentine government significantly devaluing the Argentine peso during the fourth quarter of 2023. Continued devaluation of the Argentine peso was the primary driver of the foreign exchange loss in 2024 and 2025.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs. Strategic transaction expenses in 2025, 2024 and 2023 were primarily attributable to investigating potential acquisitions and business ventures, divestitures and other strategic initiatives.

On June 6, 2025, we sold our ownership interest in Switch Mobility Limited, recognizing an $8 pre-tax loss on the transaction. See Note 21 for additional information.

During the fourth quarter of 2025, we recorded an impairment charge associated with machinery and equipment, including construction in progress, of certain electric vehicle programs that were either cancelled by the customer or that have experienced a precipitous decline in program volumes.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $6 and $4 recorded in other current assets and $15 and $27 recorded in other noncurrent assets at December 31, 2025 and  December 31, 2024.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms and upfront payments from customers related to multi-year programs. We had $25 and $6 recorded in other accrued liabilities and $59 and $1 recorded in other noncurrent liabilities at  December 31, 2025 and  December 31, 2024.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	2025	2024	2023
Light Vehicle
North America	$3,621	$3,537	$3,266
Europe	741	763	762
South America	224	265	244
Asia Pacific	631	685	717
Total	$5,217	$5,250	$4,989

Commercial Vehicle
North America	$894	$1,120	$1,150
Europe	748	726	802
South America	448	463	425
Asia Pacific	193	175	247
Total	$2,283	$2,484	$2,624

Total
North America	$4,515	$4,657	$4,416
Europe	1,489	1,489	1,564
South America	672	728	669
Asia Pacific	824	860	964
Total	$7,500	$7,734	$7,613

Note 20.  Segments, Geographical Area and Major Customer Information

We are a global provider of high-technology products to virtually every major vehicle manufacturer in the world. Our technologies include drive systems (axles, driveshafts and transmissions); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). Effective January 1, 2025, Dana’s chief operating decision maker (CODM) realigned Dana’s operating segments, reflecting Dana’s commitment to streamlining the business, enhancing our go-to market approach, and serving our customers more efficiently. Our former Power Technologies operating segment has been split, integrating the OEM-facing business into our Light Vehicle operating segment and integrating the aftermarket business into our Commercial Vehicle operating segment. In addition, in June 2025 we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. See Note 2 for additional information. Certain operations that fall outside of the proposed sale perimeter, including certain Dana TM4 joint venture operations and our European hydraulics business, have been integrated into our Commercial Vehicle and Light Vehicle operating segments, respectively. We now serve our global light vehicle and medium/heavy vehicle markets through two operating segments – Light Vehicle and Commercial Vehicle. These operating segments have global responsibility and accountability for business commercial activities and financial performance. Amounts presented for prior periods have been recast to align with Dana’s current two operating segments. Dana’s Chairman and Chief Executive Officer is its CODM.

Dana's CODM evaluates the performance of its operating segments based on external sales and segment EBITDA. Segment EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. Our segments are charged for corporate and other shared administrative costs. Certain corporate and other administrative costs that were historically charged to our Off-Highway business, that are not permitted to be reflected as part of discontinued operations, have been recast and are included within the "corporate expense and other items, net" line of the reconciliation of segment EBITDA to loss from continuing operations before income taxes. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

Segment information —

	Light	Commercial
2025	Vehicle	Vehicle	Corporate	Total
External sales	$5,217	$2,283		$7,500
Inter-segment sales	132	80		212
	5,349	2,363		7,712
Reconciliation of sales
Elimination of inter-segment sales				(212)
Total consolidated sales				$7,500
Less:
Cost of sales	4,715	2,027
Selling, general and administrative expenses	164	136
Other segment items (a)	(4)	(1)
Segment EBITDA	$466	$199		$665

Purchases of property, plant and equipment	$153	$47	$14	$214
Segment net assets (b)	$465	$471	$(88)	$848

	Light	Commercial
2024	Vehicle	Vehicle	Corporate	Total
External sales	$5,250	$2,484		$7,734
Inter-segment sales	149	89		238
	5,399	2,573		7,972
Reconciliation of sales
Elimination of inter-segment sales				(238)
Total consolidated sales				$7,734
Less:
Cost of sales	4,890	2,300
Selling, general and administrative expenses	177	136
Other segment items (a)	2	(3)
Segment EBITDA	$334	$134		$468

Purchases of property, plant and equipment	$221	$74	$17	$312
Segment net assets (b)	$463	$426	$(72)	$817

	Light	Commercial
2023	Vehicle	Vehicle	Corporate	Total
External sales	$4,989	$2,624		$7,613
Inter-segment sales	148	102		250
	5,137	2,726		7,863
Reconciliation of sales
Elimination of inter-segment sales				(250)
Total consolidated sales				$7,613
Less:
Cost of sales	4,709	2,427
Selling, general and administrative expenses	184	148
Other segment items (a)	(13)	10
Segment EBITDA	$231	$161		$392

Purchases of property, plant and equipment	$265	$136	$26	$427
Segment net assets (b)	$501	$440	$(68)	$873

(a)	Other segment items primarily include foreign exchange gains and losses, government assistance, export incentives and the benefit of utilizing non-refundable tax credits purchased at a discount.
(b)	Segment net assets include accounts receivable - trade, inventories and accounts payable.

Reconciliation of segment EBITDA to loss from continuing operations before income taxes —

	2025	2024	2023
Segment EBITDA	$665	$468	$392
Corporate expense and other items, net	(55)	(73)	(75)
Depreciation	(345)	(337)	(299)
Amortization	(12)	(13)	(16)
Non-service cost components of pension and OPEB costs	(11)	(17)	(10)
Restructuring charges, net	(23)	(70)	(23)
Stock compensation expense	(40)	(30)	(26)
Strategic transaction expenses	(12)	(3)	(5)
Loss on sale of property, plant and equipment		(1)
Electric vehicle program termination charges	(36)
Loss on divestiture of ownership interests	(9)
Supplier capacity charge, net	21	(46)
Loss on disposal group previously held for sale		(26)
Amounts attributable to previously closed/divested operations		(9)
Distressed supplier costs			(44)
Other items	(4)	(19)	(2)
Earnings (loss) from continuing operations before interest and income taxes	139	(176)	(108)
Loss on extinguishment of debt			(1)
Interest income	10	13	15
Interest expense	181	158	152
Loss from continuing operations before income taxes	$(32)	$(321)	$(246)

Reconciliation of segment net assets to consolidated total assets —

	2025	2024	2023
Segment net assets	$848	$817	$873
Accounts payable	1,154	1,120	1,198
Cash and cash equivalents	469	494	529
Accounts receivable - Other	254	220	191
Other current assets	114	130	200
Current assets of disposal group held for sale	1,029	923	1,095
Intangibles	71	80	100
Deferred tax assets	534	514	440
Other noncurrent assets	102	118	101
Investments in affiliates	102	125	122
Operating lease assets	305	260	286
Property, plant and equipment, net	1,872	1,830	1,899
Noncurrent assets of disposal group held for sale	954	855	914
Total assets	$7,808	$7,486	$7,948

Geographic information — Of our 2025 consolidated net sales, the U.S., Germany and Brazil account for 57%, 6% and 6%, respectively. No other country accounted for 5% or more of our consolidated net sales during the past three years. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment and operating lease assets.

	Net Sales			Long-Lived Assets
	2025	2024	2023	2025	2024	2023
North America
United States	$4,289	$4,366	$4,161	$963	$1,100	$1,154
Other North America	226	291	255	289	211	220
Total	4,515	4,657	4,416	1,252	1,311	1,374

Europe
Germany	434	433	482	101	97	120
Other Europe	1,055	1,056	1,082	475	346	317
Total	1,489	1,489	1,564	576	443	437

South America
Brazil	428	476	427	95	86	113
Other South America	244	252	242	22	24	24
Total	672	728	669	117	110	137

Asia Pacific
Other Asia Pacific	824	860	964	232	226	237
Total	824	860	964	232	226	237
Total	$7,500	$7,734	$7,613	$2,177	$2,090	$2,185

Sales to major customers — Ford Motor Company (Ford) and Stellantis N.V. were the only individual customers to whom sales have exceeded 10% of our consolidated sales in one or more of the past three years. Sales to Ford were $2,395 (32%) in 2025, $2,399 (31%) in 2024 and $2,127 (28%) in 2023. Sales to Stellantis N.V. (including those via a directed supply relationship) were $989 (13%) in 2025, $801 (10%) in 2024 and $922 (12%) in 2023.

Note 21. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles and driveshafts).

Dividends received from equity affiliates were $5, $3 and $3 in 2025, 2024 and 2023.

Equity method investments exceeding $5 at  December 31, 2025 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$62
ROC-Spicer, Ltd. (ROC-Spicer)	50%	23
Tai Ya Investment (HK) Co., Limited (Tai Ya)	50%	5
All others as a group		6
Investments in equity affiliates		96
Investments in affiliates carried at cost		6
Investments in affiliates		$102

On April 25, 2025, we sold our 48% ownership interest in Axles India Limited for $43 in cash. The $19 pre-tax gain on the transaction is included in equity in earnings of affiliates.

On June 6, 2025, we sold our ownership interest in Switch Mobility Limited for $10. The $8 pre-tax loss on the transaction is included in other income (expense), net.

The carrying value of our equity method investments at December 31, 2025, was $5 more than our share of the affiliates' book values. The basis difference relate to our DDAC and ROC-Spicer investments and are primarily attributable to goodwill and property, plant and equipment.

Note 22. Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2025	2025	2025	2025
Net sales	$1,781	$1,935	$1,917	$1,867
Cost of sales	1,663	1,797	1,751	1,687
Net income (loss) from continuing operations	(17)	(12)	13	(37)
Net income (loss) from continuing operations attributable to parent company	(22)	(16)	9	(41)
Net income (loss) from discontinued operations	47	43	74	(9)
Net income (loss) attributable to the parent company	25	27	83	(50)

Basic earnings (loss) per share from continuing operations	(0.15)	(0.11)	0.07	(0.35)
Basic earning (loss) per share from discontinued operations	0.32	0.30	0.58	(0.08)
Basic earnings (loss) per share	0.17	0.19	0.65	(0.43)

Diluted earnings (loss) per share from continuing operations	(0.15)	(0.11)	0.07	(0.35)
Diluted earning (loss) per share from discontinued operations	0.32	0.30	0.57	(0.08)
Diluted earnings (loss) per share	0.17	0.19	0.64	(0.43)

Weighted-average common shares outstanding - Basic	145.6	143.8	128.4	115.6
Weighted-average common shares outstanding - Diluted	145.6	143.8	130.8	115.6

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2024	2024	2024	2024
Net sales	$2,015	$2,047	$1,897	$1,775
Cost of sales	1,903	1,930	1,775	1,748
Net loss from continuing operations	(65)	(61)	(21)	(195)
Net loss from continuing operations attributable to parent company	(62)	(61)	(28)	(199)
Net income from discontinued operations	65	77	32	119
Net income (loss) attributable to the parent company	3	16	4	(80)

Basic loss per share from continuing operations	(0.43)	(0.42)	(0.19)	(1.37)
Basic earning per share from discontinued operations	0.45	0.53	0.22	0.82
Basic earnings (loss) per share	0.02	0.11	0.03	(0.55)

Diluted loss per share from continuing operations	(0.43)	(0.42)	(0.19)	(1.37)
Diluted earning per share from discontinued operations	0.45	0.53	0.22	0.82
Diluted earnings (loss) per share	0.02	0.11	0.03	(0.55)

Weighted-average common shares outstanding - Basic	144.8	145.0	145.0	145.3
Weighted-average common shares outstanding - Diluted	144.8	145.0	145.0	145.3

Dana Incorporated

Schedule II

Valuation and Qualifying Accounts and Reserves

(In millions)

Amounts deducted from assets in the balance sheets —

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Accounts Receivable - Allowance for Doubtful Accounts
2025	$12	$3		$—	$15
2024	$11	$2	$(1)	$—	$12
2023	$8	$5	$(2)	$—	$11

Deferred Tax Assets - Valuation Allowance
2025	$639	$(34)	$—	$26	$631
2024	$530	$26	$—	$83	$639
2023	$491	$30	$—	$9	$530

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

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Board Leadership Structure," "Succession Planning,” “Information About the Nominees,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2026, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Nonqualified Deferred Compensation at Fiscal Year-End” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on  April 22, 2026, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2026, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information at December 31, 2025 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2.8	4.9
Equity compensation plans not approved by security holders
Total	2.8	4.9

________________________________________

Notes:

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2026, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Registered Public Accounting Firm" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2026, which section is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		10-K Pages
(a) List of documents filed as a part of this report:
1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	31
	Consolidated Statement of Operations	33
	Consolidated Statement of Comprehensive Income	34
	Consolidated Balance Sheet	35
	Consolidated Statement of Cash Flows	36
	Consolidated Statement of Stockholders' Equity	37
	Notes to the Consolidated Financial Statements	38
2.	Financial Statement Schedule:
	Valuation and Qualifying Accounts and Reserves (Schedule II)	74
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits

No.	Description
2.1	Stock Purchase Agreement, dated as of June 11, 2025, by and between Dana Incorporated and Allison Transmission Holdings, Inc. Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed June 13, 2025, and incorporated herein by reference.
3.1

Third Amended and Restated Certificate of Incorporation of Dana Incorporated. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2018 and incorporated herein by reference.

3.2

Amended and Restated Bylaws of Dana Incorporated, effective as of May 2, 2018. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 2, 2018 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
4.2	Description of Dana Incorporated Common Stock. Filed as Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.
4.3	Indenture, dated as of January 28, 2011 among Dana and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
4.4	Seventh Supplemental Indenture, dated as of May 13, 2021 with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 13, 2021, and incorporated herein by reference.
4.5	Indenture, dated as of May 28, 2021, among Dana Luxembourg Financing S.à. r.l, Dana Incorporated, Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee and Elavon Financial Services DAC, as paying agent, registrar and transfer agent. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 28, 2021, and incorporated herein by reference.
4.6	Ninth Supplemental Indenture, dated as of November 24, 2021 with respect to the Indenture, dated January 28, 2011, between Dana Incorporated and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 24, 2021, and incorporated herein by reference.
4.7	Indenture, dated as of May 24, 2023, among Dana Luxembourg Financing S.à r.l., Dana Incorporated, Computershare Trust Company, N.A., as trustee, and Elavon Financial Services DAC, as paying agent, registrar and transfer agent. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 24, 2023, and incorporated herein by reference.
10.1*

Dana Incorporated Supplemental Executive Retirement Plan. Filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.2*	Amendment to the Dana Limited Supplemental Executive Retirement Plan, effective as of May 1, 2018. Filed as Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference.
10.3*	Dana Incorporated 2021 Omnibus Incentive Plan. Filed as an annex to the Dana Incorporated Proxy Statement dated March 11, 2021, and incorporated herein by reference.
10.4*	Form of Indemnification Agreement. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.5*	Form of Option Agreement. Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.6*

Amended and Restated Change in Control Severance Plan, effective as of April 30, 2018. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 30, 2018, and incorporated herein by reference.

10.7*	Dana Incorporated Executive Severance Plan, amended and restated effective January 1, 2018. Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference.
10.8*	Form of Restricted Stock Unit Agreement for Non-Employee Directors. Filed with this Report.
10.9*	Form of Restricted Stock Unit Agreement. Filed with this Report.
10.10*	Form of Performance Share Agreement. Filed with this Report.
10.11*	Dana Savings Restoration Plan. Filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference.
10.12*	Dana Deferred Compensation Plan. Filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference.
10.13*	Form of PSU Award Agreement. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February, 6, 2026, and incorporated herein by reference.
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

10.19	Amendment No. 4 to Credit and Guaranty Agreement and Amendment No. 2 to Security Agreement, dated as of April 16, 2020, among Dana Incorporated, Dana International Luxembourg S.à.r.l., the guarantors party thereto, Citibank, N.A. as administrative agent, and the lenders party thereto. Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
10.20	Amendment No. 5 to Credit and Guaranty Agreement and Amendment No. 3 to Security Agreement, dated as of March 25, 2021, among Dana Incorporated, Dana International Luxembourg S.à. r.l., the guarantors party thereto, Citibank, N.A. as administrative agent, and the lenders party thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 29, 2021, and incorporated herein by reference.
10.21	Director Nomination and Appointment Agreement, dated as of January 7, 2022, among the Icahn Group and Dana Incorporated. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 7, 2022, and incorporated herein by reference.
10.22	Amendment No. 6 to Credit and Guaranty Agreement, dated as of March 14, 2023, among Dana Incorporated, Dana International Luxembourg S.à r.l., the guarantors party thereto, Citibank, N.A. as administrative agent and collateral agent, and the lenders party thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 16, 2023, and incorporated herein by reference.
10.23	Amendment No. 7 to Credit and Guaranty Agreement, dated as of July 31, 2025, among Dana Incorporated, the guarantors party thereto, Citibank, N.A. as administrative agent and collateral agent, and the lenders party thereto. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 1, 2025, and incorporated herein by reference.
10.24*	First Amendment to the Dana Incorporated 2021 Omnibus Incentive Plan. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2024, and incorporated herein by reference.
10.25*	Second Amendment to the Dana Incorporated 2021 Omnibus Incentive Plan. Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 filed April 30, 2025, and incorporated herein by reference.
10.26*	Amended and Restated Offer Letter to R. Bruce McDonald, dated September 29, 2025. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 30, 2025, and incorporated herein by reference.
19.1	Dana Incorporated Insider Trading Policy. Filed with this Report.
21.1	List of Consolidated Subsidiaries of Dana Incorporated. Filed with this Report.
23.1	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24.1	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32.1	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.
97.1	Dana Incorporated Clawback Policy. Filed with this Report.
101

The following materials from Dana Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements. Filed with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	February 27, 2026	By:	/s/ R. Bruce McDonald
R. Bruce McDonald
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of February 2026 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ R. Bruce McDonald	Chairman and Chief Executive Officer
R. Bruce McDonald	(Principal Executive Officer)

/s/ Timothy R. Kraus	Senior Vice President and Chief Financial Officer
Timothy R. Kraus	(Principal Financial Officer)

/s/ James D. Kellett	Vice President and Chief Accounting Officer
James D. Kellett	(Principal Accounting Officer)

/s/ Ernesto M. Hernández*	Director
Ernesto M. Hernandez

/s/ Bridget E. Karlin*	Director
Bridget E. Karlin

/s/ Nora E. LaFreniere*	Director
Nora E. LaFreniere

/s/ Michael J. Mack, Jr.*	Director
Michael J. Mack, Jr.

/s/ H. Olivia Nelligan*	Director
H. Olivia Nelligan

/s/ Diarmuid B. O'Connell*	Director
Diarmuid B. O'Connell

/s/ Keith E. Wandell*	Director
Keith E. Wandell

*By:	/s/ Douglas H. Liedberg
Douglas H. Liedberg, Attorney-in-Fact