Form 10-Q
period 2026-03-31
DANA Inc
filed 2026-05-15
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2026

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

There were 108,235,699 shares of the registrant’s common stock outstanding at May 1, 2026.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$1,868	$1,781
Costs and expenses
Cost of sales	1,699	1,663
Selling, general and administrative expenses	102	105
Amortization of intangibles	2	2
Restructuring charges, net	6	2
Other income (expense), net	(40)	(1)
Earnings from continuing operations before interest and income taxes	19	8
Loss on extinguishment of debt	(7)
Interest income	6	2
Interest expense	22	39
Loss from continuing operations before income taxes	(4)	(29)
Income tax expense (benefit)	14	(10)
Equity in earnings of affiliates	3	2
Net loss from continuing operations	(15)	(17)
Net income from discontinued operations	1,106	47
Net income	1,091	30
Less: Noncontrolling interests net income from continuing operations	4	5
Net income attributable to the parent company	$1,087	$25

Net income (loss) per share available to common stockholders
Basic loss per share from continuing operations	$(0.17)	$(0.15)
Basic earnings per share from discontinued operations	10.06	0.32
Basic earnings per share	$9.89	$0.17

Diluted loss per share from continuing operations	$(0.17)	$(0.15)
Diluted earnings per share from discontinued operations	10.06	0.32
Diluted earnings per share	$9.89	$0.17

Weighted-average common shares outstanding
Basic	109.9	145.6
Diluted	109.9	145.6

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2026	2025
Net loss from continuing operations	$(15)	$(17)
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments	2	12
Hedging gains and losses	(4)	18
Defined benefit plans	(1)
Other comprehensive income (loss) from continuing operations	(3)	30
Total comprehensive income (loss) from continuing operations	(18)	13
Net income from discontinued operations	1,106	47
Other comprehensive income (loss) from discontinued operations, net of tax:
Currency translation adjustments	179	2
Other comprehensive income from discontinued operations	179	2
Total comprehensive income from discontinued operations	1,285	49
Total comprehensive income	1,267	62
Less: Comprehensive income from continuing operations attributable to noncontrolling interests	(4)	(5)
Comprehensive income attributable to the parent company	$1,263	$57

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$477	$469
Accounts receivable
Trade, less allowance for doubtful accounts of $12 in 2026 and $15 in 2025	1,257	987
Other	278	254
Inventories	994	1,015
Other current assets	201	114
Current assets of disposal group held for sale	32	1,029
Total current assets	3,239	3,868
Intangibles	61	71
Deferred tax assets	499	534
Other noncurrent assets	92	102
Investments in affiliates	105	102
Operating lease assets	279	305
Property, plant and equipment, net	1,783	1,872
Noncurrent assets of disposal group held for sale	20	954
Total assets	$6,078	$7,808

Liabilities and equity
Current liabilities
Short-term debt	$—	$615
Current portion of long-term debt	24	30
Accounts payable	1,228	1,154
Accrued payroll and employee benefits	224	210
Taxes on income	73	75
Current portion of operating lease liabilities	38	41
Other accrued liabilities	469	495
Current liabilities of disposable group held for sale	12	688
Total current liabilities	2,068	3,308
Long-term debt, less debt issuance costs of $9 in 2026 and $16 in 2025	1,236	2,566
Noncurrent operating lease liabilities	237	266
Pension and postretirement obligations	243	249
Other noncurrent liabilities	280	337
Noncurrent liabilities of disposal group held for sale		183
Total liabilities	4,064	6,909
Commitments and contingencies (Note 12)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 108,830,193 and 112,284,138 shares outstanding	1	1
Additional paid-in capital	1,554	1,671
Retained earnings	1,308	235
Treasury stock, at cost (2,501,713 and 1,944,700 shares)	(52)	(35)
Accumulated other comprehensive loss	(856)	(1,032)
Total parent company stockholders' equity	1,955	840
Noncontrolling interests	59	59
Total equity	2,014	899
Total liabilities and equity	$6,078	$7,808

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net income	$1,091	$30
Less: Net income from discontinued operations	1,106	47
Net loss from continuing operations	(15)	(17)
Depreciation	84	82
Amortization	3	3
Amortization of deferred financing charges	(8)	1
Earnings of affiliates, net of dividends received	(3)	(2)
Stock compensation expense	11	13
Deferred income taxes	11	(18)
Pension expense, net	(5)	(1)
Change in working capital	(252)	(418)
Change in other noncurrent assets and liabilities	11	(3)
Loss on divestiture of ownership interests	8
Noncash electric vehicle program termination charges	52
Other, net	(31)	(5)
Net cash used in operating activities from continuing operations	(134)	(365)
Net cash provided by (used in) operating activities from discontinued operations	(61)	328
Net cash used in operating activities	(195)	(37)
Investing activities
Purchases of property, plant and equipment	(62)	(67)
Proceeds from sale of property, plant and equipment	1	11
Settlements of undesignated derivatives	(4)	(2)
Other, net	1	1
Net cash used in investing activities from continuing operations	(64)	(57)
Net cash provided by (used in) investing activities from discontinued operations	2,563	(8)
Net cash provided by (used in) investing activities	2,499	(65)
Financing activities
Net change in short-term debt	(615)	121
Repayment of long-term debt	(1,330)	(4)
Dividends paid to common stockholders	(13)	(15)
Repurchases of common stock	(125)
Distributions to noncontrolling interests	(1)	(1)
Payment for mandatorily redeemable noncontrolling interest	(190)
Swap settlements		(6)
Other, net	(18)
Net cash provided by (used in) financing activities	(2,292)	95
Net increase (decrease) in cash, cash equivalents and restricted cash	12	(7)
Cash, cash equivalents and restricted cash – beginning of period	486	512
Effect of exchange rate changes on cash balances	(6)	18
Cash, cash equivalents and restricted cash – end of period (Note 5)	$492	$523

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$34	$26

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Form 10-K). Certain prior year amounts have been reclassified to conform to the current presentation.

On January 1, 2026, we completed the previously announced sale of our Off-Highway business to Allison Transmission Holdings, Inc. The sale was consummated pursuant to the terms and conditions of the definitive agreement to sell that we entered in June 2025. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has, or will have, a major effect on the entity’s operations and financial results. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Off-Highway business and determined that the conditions for discontinued operations presentation have been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been recast to reflect discontinued operations presentation. See Note 2 for additional information.

Recently adopted accounting pronouncements

In  July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient that allows entities to assume conditions existing at the balance-sheet date will remain constant over the remaining life of current accounts receivable and contract assets arising from revenue transactions. We adopted this ASU effective  January 1, 2026 and elected to utilize the practical expedient. The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), which provides targeted amendments to better align U.S. GAAP with common risk management practices. The guidance simplifies cash flow hedge accounting for forecasted transactions primarily by allowing entities to hedge a broader group of risks using a single derivative. Additionally, the ASU expands the scope of qualifying hedged items to include certain nonfinancial components, creates an optional accounting model for "choose-your-rate" debt instruments, and eliminates the recognition mismatch for dual hedge strategies. The guidance is effective for annual reporting periods beginning after December 15, 2026; early adoption is permitted. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures.

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

Note 2. Discontinued Operations

In June 2025, we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. (Allison). The transaction closed on January 1, 2026, with Dana receiving gross cash proceeds of $2,664. The sale price is subject to adjustment based on net working capital and net indebtedness balances as of the closing date. Based on our preliminary assessment of closing date working capital and net indebtedness balances, we have recorded a $30 reduction to the sale price. The $30 reduction to the sale price is included in other accrued liabilities on our consolidated balance sheet.

Included in the gross cash proceeds received was $82 related to the Off-Highway business's Mexican operations which have not yet legally transferred to Allison. As a result, the $82 of proceeds has been deferred and included in other accrued liabilities on our consolidated balance sheet. The assets and liabilities of the Mexican operations will continue to be reported as held for sale on our consolidated balance sheet. The Mexican operations results of operations and cash flows will continue to be reported as discontinued operations on our consolidated statements of operations, comprehensive income and cash flows. We expect to complete the transfer of the Mexican operations to Allison by the end of 2026.

We recognized a pre-tax gain on the sale of $1,191, which is included in net income from discontinued operations during the three months ended March 31, 2026.

At closing of the transaction, we entered into a transition services agreement, engineering services agreement, intellectual property and trademark license agreements, and certain supply agreements with Allison. Services to be provided by Dana under the transition services agreement include finance, information technology, human resources and certain other administrative services for periods up to 24 months.

The major classes of line items included in net income from discontinued operations are as follows:

	Three Months Ended
	March 31,
	2026	2025
Net sales	$14	$600
Cost of sales	14	497
Selling, general and administrative expenses		27
Amortization of intangibles		1
Restructuring charges, net		3
Gain on sale of Off-Highway business	1,191
Other income (expense), net	(49)	(7)
Earnings from discontinued operations before interest and income taxes	1,142	65
Interest income		1
Earnings from discontinued operations before income taxes	1,142	66
Income tax expense	36	19
Net income from discontinued operations	$1,106	$47

During the three months ended March 2026, we incurred $48 of Off-Highway business divestiture transaction related costs. These costs were attributed to discontinued operations and included in other income (expense), net in the table above.

The carrying amounts of the major classes of assets and liabilities of disposal group held for sale are as follows:

	March 31,	December 31,
	2026	2025
Accounts receivable - Trade	$12	$360
Accounts receivable - Other		39
Inventories	20	533
Other current assets		97
Current assets of disposal group held for sale	$32	$1,029

Goodwill	$—	$270
Intangibles		72
Deferred tax assets		49
Other noncurrent assets		44
Operating lease assets		39
Property, plant and equipment, net	20	480
Noncurrent assets of disposal group held for sale	$20	$954

Current portion of long-term debt	$—	$2
Accounts payable	12	425
Accrued payroll and employee benefits		72
Taxes on income		11
Current portion of operating lease liabilities		9
Other accrued liabilities		169
Current liabilities of disposal group held for sale	$12	$688

Long-term debt	$—	$33
Noncurrent operating lease liabilities		30
Pension and postretirement obligations		48
Other noncurrent liabilities		72
Noncurrent liabilities of disposal group held for sale	$—	$183

Note 3. Intangible Assets

Components of intangible assets (excluding fully-amortized intangible assets) —

		March 31, 2026			December 31, 2025
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	11	$42	$(27)	$15	$50	$(32)	$18
Customer relationships	11	60	(50)	10	67	(53)	14
Non-amortizable intangible assets
Trademarks and trade names		36		36	39		39
		$138	$(77)	$61	$156	$(85)	$71

Net carrying amounts of intangible assets attributable to each of our operating segments—

March 31, 2026
Light Vehicle	$7
Commercial Vehicle	54
$61

Amortization expense related to amortizable intangible assets —

	Three Months Ended
	March 31,
	2026	2025
Charged to cost of sales	$1	$1
Charged to amortization of intangibles	2	2
Total amortization	$3	$3

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

During 2024, we announced actions to consolidate certain manufacturing facilities along with global headcount reductions focused on reducing engineering and overhead costs in response to market dynamics, including delays in the adoption of electric vehicles. During 2026, we continued to execute on these initiatives.

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, December 31, 2025	$21	$2	$23
Charges to restructuring	3	5	8
Adjustments of accruals	(2)		(2)
Cash payments	(8)	(7)	(15)
Currency impact	1		1
Balance, March 31, 2026	$15	$—	$15

At March 31, 2026, the accrued employee termination benefits include costs to reduce approximately 300 employees to be completed over the next year.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Supplier finance programs — As of March 31, 2026 and December 31, 2025, we had $44 and $59, respectively, of confirmed obligations subject to supplier finance programs presented as accounts payable within total current liabilities on the consolidated balance sheet.

Inventory components —

	March 31, 2026	December 31, 2025
Raw materials	$449	$458
Work in process and finished goods	545	557
Total	$994	$1,015

Cash, cash equivalents and restricted cash —

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash and cash equivalents	$477	$469	$507	$494
Restricted cash included in other current assets	6	7	6	9
Restricted cash included in other noncurrent assets	9	10	10	9
Total cash, cash equivalents and restricted cash	$492	$486	$523	$512

Mandatorily redeemable noncontrolling interest — Hydro-Québec owned a 45% redeemable noncontrolling interest in Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC. The terms of the joint venture agreement provided Hydro-Québec with the right to put all, and not less than all, of its ownership interests in Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC to Dana at fair value. On May 6, 2024, Hydro‑Québec delivered its put notice to Dana. Following this notice, Dana ceased attributing net income (loss) and other comprehensive income (loss) of Dana TM4 Inc., Dana TM4 Electric Holdings BV, and Dana TM4 USA, LLC to Hydro‑Québec’s redeemable noncontrolling interest. During the fourth quarter of 2025, we finalized the purchase price with Hydro‑Québec resulting in the redeemable noncontrolling interest becoming mandatorily redeemable and reclassified the $190 redemption value to other current liabilities. On January 20, 2026, the transaction was completed and we paid Hydro-Québec the full purchase price of $190.

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of twelve cents per share of common stock in the first quarter of 2026. Dividends accrue on restricted stock units (RSUs), performance share units (PSUs) and the Dana Transformation Awards granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On June 8, 2025 our Board of Directors approved a stock repurchase program of up to an aggregate of $1,000 less any amount of special dividends distributed in connection with the sale of the Off-Highway business. The program expires on December 31, 2027. On February 11, 2026, our Board of Directors increased and extended the share repurchase program to a total of $2,000 through December 31, 2030. We repurchased 4,424,056 shares of our common stock at an aggregate cost of $125 during the three months ended March 31, 2026 through open market transactions. Approximately $1,225 remained available under the program for future share repurchases as of March 31, 2026.

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

Changes in equity —

2026	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2025	$1	$1,671	$235	$(35)	$(1,032)	$59	$899
Net income			1,087			4	1,091
Other comprehensive income					176		176
Common stock dividends and dividend equivalents			(14)				(14)
Common stock share repurchases		(126)					(126)
Distributions to noncontrolling interests						(1)	(1)
Sale of noncontrolling interests						(3)	(3)
Stock compensation		9					9
Stock withheld for employee taxes				(17)			(17)
Balance, March 31, 2026	$1	$1,554	$1,308	$(52)	$(856)	$59	$2,014

2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2024	$2	$2,282	$204	$(13)	$(1,142)	$63	$1,396
Net income			25			5	30
Other comprehensive income					32		32
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Stock compensation		12					12
Stock withheld for employee taxes				(8)			(8)
Balance, March 31, 2025	$2	$2,294	$214	$(21)	$(1,110)	$67	$1,446

Changes in each component of accumulated other comprehensive income (loss) (AOCI) of the parent —

	Parent Company Stockholders
2026	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(932)	$19	$(119)	$(1,032)
Currency translation adjustments	4			4
Currency translation adjustments realized in Off-Highway business divestiture	177			177
Holding gains and losses		12		12
Reclassification of amount to net income (a)		(17)		(17)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			(1)	(1)
Tax expense		1		1
Other comprehensive income	181	(4)	(1)	176
Balance, March 31, 2026	$(751)	$15	$(120)	$(856)

	Parent Company Stockholders
2025	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(977)	$(29)	$(136)	$(1,142)
Currency translation adjustments	14			14
Holding gains and losses		(11)		(11)
Reclassification of amount to net income (a)		34		34
Tax expense		(5)		(5)
Other comprehensive income	14	18	—	32
Balance, March 31, 2025	$(963)	$(11)	$(136)	$(1,110)

(a) Realized gains and losses from currency-related forward contracts associated with forecasted transactions or from other derivative instruments treated as cash flow hedges are reclassified from AOCI into the same line item in the consolidated statement of operations in which the underlying forecasted transaction or other hedged item is recorded. See Note 11 for additional details.

(b) See Note 9 for additional details.

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended
	March 31,
	2026	2025
Net loss from continuing operations	$(15)	$(17)
Less: Noncontrolling interests net income from continuing operations	4	5
Net loss from continuing operations attributable to the parent company	(19)	(22)
Net income from discontinued operations	1,106	47
Net income attributable to the parent company	$1,087	$25

Denominator:
Weighted-average common shares outstanding - Basic	109.9	145.6
Employee compensation-related shares	—	—
Weighted-average common shares outstanding - Diluted	109.9	145.6

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million CSEs from the calculation of diluted earnings per share for the first quarters of 2026 and 2025 as the effect of including them would have been anti-dilutive. We excluded CSEs that satisfied the definition of potentially dilutive shares of 1.1 million and 1.3 million for the first quarters of 2026 and 2025 as a result of the loss from continuing operations.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs, performance share units (PSUs) and Dana Transformation Awards shown in the table below during the three months ended March 31, 2026.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	0.3	$31.69
PSUs	0.3	$33.17
Dana Transformation Awards	1.0	$49.15

* Weighted-average per share

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. RSUs, PSUs and the Dana Transformation Awards accrue dividends, which are subject to the same vesting and forfeiture conditions as the original award. The fair value of RSUs is based on the closing market price of our common stock at the date of grant.

The number of PSUs granted in 2026 that ultimately vest is contingent upon achieving predetermined financial performance targets. The payout is further subject to a relative total shareholder return (“TSR”) modifier which is based on specified total shareholder return targets relative to peer companies. We estimated the grant date fair value of the PSUs using various assumptions as part of a Monte Carlo simulation. The risk-free interest rate of 3.56% was based on U.S. Treasury rate as of the grant date. The estimated volatility of 44.0% was based on the historical volatility of daily stock returns for a 2.9-year period preceding the grant date.

The Company also granted a special award tied to stock price performance (the Dana Transformation Awards). The payout is contingent upon the achievement of specified average stock price performance goals, measured over any 20 consecutive trading-days throughout a 4-year performance period. We estimated the grant date fair value of the Dana Transformation Awards using various assumptions as part of a Monte Carlo simulation. The risk-free interest rates of 3.64% and 3.66% were based on U.S. Treasury rates as of the January and February 2026 grant dates. The estimated volatility of 48.29% and 47.11% were based on the historical volatility of daily stock returns for a 4-year period preceding each respective grant date.

During the three months ended March 31, 2026, we paid $0.9 and $1.8 of cash to settle RSUs and PSUs and issued 0.7 and 0.8 million shares of common stock based on the vesting of RSUs and PSUs, respectively. We recognized stock compensation expense of $11 and $13 in the first quarters of 2026 and 2025. At March 31, 2026, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $71. This cost is expected to be recognized over a weighted-average period of 3.2 years. The breakout of the unrecognized compensation cost for the RSUs, PSUs, and Dana Transformation Awards is $21, $9, and $41, respectively. The weighted-average period in years for the RSUs, PSUs, and Dana Transformation Awards is 1.9, 1.4, and 4.3 years, respectively.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost —

	Pension				OPEB
	2026		2025		2026	2025
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$4	$3	$5	$2	$—	$1
Expected return on plan assets	(5)	(1)	(6)
Service cost		1		1
Amortization of net actuarial loss (gain)	1		1		(1)	(1)
Net periodic benefit cost	$—	$3	$—	$3	$(1)	$—

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 10. Financing Agreements

Long-term debt at —

	Interest Rate	March 31, 2026	December 31, 2025
Senior Notes due November 15, 2027	5.375%	$—	$400
Senior Notes due June 15, 2028	5.625%		400
Senior Euro Notes due July 15, 2029	3.000%	213	382
Senior Notes due September 1, 2030	4.250%	227	400
Senior Euro Notes due July 15, 2031	8.500%	481	499
Senior Notes due February 15, 2032	4.500%	198	350
Other indebtedness		150	181
Debt issuance costs		(9)	(16)
		1,260	2,596
Less: Current portion of long-term debt		24	30
Long-term debt, less debt issuance costs		$1,236	$2,566

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions and finance lease obligations.

Senior notes activity — On April 15, 2025, Dana retired its remaining April 2025 Notes. On December 4, 2025, we offered as part of a net proceeds tender offer to purchase at a price equal to 100.00% plus accrued and unpaid interest up to $173 of our  November 2027 Notes, up to $173 of our June 2028 Notes, up to €141 of our July 2029 Notes, up to $173 of our September 2030 Notes, up to €184 of our July 2031 Notes and up to $152 of our February 2032 Notes. The offers were conditioned on Dana receiving proceeds from the sale of its Off-Highway business and other customary conditions. In addition, on December 4, 2025, we issued notices of conditional full redemption with a redemption date of January 8, 2026 for all of our outstanding November 2027 Notes and June 2028 Notes at a redemption price equal to 100.00% plus accrued and unpaid interest. The redemptions were conditioned on Dana receiving proceeds from the sales of its Off-Highway business. On January 1, 2026, Dana completed the sale of its Off-Highway business. See Note 2 for additional information. On January 7, 2026, we purchased $138 of our  November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes at prices equal to 100.00% plus accrued and unpaid interest. On January 8, 2026, we redeemed the remaining $262 of our November 2027 Notes and the remaining $258 of our June 2028 Notes at prices equal to 100.00% plus accrued and unpaid interest. During the first quarter of 2026, we recognized a $7 loss on extinguishment of debt comprised of the write-off of previously deferred financing costs associated with the redeemed senior notes.

Senior notes redemption provisions — We may redeem some or all of the senior notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on the anniversary date of the senior notes in the year set forth below:

	Redemption Price
	July	September	July	February
Year	2029 Notes	2030 Notes	2031 Notes	2032 Notes
2025	100.750%
2026	100.000%	102.125%	104.250%
2027	100.000%	101.417%	102.125%	102.250%
2028	100.000%	100.708%	100.000%	101.500%
2029		100.000%	100.000%	100.750%
2030			100.000%	100.000%
2031				100.000%

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

Credit agreement — On July 31, 2025, we amended our credit and guaranty agreement to include a $250 Term A Facility. Borrowings under the Term A Facility bear interest at a floating rate based on Term Secured Overnight Financing Rate ("SOFR") (as described in the credit agreement) plus a margin. The Term A Facility matured at the earlier of five business days after the consummation of the Off-Highway business sale or July 30, 2026. We were required to make quarterly installments on the Term A Facility on the last day of each quarter commencing on December 31, 2025 in an amount equal to 10% of the original amount borrowed adjusted for any prepayments. On July 31, 2025, we fully drew the Term A Facility and used the proceeds to pay down outstanding borrowings on our Revolving Facility. On December 31, 2025, we made the required $25 payment on the Term A Facility. On January 1, 2026, Dana completed the sale of its Off-Highway business. See Note 2 for additional information. On January 2, 2026, we repaid the $225 outstanding balance on the Term A Facility.

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

At  March 31, 2026, there were no outstanding borrowings under the Revolving Facility and we had utilized $10 for letters of credit. We had availability at March 31, 2026 under the Revolving Facility of $1,140 after deducting outstanding letters of credit.

Debt covenants — At March 31, 2026, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Note 11. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheets at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	March 31, 2026	December 31, 2025
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$16	$21
Cash flow hedges	Other accrued liabilities	2	2	1
Undesignated	Accounts receivable - Other	2	7	4
Undesignated	Other accrued liabilities	2	5	7
Currency swaps
Cash flow hedges	Other noncurrent assets	2
Cash flow hedges	Other noncurrent liabilities	2	18	25
Undesignated	Other noncurrent liabilities	2	2	2

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheets at fair value are as follows:

		March 31, 2026		December 31, 2025
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$1,114	$1,115	$2,418	$2,444

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

The following fixed-to-fixed cross-currency swaps were outstanding at March 31, 2026:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $798 at March 31, 2026 and $898 at December 31, 2025. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $704 at March 31, 2026 and $712 at December 31, 2025.

The following currency derivatives were outstanding at March 31, 2026:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Canadian dollar, Mexican peso	$206	$76	$282	Dec-2026
Euro	U.S. dollar, Australian dollar, British pound, Hungarian forint, Mexican peso, Swedish krona	277	11	288	Sep-2027
Indian rupee	U.S. dollar, euro, British pound		60	60	Dec-2026
Brazilian real	U.S. dollar, euro	15	14	29	Oct-2026
South African rand	U.S. dollar, euro, Thai baht		33	33	Aug-2026
Canadian dollar	U.S. dollar	13	4	17	Aug-2026
Thai baht	U.S. dollar		42	42	Apr-2026
British pound	U.S. dollar, euro	32	9	41	Sep-2026
Mexican peso	U.S. dollar		3	3	Apr-2026
Swedish krona	euro		2	2	Apr-2026
Australian dollar	U.S. dollar, euro		1	1	Apr-2026
Total forward contracts		543	255	798

U.S. dollar	euro	321	195	516	Nov-2027
Euro	U.S. dollar		188	188	Jun-2026
Total currency swaps		321	383	704
Total currency derivatives		$864	$638	$1,502

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	March 31, 2026	December 31, 2025	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$16	$20	$16
Cross-Currency Swaps	2	2
Total	$18	$22	$16

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended
	March 31,
Derivatives Designated as Cash Flow Hedges	2026	2025
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$1,868	$1,781
Cost of sales	1,699	1,663
Other income (expense), net	(40)	(1)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(10)	7
Other income (expense), net	(2)	1
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(5)	26

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

	Three Months Ended
	March 31,
Derivatives Not Designated as Hedging Instruments	2026	2025
Gain (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$4	$(1)
Other income (expense), net	(7)	(6)

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

Note 12. Commitments and Contingencies

Environmental liabilities — Accrued environmental liabilities were $13 at  March 31, 2026 and $14 at  December 31, 2025. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Tariffs — In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). The U.S. Court of International Trade (CIT) has ordered the U.S. Customs and Border Protection (CBP) to refund the collected IEEPA tariffs. The administrative process for seeking refunds of IEEPA tariffs previously paid remains under development and CIT's order may be subject to U.S. government challenge. Accordingly, there is uncertainty regarding our ability to obtain refunds for IEEPA tariffs previously paid, and as such we have not recorded an anticipated recovery of IEEPA tariffs paid, or any potential tariff-related refunds to certain of our OEM customers for which a contractual obligations exists, as of March 31, 2026. We will continue to monitor developments, including actions by CIT and CBP to establish and execute on a refund process and take appropriate actions when or if they become available.

Subsequent event — On May 11, 2026, we entered into an agreement to purchase three U.S. manufacturing facilities that we currently lease for $89. The leases are classified as operating leases. The transaction is expected to close in the second quarter of 2026.

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

Changes in warranty liabilities —

	Three Months Ended
	March 31,
	2026	2025
Balance, beginning of period	$71	$88
Amounts accrued for current period sales	10	9
Adjustments of prior estimates	3	2
Settlements of warranty claims	(14)	(12)
Balance, end of period	$70	$87

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

We reported income tax expense of $14 and benefit of $(10) for the first quarters of 2026 and 2025, respectively. Our effective tax rates were (350)% and 34% for the first quarters of 2026 and 2025. During the first quarter of 2026, we recorded $12 of tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the first quarter of 2025, we recorded a tax benefit of $19 due to a basis difference in a foreign subsidiary as a result of a change in tax status and $9 of tax expense for income tax reserves associated with prior tax years in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the provisions of the Act and reflected the impact during the appropriate period. The Company will continue to evaluate the impact of these legislative changes as more guidance becomes available.

Note 15. Other Income (Expense), Net

	Three Months Ended
	March 31,
	2026	2025
Non-service cost components of pension and OPEB costs	$(1)	$(2)
Government assistance		2
Foreign exchange gain (loss)	17	(5)
Strategic transaction expenses	(1)	(1)
Gain on sale of property, plant and equipment		1
Electric vehicle program termination charges	(56)
Loss on divestiture of ownership interests	(8)
Transition services income	10
Other, net	(1)	4
Other income (expense), net	$(40)	$(1)

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

During the first quarter of 2026, we recorded $56 of charges, including impairment and loss on disposition of property, plant and equipment, associated with certain electric vehicle programs that were either cancelled by the customer or that have experienced a precipitous decline in program volumes.

On January 1, 2026, we sold our Off-Highway business to Allison Transmission Holdings, Inc. (Allison). At closing, Dana entered into a transition services agreement and an engineering services agreement with Allison. Services to be provided by Dana under the transition services agreement include finance, information technology, human resources and certain other administrative services for periods up to 24 months. See Note 2 for additional information.

On January 30, 2026, we sold our wholly-owned subsidiary Pi Innovo LLC, recognizing a $8 pre-tax loss on the transaction.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $7 and $6 recorded in other current assets and $11 and $15 recorded in other noncurrent assets at March 31, 2026 and December 31, 2025.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms, upfront payments from customers related to multi-year programs and unapplied Section 232 tariff credits allocated to Dana by its U.S. OEM customers. We had $104 and $25 recorded in other accrued liabilities and $55 and $59 recorded on other noncurrent liabilities at March 31, 2026 and December 31, 2025. We had $73 recorded in other current assets at March 31, 2026, which represents consideration received from our U.S. OEM customers for the unapplied Section 232 tariff credits.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended
	March 31,
	2026	2025
Light Vehicle
North America	$863	$817
Europe	202	181
South America	44	47
Asia Pacific	160	168
Total	$1,269	$1,213

Commercial Vehicle
North America	$221	$231
Europe	206	180
South America	117	108
Asia Pacific	55	49
Total	$599	$568

Total
North America	$1,084	$1,048
Europe	408	361
South America	161	155
Asia Pacific	215	217
Total	$1,868	$1,781

Note 17. Segments

We are a global provider of high-technology products to virtually every major on-highway vehicle manufacturer in the world. Our technologies include drive systems (axles, driveshafts and transmissions); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). Effective January 1, 2025, Dana’s chief operating decision maker (CODM) realigned Dana’s operating segments, reflecting Dana’s commitment to streamlining the business, enhancing our go-to market approach, and serving our customers more efficiently. Our former Power Technologies operating segment has been split, integrating the OEM-facing business into our Light Vehicle Systems operating segment and integrating the aftermarket business into our Commercial Vehicle Systems operating segment. In addition, in June 2025 we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. See Note 2 for additional information. Certain operations that fell outside of the sale perimeter, including certain Dana TM4 operations and our European hydraulics business, have been integrated into our Commercial Vehicle Systems and Light Vehicle Systems operating segments, respectively. We now serve our global light vehicle and medium/heavy vehicle markets through two operating segments – Light Vehicle Systems (Light Vehicle) and Commercial Vehicle Systems (Commercial Vehicle). These operating segments have global responsibility and accountability for business commercial activities and financial performance. Amounts presented for prior periods have been recast to align with Dana’s current two operating segments. Dana’s Chairman and Chief Executive Officer is its CODM.

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

Segment information —

	Light	Commercial
Three months ended March 31, 2026	Vehicle	Vehicle	Corporate	Total
External sales	$1,269	$599		$1,868
Inter-segment sales	26	15		41
	1,295	614		1,909
Reconciliation of sales
Elimination of inter-segment sales				(41)
Total consolidated sales				$1,868
Less:
Cost of sales	1,144	513
Selling, general and administrative expenses	38	36
Other segment items (a)	(1)	(2)
Segment EBITDA	$112	$63		$175

Purchases of property, plant and equipment	$47	$11	$4	$62
Segment net assets (b) - March 31, 2026	$580	$516	$(73)	$1,023

	Light	Commercial
Three months ended March 31, 2025	Vehicle	Vehicle	Corporate	Total
External sales	$1,213	$568		$1,781
Inter-segment sales	36	23		59
	1,249	591		1,840
Reconciliation of sales
Elimination of inter-segment sales				(59)
Total consolidated sales				$1,781
Less:
Cost of sales	1,138	516
Selling, general and administrative expenses	43	35
Other segment items (a)	—	1
Segment EBITDA	$68	$41		$109

Purchases of property, plant and equipment	$49	$12	$6	$67
Segment net assets (b) - December 31, 2025	$465	$471	$(88)	$848

(a) Other segment items primarily include foreign exchange gains and losses, government assistance and export incentives.

(b) Segment net assets include accounts receivable - trade, inventories and accounts payable.

Reconciliation of segment EBITDA to loss from continuing operations before income taxes —

	Three Months Ended
	March 31,
	2026	2025
Segment EBITDA	$175	$109
Corporate expense and other items, net	(4)	(16)
Depreciation	(84)	(82)
Amortization	(3)	(3)
Non-service cost components of pension and OPEB costs	(1)	(2)
Restructuring charges, net	(6)	(2)
Stock compensation expense	(11)	(13)
Strategic transaction expenses	(1)	(1)
Gain on sale of property, plant and equipment		1
Supplier capacity charge adjustment		19
Loss on divestiture of ownership interests	(8)
Electric vehicle program termination charges	(56)
Foreign exchange gain on unhedged intercompany loans	21
Other items	(3)	(2)
Earnings from continuing operations before interest and income taxes	19	8
Loss on extinguishment of debt	(7)
Interest income	6	2
Interest expense	22	39
Loss from continuing operations before income taxes	$(4)	$(29)

Reconciliation of segment net assets to consolidated total assets —

	March 31,	December 31,
	2026	2025
Segment net assets	$1,023	$848
Accounts payable	1,228	1,154
Cash and cash equivalents	477	469
Accounts receivable - Other	278	254
Other current assets	201	114
Current assets of disposal group held for sale	32	1,029
Intangibles	61	71
Deferred tax assets	499	534
Other noncurrent assets	92	102
Investment in affiliates	105	102
Operating lease assets	279	305
Property, plant and equipment, net	1,783	1,872
Noncurrent assets of disposal group held for sale	20	954
Total assets	$6,078	$7,808

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles and driveshafts).

Equity method investments at March 31, 2026 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$65
ROC-Spicer, Ltd.	50%	23
Tai Ya Investment (HK) Co., Limited	50%	6
All others as a group		5
Investments in equity affiliates		99
Investments in affiliates carried at cost		6
Investments in affiliates		$105

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

Capital Structure Initiatives — Net cash proceeds from the Off-Highway business divestiture were used to pay down debt, strengthening Dana’s financial position, and provide capital returns to shareholders. On January 7, 2026, we purchased, via a net proceeds tender offer, $138 of our November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes at prices equal to 100.00% plus accrued and unpaid interest. On January 8, 2026, we redeemed the remaining $262 of our November 2027 Notes and the remaining $258 of our June 2028 Notes at prices equal to 100.00% plus accrued and unpaid interest. In addition, on January 2, 2026, we repaid the $225 outstanding balance on the Term A Facility and the $390 of outstanding borrowings on our Revolving Facility. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information. On June 8, 2025, Dana’s board of directors approved a program to provide up to a $1,000 return of capital to shareholders through common stock share repurchases and/or special dividends through the end of 2027. On February 11, 2026, Dana's board of directors increased and extended the share repurchase program to a total of $2,000 through the end of 2030. Through March 31, 2026, we have spent $775 to repurchase 38,702,872 shares under the approved stock repurchase program. See Note 6 of our consolidated financial statements in Item 1 of Part I for additional information.

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

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for on-highway vehicles. The company's portfolio improves the efficiency, performance, and sustainability of light and commercial vehicles. Our technologies include drive systems (axles, driveshafts and transmissions); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle and medium/heavy vehicle markets through two business units – Light Vehicle Systems (Light Vehicle) and Commercial Vehicle Systems (Commercial Vehicle). At March 31, 2026, we employed approximately 26,900 people and operated in 24 countries.

External sales by operating segment for the periods ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026		2025
		% of		% of
	Dollars	Total	Dollars	Total
Light Vehicle	$1,269	67.9%	$1,213	68.1%
Commercial Vehicle	599	32.1%	568	31.9%
Total	$1,868		$1,781

See Note 17 to our consolidated financial statements in Item 1 of Part I for further financial information about our operating segments.

Our internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Trends in Our Markets

We serve our customers in two core global end markets: light vehicle, primarily full frame trucks and SUVs; and commercial vehicle, including medium-and heavy-duty trucks and busses. Each of our end-markets has unique cyclical dynamics and market drivers. These cycles are impacted by periods of investment where end-user vehicle fleets are refreshed or expanded in reaction to demand usage patterns, regulatory changes, or when the age of vehicles in service reach their useful life. Key market drivers include regional economic growth rates; cost and availability of end customer financing; and industrial output. Our multi-market coverage and broad customer base help provide stability across the cycles while mitigating secular variability.

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

Commercial vehicle markets — Our primary business is driveline systems for medium and heavy-duty trucks and busses, including the emerging market for hybrid and electric vehicles. Key regional markets are North America, South America (primarily Brazil) and Asia Pacific. During 2025, production of Class-8 and Classes 5-7 trucks in North America both decreased 23% compared to 2024. The outlook for 2026 is for a modest decrease in production of Classes 5-7 trucks and a modest increase in Class-8 truck production compared to the prior year. Outside of North America, production of medium- and heavy-duty trucks in South America decreased 7% compared to 2024, reflecting relatively stable economic conditions in the region. The 2026 outlook for South America reflects medium- and heavy-duty production being relatively flat compared to the prior year. Production of medium- and heavy-duty trucks in Asia Pacific, driven by China and India, increased 12% in 2025. The 2026 outlook for Asia Pacific is for a modest increase in production from the prior year.

Foreign currency — With 44% of our first quarter 2026 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 33% of our year-to-date 2026 non-U.S. sales, while Brazil, India, Thailand and China accounted for 14%, 10%, 8% and 7%, respectively. International currencies strengthened against the U.S. dollar during the first quarter of 2026, increasing sales by $64, with the effects of a stronger euro, Brazilian real, South African rand and Thai baht being partially offset by a weaker Indian rupee.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the first quarter of 2026 of approximately $45 are 2% of our consolidated sales and our net asset exposure related to Argentina was approximately $68, including $18 of net fixed assets, at March 31, 2026. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Higher year-over-year commodity prices decreased earnings during the first quarter of 2026 by $8. Material cost recovery pricing actions increased earnings in the first quarter of 2026 by $6.

Sales, Earnings and Cash Flow Outlook

2026 Outlook
Sales	$7,300 - $7,700
Adjusted EBITDA	$750 - $850
Adjusted Free Cash Flow	$250 - $350

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

Our 2026 sales outlook is $7,300 to $7,700, reflecting declining global market demand, offset by $200 of net new business backlog, dissipation of the tariff recovery lag experienced in 2025 and currency tailwinds. Based on our current sales and exchange rate outlook for 2026, we expect international currencies to be a modest tailwind to sales primarily due to a stronger euro. At sales levels in our current outlook for 2026, a 5% movement on the euro would impact our annual sales by approximately $115. A 5% change on the Indian rupee or Brazilian real rates would impact our annual sales in each of those countries by approximately $25. A 5% change on the Chinese renminbi rate would impact our annual sales by approximately $15. At our current sales outlook for 2026, we expect full year 2026 adjusted EBITDA to approximate $750 to $850. Adjusted EBITDA margin is expected to be 10.6% at the midpoint of our guidance range, a 250 basis-point improvement over 2025, reflecting the impact of significant cost savings actions, improved operational performance and favorable product mix, partially offset by the impact of lower end-market demand and net material cost recoveries. We expect to generate free cash flow of $300 at the midpoint of our guidance range reflecting the benefit of higher year-over-year adjusted EBITDA and lower income tax and interest payments, partially offset by higher capital spending.

Among our operational and strategic initiatives is continued focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business awarded that will be launching over the next three years, adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At March 31, 2026, our sales backlog of net new business for the 2026 through 2028 period was $950. We expect to realize $200 of our sales backlog in 2026, with incremental sales backlog of $300 and $450 being realized in 2027 and 2028, respectively.

Summary Consolidated Results of Operations (First Quarter, 2026 versus 2025)

	Three Months Ended March 31,
	2026		2025
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$1,868		$1,781		$87
Cost of sales	1,699	91.0%	1,663	93.4%	36
Gross margin	169	9.0%	118	6.6%	51
Selling, general and administrative expenses	102	5.5%	105	5.9%	(3)
Amortization of intangibles	2		2		—
Restructuring charges, net	6		2		4
Other income (expense), net	(40)		(1)		(39)
Earnings from continuing operations before interest and income taxes	19		8		11
Loss on extinguishment of debt	(7)				(7)
Interest income	6		2		4
Interest expense	22		39		(17)
Loss from continuing operations before income taxes	(4)		(29)		25
Income tax expense (benefit)	14		(10)		24
Equity in earnings of affiliates	3		2		1
Net loss from continuing operations	(15)		(17)		2
Net income from discontinued operations	1,106		47		1,059
Net income	1,091		30		1,061
Less: Noncontrolling interests net income from continuing operations	4		5		(1)
Net income attributable to the parent company	$1,087		$25		$1,062

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	March 31,			Amount of Change Due To
	2026	2025	Increase/ (Decrease)	Currency Effects	Divestiture	Organic Change
North America	$1,084	$1,048	$36	$4	$—	$32
Europe	408	361	47	44		3
South America	161	155	6	12		(6)
Asia Pacific	215	217	(2)	4		(6)
Total	$1,868	$1,781	$87	$64	$—	$23

Sales in the first quarter of 2026 were $87 higher than 2025. Stronger international currencies increased sales by $64, principally due to a stronger euro, Brazilian real, South African rand and Thai baht, partially offset by a weaker India rupee. The organic sales increase of $23 primarily resulted from pricing actions and recoveries, including material commodity and tariff and inflationary costs adjustments, and the conversion of sales backlog, partially offset by lower medium/heavy-truck production volumes in North America and lower electric-vehicle product orders in Europe and Asia Pacific. Pricing actions and recoveries, including material commodity and tariff and inflationary cost adjustments, increased sales by $56.

The North America organic sales increase of 3% was driven principally by net customer pricing and tariff and cost recovery actions and the conversion of sales backlog, partially offset by lower medium- and heavy-truck production volumes. First quarter 2026 Class 8 and Classes 5-7 production were down 25% and 20%, respectively. Excluding currency effects, sales in Europe were up 1% compared to 2025, reflecting a modest improvement in year-over-year first quarter medium/heavy-truck production volumes. Excluding currency effects, sales in South America were down 4% compared to 2025, reflecting lower year-over-year medium/heavy-truck product sales. Excluding currency effects, sales in Asia Pacific decreased 3% reflecting lower electric vehicle-related product orders, partially offset by a modest improvement in year-over-year first quarter medium/heavy-truck production volumes.

Cost of sales and gross margin — Cost of sales for the first quarter of 2026 increased $36 when compared to 2025. Cost of sales as a percent of sales was 240 basis points lower than in the previous year. Incremental margins from cost reduction initiatives of $33, higher material cost savings of $23, operational efficiencies of $14, lower premium freight costs of $10, lower program launch costs of $1 and favorable product mix were partially offset by tariff-related impacts of $50, non-material inflation of $24, commodity cost increases of $8, higher spending on electrification initiatives of $6 and higher warranty expense of $2. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $169 for the first quarter of 2026 increased $51 from 2025. Gross margin as a percent of sales was 9.0% in the first quarter of 2026, 240 basis points higher than in 2025. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first quarter of 2026 were $102 (5.5% of sales) as compared to $105 (5.9% of sales) in the first quarter of 2025. SG&A expenses were $3 lower in the first quarter of 2026 primarily due to lower salary and employee benefit costs, resulting from global headcount and cost reduction initiatives that commenced during the fourth quarter of 2024.

Amortization of intangibles — Amortization expense was $2 in both the first quarter of 2026 and the first quarter of 2025. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $6 in the first quarter of 2026 and $2 in the first quarter of 2025. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	March 31,
	2026	2025
Non-service cost components of pension and OPEB costs	$(1)	$(2)
Government assistance		2
Foreign exchange gain (loss)	17	(5)
Strategic transaction expenses	(1)	(1)
Gain on sale of property, plant and equipment		1
Electric vehicle program termination charges	(56)
Loss on divestiture of ownership interests	(8)
Transition services income	10
Other, net	(1)	4
Other income (expense), net	$(40)	$(1)

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. During the first quarter of 2026, we recorded $56 of charges, including impairment and loss on disposition of property, plant and equipment, associated with certain electric vehicle programs that were either cancelled by the customer or that have experienced a precipitous decline in program volumes. On January 1, 2026, we sold our Off-Highway business to Allison Transmission Holdings, Inc. (Allison). At closing, Dana entered into a transition services agreement and an engineering services agreement with Allison. Services to be provided by Dana under the transition services agreement include finance, information technology, human resources and certain other administrative services for periods up to 24 months. See Note 2 for additional information. On January 30, 2026, we sold our wholly-owned subsidiary Pi Innovo LLC, recognizing a $8 pre-tax loss on the transaction.

Loss on extinguishment of debt — The $7 loss on extinguishment of debt is comprised of the write-off of deferred financing costs associated with purchases and redemptions of certain of our senior notes and the repayment of our Term A Facility during the first quarter of 2026. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $6 in the first quarter of 2026 and $2 in the first quarter of 2025. Interest expense decreased from $39 in the first quarter of 2025 to $22 in the first quarter of 2026, reflecting lower average outstanding borrowings. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.6% in the first quarter of 2026 and 5.5% in the first quarter of 2025.

Income tax benefit — We reported income tax expense of $14 and benefit of $(10) for the first quarters of 2026 and 2025, respectively. Our effective tax rates were (350)% and 34% for the first quarters of 2026 and 2025. During the first quarter of 2026, we recorded $12 of tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the first quarter of 2025, we recorded a tax benefit of $19 due to a basis difference in a foreign subsidiary as a result of a change in tax status and $9 of tax expense for income tax reserves associated with prior tax years in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $3 in the first quarter of 2026 and $2 in the first quarter of 2025. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $2 in the first quarter of 2026 and de minimis in the first quarter of 2025. See Note 18 of our consolidated financial statements in Item 1 of Part I for additional information.

Net income from discontinued operations — Net income from discontinued operations was $1,059 higher in the first quarter of 2026 compared to the first quarter of 2025. The Off-Highway business sale transaction closed on January 1, 2026, with a preliminary $1,191 pre-tax gain being recognized in net income from discontinued operations during the first quarter of 2026. The Off-Highway business's Mexican operations continue to be presented as discontinued operations, as those operations have not yet legally transferred to the buyer. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Segment Results of Operations (2026 versus 2025)

Light Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2025	$1,213	$68	5.6%
Volume and mix	(9)	31
Performance	36	12
Currency effects	29	1
2026	$1,269	$112	8.8%

Light Vehicle sales in the first quarter of 2026, exclusive of currency effects, were 2% higher than 2025 reflecting the benefit of net customer pricing and cost and tariff recovery actions and the conversion of sales backlog partially offset by lower global electric-vehicle product orders. Year-over-year North America full-frame light-truck production increased 6% and light-truck production in Europe increased 5%. Light-truck production in Asia Pacific was flat compared with last year’s first quarter. Year-over-year light-vehicle engine production decreased in North America, Europe and Asia Pacific by 1%, 5% and 4%, respectively. Net customer pricing and cost and tariff recovery actions increased year-over-year first quarter sales by $36.

Light Vehicle first quarter 2026 segment EBITDA increased $44 from the comparable period of 2025. Favorable product mix and improved pricing on electric vehicle programs was partially offset by lower sales volumes. The year-over-year performance-related earnings increase was driven by net customer pricing and cost and tariff recovery actions of $36, higher material cost savings of $14, lower premium freight costs of $8, cost reduction initiatives of $5 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $13. Partially offsetting these performance-related earnings increases were higher tariff-related costs of $36, inflationary cost increases of $19, commodity cost increases of $6 and higher warranty expense of $3.

Commercial Vehicle

	Three Months
	Sales	Segment EBITDA	Segment EBITDA Margin
2025	$568	$41	7.2%
Volume and mix	(24)	(4)
Performance	20	22
Currency effects	35	4
2026	$599	$63	10.5%

Commercial Vehicle sales in the first quarter of 2026, exclusive of currency effects, were 1% lower than 2025 reflecting a weakening North American market partially offset by the conversion of sales backlog and net customer pricing and cost and tariff recovery actions. Year-over-year Class 8 production in North America was down 25% while Classes 5-7 was down 20% in this year’s first quarter. Year-over-year medium/heavy-truck production in Europe, South America and Asia Pacific were up 10%, 2% and 9%, respectively, this year’s first quarter. Net customer pricing and cost and tariff recovery actions increased year-over-year sales by $20 in this year’s first quarter.

Commercial Vehicle first quarter 2026 segment EBITDA increased $22 from the comparable period of 2025. Lower sales volumes decreased year-over-year earnings by $4 (17% decremental margin) in the first quarter of 2026. The year-over-year performance-related earnings increase was driven by net customer pricing and cost and tariff recovery actions of $20, higher material cost savings of $9, cost reduction initiatives of $3, lower premium freight costs of $2, lower warranty expense of $1, lower program launch costs of $1 and operational efficiencies, inclusive of lower corporate allocations resulting from cost reduction initiatives, of $13. Partially offsetting these performance-related earnings increases were higher tariff-related costs of $14, higher spending on electrification initiatives of $6, inflationary cost increases of $4, commodity cost increases of $2 and higher incentive compensation expense of $1.

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

The following table provides a reconciliation of net income (loss) from continuing operations to adjusted EBITDA.

	Three Months Ended
	March 31,
	2026	2025
Net loss from continuing operations	$(15)	$(17)
Equity in earnings of affiliates	3	2
Income tax expense (benefit)	14	(10)
Loss from continuing operations before income taxes	(4)	(29)
Depreciation and amortization	87	85
Restructuring charges, net	6	2
Interest expense, net	16	37
Loss on extinguishment of debt	7
Loss on divestiture of ownership interests	8
Electric vehicle program termination charges	56
Foreign currency gain on unhedged intercompany loans	(21)
Supplier capacity charge adjustment		(19)
Other*	16	17
Adjusted EBITDA	$171	$93
*

Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses and other items. See Note 17 to our consolidated financial statements in Item 1 of Part I for additional details.

Adjusted Free Cash Flow

We have defined adjusted free cash flow as cash provided by (used in) operating activities less purchases of property, plant and equipment plus proceeds from sale of property, plant and equipment plus cash paid for purchases of leased facilities plus cash paid for Off-Highway business divestiture related activities. We believe adjusted free cash flow is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Adjusted free cash flow is not intended to represent nor be an alternative to the measure of net cash provided by operating activities reported in accordance with GAAP. Adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(195)	$(37)
Purchases of property, plant and equipment - Continuing operations	(62)	(67)
Purchases of property, plant and equipment - Discontinued operations		(8)
Proceeds from sale of property, plant and equipment - Continuing operations	1	11
Cash paid for Off-Highway business divestiture related activities	61
Adjusted free cash flow	$(195)	$(101)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at March 31, 2026:

Cash and cash equivalents	$477
Additional cash availability from Revolving Facility	1,140
Total liquidity	$1,617

We had availability of $1,140 at March 31, 2026 under our Revolving Facility after deducting $10 of outstanding letters of credit.

The components of our March 31, 2026 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$406	$406
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	69	71
Consolidated cash balance	$2	$475	$477

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

At March 31, 2026, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(195)	$(37)
Net cash provided by (used in) investing activities	2,499	(65)
Net cash provided by (used in) financing activities	(2,292)	95
Net increase (decrease) in cash, cash equivalents and restricted cash	$12	$(7)

Operating activities — Exclusive of working capital, other cash provided by continuing operations was $118 in 2026 and $53 in 2025. The year-over-year improvement is primarily attributable to the impact of higher year-over-year operating earnings from continuing operations. Continuing operations working capital used cash of $252 and $418 in 2026 and 2025. Cash of $295 and $259 was used to finance receivables in 2026 and 2025. Cash of $18 was provided by lower inventory levels in 2026, while cash of $176 was used to fund higher inventory levels in 2025. Increases in accounts payable and other net liabilities provided cash of $25 and $17 in 2026 and 2025. The Off-Highway business sale transaction closed on January 1, 2026. The Off-Highway business's Mexican operations continue to be presented as discontinued operations, as those operations have not yet legally transferred to the buyer. Operating activities of discontinued operations used cash of $61 in 2026 and generated cash of $328 in 2025.

Investing activities — Expenditures for property, plant and equipment by continuing operations were $62 and $67 in 2026 and 2025, respectively. The Off-Highway business sale transaction closed on January 1, 2026, with only the Off-Highway business's Mexican operations continuing to be presented as discontinued operations, as those operations have not yet legally transferred to the buyer. We received net cash proceeds of $2,563 on the sale of the Off-Highway business to Allison. The sale price is subject to adjustment based on net working capital and net indebtedness balances as of the closing date. Investing activities of discontinued operations used cash of $8 in 2025.

Financing activities — During 2026, we had net payments on our Revolving Facility of $390 and we repaid the $225 outstanding balance on the Term A Facility. During 2025, we had net borrowings on our Revolving Facility of $115. During 2026, we purchased $138 of our November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes. Also during 2026, we redeemed $262 of our November 2027 Notes and $258 of our June 2028 Notes. We used cash of $13 and $15 for dividend payments to common stockholders during 2026 and 2025, respectively. During 2026, we used cash of $125 to repurchase 4,424,056 common shares under our share repurchase program. Distributions to noncontrolling interests totaled $1 in both 2026 and 2025. During 2026, we paid Hydro-Québec $190 to acquire their 45% mandatorily redeemable noncontrolling interests in Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC.

Off-Balance Sheet Arrangements

There have been no material changes at March 31, 2026 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2025 Form 10-K.

Contractual Obligations

There have been no material changes in our contractual obligations from those disclosed in Item 7 of our 2025 From 10-K.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2025 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2025 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the three months ended March 31, 2026. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first three months of 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates or commodity costs from those discussed in Item 7A of our 2025 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of Part II of our 2025 Form 10-K for a more complete understanding of the matters covered by the certifications.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On June 8, 2025 our Board of Directors approved a stock repurchase program of up to an aggregate of $1,000 less any amount of special dividends distributed in connection with the sale of the Off-Highway business. The program expires on December 31, 2027. On February 11, 2026, our Board of Directors increased and extended the share repurchase program to a total of $2,000 through December 31, 2030. The following table summarizes our purchases of common stock during the first quarter of 2026.

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2026	3,664,597	$27.29	3,664,597	$250
February 1 - February 28, 2026	85,602	$35.04	85,602	$1,247
March 1 - March 31, 2026	673,857	$32.65	673,857	$1,225

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

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

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Furnished with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	May 15, 2026	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Senior Vice President and
Chief Financial Officer