Form 10-Q
period 2026-06-30
DANA Inc
filed 2026-08-06
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2026

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

There were 107,576,679 shares of the registrant’s common stock outstanding at July 17, 2026.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$2,010	$1,935	$3,878	$3,716
Costs and expenses
Cost of sales	1,800	1,797	3,499	3,460
Selling, general and administrative expenses	104	99	206	204
Amortization of intangibles	1	2	3	4
Restructuring charges, net	9	11	15	13
Other income (expense), net	(20)	(10)	(60)	(11)
Earnings from continuing operations before interest and income taxes	76	16	95	24
Loss on extinguishment of debt			(7)
Interest income	4	3	10	5
Interest expense	21	44	43	83
Earnings (loss) from continuing operations before income taxes	59	(25)	55	(54)
Income tax expense	54	10	68
Equity in earnings of affiliates	6	23	9	25
Net income (loss) from continuing operations	11	(12)	(4)	(29)
Net income (loss) from discontinued operations	(11)	43	1,095	90
Net income	—	31	1,091	61
Less: Noncontrolling interests net income from continuing operations	5	4	9	9
Net income attributable to the parent company	$(5)	$27	$1,082	$52

Net income (loss) per share available to common stockholders
Basic earnings (loss) per share from continuing operations	$0.06	$(0.11)	$(0.12)	$(0.26)
Basic earnings (loss) per share from discontinued operations	(0.11)	0.30	10.05	0.62
Basic earnings per share	$(0.05)	$0.19	$9.93	$0.36

Diluted earnings (loss) per share from continuing operations	$0.05	$(0.11)	$(0.12)	$(0.26)
Diluted earnings (loss) per share from discontinued operations	(0.10)	0.30	10.05	0.62
Diluted earnings per share	$(0.05)	$0.19	$9.93	$0.36

Weighted-average common shares outstanding
Basic	108.1	143.8	109.0	144.7
Diluted	109.5	143.8	109.0	144.7

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$11	$(12)	$(4)	$(29)
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments	21	35	23	47
Hedging gains and losses	(2)	23	(6)	41
Defined benefit plans			(1)
Other comprehensive income from continuing operations	19	58	16	88
Total comprehensive income from continuing operations	30	46	12	59
Net income (loss) from discontinued operations	(11)	43	1,095	90
Other comprehensive income from discontinued operations, net of tax:
Currency translation adjustments		6	179	8
Hedging gains and losses		1		1
Other comprehensive income from discontinued operations	—	7	179	9
Total comprehensive income (loss) from discontinued operations	(11)	50	1,274	99
Total comprehensive income	19	96	1,286	158
Less: Comprehensive income from continuing operations attributable to noncontrolling interests	(5)	(6)	(9)	(11)
Comprehensive income attributable to the parent company	$14	$90	$1,277	$147

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$331	$469
Accounts receivable
Trade, less allowance for doubtful accounts of $12 in 2026 and $15 in 2025	1,287	987
Other	286	254
Inventories	980	1,015
Other current assets	285	114
Current assets of disposal group held for sale	36	1,029
Total current assets	3,205	3,868
Intangibles	58	71
Deferred tax assets	495	534
Other noncurrent assets	114	102
Investments in affiliates	112	102
Operating lease assets	166	305
Property, plant and equipment, net	1,942	1,872
Noncurrent assets of disposal group held for sale	21	954
Total assets	$6,113	$7,808

Liabilities and equity
Current liabilities
Short-term debt	$—	$615
Current portion of long-term debt	27	30
Accounts payable	1,301	1,154
Accrued payroll and employee benefits	170	210
Taxes on income	78	75
Current portion of operating lease liabilities	34	41
Other accrued liabilities	532	495
Current liabilities of disposal group held for sale	14	688
Total current liabilities	2,156	3,308
Long-term debt, less debt issuance costs of $8 in 2026 and $16 in 2025	1,317	2,566
Noncurrent operating lease liabilities	125	266
Pension and postretirement obligations	241	249
Other noncurrent liabilities	291	337
Noncurrent liabilities of disposal group held for sale		183
Total liabilities	4,130	6,909
Commitments and contingencies (Note 12)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 107,576,158 and 112,284,138 shares outstanding	1	1
Additional paid-in capital	1,518	1,671
Retained earnings	1,290	235
Treasury stock, at cost (2,508,917 and 1,944,700 shares)	(52)	(35)
Accumulated other comprehensive loss	(837)	(1,032)
Total parent company stockholders' equity	1,920	840
Noncontrolling interests	63	59
Total equity	1,983	899
Total liabilities and equity	$6,113	$7,808

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net income	$1,091	$61
Less: Net income from discontinued operations	1,095	90
Net income (loss) from continuing operations	(4)	(29)
Depreciation	166	171
Amortization	5	6
Amortization of deferred financing charges	2	3
Earnings of affiliates, net of dividends received	(8)	(25)
Stock compensation expense	19	23
Deferred income taxes	30	(26)
Pension expense, net	(4)
Change in working capital	(221)	(202)
Change in other noncurrent assets and liabilities	(23)	(13)
Loss on divestiture of ownership interests	8	7
Noncash electric vehicle program termination charges	59
Other, net	(39)	54
Net cash used in operating activities from continuing operations	(10)	(31)
Net cash provided by (used in) operating activities from discontinued operations	(76)	26
Net cash used in operating activities	(86)	(5)
Investing activities
Purchases of property, plant and equipment	(204)	(104)
Proceeds from sale of property, plant and equipment	2	11
Proceeds from sales of investments	1	57
Settlements of undesignated derivatives	(6)	(6)
Other, net		4
Net cash used in investing activities from continuing operations	(207)	(38)
Net cash provided by (used in) investing activities from discontinued operations	2,528	(22)
Net cash provided by (used in) investing activities	2,321	(60)
Financing activities
Net change in short-term debt	(618)	522
Repayment of long-term debt	(1,338)	(210)
Dividends paid to common stockholders	(26)	(29)
Repurchases of common stock	(169)	(257)
Distributions to noncontrolling interests	(2)	(3)
Payment for mandatorily redeemable noncontrolling interest	(190)
Swap settlements		(14)
Other, net	(25)	(8)
Net cash provided by (used in) financing activities	(2,368)	1
Net decrease in cash, cash equivalents and restricted cash	(133)	(64)
Cash, cash equivalents and restricted cash – beginning of period	486	512
Effect of exchange rate changes on cash balances	(4)	53
Cash, cash equivalents and restricted cash – end of period (Note 5)	$349	$501

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$38	$29

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

Eaton Mobility Business

On June 10, 2026, Dana entered into definitive agreements with Eaton Corporation plc (Eaton) and certain wholly owned subsidiaries of Eaton, including Mobility (USA) Corporation (the SpinCo), to acquire Eaton’s Vehicle and eMobility business segments (Mobility business). The structure of the transaction is a Reverse Morris Trust. Following the separation of the Mobility business from Eaton, a subsidiary of SpinCo will merge with and into Dana, and Dana will survive the merger as a wholly owned subsidiary of SpinCo. Following the merger, each outstanding share of Dana will be converted into the right to receive one SpinCo share. Prior to or at the closing, a subsidiary of Eaton will sell to Dana 100% of the stock in Royal Precision Holdings Corp. in exchange for cash consideration (the Royal Precision Purchase Price). In the event of an election by Dana, certain specified assets (as defined in the separation agreement) will be purchased by Dana from Eaton and certain of its subsidiaries. When the transaction is completed, former Eaton shareholders will own at least 50.1% and former Dana shareholders will own no more than 49.9% of the outstanding shares of SpinCo common stock on a fully diluted basis. Under the terms of the agreement, Eaton will receive a cash distribution of approximately $1,100, subject to adjustment for cash and indebtedness and reduced by the Royal Precision and other specified assets Purchase Price. The transaction has been unanimously approved by the Boards of Directors of both Dana and Eaton. No vote by Eaton shareholders is required. The transaction is intended to be tax-free to Dana and Eaton shareholders for U.S. federal income tax purposes. The transaction is anticipated to close in the first quarter of 2027, subject to approval by Dana's shareholders and customary closing conditions, including receipt of regulatory approvals. The agreements contain certain customary termination rights for Dana and Eaton, including, without limitation, a right for either party to terminate if the transaction is not completed on or before June 10, 2027. Termination resulting from Dana shareholders voting against the transaction would result in Dana having to reimburse Eaton for certain expenses in an amount not to exceed $20. Termination under specified circumstances would require Dana to pay Eaton a termination fee of $159. In anticipation of the transaction, Mobility (USA) Corporation and Dana became parties to a $2,600 bridge facility, a $350 secured term loan A commitment and a $1,200 secured revolving credit facility commitment. See Note 10 for additional information.

Note 2. Discontinued Operations

In June 2025, we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. (Allison). The transaction closed on January 1, 2026, with Dana receiving gross cash proceeds of $2,664. Pursuant to the terms of the agreement, the purchase price was subject to post-closing adjustments based on net working capital and net indebtedness balances as of the closing date. Based on the final closing date net working capital and net indebtedness balances, we paid $34 to Allison during the second quarter of 2026.

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

The major classes of line items included in net income from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$16	$663	$30	$1,263
Cost of sales	12	542	26	1,039
Selling, general and administrative expenses		28		55
Amortization of intangibles		1		2
Restructuring charges, net		(1)		2
Gain (loss) on sale of Off-Highway business	(5)		1,186
Other income (expense), net	(6)	(18)	(55)	(25)
Earnings (loss) from discontinued operations before interest and income taxes	(7)	75	1,135	140
Interest income		1		2
Earnings (loss) from discontinued operations before income taxes	(7)	76	1,135	142
Income tax expense	4	33	40	52
Net income (loss) from discontinued operations	$(11)	$43	$1,095	$90

During the three and six months ended June 30, 2026, we incurred $6 and $55 of Off-Highway business divestiture transaction related costs, compared with $14 and $34, respectively, during the corresponding periods in 2025. These costs were attributed to discontinued operations and included in other income (expense), net in the table above.

The carrying amounts of the major classes of assets and liabilities of disposal group held for sale are as follows:

	June 30,	December 31,
	2026	2025
Accounts receivable - Trade	$13	$360
Accounts receivable - Other		39
Inventories	23	533
Other current assets		97
Current assets of disposal group held for sale	$36	$1,029

Goodwill	$—	$270
Intangibles		72
Deferred tax assets		49
Other noncurrent assets		44
Operating lease assets		39
Property, plant and equipment, net	21	480
Noncurrent assets of disposal group held for sale	$21	$954

Current portion of long-term debt	$—	$2
Accounts payable	14	425
Accrued payroll and employee benefits		72
Taxes on income		11
Current portion of operating lease liabilities		9
Other accrued liabilities		169
Current liabilities of disposal group held for sale	$14	$688

Long-term debt	$—	$33
Noncurrent operating lease liabilities		30
Pension and postretirement obligations		48
Other noncurrent liabilities		72
Noncurrent liabilities of disposal group held for sale	$—	$183

Note 3. Intangible Assets

Components of intangible assets (excluding fully-amortized intangible assets) —

		June 30, 2026			December 31, 2025
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	11	$41	$(28)	$13	$50	$(32)	$18
Customer relationships	11	60	(51)	9	67	(53)	14
Non-amortizable intangible assets
Trademarks and trade names		36		36	39		39
		$137	$(79)	$58	$156	$(85)	$71

Net carrying amounts of intangible assets attributable to each of our operating segments—

June 30, 2026
Light Vehicle	$6
Commercial Vehicle	52
$58

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Charged to cost of sales	$1	$1	$2	$2
Charged to amortization of intangibles	1	2	3	4
Total amortization	$2	$3	$5	$6

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

Accrued restructuring costs and activity —

	Employee Termination Benefits	Exit Costs	Total
Balance, March 31, 2026	$15	$—	$15
Charges to restructuring	5	6	11
Adjustments of accruals	(2)		(2)
Cash payments	(10)	(4)	(14)
Currency impact	2		2
Balance, June 30, 2026	$10	$2	$12

Balance, December 31, 2025	$21	$2	$23
Charges to restructuring	8	11	19
Adjustments of accruals	(4)		(4)
Cash payments	(18)	(11)	(29)
Currency impact	3		3
Balance, June 30, 2026	$10	$2	$12

At June 30, 2026, the accrued employee termination benefits include costs to reduce approximately 200 employees to be completed over the next year.

Note 5. Supplemental Balance Sheet and Cash Flow Information

Non-cash investing and financing activities —During the second quarter of 2026, the Company modified an operating lease, resulting in a reassessment and reclassification of the lease as a finance lease. At the modification date, the carrying amounts of the operating lease right-of-use asset and lease liability were $62 million and $57 million, respectively. Following remeasurement, the Company recognized a finance lease right-of-use asset of $103 million and a finance lease liability of $98 million. The modification was a non-cash transaction and therefore is excluded from the consolidated statements of cash flows.

Supplier finance programs — As of June 30, 2026 and December 31, 2025, we had $54 and $59, respectively, of confirmed obligations subject to supplier finance programs presented as accounts payable within total current liabilities on the consolidated balance sheet.

Inventory components —

	June 30, 2026	December 31, 2025
Raw materials	$456	$458
Work in process and finished goods	524	557
Total	$980	$1,015

Cash, cash equivalents and restricted cash —

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Cash and cash equivalents	$331	$469	$486	$494
Restricted cash included in other current assets	8	7	5	9
Restricted cash included in other noncurrent assets	10	10	10	9
Total cash, cash equivalents and restricted cash	$349	$486	$501	$512

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

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of twelve cents per share of common stock in the first and second quarters of 2026. Dividends accrue on restricted stock units (RSUs), performance share units (PSUs) and the Dana Transformation Awards granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On June 8, 2025 our Board of Directors approved a stock repurchase program of up to an aggregate of $1,000 less any amount of special dividends distributed in connection with the sale of the Off-Highway business. The program was set to expire on December 31, 2027. On February 11, 2026, our Board of Directors increased and extended the share repurchase program to a total of $2,000 through December 31, 2030. We repurchased 1,240,858 and 5,664,914 shares of our common stock at an aggregate cost of $44 and $169 during the three and six months ended June 30, 2026 through open market transactions. Approximately $1,181 remained available under the program for future share repurchases as of June 30, 2026.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a non-deductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We reflect the applicable excise tax as part of the cost basis of the stock repurchased and record a corresponding liability for the excise taxes payable in other accrued liabilities on our consolidated balance sheet. During the second quarter of 2026, we paid $6 of excise taxes related to 2025 share repurchases. The payment is included in other, net within financing activities in the consolidated statement of cash flows. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorization exclude such excise taxes, to the extent applicable, unless otherwise indicated.

Changes in equity —

2026	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2025	$1	$1,671	$235	$(35)	$(1,032)	$59	$899
Net income			1,087			4	1,091
Other comprehensive income					176		176
Common stock dividends and dividend equivalents			(14)				(14)
Common stock share repurchases		(126)					(126)
Distributions to noncontrolling interests						(1)	(1)
Sale of noncontrolling interests						(3)	(3)
Stock compensation		9					9
Stock withheld for employee taxes				(17)			(17)
Balance, March 31, 2026	$1	$1,554	$1,308	$(52)	$(856)	$59	$2,014
Net income			(5)			5	—
Other comprehensive income					19		19
Common stock dividends and dividend equivalents			(13)				(13)
Common stock share repurchases		(44)					(44)
Distributions to noncontrolling interests						(1)	(1)
Stock compensation		8					8
Balance, June 30, 2026	$1	$1,518	$1,290	$(52)	$(837)	$63	$1,983

2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2024	$2	$2,282	$204	$(13)	$(1,142)	$63	$1,396
Net income			25			5	30
Other comprehensive income					32		32
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Stock compensation		12					12
Stock withheld for employee taxes				(8)			(8)
Balance, March 31, 2025	$2	$2,294	$214	$(21)	$(1,110)	$67	$1,446
Net income			27			4	31
Other comprehensive income					63	2	65
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(2)	(2)
Repurchase and retirement of shares	(1)	(258)					(259)
Sale of noncontrolling interests						(5)	(5)
Stock compensation		9					9
Balance, June 30, 2025	$1	$2,045	$226	$(21)	$(1,047)	$66	$1,270

Changes in each component of accumulated other comprehensive loss (AOCI) of the parent —

	Parent Company Stockholders
2026	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(932)	$19	$(119)	$(1,032)
Currency translation adjustments	4			4
Currency translation adjustments realized in Off-Highway business divestiture	177			177
Holding gains and losses		12		12
Reclassification of amount to net income (a)		(17)		(17)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			(1)	(1)
Tax benefit		1		1
Other comprehensive income (loss)	181	(4)	(1)	176
Balance, March 31, 2026	$(751)	$15	$(120)	$(856)
Currency translation adjustments	21			21
Holding gains and losses		15		15
Reclassification of amount to net income (a)		(18)		(18)
Tax benefit		1		1
Other comprehensive income (loss)	21	(2)	—	19
Balance, June 30, 2026	$(730)	$13	$(120)	$(837)

	Parent Company Stockholders
2025	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(977)	$(29)	$(136)	$(1,142)
Currency translation adjustments	14			14
Holding gains and losses		(11)		(11)
Reclassification of amount to net income (a)		34		34
Tax expense		(5)		(5)
Other comprehensive income	14	18	—	32
Balance, March 31, 2025	$(963)	$(11)	$(136)	$(1,110)
Currency translation adjustments	39			39
Reclassification of amount to net income (a)		30		30
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(6)	(1)	(7)
Other comprehensive income	39	24	—	63
Balance, June 30, 2025	$(924)	$13	$(136)	$(1,047)

(a) Realized gains and losses from currency-related forward contracts associated with forecasted transactions or from other derivative instruments treated as cash flow hedges are reclassified from AOCI into the same line item in the consolidated statement of operations in which the underlying forecasted transaction or other hedged item is recorded. See Note 11 for additional details.

(b) See Note 9 for additional details.

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$11	$(12)	$(4)	$(29)
Less: Noncontrolling interests net income from continuing operations	5	4	9	9
Net income (loss) from continuing operations attributable to the parent company	6	(16)	(13)	(38)
Net income (loss from discontinued operations	(11)	43	1,095	90
Net income attributable to the parent company	$(5)	$27	$1,082	$52

Denominator:
Weighted-average common shares outstanding - Basic	108.1	143.8	109.0	144.7
Employee compensation-related shares	1.4	—	—	—
Weighted-average common shares outstanding - Diluted	109.5	143.8	109.0	144.7

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.3 million CSEs from the calculation of diluted earnings per share for both the second quarter of 2026 and 2025  and excluded and 0.2 million of CSEs for both the respective year-to-date periods as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 1.7 million for the second quarter of 2025 and excluded 1.3 million and 1.5 million for the 2026 and 2025 year-to-date periods as a result of the loss from continuing operations for these periods.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs, performance share units (PSUs) and Dana Transformation Awards shown in the table below during the six months ended June 30, 2026.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	0.3	$31.54
PSUs	0.3	$33.24
Dana Transformation Awards	1.0	$49.15

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

During the six months ended June 30, 2026, we paid $1.0 and $1.8 of cash to settle RSUs and PSUs and issued 0.7 and 0.8 million shares of common stock based on the vesting of RSUs and PSUs, respectively. We recognized stock compensation expense of $8 and $10 in the second quarters of 2026 and 2025 and expense of $19 and $23 during the respective year-to-date periods. At June 30, 2026, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $64. This cost is expected to be recognized over a weighted-average period of 3.0 years. The breakout of the unrecognized compensation cost for the RSUs, PSUs, and Dana Transformation Awards is $18, $7, and $39, respectively. The weighted-average period in years for the RSUs, PSUs, and Dana Transformation Awards is 1.7, 1.3, and 4.0 years, respectively.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost —

	Pension				OPEB
	2026		2025		2026	2025
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$4	$3	$5	$3	$1	$—
Expected return on plan assets	(6)		(5)	(1)
Service cost		1		1
Amortization of net actuarial loss (gain)	1		1			(1)
Net periodic benefit cost (credit)	$(1)	$4	$1	$3	$1	$(1)

Six Months Ended June 30,
Interest cost	$8	$6	$10	$5	$1	$1
Expected return on plan assets	(11)	(1)	(11)	(1)
Service cost		2		2
Amortization of net actuarial loss (gain)	2		2		(1)	(2)
Net periodic benefit cost (credit)	$(1)	$7	$1	$6	$—	$(1)

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 10. Financing Agreements

Long-term debt at —

	Interest Rate	June 30, 2026	December 31, 2025
Senior Notes due November 15, 2027	5.375%	$—	$400
Senior Notes due June 15, 2028	5.625%		400
Senior Euro Notes due July 15, 2029	3.000%	210	382
Senior Notes due September 1, 2030	4.250%	227	400
Senior Euro Notes due July 15, 2031	8.500%	476	499
Senior Notes due February 15, 2032	4.500%	198	350
Other indebtedness		241	181
Debt issuance costs		(8)	(16)
		1,344	2,596
Less: Current portion of long-term debt		27	30
Long-term debt, less debt issuance costs		$1,317	$2,566

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions and finance lease obligations.

Senior notes activity — On April 15, 2025, Dana retired its remaining April 2025 Notes. On December 4, 2025, we offered as part of a net proceeds tender offer to purchase at a price equal to 100.00% plus accrued and unpaid interest up to $173 of our  November 2027 Notes, up to $173 of our June 2028 Notes, up to €141 of our July 2029 Notes, up to $173 of our September 2030 Notes, up to €184 of our July 2031 Notes and up to $152 of our February 2032 Notes. The offers were conditioned on Dana receiving proceeds from the sale of its Off-Highway business and other customary conditions. In addition, on December 4, 2025, we issued notices of conditional full redemption with a redemption date of January 8, 2026 for all of our outstanding November 2027 Notes and June 2028 Notes at a redemption price equal to 100.00% plus accrued and unpaid interest. The redemptions were conditioned on Dana receiving proceeds from the sales of its Off-Highway business. On January 1, 2026, Dana completed the sale of its Off-Highway business. See Note 2 for additional information. On January 7, 2026, we purchased $138 of our  November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our July 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes at prices equal to 100.00% plus accrued and unpaid interest. On January 8, 2026, we redeemed the remaining $262 of our November 2027 Notes and the remaining $258 of our June 2028 Notes at prices equal to 100.00% plus accrued and unpaid interest. During the first quarter of 2026, we recognized a $7 loss on extinguishment of debt comprised of the write-off of previously deferred financing costs associated with the redeemed senior notes.

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

At  June 30, 2026, there were no outstanding borrowings under the Revolving Facility and we had utilized $10 for letters of credit. We had availability at June 30, 2026 under the Revolving Facility of $1,140 after deducting outstanding letters of credit.

Debt covenants — At June 30, 2026, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Bridge facility — On June 10, 2026, we became a party to a $2,600 bridge facility (the Bridge Facility). The Bridge Facility serves as a backstop to certain contemplated financing transactions associated with Dana's intended acquisition of Eaton's Mobility business. See Note 1 for additional information. The Bridge Facility may be drawn upon only if the acquisition transaction closes. Availability under the Bridge Facility is subject to reduction to the extent contemplated financing transactions are completed prior to the acquisition transaction closing. We recorded initial deferred commitment fees of $17 related to the Bridge Facility. The deferred commitment fees are included in other current assets and are being amortized over the Bridge Facility's 15-month commitment period.

Subsequent events — On July 1, 2026, we issued notices of conditional full redemption with a redemption date of July 31, 2026, for all of our outstanding July 2031 Notes at a redemption price equal to 104.25% plus accrued and unpaid interest. On  July 10, 2026, we amended our credit and guaranty agreement to include a $500 Term A Facility. Borrowings under the Term A Facility bear interest at a floating rate based on Term Secured Overnight Financing Rate (SOFR) (as described in the credit agreement) plus a margin. The Term A Facility matures 364 days from the date of the first draw on the Term A Facility. We are required to make quarterly installments on the Term A Facility on the last day of each quarter commencing on December 31, 2026 in an amount equal to 10% of the original amount borrowed adjusted for any prepayments. On July 28, 2026, we fully drew the Term A Facility. On July 31, 2026, we redeemed all of our outstanding July 2031 Notes.

On July 2, 2026, we became a party to a $350 secured term loan A (the Term Loan A) commitment and a $1,200 secured revolving credit facility (the Revolving Credit Facility) commitment. The Term Loan A commitment and the Revolving Credit Facility commitment are associated with Dana's intended acquisition of Eaton's Mobility business. No amounts are available to be drawn prior to the acquisition transaction closing.

Note 11. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheets at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	June 30, 2026	December 31, 2025
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$18	$21
Cash flow hedges	Other accrued liabilities	2	1	1
Undesignated	Accounts receivable - Other	2	8	4
Undesignated	Other accrued liabilities	2	3	7
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	17	25
Undesignated	Other noncurrent liabilities	2		2

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheets at fair value are as follows:

		June 30, 2026		December 31, 2025
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$1,105	$1,136	$2,418	$2,444

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

The following fixed-to-fixed cross-currency swaps were outstanding at June 30, 2026:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $698 at June 30, 2026 and $898 at December 31, 2025. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $318 at June 30, 2026 and $712 at December 31, 2025.

The following currency derivatives were outstanding at June 30, 2026:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Canadian dollar, Mexican peso	$209	$75	$284	Mar-2027
Euro	U.S. dollar, Australian dollar, British pound, Hungarian forint, Mexican peso, Swedish krona	203	12	215	Sep-2027
Indian rupee	U.S. dollar, euro, British pound		58	58	Mar-2027
Brazilian real	U.S. dollar, euro	28	11	39	Dec-2026
South African rand	U.S. dollar, euro, Thai baht		16	16	Nov-2026
Canadian dollar	U.S. dollar	5	5	10	Aug-2026
Thai baht	U.S. dollar		58	58	Jul-2026
British pound	U.S. dollar, euro	7	6	13	Sep-2026
Mexican peso	U.S. dollar		3	3	Jul-2026
Swedish krona	euro		2	2	Jul-2026
Total forward contracts		452	246	698

U.S. dollar	euro	318	—	318	Nov-2027
Total currency swaps		318	—	318
Total currency derivatives		$770	$246	$1,016

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	June 30, 2026	December 31, 2025	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$14	$20	$14
Cross-Currency Swaps		2
Total	$14	$22	$14

The following table provides a summary of the location and amount of gains or losses recognized in the consolidated statement of operations associated with cash flow hedging relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Designated as Cash Flow Hedges	2026	2025	2026	2025
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded
Net sales	$2,010	$1,935	$3,878	$3,716
Cost of sales	1,800	1,797	3,499	3,460
Other income (expense), net	(20)	(10)	(60)	(11)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(11)	5	(21)	12
Other income (expense), net	(3)	(1)	(5)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(4)	26	(9)	52

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Not Designated as Hedging Instruments	2026	2025	2026	2025
Gain (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$2	$1	$6	$—
Other income (expense), net	1	(11)	(6)	(17)

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

Note 12. Commitments and Contingencies

Environmental liabilities — Accrued environmental liabilities were $12 at  June 30, 2026 and $14 at  December 31, 2025. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Tariffs — In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). The U.S. Court of International Trade (CIT) has ordered the U.S. Customs and Border Protection (CBP) to refund the collected IEEPA tariffs. During the second quarter of 2026, we filed for refunds of previously paid tariffs assessed under IEEPA in an aggregate amount of $26 under Phase 1 and Phase 2 of the process established by the CBP. We expect to file for refunds under Phase 3 when a formal process is established. Based on the formal process established by the CBP for Phase 1 and Phase 2 refunds and the fact that we have begun to receive cash refunds from the CBP, we believe it is probable that we will recover the IEEPA refunds we have filed for under Phase 1 and Phase 2. As such, we have recorded the $26 recoverable to accounts receivable - other along with a corresponding reduction of cost of sales. As we previously invoiced our customers for reimbursement of IEEPA tariffs paid, we have recorded an offsetting obligation due to our customers to accounts receivable - trade with a corresponding reduction of net sales.

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

Changes in warranty liabilities —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance, beginning of period	$70	$87	$71	$88
Amounts accrued for current period sales	13	9	23	18
Adjustments of prior estimates		3	3	5
Settlements of warranty claims	(17)	(16)	(31)	(28)
Currency impact		1		1
Balance, end of period	$66	$84	$66	$84

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

We reported income tax expense of $54 and $10 for the second quarters of 2026 and 2025, respectively, and income tax expense of $68 and $0 for the respective year-to-date periods. Our effective tax rates were 124% and 0% for the six months ended June 30, 2026 and 2025. During the first six months of 2026, we recorded $12 of tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the first six months of 2025, we recorded a tax benefit of $19 due to a basis difference in a foreign subsidiary as a result of a change in tax status, $9 of tax expense for income tax reserves associated with prior tax years in foreign jurisdictions and tax expense of $6 resulting from the sale of Dana's ownership interest in an equity method investment. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

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

Note 15. Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Non-service cost components of pension and OPEB costs	$(3)	$(2)	$(4)	$(4)
Government assistance	1	2	1	4
Foreign exchange gain (loss)	(6)	(1)	11	(6)
Strategic transaction expenses	(19)	(5)	(20)	(6)
Gain on sale of property, plant and equipment				1
Electric vehicle program termination charges	(3)		(59)
Loss on divestiture of ownership interests		(7)	(8)	(7)
Transition services income	8		18
Other, net	2	3	1	7
Other income (expense), net	$(20)	$(10)	$(60)	$(11)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included above. Foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in 2026 were primarily attributable to the potential acquisition of Eaton's Mobility business. See Note 1 for additional information.

During the first six months of 2026, we recorded $59 of charges, including impairment and loss on disposition of property, plant and equipment, associated with certain electric vehicle programs that were either cancelled by the customer or that have experienced a precipitous decline in program volumes.

On January 1, 2026, we sold our Off-Highway business to Allison. At closing, Dana entered into a transition services agreement and an engineering services agreement with Allison. Services to be provided by Dana under the transition services agreement include finance, information technology, human resources and certain other administrative services for periods up to 24 months. See Note 2 for additional information.

On January 30, 2026, we sold our wholly-owned subsidiary Pi Innovo LLC, recognizing a $8 pre-tax loss on the transaction.

On June 6, 2025, we sold our ownership interest in Switch Mobility Limited, recognizing an $8 pre-tax loss on the transaction. See Note 18 for additional information.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $5 and $6 recorded in other current assets and $9 and $15 recorded in other noncurrent assets at June 30, 2026 and December 31, 2025.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms, upfront payments from customers related to multi-year programs and unapplied Section 232 tariff credits allocated to Dana by its U.S. OEM customers. We had $167 and $25 recorded in other accrued liabilities and $54 and $59 recorded in other noncurrent liabilities at June 30, 2026 and December 31, 2025. We had $135 recorded in other current assets at June 30, 2026, which represents consideration received from our U.S. OEM customers for the unapplied Section 232 tariff credits.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Light Vehicle
North America	$957	$928	$1,820	$1,745
Europe	213	192	415	373
South America	65	58	109	105
Asia Pacific	144	157	304	325
Total	$1,379	$1,335	$2,648	$2,548

Commercial Vehicle
North America	$245	$229	$466	$460
Europe	198	194	404	374
South America	134	125	251	233
Asia Pacific	54	52	109	101
Total	$631	$600	$1,230	$1,168

Total
North America	$1,202	$1,157	$2,286	$2,205
Europe	411	386	819	747
South America	199	183	360	338
Asia Pacific	198	209	413	426
Total	$2,010	$1,935	$3,878	$3,716

Note 17. Segments

We are a global provider of high-technology products to virtually every major on-highway vehicle manufacturer in the world. Our technologies include drive systems (axles, driveshafts and transmissions); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). Effective January 1, 2025, Dana’s chief operating decision maker (CODM) realigned Dana’s operating segments, reflecting Dana’s commitment to streamlining the business, enhancing our go-to market approach, and serving our customers more efficiently. Our former Power Technologies operating segment has been split, integrating the OEM-facing business into our Light Vehicle Systems operating segment and integrating the aftermarket business into our Commercial Vehicle Systems operating segment. In addition, in June 2025 we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. See Note 2 for additional information. Certain operations that fell outside of the sale perimeter, including certain Dana TM4 operations and our European hydraulics business, have been integrated into our Commercial Vehicle Systems and Light Vehicle Systems operating segments, respectively. We now serve our global light vehicle and medium/heavy vehicle markets through two operating segments – Light Vehicle Systems (Light Vehicle) and Commercial Vehicle Systems (Commercial Vehicle). These operating segments have global responsibility and accountability for business commercial activities and financial performance. Amounts presented for prior periods have been recast to align with Dana’s current two operating segments. Dana’s Chief Executive Officer is its CODM.

Dana evaluates the performance of its operating segments based on external sales and segment EBITDA. Segment EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. Our segments are charged for corporate and other shared administrative costs. Certain corporate and other administrative costs that were historically charged to our Off-Highway business, that are not permitted to be reflected as part of discontinued operations, have been recast and are included within the "corporate expense and other items, net" line of the reconciliation of segment EBITDA to earnings (loss) from continuing operations before income taxes. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

Segment information —

	Light	Commercial
Three months ended June 30, 2026	Vehicle	Vehicle	Corporate	Total
External sales	$1,379	$631		$2,010
Inter-segment sales	26	17		43
	1,405	648		2,053
Reconciliation of sales
Elimination of inter-segment sales				(43)
Total consolidated sales				$2,010
Less:
Cost of sales	1,215	538
Selling, general and administrative expenses	41	38
Other segment items (a)	(6)	(4)
Segment EBITDA	$143	$68		$211

Purchases of property, plant and equipment	$42	$97	$3	$142
Segment net assets (b) - June 30, 2026	$573	$465	$(72)	$966

	Light	Commercial
Three months ended June 30, 2025	Vehicle	Vehicle	Corporate	Total
External sales	$1,335	$600		$1,935
Inter-segment sales	35	19		54
	1,370	619		1,989
Reconciliation of sales
Elimination of inter-segment sales				(54)
Total consolidated sales				$1,935
Less:
Cost of sales	1,218	536
Selling, general and administrative expenses	42	34
Other segment items (a)	2	(2)
Segment EBITDA	$112	$47		$159

Purchases of property, plant and equipment	$30	$4	$3	$37
Segment net assets (b) - December 31, 2025	$465	$471	$(88)	$848

	Light	Commercial
Six months ended June 30, 2026	Vehicle	Vehicle	Corporate	Total
External sales	$2,648	$1,230		$3,878
Inter-segment sales	52	32		84
	2,700	1,262		3,962
Reconciliation of sales
Elimination of inter-segment sales				(84)
Total consolidated sales				$3,878
Less:
Cost of sales	2,359	1,051
Selling, general and administrative expenses	79	74
Other segment items (a)	(7)	(6)
Segment EBITDA	$255	$131		$386

Purchases of property, plant and equipment	$89	$108	$7	$204

	Light	Commercial
Six months ended June 30, 2025	Vehicle	Vehicle	Corporate	Total
External sales	$2,548	$1,168		$3,716
Inter-segment sales	71	42		113
	2,619	1,210		3,829
Reconciliation of sales
Elimination of inter-segment sales				(113)
Total consolidated sales				$3,716
Less:
Cost of sales	2,356	1,052
Selling, general and administrative expenses	85	69
Other segment items (a)	2	(1)
Segment EBITDA	$180	$88		$268

Purchases of property, plant and equipment	$79	$16	$9	$104

(a) Other segment items primarily include foreign exchange gains and losses, government assistance and export incentives.

(b) Segment net assets include accounts receivable - trade, inventories and accounts payable.

Reconciliation of segment EBITDA to loss from continuing operations before income taxes —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Segment EBITDA	$211	$159	$386	$268
Corporate expense and other items, net	(4)	(12)	(8)	(28)
Depreciation	(82)	(89)	(166)	(171)
Amortization	(2)	(3)	(5)	(6)
Non-service cost components of pension and OPEB costs	(3)	(2)	(4)	(4)
Restructuring charges, net	(9)	(11)	(15)	(13)
Stock compensation expense	(8)	(10)	(19)	(23)
Strategic transaction expenses	(19)	(5)	(20)	(6)
Gain on sale of property, plant and equipment				1
Supplier capacity charge adjustment				19
Amounts attributable to previously closed/divested operations	(1)		(1)
Distressed supplier costs	(2)		(2)
Loss on divestiture of ownership interests		(7)	(8)	(7)
Electric vehicle program termination charges	(8)		(64)
Foreign exchange gain on unhedged intercompany loans	2		23
Other items	1	(4)	(2)	(6)
Earnings from continuing operations before interest and income taxes	76	16	95	24
Loss on extinguishment of debt			(7)
Interest income	4	3	10	5
Interest expense	21	44	43	83
Earnings (loss) from continuing operations before income taxes	$59	$(25)	$55	$(54)

Reconciliation of segment net assets to consolidated total assets —

	June 30,	December 31,
	2026	2025
Segment net assets	$966	$848
Accounts payable	1,301	1,154
Cash and cash equivalents	331	469
Accounts receivable - Other	286	254
Other current assets	285	114
Current assets of disposal group held for sale	36	1,029
Intangibles	58	71
Deferred tax assets	495	534
Other noncurrent assets	114	102
Investment in affiliates	112	102
Operating lease assets	166	305
Property, plant and equipment, net	1,942	1,872
Noncurrent assets of disposal group held for sale	21	954
Total assets	$6,113	$7,808

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles and driveshafts).

Equity method investments at June 30, 2026 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$71
ROC-Spicer, Ltd.	50%	23
Tai Ya Investment (HK) Co., Limited	50%	6
All others as a group		6
Investments in equity affiliates		106
Investments in affiliates carried at cost		6
Investments in affiliates		$112

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

Divestiture of Off-Highway Business — Dana has embarked on a strategic plan to focus on our core on-highway markets, creating a more focused and nimble Dana through the divestiture of our Off-Highway business. In June 2025, we entered into a definitive agreement to sell our Off-Highway business to Allison Transmission Holdings, Inc. We analyzed the quantitative and qualitative factors relevant to the divestiture of our Off-Highway business and determined that the conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been recast to reflect discontinued operations presentation. The transaction closed on January 1, 2026, with Dana receiving cash proceeds of $2,630. See Note 1 and Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Capital Structure Initiatives — Net cash proceeds from the Off-Highway business divestiture were used to pay down debt, strengthening Dana’s financial position, and provide capital returns to shareholders. On January 7, 2026, we purchased, via a net proceeds tender offer, $138 of our November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our July 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes at prices equal to 100.00% plus accrued and unpaid interest. On January 8, 2026, we redeemed the remaining $262 of our November 2027 Notes and the remaining $258 of our June 2028 Notes at prices equal to 100.00% plus accrued and unpaid interest. In addition, on January 2, 2026, we repaid the $225 outstanding balance on the Term A Facility and the $390 of outstanding borrowings on our Revolving Facility. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information. On June 8, 2025, Dana’s board of directors approved a program to provide up to a $1,000 return of capital to shareholders through common stock share repurchases and/or special dividends through the end of 2027. On February 11, 2026, Dana's board of directors increased and extended the share repurchase program to a total of $2,000 through the end of 2030. Through June 30, 2026, we have spent $819 to repurchase 39,943,730 shares under the approved stock repurchase program. See Note 6 of our consolidated financial statements in Item 1 of Part I for additional information.

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

Eaton Mobility Business — On June 10, 2026, Dana entered into definitive agreements with Eaton Corporation plc (Eaton) and certain wholly owned subsidiaries of Eaton, including Mobility (USA) Corporation (the SpinCo), to acquire Eaton’s Vehicle and eMobility business segments (Mobility business). The structure of the transaction is a Reverse Morris Trust. Following the separation of the Mobility business from Eaton, a subsidiary of SpinCo will merge with and into Dana, and Dana will survive the merger as a wholly owned subsidiary of SpinCo. Following the merger, each outstanding share of Dana will be converted into the right to receive one SpinCo share. Prior to or at the closing, a subsidiary of Eaton will sell to Dana 100% of the stock in Royal Precision Holdings Corp. in exchange for cash consideration (the Royal Precision Purchase Price). In the event of an election by Dana, certain specified assets (as defined in the separation agreement) will be purchased by Dana from Eaton and certain of its subsidiaries. When the transaction is completed, former Eaton shareholders will own at least 50.1% and former Dana shareholders will own no more than 49.9% of the outstanding shares of SpinCo common stock on a fully diluted basis. Under the terms of the agreement, Eaton will receive a cash distribution of approximately $1,100, subject to adjustment for cash and indebtedness and reduced by the Royal Precision and other specified assets Purchase Price. The transaction has been unanimously approved by the Boards of Directors of both Dana and Eaton. No vote by Eaton shareholders is required. The transaction is intended to be tax-free to Dana and Eaton shareholders for U.S. federal income tax purposes. The transaction is anticipated to close in the first quarter of 2027, subject to approval by Dana's shareholders and customary closing conditions, including receipt of regulatory approvals. The agreements contain certain customary termination rights for Dana and Eaton, including, without limitation, a right for either party to terminate if the transaction is not completed on or before June 10, 2027. Termination resulting from Dana shareholders voting against the transaction would result in Dana having to reimburse Eaton for certain expenses in an amount not to exceed $20. Termination under specified circumstances would require Dana to pay Eaton a termination fee of $159. In anticipation of the transaction, Mobility (USA) Corporation and Dana became parties to a $2,600 bridge facility, a $350 secured term loan A commitment and a $1,200 secured revolving credit facility commitment. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information.

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for on-highway vehicles. The company's portfolio improves the efficiency, performance, and sustainability of light and commercial vehicles. Our technologies include drive systems (axles, driveshafts and transmissions); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle and medium/heavy vehicle markets through two business units – Light Vehicle Systems (Light Vehicle) and Commercial Vehicle Systems (Commercial Vehicle). At June 30, 2026, we employed approximately 27,300 people and operated in 24 countries.

External sales by operating segment for the periods ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$1,379	68.6%	$1,335	69.0%	$2,648	68.3%	$2,548	68.6%
Commercial Vehicle	631	31.4%	600	31.0%	1,230	31.7%	1,168	31.4%
Total	$2,010		$1,935		$3,878		$3,716

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

Foreign currency — With 44% of our first six months 2026 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 33% of our year-to-date 2026 non-U.S. sales, while Brazil, India, Thailand, China, Argentina and South Africa accounted for 14%, 9%, 7%, 7%, 7% and 6%, respectively. International currencies strengthened against the U.S. dollar during the first six months of 2026, increasing sales by $88, with the effects of a stronger euro, Brazilian real, South African rand and Thai baht being partially offset by a weaker Indian rupee.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the six months of 2026 of approximately $111 are 3% of our consolidated sales and our net asset exposure related to Argentina was approximately $79, including $21 of net fixed assets, at June 30, 2026. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Higher year-over-year commodity prices decreased earnings during the second quarter and first half of 2026 by $15 and $23, respectively. Material cost recovery pricing actions increased earnings in the second quarter and first half of 2026 by $12 and $18, respectively.

Sales, Earnings and Cash Flow Outlook

2026 Outlook
Sales	$7,650 - $7,850
Adjusted EBITDA	$800 - $850
Adjusted Free Cash Flow	$275 - $375

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

Our 2026 sales outlook is $7,650 to $7,850, reflecting relatively stable global market demand, $200 of net new business backlog, dissipation of the tariff recovery lag experienced in 2025 and currency tailwinds. Based on our current sales and exchange rate outlook for 2026, we expect international currencies to be a modest tailwind to sales primarily due to a stronger euro. At sales levels in our current outlook for 2026, a 5% movement on the euro would impact our annual sales by approximately $65. A 5% change on the Indian rupee or Brazilian real rates would impact our annual sales in each of those countries by approximately $15. A 5% change on the Chinese renminbi rate would impact our annual sales by approximately $10. At our current sales outlook for 2026, we expect full year 2026 adjusted EBITDA to approximate $800 to $850. Adjusted EBITDA margin is expected to be 10.6% at the midpoint of our guidance range, a 250 basis-point improvement over 2025, reflecting the impact of significant cost savings actions, improved operational performance and favorable product mix, partially offset by the impact of net material cost recoveries and net inflationary cost recoveries. We expect to generate free cash flow of $325 at the midpoint of our guidance range reflecting the benefit of higher year-over-year adjusted EBITDA and lower income tax and interest payments, partially offset by higher capital spending.

Among our operational and strategic initiatives is continued focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business awarded that will be launching over the next three years, adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At June 30, 2026, our sales backlog of net new business for the 2026 through 2028 period was $950. We expect to realize $200 of our sales backlog in 2026, with incremental sales backlog of $300 and $450 being realized in 2027 and 2028, respectively.

Summary Consolidated Results of Operations (Second Quarter, 2026 versus 2025)

	Three Months Ended June 30,
	2026		2025
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,010		$1,935		$75
Cost of sales	1,800	89.6%	1,797	92.9%	3
Gross margin	210	10.4%	138	7.1%	72
Selling, general and administrative expenses	104	5.2%	99	5.1%	5
Amortization of intangibles	1		2		(1)
Restructuring charges, net	9		11		(2)
Other income (expense), net	(20)		(10)		(10)
Earnings from continuing operations before interest and income taxes	76		16		60
Interest income	4		3		1
Interest expense	21		44		(23)
Earnings (loss) from continuing operations before income taxes	59		(25)		84
Income tax expense	54		10		44
Equity in earnings of affiliates	6		23		(17)
Net income (loss) from continuing operations	11		(12)		23
Net income (loss) from discontinued operations	(11)		43		(54)
Net income	—		31		(31)
Less: Noncontrolling interests net income from continuing operations	5		4		1
Net income (loss) attributable to the parent company	$(5)		$27		$(32)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	June 30,			Amount of Change Due To
	2026	2025	Increase/ (Decrease)	Currency Effects	Divestiture	Organic Change
North America	$1,202	$1,157	$45	$2	$—	$43
Europe	411	386	25	13		12
South America	199	183	16	13		3
Asia Pacific	198	209	(11)	(4)		(7)
Total	$2,010	$1,935	$75	$24	$—	$51

Sales in the second quarter of 2026 were $75 higher than 2025. Stronger international currencies increased sales by $24, principally due to a stronger Brazilian real, euro and South African rand, partially offset by a weaker India rupee. The organic sales increase of $51 primarily resulted from pricing actions and recoveries, including material commodity, tariff and inflationary costs adjustments, higher full-frame light-truck production volumes in North America and the conversion of sales backlog, partially offset by lower medium/heavy-truck production volumes in North America and lower electric-vehicle product orders in Europe and Asia Pacific. Pricing actions and recoveries, including material commodity, tariff and inflationary costs adjustments, increased sales by $45.

The North America organic sales increase of 4% was driven principally by net customer pricing, tariff and cost recovery actions, higher full-frame light-truck production volumes and the conversion of sales backlog, partially offset by lower medium- and heavy-truck production volumes. Second quarter 2026 full-frame light-truck production was up 6%. Second quarter 2026 Class 8 and Classes 5-7 production were down 8% and 10%, respectively. Excluding currency effects, sales in Europe were up 3% compared to 2025, reflecting net customer pricing and cost recovery actions. Excluding currency effects, sales in South America were up 2% compared to 2025, reflecting higher year-over-year medium/heavy-truck production volumes. Excluding currency effects, sales in Asia Pacific decreased 3% reflecting lower electric vehicle-related product orders, partially offset by a modest improvement in year-over-year second quarter medium/heavy-truck production volumes.

Cost of sales and gross margin — Cost of sales for the second quarter of 2026 increased $3 when compared to 2025. Cost of sales as a percent of sales was 330 basis points lower than in the previous year. Incremental margins from cost reduction initiatives of $18, higher material cost savings of $24, operational efficiencies of $6, lower incentive compensation expense of $3, lower premium freight costs of $2 and favorable product mix were partially offset by non-material inflation of $26, commodity cost increases of $15, higher spending on electrification initiatives of $7, higher warranty expense of $1 and higher program launch costs of $1. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $210 for the second quarter of 2026 increased $72 from 2025. Gross margin as a percent of sales was 10.4% in the second quarter of 2026, 330 basis points higher than in 2025. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the second quarter of 2026 were $104 (5.2% of sales) as compared to $99 (5.1% of sales) in the second quarter of 2025. SG&A expenses were $5 higher in the second quarter of 2026 primarily due to higher legal and professional services costs.

Amortization of intangibles — Amortization expense was $1 in the second quarter of 2026 and $2 in the second quarter of 2025. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $9 in the second quarter of 2026 and $11 in the second quarter of 2025. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	June 30,
	2026	2025
Non-service cost components of pension and OPEB costs	$(3)	$(2)
Government assistance	1	2
Foreign exchange loss	(6)	(1)
Strategic transaction expenses	(19)	(5)
Electric vehicle program termination charges	(3)
Loss on divestiture of ownership interests		(7)
Transition services income	8
Other, net	2	3
Other income (expense), net	$(20)	$(10)

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in 2026 were primarily attributable to the potential acquisition of Eaton's Mobility business. See Note 1 of our consolidated financial statements in Item 1 of Part I for additional information. During the second quarter of 2026, we recorded $3 of charges, including impairment and loss on disposition of property, plant and equipment, associated with certain electric vehicle programs that were either cancelled by the customer or that have experienced a precipitous decline in program volumes. On January 1, 2026, we sold our Off-Highway business to Allison Transmission Holdings, Inc. (Allison). At closing, Dana entered into a transition services agreement and an engineering services agreement with Allison. Services to be provided by Dana under the transition services agreement include finance, information technology, human resources and certain other administrative services for periods up to 24 months. See Note 2 to our consolidated financial statements in Item 1 of Part I for additional information. On June 6, 2025, we sold our ownership interest in Switch Mobility Limited, recognizing an $8 pre-tax loss on the transaction. See Note 18 to our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $4 in the second quarter of 2026 and $3 in the second quarter of 2025. Interest expense decreased from $44 in the second quarter of 2025 to $21 in the second quarter of 2026, reflecting lower average outstanding borrowings. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.2% in the second quarter of 2026 and 5.8% in the second quarter of 2025.

Income tax expense — We reported income tax expense of $54 and $10 for the second quarters of 2026 and 2025, respectively. Our effective tax rates were 92% and (40)% for the second quarters of 2026 and 2025, respectively. During the second quarter of 2025, we recorded tax expense of $6 resulting from the sale of Dana's ownership interest in an equity method investment. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $6 in the second quarter of 2026 and $23 in the second quarter of 2025. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $5 in the second quarter of 2026 and $4 in the second quarter of 2025. On April 25, 2025, we sold our ownership interest in Axles India Limited, recognizing a $19 pre-tax gain on the transaction. See Note 18 of our consolidated financial statements in Item 1 of Part I for additional information.

Net income from discontinued operations — Net income (loss) from discontinued operations was a loss of $11 in the second quarter of 2026 and income of $43 in the second quarter of 2025. The Off-Highway business sale transaction closed on January 1, 2026. The Off-Highway business's Mexican operations continue to be presented as discontinued operations, as those operations have not yet legally transferred to the buyer. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Summary Consolidated Results of Operations (Year-to-Date Quarter, 2026 versus 2025)

	Six Months Ended June 30,
	2026		2025
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$3,878		$3,716		$162
Cost of sales	3,499	90.2%	3,460	93.1%	39
Gross margin	379	9.8%	256	6.9%	123
Selling, general and administrative expenses	206	5.3%	204	5.5%	2
Amortization of intangibles	3		4		(1)
Restructuring charges, net	15		13		2
Other income (expense), net	(60)		(11)		(49)
Earnings from continuing operations before interest and income taxes	95		24		71
Loss on extinguishment of debt	(7)				(7)
Interest income	10		5		5
Interest expense	43		83		(40)
Earnings (loss) from continuing operations before income taxes	55		(54)		109
Income tax expense	68				68
Equity in earnings of affiliates	9		25		(16)
Net loss from continuing operations	(4)		(29)		25
Net income from discontinued operations	1,095		90		1,005
Net income	1,091		61		1,030
Less: Noncontrolling interests net income from continuing operations	9		9		—
Net income attributable to the parent company	$1,082		$52		$1,030

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended
	June 30,			Amount of Change Due To
	2026	2025	Increase/ (Decrease)	Currency Effects	(Divestitures)	Organic Change
North America	$2,286	$2,205	$81	$6	$—	$75
Europe	819	747	72	57		15
South America	360	338	22	25		(3)
Asia Pacific	413	426	(13)			(13)
Total	$3,878	$3,716	$162	$88	$—	$74

Sales in the first six months of 2026 were $162 higher than 2025. Stronger international currencies increased sales by $88, principally due to a stronger euro, Brazilian real, South African rand and Thai baht, partially offset by a weaker India rupee. The organic sales increase of $74 primarily resulted from pricing actions and recoveries, including material commodity, tariff and inflationary costs adjustments, and the conversion of sales backlog, partially offset by lower medium/heavy-truck production volumes in North America and lower electric-vehicle product orders in Europe and Asia Pacific. Pricing actions and recoveries, including material commodity, tariff and inflationary costs adjustments, increased sales by $101.

The North America organic sales increase of 3% was driven principally by net customer pricing, tariff and cost recovery actions and the conversion of sales backlog, partially offset by lower medium- and heavy-truck production volumes. First six months 2026 Class 8 and Classes 5-7 production were down 17% and 16%, respectively. Excluding currency effects, sales in Europe were up 2% compared to 2025, reflecting net customer pricing and cost recovery actions and a modest improvement in year-over-year first six months medium/heavy-truck production volumes. Excluding currency effects, sales in South America were down 1% compared to 2025, reflecting lower year-over-year medium/heavy-truck product sales. Excluding currency effects, sales in Asia Pacific decreased 3% reflecting lower electric vehicle-related product orders, partially offset by a modest improvement in year-over-year first-half medium/heavy-truck production volumes.

Cost of sales and gross margin — Cost of sales for the first six months of 2026 increased $39 when compared to 2025. Cost of sales as a percent of sales was 290 basis points lower than in the previous year. Incremental margins from cost reduction initiatives of $51, higher material cost savings of $47, operational efficiencies of $20, lower premium freight costs of $12, lower incentive compensation expense of $2 and favorable product mix were partially offset by tariff-related impacts of $50, non-material inflation of $49, commodity cost increases of $23, higher spending on electrification initiatives of $13 and higher warranty expense of $3. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $379 for the first six months of 2026 increased $123 from 2025. Gross margin as a percent of sales was 9.8% in the first six months of 2026, 290 basis points higher than in 2025. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first six months of 2026 were $206 (5.3% of sales) as compared to $204 (5.5% of sales) in the first six months of 2025. SG&A expenses were $2 higher in the first six months of 2026 primarily due to higher legal and professional services costs.

Amortization of intangibles — Amortization expense was $3 in the first six months of 2026 and $4 in the first six months of 2025. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $15 in the first six months of 2026 and $13 in the first six months of 2025. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Six Months Ended
	June 30,
	2026	2025
Non-service cost components of pension and OPEB costs	$(4)	$(4)
Government assistance	1	4
Foreign exchange gain (loss)	11	(6)
Strategic transaction expenses	(20)	(6)
Gain on sale of property, plant and equipment		1
Electric vehicle program termination charges	(59)
Loss on divestiture of ownership interests	(8)	(7)
Transition services income	18
Other, net	1	7
Other income (expense), net	$(60)	$(11)

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in 2026 were primarily attributable to the potential acquisition of Eaton's Mobility business. See Note 1 of our consolidated financial statements in Item 1 of Part I for additional information. During the first six months of 2026, we recorded $59 of charges, including impairment and loss on disposition of property, plant and equipment, associated with certain electric vehicle programs that were either cancelled by the customer or that have experienced a precipitous decline in program volumes. On January 1, 2026, we sold our Off-Highway business to Allison Transmission Holdings, Inc. (Allison). At closing, Dana entered into a transition services agreement and an engineering services agreement with Allison. Services to be provided by Dana under the transition services agreement include finance, information technology, human resources and certain other administrative services for periods up to 24 months. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information. On January 30, 2026, we sold our wholly-owned subsidiary Pi Innovo LLC, recognizing a $8 pre-tax loss on the transaction. On June 6, 2025, we sold our ownership interest in Switch Mobility Limited, recognizing an $8 pre-tax loss on the transaction. See Note 18 to our consolidated financial statements in Item 1 of Part I for additional information.

Loss on extinguishment of debt — The $7 loss on extinguishment of debt is comprised of the write-off of deferred financing costs associated with purchases and redemptions of certain of our senior notes and the repayment of our Term A Facility during the first quarter of 2026. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $10 in the first six months of 2026 and $5 in the first six months of 2025. Interest expense decreased from $83 in the first six months of 2025 to $43 in the first six months of 2026, reflecting lower average outstanding borrowings. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.4% in the first six months of 2026 and 5.6% in the first six months of 2025.

Income tax expense — We reported income tax expense of $68 and $0 for the first six months of 2026 and 2025, respectively. Our effective tax rates were 124% and 0% for the first six months of 2026 and 2025, respectively. During the first six months of 2026, we recorded $12 of tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the first six months of 2025, we recorded a tax benefit of $19 due to a basis difference in a foreign subsidiary as a result of a change in tax status, $9 of tax expense for income tax reserves associated with prior tax years in foreign jurisdictions and tax expense of $6 resulting from the sale of Dana's ownership interest in an equity method investment. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $9 in the first six months of 2026 and $25 in the first six months of 2025. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $7 in the first six months of 2026 and $4 in the first six months of 2025. On April 25, 2025, we sold our ownership interest in Axle India Limited, recognizing a $19 pre-tax gain on the transaction. See Note 18 of our consolidated financial statements in Item 1 of Part I for additional information.

Net income from discontinued operations — Net income from discontinued operations was $1,095 in the first six months of 2026 and $90 in the first six months of 2025. The Off-Highway business sale transaction closed on January 1, 2026, with a $1,186 pre-tax gain being recognized in net income from discontinued operations during the first six months of 2026. The Off-Highway business's Mexican operations continue to be presented as discontinued operations, as those operations have not yet legally transferred to the buyer. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Segment Results of Operations (2026 versus 2025)

Light Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2025	$1,335	$112	8.4%	$2,548	$180	7.1%
Volume and mix	2	14		(7)	45
Performance	35	17		71	29
Currency effects	7			36	1
2026	$1,379	$143	10.4%	$2,648	$255	9.6%

Light Vehicle sales in the second quarter of 2026, exclusive of currency effects, were 3% higher than 2025 reflecting the benefit of net customer pricing and cost and tariff recovery actions and the conversion of sales backlog partially offset by lower global electric-vehicle product orders. Year-over-year North America full-frame light-truck production increased 6% and light-truck production in South America and Asia Pacific increased 11% and 6%, respectively. Year-over-year light-truck production in Europe decreased 1%. Year-over-year light-vehicle engine production was flat in North America and Asia Pacific. Year-over-year light-vehicle engine production increased 2% in South America and decreased 7% in Europe. Net customer pricing and cost and tariff recovery actions increased year-over-year second quarter sales by $35. Light Vehicle sales in the first half of 2026, exclusive of currency effects, were 3% higher than 2025 reflecting the benefit of net customer pricing and cost and tariff recovery actions and the conversion of sales backlog partially offset by lower global electric-vehicle product orders. Year-over-year North America full-frame light-truck production increased 6% and light-truck production in Europe, South America and Asia Pacific increased 3%, 10% and 5%, respectively. Year-over-year light-vehicle engine production was flat in North America and Asia Pacific. Year-over-year light-vehicle engine production increased 5% in South America and decreased 5% in Europe. Net customer pricing and cost and tariff recovery actions increased year-over-year first-half sales by $71.

Light Vehicle second-quarter and first-half EBITDA increased $31 and $75, respectively, from the comparable periods of 2025. Higher sales volumes, favorable product mix and improved pricing on electric vehicle programs increased second-quarter EBITDA by $14. Favorable product mix and improved pricing on electric vehicle programs was partially offset by lower sales volumes, increasing first-half EBITDA by $45. The year-over-year performance-related earnings increase in the second quarter of 2026 was driven by net customer pricing and cost and tariff recovery actions of $35, higher material cost savings of $16, lower premium freight costs of $5, cost reduction initiatives of $3, lower incentive compensation expense of $3 and operational efficiencies, including lower corporate allocations resulting from cost reduction initiatives of $4. Partially offsetting these performance-related earnings increases were inflationary cost increases of $20, commodity cost increases of $11, higher tariff-related costs of $10, net foreign currency transaction losses of $7 and higher program launch costs of $1. The year-over-year performance-related earnings increase in the first half of 2026 was driven by net customer pricing and cost and tariff recovery actions of $71, higher material cost savings of $30, lower premium freight costs of $13, cost reduction initiatives of $8, lower incentive compensation expense of $3 and operational efficiencies, including lower corporate allocations resulting from cost reduction initiatives of $17. Partially offsetting these performance-related earnings increases were higher tariff-related costs of $46, inflationary cost increases of $39, commodity cost increases of $17, net foreign currency transaction losses of $7, higher warranty expense of $3 and higher program launch costs of $1.

Commercial Vehicle

	Three Months			Six Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2025	$600	$47	7.8%	$1,168	$88	7.5%
Volume and mix	4	(4)		(20)	(8)
Performance	10	23		30	45
Currency effects	17	2		52	6
2026	$631	$68	10.8%	$1,230	$131	10.7%

Commercial Vehicle sales in the second quarter of 2026, exclusive of currency effects, were 2% higher than 2025 reflecting a stronger Asia Pacific market, the conversion of sales backlog and net customer pricing and cost and tariff recovery actions, partially offset by a weakening North America market. Year-over-year Class 8 production in North America was down 8% while Classes 5-7 was down 10% in this year’s second quarter. Year-over-year medium/heavy-truck production in South America and Asia Pacific were up 6% and 12%, respectively, while Europe was down 3% in this year’s second quarter. Net customer pricing and cost and tariff recovery actions increased year-over-year sales by $10 in this year’s second quarter. Commercial Vehicle sales in the first half of 2026, exclusive of currency effects, were 1% higher than 2025 reflecting a stronger Asia Pacific market, the conversion of sales backlog and net customer pricing and cost and tariff recovery actions, partially offset by a weakening North America market. Year-over-year Class 8 production in North America was down 17% while Classes 5-7 was down 16% in this year's first half. Year-over-year medium/heavy-truck production in Europe, South America and Asia Pacific were up 3%, 1% and 11%, respectively. Net customer pricing and cost and tariff recovery actions increased year-over-year sales by $30 in this year's first half.

Commercial Vehicle second-quarter and first-half 2026 segment EBITDA increased $21 and $43, respectively, from the comparable periods of 2025. The EBITDA benefit of higher sales volumes was offset by unfavorable product mix in the second quarter of 2026. Lower sales volumes decreased year-over-year earnings by $8 (40% decremental margin) in the first half of 2026. Unfavorable product mix in the first half of 2026 contributed to the decremental margin. The year-over-year performance-related earnings increase in the second quarter of 2026 was driven by net customer pricing and cost and tariff recovery actions of $10, net tariff refunds of $10, higher material cost savings of $8, cost reduction initiatives of $3, net foreign currency transaction gains of $3, lower incentive compensation expense of $2 and operational efficiencies, including lower corporate allocations resulting from cost reduction initiatives of $7. Partially offsetting these performance-related earnings increases were higher spending on electrification initiatives of $7, inflationary cost increases of $5, commodity cost increases of $4, higher premium freight costs of $3 and higher warranty expense of $1. The year-over-year performance-related earnings increase in the first half of 2026 was driven by net customer pricing and cost and tariff recovery actions of $30, higher material cost savings of $17, cost reduction initiatives of $6, net foreign currency transaction gains of $3, lower incentive compensation expense of $1, lower program launch costs of $1 and operational efficiencies, including lower corporate allocations resulting from cost reduction initiatives of $20. Partially offsetting these performance-related earnings increases were higher spending on electrification initiatives of $13, inflationary cost increases of $9, commodity cost increases of $6, higher tariff-related costs of $4 and higher premium freight costs of $1.

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

The following table provides a reconciliation of net income (loss) from continuing operations to adjusted EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$11	$(12)	$(4)	$(29)
Equity in earnings of affiliates	6	23	9	25
Income tax expense	54	10	68
Earnings (loss) from continuing operations before income taxes	59	(25)	55	(54)
Depreciation and amortization	84	92	171	177
Restructuring charges, net	9	11	15	13
Interest expense, net	17	41	33	78
Loss on extinguishment of debt			7
Loss on divestiture of ownership interests		7	8	7
Electric vehicle program termination charges	8		64
Foreign currency gain on unhedged intercompany loans	(2)		(23)
Supplier capacity charge adjustment				(19)
Other*	32	21	48	38
Adjusted EBITDA	$207	$147	$378	$240
*

Other includes stock compensation expense, non-service cost components of pension and OPEB costs, strategic transaction expenses and other items. See Note 17 to our consolidated financial statements in Item 1 of Part I for additional details.

Adjusted Free Cash Flow

We have defined adjusted free cash flow as cash provided by (used in) operating activities less purchases of property, plant and equipment plus proceeds from sale of property, plant and equipment plus cash paid for purchases of leased facilities plus cash paid for Off-Highway business divestiture and Eaton Mobility business acquisition related activities. We believe adjusted free cash flow is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Adjusted free cash flow is not intended to represent nor be an alternative to the measure of net cash provided by operating activities reported in accordance with GAAP. Adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net cash provided by (used in) operating activities	$109	$32	$(86)	$(5)
Purchases of property, plant and equipment - Continuing operations	(142)	(37)	(204)	(104)
Purchases of property, plant and equipment - Discontinued operations	(1)	(14)	(1)	(22)
Proceeds from sale of property, plant and equipment - Continuing operations	1		2	11
Cash paid for purchase of leased facilities	88		88
Cash paid for Off-Highway business divestiture related activities	13	12	74	12
Adjusted free cash flow	$68	$(7)	$(127)	$(108)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at June 30, 2026:

Cash and cash equivalents	$331
Additional cash availability from Revolving Facility	1,140
Total liquidity	$1,471

We had availability of $1,140 at June 30, 2026 under our Revolving Facility after deducting $10 of outstanding letters of credit.

The components of our June 30, 2026 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$248	$248
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	82	83
Consolidated cash balance	$1	$330	$331

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

At June 30, 2026, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

On June 10, 2026, we became a party to a $2,600 bridge facility (the Bridge Facility). The Bridge Facility serves as a backstop to certain contemplated financing transactions associated with Dana's intended acquisition of Eaton's Mobility business. See Note 1 of our consolidated financial statements in Item 1 of Part I for additional information. The Bridge Facility may be drawn upon only if the acquisition transaction closes. Availability under the Bridge Facility is subject to reduction to the extent contemplated financing transactions are completed prior to the acquisition transaction closing. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information.

On July 1, 2026, we issued notices of conditional full redemption with a redemption date of July 31, 2026, for all of our outstanding July 2031 Notes at a redemption price equal to 104.25% plus accrued and unpaid interest. On July 10, 2026, we amended our credit and guaranty agreement to include a $500 Term A Facility. Borrowings under the Term A Facility bear interest at a floating rate based on Term Secured Overnight Financing Rate (SOFR) (as described in the credit agreement) plus a margin. The Term A Facility matures 364 days from the date of the first draw on the Term A Facility. We are required to make quarterly installments on the Term A Facility on the last day of each quarter commencing on December 31, 2026 in an amount equal to 10% of the original amount borrowed adjusted for any prepayments. On July 28, 2026, we fully drew the Term A Facility. On July 31, 2026, we redeemed all of our outstanding July 2031 Notes.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(86)	$(5)
Net cash provided by (used in) investing activities	2,321	(60)
Net cash provided by (used in) financing activities	(2,368)	1
Net decrease in cash, cash equivalents and restricted cash	$(133)	$(64)

Operating activities — Exclusive of working capital, other cash provided by continuing operations was $211 in 2026 and $171 in 2025. The year-over-year improvement is primarily attributable to the impact of higher year-over-year operating earnings from continuing operations. Continuing operations working capital used cash of $221 and $202 in 2026 and 2025, respectively. Cash of $321 and $134 was used to finance receivables in 2026 and 2025, respectively. Cash of $32 and $48 was provided by lower inventory levels in 2026 and 2025, respectively. Increases in accounts payable and other net liabilities provided cash of $68 in 2026, while decreases in accounts payable and other net liabilities used cash of $116 in 2025. The Off-Highway business sale transaction closed on January 1, 2026. The Off-Highway business's Mexican operations continue to be presented as discontinued operations, as those operations have not yet legally transferred to the buyer. Operating activities of discontinued operations used cash of $76 in 2026 and generated cash of $26 in 2025. The use of cash in 2026 is primarily due cash paid for Off-Highway related divestiture activities.

Investing activities — Expenditures for property, plant and equipment by continuing operations were $204 and $104 in 2026 and 2025, respectively. The elevated level of capital spending in 2026 is primarily due to the purchase of three U.S. manufacturing facilities that were previously leased. Investing activities of discontinued operations provided cash of $2,528 in 2026 and used cash of $22 in 2025. The Off-Highway business sale transaction closed on January 1, 2026, with only the Off-Highway business's Mexican operations continuing to be presented as discontinued operations, as those operations have not yet legally transferred to the buyer. We received net cash proceeds of $2,529 during 2026 on the sale of the Off-Highway business to Allison.

Financing activities — During 2026, we had net payments on our Revolving Facility of $390 and we repaid the $225 outstanding balance on the Term A Facility. During 2025, we had net borrowings on our Revolving Facility of $525. During 2026, we purchased $138 of our November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our July 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes. Also during 2026, we redeemed $262 of our November 2027 Notes and $258 of our June 2028 Notes. During 2025, we redeemed the remaining $200 of our April 2025 Notes. We used cash of $26 and $29 for dividend payments to common stockholders during 2026 and 2025, respectively. We used cash of $169 and $257 to repurchase 5,664,914 common shares and 14,607,283 common shares under our share repurchase during 2026 and 2025, respectively. Distributions to noncontrolling interests totaled $2 and $3 in 2026 and 2025, respectively. During 2026, we paid Hydro-Québec $190 to acquire their 45% mandatorily redeemable noncontrolling interests in Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC.

Off-Balance Sheet Arrangements

There have been no material changes at June 30, 2026 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2025 Form 10-K.

Contractual Obligations

During the second quarter of 2026, the Company modified an operating lease, resulting in a reassessment and reclassification of the lease as a finance lease. At the modification date, the carrying amounts of the operating lease right-of-use asset and lease liability were $62 million and $57 million, respectively. Following remeasurement, the Company recognized a finance lease right-of-use asset of $103 million and a finance lease liability of $98 million.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2025 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2025 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the six months ended June 30, 2026. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first six months of 2026.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On June 8, 2025 our Board of Directors approved a stock repurchase program of up to an aggregate of $1,000 less any amount of special dividends distributed in connection with the sale of the Off-Highway business. The program expires on December 31, 2027. On February 11, 2026, our Board of Directors increased and extended the share repurchase program to a total of $2,000 through December 31, 2030. The following table summarizes our purchases of common stock during the second quarter of 2026.

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2026	579,860	$36.23	579,860	$1,204
May 1 - May 31, 2026	577,285	$34.54	577,285	$1,184
June 1 - June 30, 2026	83,713	$35.86	83,713	$1,181

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 6. Exhibits

Exhibit No.	Description

2.1	Separation and Distribution Agreement, dated as of June 10, 2026, by and among Eaton Corporation plc, Eaton Corporation, Eaton Capital Unlimited Company, Mobility (USA) Corporation and Dana Incorporated, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of June 10, 2026, by and among Eaton Corporation plc, Eaton Corporation, Mobility (USA) Corporation, Atlas Mobility Sub, Inc. and Dana Incorporated, and incorporated herein by reference.

10.1	Letter Agreement between Dana Incorporated and Byron S. Foster, dated June 11, 2026, and incorporated herein by reference.

10.2	Letter Agreement between Dana Incorporated and R. Bruce McDonald, dated June 11, 2026, and incorporated herein by reference.

10.3	Amendment No. 8 to Credit and Guaranty Agreement, dated as of July 10, 2026, among Dana Incorporated, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, and the lenders party thereto, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Furnished with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	August 6, 2026	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Executive Vice President and
Chief Financial Officer