Form 10-Q
period 2026-09-30
DANA Inc
filed 2026-11-05
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2026

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

There were 97,527,017 shares of the registrant’s common stock outstanding at October 30, 2026.

DANA INCORPORATED – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Incorporated

Consolidated Statement of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$2,038	$1,917	$5,916	$5,633
Costs and expenses
Cost of sales	1,837	1,751	5,336	5,211
Selling, general and administrative expenses	97	87	303	291
Amortization of intangibles	1	2	4	6
Restructuring charges, net	5	4	20	17
Other income (expense), net	(6)	(20)	(66)	(31)
Earnings from continuing operations before interest and income taxes	92	53	187	77
Loss on extinguishment of debt	(24)		(31)
Interest income	4	3	14	8
Interest expense	20	47	63	130
Earnings (loss) from continuing operations before income taxes	52	9	107	(45)
Income tax expense (benefit)	64	(2)	132	(2)
Equity in earnings of affiliates	2	2	11	27
Net income (loss) from continuing operations	(10)	13	(14)	(16)
Net income from discontinued operations	29	74	1,124	164
Net income	19	87	1,110	148
Less: Noncontrolling interests net income from continuing operations	4	4	13	13
Net income attributable to the parent company	$15	$83	$1,097	$135

Net income (loss) per share available to common stockholders
Basic earnings (loss) per share from continuing operations	$(0.13)	$0.07	$(0.25)	$(0.21)
Basic earnings per share from discontinued operations	0.27	0.58	10.43	1.18
Basic earnings per share	$0.14	$0.65	$10.18	$0.97

Diluted earnings (loss) per share from continuing operations	$(0.13)	$0.07	$(0.25)	$(0.21)
Diluted earnings per share from discontinued operations	0.27	0.57	10.43	1.18
Diluted earnings per share	$0.14	$0.64	$10.18	$0.97

Weighted-average common shares outstanding
Basic	105.5	128.4	107.8	139.2
Diluted	105.5	130.8	107.8	139.2

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$(10)	$13	$(14)	$(16)
Other comprehensive income (loss) from continuing operations, net of tax:
Currency translation adjustments		2	23	49
Hedging gains and losses	(10)	6	(16)	47
Defined benefit plans		1	(1)	1
Other comprehensive income (loss) from continuing operations	(10)	9	6	97
Total comprehensive income (loss) from continuing operations	(20)	22	(8)	81
Net income from discontinued operations	29	74	1,124	164
Other comprehensive income (loss) from discontinued operations, net of tax:
Currency translation adjustments		(10)	179	(2)
Hedging gains and losses				1
Other comprehensive income (loss) from discontinued operations	—	(10)	179	(1)
Total comprehensive income from discontinued operations	29	64	1,303	163
Total comprehensive income	9	86	1,295	244
Less: Comprehensive income from continuing operations attributable to noncontrolling interests	(4)	(3)	(13)	(14)
Comprehensive income attributable to the parent company	$5	$83	$1,282	$230

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Balance Sheet (Unaudited)

(In millions, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$321	$469
Accounts receivable
Trade, less allowance for doubtful accounts of $11 in 2026 and $15 in 2025	1,298	987
Other	314	254
Inventories	987	1,015
Other current assets	228	114
Current assets of disposal group held for sale	37	1,029
Total current assets	3,185	3,868
Intangibles	56	71
Deferred tax assets	500	534
Other noncurrent assets	133	102
Investments in affiliates	114	102
Operating lease assets	166	305
Property, plant and equipment, net	1,916	1,872
Noncurrent assets of disposal group held for sale	8	954
Total assets	$6,078	$7,808

Liabilities and equity
Current liabilities
Short-term debt	$710	$615
Current portion of long-term debt	26	30
Accounts payable	1,317	1,154
Accrued payroll and employee benefits	196	210
Taxes on income	119	75
Current portion of operating lease liabilities	33	41
Other accrued liabilities	403	495
Current liabilities of disposal group held for sale	14	688
Total current liabilities	2,818	3,308
Long-term debt, less debt issuance costs of $5 in 2026 and $16 in 2025	839	2,566
Noncurrent operating lease liabilities	128	266
Pension and postretirement obligations	239	249
Other noncurrent liabilities	278	337
Noncurrent liabilities of disposal group held for sale		183
Total liabilities	4,302	6,909
Commitments and contingencies (Note 12)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized, $0.01 par value, no shares outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.01 par value, 101,060,529 and 112,284,138 shares outstanding	1	1
Additional paid-in capital	1,324	1,671
Retained earnings	1,291	235
Treasury stock, at cost (2,533,552 and 1,944,700 shares)	(53)	(35)
Accumulated other comprehensive loss	(847)	(1,032)
Total parent company stockholders' equity	1,716	840
Noncontrolling interests	60	59
Total equity	1,776	899
Total liabilities and equity	$6,078	$7,808

The accompanying notes are an integral part of the consolidated financial statements.

Dana Incorporated

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net income	$1,110	$148
Less: Net income from discontinued operations	1,124	164
Net loss from continuing operations	(14)	(16)
Depreciation	250	257
Amortization	7	9
Amortization of deferred financing charges	5	4
Redemption premium on debt	20
Earnings of affiliates, net of dividends received	(10)	(4)
Stock compensation expense	28	31
Deferred income taxes	20	(67)
Pension expense, net	(4)	(1)
(Gain) loss on divestiture of ownership interests	8	(12)
Noncash electric vehicle program termination charges	59
Change in working capital	(188)	(212)
Change in other noncurrent assets and liabilities	(50)	(56)
Other, net	(29)	8
Net cash provided by (used in) operating activities from continuing operations	102	(59)
Net cash provided by (used in) operating activities from discontinued operations	(86)	165
Net cash provided by operating activities	16	106
Investing activities
Purchases of property, plant and equipment	(274)	(153)
Proceeds from sale of property, plant and equipment	2	12
Proceeds from sales of investments	1	57
Settlements of undesignated derivatives	(14)	(15)
Net cash used in investing activities from continuing operations	(285)	(99)
Net cash provided by (used in) investing activities from discontinued operations	2,526	(31)
Net cash provided by (used in) investing activities	2,241	(130)
Financing activities
Proceeds from short-term debt	1,500	4,920
Repayment of short-term debt	(1,405)	(4,298)
Repayment of long-term debt	(1,821)	(216)
Redemption premium on debt	(20)
Deferred financing payments	(17)
Dividends paid to common stockholders	(39)	(42)
Repurchases of common stock	(369)	(439)
Distributions to noncontrolling interests	(10)	(14)
Payment for mandatorily redeemable noncontrolling interest	(190)
Swap settlements		(14)
Other, net	(25)	(8)
Net cash used in financing activities	(2,396)	(111)
Net decrease in cash, cash equivalents and restricted cash	(139)	(135)
Cash, cash equivalents and restricted cash – beginning of period	486	512
Effect of exchange rate changes on cash balances	(7)	52
Cash, cash equivalents and restricted cash – end of period (Note 5)	$340	$429

Non-cash investing activity
Purchases of property, plant and equipment held in accounts payable	$41	$29

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

Revision of previously issued financial statements — In the third quarter of 2026, we identified an error in the historical presentation of certain borrowings and repayments of short-term debt that did not qualify for net presentation in our previously issued Consolidated Statement of Cash Flows. We now present these borrowings and repayments of short-term debt, including our Revolving Facility and short duration term loans, on a gross basis within cash flows from financing activities. See Note 10 for additional information. We determined that the correction of these errors, which had no impact on cash flows provided by (used in) financing activities, were not material to any prior annual or interim periods and therefore, the amendment of any previously issued financial statements impacted by the errors is not required. The Company will revise its Consolidated Statement of Cash Flows for the years ended December 31, 2025 and 2024, and for the impacted quarterly periods, when the impacted periods are presented as comparative periods in future filings.

	Six Months Ended June 30, 2026
	As Previously Reported	Adjustments	As Revised
Net change in short-term debt	$(618)	$618	$—
Proceeds from short-term debt		195	195
Repayment of short-term debt		(813)	(813)
Net cash provided by (used in) financing activities	(2,368)		(2,368)

	Three Months Ended March 31, 2026
	As Previously Reported	Adjustments	As Revised
Net change in short-term debt	$(615)	$615	$—
Repayment of short-term debt		(615)	(615)
Net cash provided by (used in) financing activities	(2,292)		(2,292)

	Year Ended December 31, 2025
	As Previously Reported	Adjustments	As Revised
Net change in short-term debt	$607	$(607)	$—
Proceeds from short-term debt		6,400	6,400
Repayment of short-term debt		(5,793)	(5,793)
Net cash provided by (used in) financing activities	(371)		(371)

	Nine Months Ended September 30, 2025
	As Previously Reported	Adjustments	As Revised
Net change in short-term debt	$622	$(622)	$—
Proceeds from short-term debt		4,920	4,920
Repayment of short-term debt		(4,298)	(4,298)
Net cash provided by (used in) financing activities	(111)		(111)

	Six Months Ended June 30, 2025
	As Previously Reported	Adjustments	As Revised
Net change in short-term debt	$522	$(522)	$—
Proceeds from short-term debt		2,900	2,900
Repayment of short-term debt		(2,378)	(2,378)
Net cash provided by (used in) financing activities	1		1

	Three Months Ended March 31, 2025
	As Previously Reported	Adjustments	As Revised
Net change in short-term debt	$121	$(121)	$—
Proceeds from short-term debt		776	776
Repayment of short-term debt		(655)	(655)
Net cash provided by (used in) financing activities	95		95

	Year Ended December 31, 2024
	As Previously Reported	Adjustments	As Revised
Net change in short-term debt	$(14)	$14	$—
Proceeds from short-term debt		2,200	2,200
Repayment of short-term debt		(2,214)	(2,214)
Net cash provided by (used in) financing activities	(90)		(90)

Eaton Mobility Business

On June 10, 2026, Dana entered into definitive agreements with Eaton Corporation plc (Eaton) and certain wholly owned subsidiaries of Eaton, including Mobility (USA) Corporation (the SpinCo), to acquire Eaton’s Vehicle and eMobility business segments (Mobility business). The structure of the transaction is a Reverse Morris Trust. Following the separation of the Mobility business from Eaton, a subsidiary of SpinCo will merge with and into Dana, and Dana will survive this merger as a direct wholly owned subsidiary of SpinCo. Immediately following this merger, and as part of the same overall transaction, Dana, as the surviving corporation, will merge with and into another direct wholly owned subsidiary of SpinCo, with that subsidiary surviving as a directly wholly owned subsidiary of SpinCo. In the merger, each outstanding share of Dana will be converted into the right to receive one SpinCo share. Prior to or at the closing, a subsidiary of Eaton will sell to Dana 100% of the stock in Royal Precision Holdings Corp. in exchange for cash consideration (the Royal Precision Purchase Price). In addition, certain subsidiaries of Eaton will sell certain specified assets (as defined in the Separation Agreement) to Dana in exchange for cash consideration (the Specified Assets Purchase Price). When the transaction is completed, former Eaton shareholders will own, in the aggregate, 50.1% and former Dana shareholders will own, in the aggregate, 49.9% of the outstanding shares of SpinCo common stock on a fully diluted basis. Under the terms of the agreement, Eaton will receive a cash distribution of approximately $1,100, subject to adjustment for cash and indebtedness, reduced by the Royal Precision Purchase Price and the Specified Assets Purchase Price, and increased as a result of any pre-closing share repurchases by Dana pursuant to the Share Buyback Side Letter. The transaction has been unanimously approved by the Boards of Directors of both Dana and Eaton. No vote by Eaton shareholders is required. The transaction is intended to be tax-free to Dana and Eaton shareholders for U.S. federal income tax purposes. The transaction is anticipated to close in the second quarter of 2027, subject to approval by Dana's shareholders and customary closing conditions, including receipt of regulatory approvals. The agreements contain certain customary termination rights for Dana and Eaton, including, without limitation, a right for either party to terminate if the transaction is not completed on or before June 10, 2027. Termination resulting from Dana shareholders voting against the transaction would result in Dana having to reimburse Eaton for certain expenses in an amount not to exceed $20. Termination under specified circumstances would require Dana to pay Eaton a termination fee of $159. In anticipation of the transaction, Mobility (USA) Corporation and Dana became parties to a $2,600 bridge facility, a $350 secured term loan A commitment and a $1,200 secured revolving credit facility commitment. See Note 10 for additional information.

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

Included in the gross cash proceeds received was $82 related to the Off-Highway business's Mexican operations which had not yet legally transferred to Allison. As a result, the $82 of proceeds had been deferred and included in other accrued liabilities on our consolidated balance sheet. During the three months ended September 30, 2026, certain assets of the Mexican operations were transferred to Allison, resulting in the release of $53 million of previously deferred proceeds and the derecognition of $15 million of net assets. As a result, we recognized an additional gain on sale of $38 million during the third quarter of 2026.

As of September 30, 2026, $29 million of deferred proceeds remained recorded in other accrued liabilities related to the portions of the Mexican operations that have not yet legally transferred to Allison. The remaining assets and liabilities of the Mexican operations will continue to be reported as held for sale on our consolidated balance sheet. The Mexican operations results of operations and cash flows will continue to be reported as discontinued operations on our consolidated statements of operations, comprehensive income and cash flows. We expect to complete the transfer of the Mexican operations to Allison by the end of 2026.

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

The major classes of line items included in net income from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$18	$625	$48	$1,888
Cost of sales	18	500	44	1,539
Selling, general and administrative expenses		23		78
Amortization of intangibles				2
Restructuring charges, net				2
Gain on sale of Off-Highway business	38		1,224
Other income (expense), net	(6)	(7)	(61)	(32)
Earnings from discontinued operations before interest and income taxes	32	95	1,167	235
Interest income		1		3
Interest expense		1		1
Earnings from discontinued operations before income taxes	32	95	1,167	237
Income tax expense	3	21	43	73
Net income from discontinued operations	$29	$74	$1,124	$164

During the three and nine months ended September 30, 2026, we incurred $6 and $61 of Off-Highway business divestiture transaction related costs, compared with $20 and $54, respectively, during the corresponding periods in 2025. These costs were attributed to discontinued operations and included in other income (expense), net in the table above.

The carrying amounts of the major classes of assets and liabilities of disposal group held for sale are as follows:

	September 30,	December 31,
	2026	2025
Accounts receivable - Trade	$15	$360
Accounts receivable - Other	2	39
Inventories	20	533
Other current assets		97
Current assets of disposal group held for sale	$37	$1,029

Goodwill	$—	$270
Intangibles		72
Deferred tax assets		49
Other noncurrent assets		44
Operating lease assets		39
Property, plant and equipment, net	8	480
Noncurrent assets of disposal group held for sale	$8	$954

Current portion of long-term debt	$—	$2
Accounts payable	14	425
Accrued payroll and employee benefits		72
Taxes on income		11
Current portion of operating lease liabilities		9
Other accrued liabilities		169
Current liabilities of disposal group held for sale	$14	$688

Long-term debt	$—	$33
Noncurrent operating lease liabilities		30
Pension and postretirement obligations		48
Other noncurrent liabilities		72
Noncurrent liabilities of disposal group held for sale	$—	$183

Note 3. Intangible Assets

Components of intangible assets (excluding fully-amortized intangible assets) —

		September 30, 2026			December 31, 2025
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	11	$41	$(29)	$12	$50	$(32)	$18
Customer relationships	10	60	(52)	8	67	(53)	14
Non-amortizable intangible assets
Trademarks and trade names		36		36	39		39
		$137	$(81)	$56	$156	$(85)	$71

Net carrying amounts of intangible assets attributable to each of our operating segments—

September 30, 2026
Light Vehicle	$6
Commercial Vehicle	50
$56

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Charged to cost of sales	$1	$1	$3	$3
Charged to amortization of intangibles	1	2	4	6
Total amortization	$2	$3	$7	$9

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

Accrued restructuring costs and activity —

	Three Months Ended
	September 30,
	2026			2025
	Employee Termination Benefits	Exit Costs	Total	Employee Termination Benefits	Exit Costs	Total
Balance, beginning of period	$10	$2	$12	$38	$—	$38
Charges to restructuring	4	3	7	5	2	7
Adjustments of accruals	(2)		(2)	(3)		(3)
Cash payments	(1)	(4)	(5)	(7)	(2)	(9)
Currency impact			—	(1)		(1)
Balance, end of period	$11	$1	$12	$32	$—	$32

	Nine Months Ended
	September 30,
	2026			2025
	Employee Termination Benefits	Exit Costs	Total	Employee Termination Benefits	Exit Costs	Total
Balance, beginning of period	$21	$2	$23	$44	$1	$45
Charges to restructuring	10	16	26	18	5	23
Adjustments of accruals	(6)		(6)	(6)		(6)
Cash payments	(14)	(17)	(31)	(26)	(6)	(32)
Currency impact			—	2		2
Balance, end of period	$11	$1	$12	$32	$—	$32

At September 30, 2026, the accrued employee termination benefits include costs to reduce approximately 200 employees to be completed over the next year.

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

Supplier finance programs — As of September 30, 2026 and December 31, 2025, we had $65 and $59, respectively, of confirmed obligations subject to supplier finance programs presented as accounts payable within total current liabilities on the consolidated balance sheet.

Inventory components —

	September 30, 2026	December 31, 2025
Raw materials	$448	$458
Work in process and finished goods	539	557
Total	$987	$1,015

Cash, cash equivalents and restricted cash —

	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Cash and cash equivalents	$321	$469	$414	$494
Restricted cash included in other current assets	9	7	5	9
Restricted cash included in other noncurrent assets	10	10	10	9
Total cash, cash equivalents and restricted cash	$340	$486	$429	$512

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

Note 6. Stockholders’ Equity

Common stock — Our Board of Directors declared a cash dividend of twelve cents per share of common stock in the first, second and third quarters of 2026. Dividends accrue on restricted stock units (RSUs), performance share units (PSUs) and the Dana Transformation Awards granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Share repurchase program — On June 8, 2025 our Board of Directors approved a stock repurchase program of up to an aggregate of $1,000 less any amount of special dividends distributed in connection with the sale of the Off-Highway business. The program was set to expire on December 31, 2027. On February 11, 2026, our Board of Directors increased and extended the share repurchase program to a total of $2,000 through December 31, 2030. We repurchased 6,565,350 and 12,230,264 shares of our common stock at an aggregate cost of $200 and $369 during the three and nine months ended September 30, 2026 through open market transactions. Approximately $981 remained available under the program for future share repurchases as of September 30, 2026.

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

Changes in equity —

2026	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2025	$1	$1,671	$235	$(35)	$(1,032)	$59	$899
Net income			1,087			4	1,091
Other comprehensive income					176		176
Common stock dividends and dividend equivalents			(14)				(14)
Common stock share repurchases		(126)					(126)
Distributions to noncontrolling interests						(1)	(1)
Sale of noncontrolling interests						(3)	(3)
Stock compensation		9					9
Stock withheld for employee taxes				(17)			(17)
Balance, March 31, 2026	$1	$1,554	$1,308	$(52)	$(856)	$59	$2,014
Net income (loss)			(5)			5	—
Other comprehensive income					19		19
Common stock dividends and dividend equivalents			(13)				(13)
Common stock share repurchases		(44)					(44)
Distributions to noncontrolling interests						(1)	(1)
Stock compensation		8					8
Balance, June 30, 2026	$1	$1,518	$1,290	$(52)	$(837)	$63	$1,983
Net income			15			4	19
Other comprehensive loss					(10)		(10)
Common stock dividends and dividend equivalents			(14)				(14)
Common stock share repurchases		(203)					(203)
Distributions to noncontrolling interests						(7)	(7)
Stock compensation		9					9
Stock withheld for employee taxes				(1)			(1)
Balance, September 30, 2026	$1	$1,324	$1,291	$(53)	$(847)	$60	$1,776

2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance, December 31, 2024	$2	$2,282	$204	$(13)	$(1,142)	$63	$1,396
Net income			25			5	30
Other comprehensive income					32		32
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(1)	(1)
Stock compensation		12					12
Stock withheld for employee taxes				(8)			(8)
Balance, March 31, 2025	$2	$2,294	$214	$(21)	$(1,110)	$67	$1,446
Net income			27			4	31
Other comprehensive income					63	2	65
Common stock dividends and dividend equivalents			(15)				(15)
Distributions to noncontrolling interests						(2)	(2)
Repurchase and retirement of common stock shares	(1)	(258)					(259)
Sale of noncontrolling interests						(5)	(5)
Stock compensation		9					9
Balance, June 30, 2025	$1	$2,045	$226	$(21)	$(1,047)	$66	$1,270
Net income			83			4	87
Other comprehensive loss						(1)	(1)
Common stock dividends and dividend equivalents			(13)				(13)
Distributions to noncontrolling interests						(12)	(12)
Repurchase and retirement of common stock shares		(189)					(189)
Redeemable noncontrolling interests adjustment to redemption value			1				1
Stock compensation		7					7
Balance, September 30, 2025	$1	$1,863	$297	$(21)	$(1,047)	$57	$1,150

Changes in each component of accumulated other comprehensive loss (AOCI) of the parent —

	Parent Company Stockholders
2026	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(932)	$19	$(119)	$(1,032)
Currency translation adjustments	4			4
Currency translation adjustments realized in Off-Highway business divestiture	177			177
Holding gains and losses		12		12
Reclassification of amount to net income (a)		(17)		(17)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			(1)	(1)
Tax benefit		1		1
Other comprehensive income (loss)	181	(4)	(1)	176
Balance, March 31, 2026	$(751)	$15	$(120)	$(856)
Currency translation adjustments	21			21
Holding gains and losses		15		15
Reclassification of amount to net income (a)		(18)		(18)
Tax benefit		1		1
Other comprehensive income (loss)	21	(2)	—	19
Balance, June 30, 2026	$(730)	$13	$(120)	$(837)
Holding gains and losses		(5)		(5)
Reclassification of amount to net income (a)		(7)		(7)
Tax benefit		2		2
Other comprehensive loss	—	(10)	—	(10)
Balance, September 30, 2026	$(730)	$3	$(120)	$(847)

	Parent Company Stockholders
2025	Foreign Currency Translation	Hedging	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(977)	$(29)	$(136)	$(1,142)
Currency translation adjustments	14			14
Holding gains and losses		(11)		(11)
Reclassification of amount to net income (a)		34		34
Tax expense		(5)		(5)
Other comprehensive income	14	18	—	32
Balance, March 31, 2025	$(963)	$(11)	$(136)	$(1,110)
Currency translation adjustments	39			39
Reclassification of amount to net income (a)		30		30
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(6)	(1)	(7)
Other comprehensive income	39	24	—	63
Balance, June 30, 2025	$(924)	$13	$(136)	$(1,047)
Currency translation adjustments	(7)			(7)
Holding gains and losses		16		16
Reclassification of amount to net income (a)		(8)		(8)
Reclassification adjustment for net actuarial losses included in net periodic benefit cost (b)			1	1
Tax expense		(2)		(2)
Other comprehensive income (loss)	(7)	6	1	—
Balance, September 30, 2025	$(931)	$19	$(135)	$(1,047)

(a) Realized gains and losses from currency-related forward contracts associated with forecasted transactions or from other derivative instruments treated as cash flow hedges are reclassified from AOCI into the same line item in the consolidated statement of operations in which the underlying forecasted transaction or other hedged item is recorded. See Note 11 for additional details.

(b) See Note 9 for additional details.

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$(10)	$13	$(14)	$(16)
Less: Noncontrolling interests net income from continuing operations	4	4	13	13
Net income (loss) from continuing operations attributable to the parent company	(14)	9	(27)	(29)
Net income from discontinued operations	29	74	1,124	164
Net income attributable to the parent company	$15	$83	$1,097	$135

Denominator:
Weighted-average common shares outstanding - Basic	105.5	128.4	107.8	139.2
Employee compensation-related shares	—	2.4	—	—
Weighted-average common shares outstanding - Diluted	105.5	130.8	107.8	139.2

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.2 and 0.1 million CSEs from the calculation of diluted earnings per share for the third quarters of 2026 and 2025  and excluded 0.1 million of CSEs for both respective year-to-date periods as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 1.5 million for the third quarter of 2026 and excluded 1.4 and 1.9 million for the year-to-date 2026 and 2025 periods as a result of the loss from continuing operations for these periods.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of RSUs, performance share units (PSUs) and Dana Transformation Awards shown in the table below during the nine months ended September 30, 2026.

	Granted	Grant Date
	(In millions)	Fair Value*
RSUs	0.6	$29.60
PSUs	0.3	$33.28
Dana Transformation Awards	1.0	$49.15

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

The number of PSUs granted in 2026 that ultimately vest is contingent upon achieving predetermined financial performance targets. The payout is further subject to a relative total shareholder return (TSR) modifier which is based on specified total shareholder return targets relative to peer companies. We estimated the grant date fair value of the PSUs using various assumptions as part of a Monte Carlo simulation. The risk-free interest rate of 3.56% was based on U.S. Treasury rate as of the grant date. The estimated volatility of 44.0% was based on the historical volatility of daily stock returns for a 2.9-year period preceding the grant date.

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

During the nine months ended September 30, 2026, we paid $1.1 and $1.8 of cash to settle RSUs and PSUs and issued 0.8 and 0.8 million shares of common stock based on the vesting of RSUs and PSUs, respectively. We recognized stock compensation expense of $9 and $8 in the third quarters of 2026 and 2025 and expense of $28 and $31 during the respective year-to-date periods. At September 30, 2026, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $58. This cost is expected to be recognized over a weighted-average period of 2.9 years. The breakout of the unrecognized compensation cost for the RSUs, PSUs, and Dana Transformation Awards is $18, $4, and $36, respectively. The weighted-average period in years for the RSUs, PSUs, and Dana Transformation Awards is 1.7, 1.0, and 3.8 years, respectively.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit cost —

	Pension				OPEB
	2026		2025		2026	2025
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Interest cost	$4	$2	$4	$2	$—	$1
Expected return on plan assets	(5)	(1)	(6)
Service cost		1		1
Amortization of net actuarial loss (gain)	1		2		(1)
Net periodic benefit cost (credit)	$—	$2	$—	$3	$(1)	$1

Nine Months Ended September 30,
Interest cost	$12	$8	$14	$7	$1	$2
Expected return on plan assets	(16)	(2)	(17)	(1)
Service cost		3		3
Amortization of net actuarial loss (gain)	3		4		(2)	(2)
Net periodic benefit cost (credit)	$(1)	$9	$1	$9	$(1)	$—

The service cost components of net periodic pension and OPEB costs are included in cost of sales and selling, general and administrative expenses as part of compensation cost and are eligible for capitalization in inventory and other assets. The non-service components are reported in other income (expense), net and are not eligible for capitalization.

Note 10. Financing Agreements

Long-term debt at —

	Interest Rate	September 30, 2026	December 31, 2025
Senior Notes due November 15, 2027	5.375%	$—	$400
Senior Notes due June 15, 2028	5.625%		400
Senior Euro Notes due July 15, 2029	3.000%	209	382
Senior Notes due September 1, 2030	4.250%	227	400
Senior Euro Notes due July 15, 2031	8.500%		499
Senior Notes due February 15, 2032	4.500%	198	350
Other indebtedness		236	181
Debt issuance costs		(5)	(16)
		865	2,596
Less: Current portion of long-term debt		26	30
Long-term debt, less debt issuance costs		$839	$2,566

Interest on the senior notes is payable semi-annually. Other indebtedness includes borrowings from various financial institutions and finance lease obligations.

Senior notes activity — On April 15, 2025, Dana retired its remaining April 2025 Notes. On December 4, 2025, we offered as part of a net proceeds tender offer to purchase at a price equal to 100.00% plus accrued and unpaid interest up to $173 of our  November 2027 Notes, up to $173 of our June 2028 Notes, up to €141 of our July 2029 Notes, up to $173 of our September 2030 Notes, up to €184 of our July 2031 Notes and up to $152 of our February 2032 Notes. The offers were conditioned on Dana receiving proceeds from the sale of its Off-Highway business and other customary conditions. In addition, on December 4, 2025, we issued notices of conditional full redemption with a redemption date of January 8, 2026 for all of our outstanding November 2027 Notes and June 2028 Notes at a redemption price equal to 100.00% plus accrued and unpaid interest. The redemptions were conditioned on Dana receiving proceeds from the sales of its Off-Highway business. On January 1, 2026, Dana completed the sale of its Off-Highway business. See Note 2 for additional information. On January 7, 2026, we purchased $138 of our  November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our July 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes at prices equal to 100.00% plus accrued and unpaid interest. On January 8, 2026, we redeemed the remaining $262 of our November 2027 Notes and the remaining $258 of our June 2028 Notes at prices equal to 100.00% plus accrued and unpaid interest. During the first quarter of 2026, we recognized a $7 loss on extinguishment of debt comprised of the write-off of previously deferred financing costs associated with the redeemed senior notes. On July 31, 2026, we redeemed all of our outstanding July 2031 Notes at a price equal to 104.25% plus accrued and unpaid interest. During the third quarter of 2026, we recognized a $24 loss on extinguishment of debt comprised of the $20 redemption premium and the write-off of $4 of previously deferred financing costs associated with the July 2031 Notes.

Senior notes redemption provisions — We may redeem some or all of the senior notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on the anniversary date of the senior notes in the year set forth below:

	Redemption Price
	July	September	February
Year	2029 Notes	2030 Notes	2032 Notes
2026	100.000%	102.125%
2027	100.000%	101.417%	102.250%
2028	100.000%	100.708%	101.500%
2029		100.000%	100.750%
2030			100.000%
2031			100.000%

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

Credit agreement — On July 31, 2025, we amended our credit and guaranty agreement to include a $250 Term A Facility (the 2025 Term A Facility). Borrowings under the 2025 Term A Facility bear interest at a floating rate based on Term Secured Overnight Financing Rate (SOFR) (as described in the credit agreement) plus a margin. The 2025 Term A Facility matured five business days after the consummation of the Off-Highway business sale. We were required to make quarterly installments on the 2025 Term A Facility on the last day of each quarter commencing on December 31, 2025 in an amount equal to 10% of the original amount borrowed adjusted for any prepayments. On July 31, 2025, we fully drew the 2025 Term A Facility and used the proceeds to pay down outstanding borrowings on our Revolving Facility. On December 31, 2025, we made the required $25 payment on the 2025 Term A Facility. On January 1, 2026, Dana completed the sale of its Off-Highway business. See Note 2 for additional information. On January 2, 2026, we repaid the $225 outstanding balance on the 2025 Term A Facility. On  July 10, 2026, we amended our credit and guaranty agreement to include a $500 Term A Facility (the 2026 Term A Facility). Borrowings under the 2026 Term A Facility bear interest at a floating rate based on SOFR (as described in the credit agreement) plus a margin. The 2026 Term A Facility matures 364 days from the date of the first draw. We are required to make quarterly installments on the 2026 Term A Facility on the last day of each quarter commencing on December 31, 2026 in an amount equal to 10% of the original amount borrowed adjusted for any prepayments. We recorded deferred financing fees of $1 related to the 2026 Term A Facility. The deferred financing fees are being amortized over the life of the 2026 Term A Facility. On July 28, 2026, we fully drew the 2026 Term A Facility and used the proceeds to redeem all of our outstanding July 2031 Notes.

Deferred financing costs on our Revolving Facility are included in other noncurrent assets and are being amortized over the life of the Revolving Facility. Each the Revolving Facility and 2026 Term A Facility is guaranteed by all of our wholly-owned domestic subsidiaries subject to certain exceptions (the guarantors) and is secured by a first-priority lien on substantially all of the assets of Dana and the guarantors, subject to certain exceptions.

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

At  September 30, 2026, there were $210 of outstanding borrowings under the Revolving Facility and we had utilized $10 for letters of credit. We had availability at September 30, 2026 under the Revolving Facility of $930 after deducting outstanding borrowings and letters of credit.

Debt covenants — At September 30, 2026, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types and, in the case of the Revolving Facility, a maintenance covenant tested on the last day of each fiscal quarter requiring us to maintain a first lien net leverage ratio not to exceed 2.00 to 1.00.

Other Financing Activities — On June 10, 2026, we became a party to a $2,600 bridge facility (the Bridge Facility). The Bridge Facility serves as a backstop to certain contemplated financing transactions associated with Dana's intended acquisition of Eaton's Mobility business. See Note 1 for additional information. The Bridge Facility may be drawn upon only if the acquisition transaction closes. Availability under the Bridge Facility is subject to reduction to the extent contemplated financing transactions are completed prior to the acquisition transaction closing. We recorded initial deferred commitment fees of $17 related to the Bridge Facility. The deferred commitment fees are included in other current assets and are being amortized to other income (expense), net over the Bridge Facility's 15-month commitment period. On July 2, 2026, we became a party to a $350 secured term loan A (the Term Loan A) commitment and a $1,200 secured revolving credit facility (the Revolving Credit Facility) commitment. The Term Loan A commitment and the Revolving Credit Facility commitment are associated with Dana's intended acquisition of Eaton's Mobility business. No amounts are available to be drawn under the Term Loan A or Revolving Credit Facility prior to the acquisition transaction closing. The Term Loan A commitment reduced availability under the Bridge Facility from $2,600 to $2,250. During the third quarter of 2026, we wrote off $2 of deferred commitment fees associated with the $350 reduction in availability under the Bridge Facility to other income (expense), net.

Note 11. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheets at fair value are as follows:

			Fair Value
Category	Balance Sheet Location	Fair Value Level	September 30, 2026	December 31, 2025
Currency forward contracts
Cash flow hedges	Accounts receivable - Other	2	$11	$21
Cash flow hedges	Other accrued liabilities	2	6	1
Undesignated	Accounts receivable - Other	2	17	4
Undesignated	Other accrued liabilities	2	2	7
Currency swaps
Cash flow hedges	Other noncurrent liabilities	2	13	25
Undesignated	Other noncurrent liabilities	2		2

Fair Value Level 2 assets and liabilities reflect the use of significant other observable inputs.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheets at fair value are as follows:

		September 30, 2026		December 31, 2025
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	2	$631	$628	$2,418	$2,444

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

The following fixed-to-fixed cross-currency swaps were outstanding at September 30, 2026:

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

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $953 at September 30, 2026 and $898 at December 31, 2025. The total notional amount of outstanding foreign currency swaps, including the fixed-to-fixed cross-currency swaps, was $315 at September 30, 2026 and $712 at December 31, 2025.

The following currency derivatives were outstanding at September 30, 2026:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated	Undesignated	Total	Maturity
U.S. dollar	Canadian dollar, Chinese renminbi, Mexican peso	$283	$134	$417	Oct-2027
Euro	U.S. dollar, Australian dollar, British pound, Hungarian forint, Indian rupee, Mexican peso, Swedish krona	327	10	337	Sep-2027
Indian rupee	U.S. dollar, euro, British pound		59	59	Jun-2027
Brazilian real	U.S. dollar, euro	32	17	49	Jun-2027
South African rand	U.S. dollar, euro, Thai baht		34	34	Feb-2027
Canadian dollar	U.S. dollar	10	6	16	Feb-2027
Thai baht	U.S. dollar		30	30	Oct-2026
British pound	U.S. dollar, euro		4	4	Oct-2026
Mexican peso	U.S. dollar		5	5	Oct-2026
Swedish krona	euro		1	1	Oct-2026
Australian dollar	U.S. dollar		1	1	Oct-2026
Total forward contracts		652	301	953

U.S. dollar	euro	315	—	315	Nov-2027
Total currency swaps		315	—	315
Total currency derivatives		$967	$301	$1,268

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

The following table provides a summary of deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less:

	Deferred Gain (Loss) in AOCI
	September 30, 2026	December 31, 2025	Gain (loss) expected to be reclassified into income in one year or less
Forward Contracts	$2	$20	$2
Cross-Currency Swaps		2
Total	$2	$22	$2

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
Net sales	$2,038	$1,917	$5,916	$5,633
Cost of sales	1,837	1,751	5,336	5,211
Other income (expense), net	(6)	(20)	(66)	(31)
(Gain) or loss on cash flow hedging relationships
Foreign currency forwards
Amount of (gain) loss reclassified from AOCI into income
Cost of sales	(8)	(3)	(29)	9
Other income (expense), net	1	(3)	(4)	(3)
Cross-currency swaps
Amount of (gain) loss reclassified from AOCI into income
Other income (expense), net	(3)	(2)	(12)	50

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Not Designated as Hedging Instruments	2026	2025	2026	2025
Gain (loss) recognized in income
Foreign currency forward contracts
Cost of sales	$(5)	$1	$1	$1
Other income (expense), net	10	(8)	4	(25)

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

Note 12. Commitments and Contingencies

Environmental liabilities — Accrued environmental liabilities were $12 at  September 30, 2026 and $14 at  December 31, 2025. We consider the most probable method of remediation, current laws and regulations and existing technology in estimating our environmental liabilities.

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

Tariffs — In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). The U.S. Court of International Trade (CIT) has ordered the U.S. Customs and Border Protection (CBP) to refund the collected IEEPA tariffs. During the second quarter of 2026, we filed for refunds of previously paid tariffs assessed under IEEPA in an aggregate amount of $26 under Phase 1 and Phase 2 of the process established by the CBP. We expect to file immaterial refunds under Phase 3 during the fourth quarter of 2026. During the second quarter of 2026, we determined it was probable that we would recover the IEEPA refunds filed under Phase 1 and Phase 2. As such, we recorded the $26 recoverable to accounts receivable - other along with a corresponding reduction of cost of sales. As we previously invoiced our customers for reimbursement of IEEPA tariffs paid, we have recorded an offsetting obligation due to our customers to accounts receivable - trade with a corresponding reduction of net sales. As of September 30, 2026, we have collected substantially all Phase 1 and Phase 2 refunds.

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

Changes in warranty liabilities —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance, beginning of period	$66	$84	$71	$88
Amounts accrued for current period sales	18	9	41	27
Adjustments of prior estimates	2		5	5
Settlements of warranty claims	(15)	(13)	(46)	(41)
Currency impact				1
Balance, end of period	$71	$80	$71	$80

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

We reported income tax expense of $64 and income tax benefit of ($2) for the third quarters of 2026 and 2025, respectively, and income tax expense of $132 and income tax benefit of ($2) for the respective year-to-date periods. Our effective tax rates were 123% and (4%) for the nine months ended September 30, 2026 and 2025. During the first nine months of 2026, we recorded $29 of income tax expense resulting from the settlement of an income tax audit in a foreign jurisdiction, income tax benefit of $12 associated with a change in tax status for a foreign entity, and $12 of income tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the first nine months of 2025, we recorded income tax benefit of $27 to release valuation allowance on certain U.S. federal attributes, $19 of income tax benefit due to a basis difference in a foreign subsidiary as a result of a change in tax status, $9 of income tax expense for income tax reserves associated with prior tax years in foreign jurisdictions, $6 of income tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions and income tax expense of $6 resulting from the sale of Dana's ownership interest in an equity method investment. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

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

Note 15. Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Non-service cost components of pension and OPEB costs	$—	$(3)	$(4)	$(7)
Government assistance		1	1	5
Foreign exchange gain (loss)	(1)	(5)	10	(11)
Strategic transaction expenses	(18)	(6)	(38)	(12)
Loss on sale of property, plant and equipment		(1)
Electric vehicle program termination charges	(1)		(60)
Loss on divestiture of ownership interests			(8)	(7)
Transition services income	8		26
Other, net	6	(6)	7	1
Other income (expense), net	$(6)	$(20)	$(66)	$(31)

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

During the first nine months of 2026, we recorded $60 of charges, including impairment and loss on disposition of property, plant and equipment, associated with certain electric vehicle programs that were either cancelled by the customer or that have experienced a precipitous decline in program volumes.

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

We continually seek new business opportunities and at times provide incentives to our customers for new program awards. We evaluate the underlying economics of each payment made to our customers to determine the proper accounting by understanding the nature of the payment, the rights and obligations in the contract, and other relevant facts and circumstances. Upfront payments to our customers are capitalized if we determine that the payments are incremental and incurred only if the new business is obtained and we expect to recover these amounts from the customer over the term of the new business program. We recognize a reduction to revenue as products that the upfront payments are related to are transferred to the customer, based on the total amount of products expected to be sold over the term of the program. We evaluate the amounts capitalized each period for recoverability and expense any amounts that are no longer expected to be recovered. We had $5 and $6 recorded in other current assets and $12 and $15 recorded in other noncurrent assets at September 30, 2026 and December 31, 2025.

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

Contract liabilities are primarily comprised of cash deposits made by customers with cash in advance payment terms, upfront payments from customers related to multi-year programs and unapplied Section 232 tariff credits allocated to Dana by its U.S. OEM customers. We had $122 and $25 recorded in other accrued liabilities and $50 and $59 recorded in other noncurrent liabilities at September 30, 2026 and December 31, 2025. We had $96 recorded in other current assets at September 30, 2026, which represents consideration received from our U.S. OEM customers for the unapplied Section 232 tariff credits.

Disaggregation of revenue —

The following table disaggregates revenue for each of our operating segments by geographical market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Light Vehicle
North America	$948	$971	$2,768	$2,716
Europe	204	171	619	544
South America	62	58	171	163
Asia Pacific	157	153	461	478
Total	$1,371	$1,353	$4,019	$3,901

Commercial Vehicle
North America	$296	$218	$762	$678
Europe	182	186	586	560
South America	136	120	387	353
Asia Pacific	53	40	162	141
Total	$667	$564	$1,897	$1,732

Total
North America	$1,244	$1,189	$3,530	$3,394
Europe	386	357	1,205	1,104
South America	198	178	558	516
Asia Pacific	210	193	623	619
Total	$2,038	$1,917	$5,916	$5,633

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

Segment information —

	Light	Commercial
Three Months Ended September 30, 2026	Vehicle	Vehicle	Corporate	Total
External sales	$1,371	$667		$2,038
Inter-segment sales	34	21		55
	1,405	688		2,093
Reconciliation of sales
Elimination of inter-segment sales				(55)
Total consolidated sales				$2,038
Less:
Cost of sales	1,223	583
Selling, general and administrative expenses	39	36
Other segment items (a)	8	—
Segment EBITDA	$151	$69		$220

Purchases of property, plant and equipment	$53	$11	$6	$70
Segment net assets (b) - September 30, 2026	$541	$500	$(73)	$968

	Light	Commercial
Three Months Ended September 30, 2025	Vehicle	Vehicle	Corporate	Total
External sales	$1,353	$564		$1,917
Inter-segment sales	33	20		53
	1,386	584		1,970
Reconciliation of sales
Elimination of inter-segment sales				(53)
Total consolidated sales				$1,917
Less:
Cost of sales	1,214	500
Selling, general and administrative expenses	37	32
Other segment items (a)	(9)	(1)
Segment EBITDA	$126	$51		$177

Purchases of property, plant and equipment	$34	$13	$2	$49
Segment net assets (b) - December 31, 2025	$465	$471	$(88)	$848

	Light	Commercial
Nine Months Ended September 30, 2026	Vehicle	Vehicle	Corporate	Total
External sales	$4,019	$1,897		$5,916
Inter-segment sales	86	53		139
	4,105	1,950		6,055
Reconciliation of sales
Elimination of inter-segment sales				(139)
Total consolidated sales				$5,916
Less:
Cost of sales	3,582	1,634
Selling, general and administrative expenses	118	110
Other segment items (a)	1	(6)
Segment EBITDA	$406	$200		$606

Purchases of property, plant and equipment	$142	$119	$13	$274

	Light	Commercial
Nine Months Ended September 30, 2025	Vehicle	Vehicle	Corporate	Total
External sales	$3,901	$1,732		$5,633
Inter-segment sales	104	62		166
	4,005	1,794		5,799
Reconciliation of sales
Elimination of inter-segment sales				(166)
Total consolidated sales				$5,633
Less:
Cost of sales	3,570	1,552
Selling, general and administrative expenses	122	101
Other segment items (a)	(7)	(2)
Segment EBITDA	$306	$139		$445

Purchases of property, plant and equipment	$113	$29	$11	$153

(a) Other segment items primarily include foreign exchange gains and losses, government assistance and export incentives.

(b) Segment net assets include accounts receivable - trade, inventories and accounts payable.

Reconciliation of segment EBITDA to loss from continuing operations before income taxes —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Segment EBITDA	$220	$177	$606	$445
Corporate expense and other items, net	(2)	(15)	(10)	(43)
Depreciation	(84)	(86)	(250)	(257)
Amortization	(2)	(3)	(7)	(9)
Non-service cost components of pension and OPEB costs		(3)	(4)	(7)
Restructuring charges, net	(5)	(4)	(20)	(17)
Stock compensation expense	(9)	(8)	(28)	(31)
Strategic transaction expenses	(20)	(6)	(40)	(12)
Loss on sale of property, plant and equipment		(1)
Supplier capacity charge adjustment		2		21
Amounts attributable to previously closed/divested operations			(1)
Distressed supplier costs			(2)
Loss on divestiture of ownership interests			(8)	(7)
Electric vehicle program termination charges	(1)		(65)
Foreign exchange gain (loss) on unhedged intercompany loans	(4)		19
Other items	(1)		(3)	(6)
Earnings from continuing operations before interest and income taxes	92	53	187	77
Loss on extinguishment of debt	(24)		(31)
Interest income	4	3	14	8
Interest expense	20	47	63	130
Earnings (loss) from continuing operations before income taxes	$52	$9	$107	$(45)

Reconciliation of segment net assets to consolidated total assets —

	September 30,	December 31,
	2026	2025
Segment net assets	$968	$848
Accounts payable	1,317	1,154
Cash and cash equivalents	321	469
Accounts receivable - Other	314	254
Other current assets	228	114
Current assets of disposal group held for sale	37	1,029
Intangibles	56	71
Deferred tax assets	500	534
Other noncurrent assets	133	102
Investment in affiliates	114	102
Operating lease assets	166	305
Property, plant and equipment, net	1,916	1,872
Noncurrent assets of disposal group held for sale	8	954
Total assets	$6,078	$7,808

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture and supply of vehicular parts (primarily axles and driveshafts).

Equity method investments at September 30, 2026 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$73
ROC-Spicer, Ltd.	50%	22
Tai Ya Investment (HK) Co., Limited	50%	6
All others as a group		7
Investments in equity affiliates		108
Investments in affiliates carried at cost		6
Investments in affiliates		$114

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

Capital Structure Initiatives — Net cash proceeds from the Off-Highway business divestiture were used to pay down debt, strengthening Dana’s financial position, and provide capital returns to shareholders. On January 7, 2026, we purchased, via a net proceeds tender offer, $138 of our November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our July 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes at prices equal to 100.00% plus accrued and unpaid interest. On January 8, 2026, we redeemed the remaining $262 of our November 2027 Notes and the remaining $258 of our June 2028 Notes at prices equal to 100.00% plus accrued and unpaid interest. In addition, on January 2, 2026, we repaid the $225 outstanding balance on our 2025 Term A Facility and the $390 of outstanding borrowings on our Revolving Facility. On July 28, 2026, we drew $500 on our 2026 Term A Facility. On July 31, 2026, we redeemed all of our outstanding July 2031 Notes at a price equal to 104.25% plus accrued and unpaid interest. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information. On June 8, 2025, Dana’s board of directors approved a program to provide up to a $1,000 return of capital to shareholders through common stock share repurchases and/or special dividends through the end of 2027. On February 11, 2026, Dana's board of directors increased and extended the share repurchase program to a total of $2,000 through the end of 2030. Through September 30, 2026, we have spent $1,020 to repurchase 46,509,080 shares under the approved stock repurchase program. See Note 6 of our consolidated financial statements in Item 1 of Part I for additional information.

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

Eaton Mobility Business — On June 10, 2026, Dana entered into definitive agreements with Eaton Corporation plc (Eaton) and certain wholly owned subsidiaries of Eaton, including Mobility (USA) Corporation (the SpinCo), to acquire Eaton’s Vehicle and eMobility business segments (Mobility business). The structure of the transaction is a Reverse Morris Trust. Following the separation of the Mobility business from Eaton, a subsidiary of SpinCo will merge with and into Dana, and Dana will survive this merger as a direct wholly owned subsidiary of SpinCo. Immediately following this merger, and as part of the same overall transaction, Dana, as the surviving corporation, will merge with and into another direct wholly owned subsidiary of SpinCo, with that subsidiary surviving as a directly wholly owned subsidiary of SpinCo. In the merger, each outstanding share of Dana will be converted into the right to receive one SpinCo share. Prior to or at the closing, a subsidiary of Eaton will sell to Dana 100% of the stock in Royal Precision Holdings Corp. in exchange for cash consideration (the Royal Precision Purchase Price). In addition, certain subsidiaries of Eaton will sell certain specified assets (as defined in the Separation Agreement) to Dana in exchange for cash consideration (the Specified Assets Purchase Price). When the transaction is completed, former Eaton shareholders will own, in the aggregate, 50.1% and former Dana shareholders will own, in the aggregate, 49.9% of the outstanding shares of SpinCo common stock on a fully diluted basis. Under the terms of the agreement, Eaton will receive a cash distribution of approximately $1,100, subject to adjustment for cash and indebtedness, reduced by the Royal Precision Purchase Price and the Specified Assets Purchase Price, and increased as a result of any pre-closing share repurchases by Dana pursuant to the Share Buyback Side Letter. The transaction has been unanimously approved by the Boards of Directors of both Dana and Eaton. No vote by Eaton shareholders is required. The transaction is intended to be tax-free to Dana and Eaton shareholders for U.S. federal income tax purposes. The transaction is anticipated to close in the second quarter of 2027, subject to approval by Dana's shareholders and customary closing conditions, including receipt of regulatory approvals. The agreements contain certain customary termination rights for Dana and Eaton, including, without limitation, a right for either party to terminate if the transaction is not completed on or before June 10, 2027. Termination resulting from Dana shareholders voting against the transaction would result in Dana having to reimburse Eaton for certain expenses in an amount not to exceed $20. Termination under specified circumstances would require Dana to pay Eaton a termination fee of $159. In anticipation of the transaction, Mobility (USA) Corporation and Dana became parties to a $2,600 bridge facility, a $350 secured term loan A commitment and a $1,200 secured revolving credit facility commitment. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information.

Management Overview

Dana, with history dating back to 1904, is headquartered in Maumee, Ohio. We are a world leader in providing power-conveyance and energy-management solutions for on-highway vehicles. The company's portfolio improves the efficiency, performance, and sustainability of light and commercial vehicles. Our technologies include drive systems (axles, driveshafts and transmissions); electrodynamic technologies (motors, inverters, software and control systems, battery-management systems, and fuel cell plates); sealing solutions (gaskets, seals, cam covers, and oil pan modules); thermal-management technologies (transmission and engine oil cooling, battery and electronics cooling, charge air cooling, and thermal-acoustical protective shielding); and digital solutions (active and passive system controls and descriptive and predictive analytics). We serve our global light vehicle and medium/heavy vehicle markets through two business units – Light Vehicle Systems (Light Vehicle) and Commercial Vehicle Systems (Commercial Vehicle). At September 30, 2026, we employed approximately 27,500 people and operated in 24 countries.

External sales by operating segment for the periods ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
		% of		% of		% of		% of
	Dollars	Total	Dollars	Total	Dollars	Total	Dollars	Total
Light Vehicle	$1,371	67.3%	$1,353	70.6%	$4,019	67.9%	$3,901	69.3%
Commercial Vehicle	667	32.7%	564	29.4%	1,897	32.1%	1,732	30.7%
Total	$2,038		$1,917		$5,916		$5,633

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

Foreign currency — With 43% of our first nine months 2026 sales coming from outside the U.S., international currency movements can have a significant effect on our sales and results of operations. The euro zone countries accounted for 32% of our year-to-date 2026 non-U.S. sales, while Brazil, India, Thailand, China, Argentina and South Africa accounted for 15%, 10%, 7%, 7%, 7% and 6%, respectively. International currencies strengthened against the U.S. dollar during the first nine months of 2026, increasing sales by $93, with the effects of a stronger euro, Brazilian real, South African rand, Chinese renminbi and Mexican peso being partially offset by a weaker Indian rupee.

Argentina has experienced significant inflationary pressures the past few years, contributing to significant devaluation of its currency among other economic challenges. Our Argentine operation supports our Light Vehicle operating segment. Our sales in Argentina for the nine months of 2026 of approximately $173 are 3% of our consolidated sales and our net asset exposure related to Argentina was approximately $74, including $20 of net fixed assets, at September 30, 2026. During the second quarter of 2018, we determined that Argentina's economy met the GAAP definition of a highly inflationary economy. In assessing Argentina's economy as highly inflationary we considered its three-year cumulative inflation rate along with other factors. As a result, effective July 1, 2018, the U.S. dollar is the functional currency for our Argentine operations, rather than the Argentine peso. Beginning July 1, 2018, peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using current Argentine peso exchange rates with resulting translation gains or losses included in results of operations. Nonmonetary assets and liabilities are remeasured into U.S. dollar using historic Argentine peso exchange rates.

Commodity costs — The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, brass and rare earth materials. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, batteries and component parts that include commodities. Most of our major customer agreements provide for the sharing of significant commodity price changes with those customers based on the movement in various published commodity indexes. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as customer pricing adjustments typically lag commodity price changes. Higher year-over-year commodity prices decreased earnings during the third quarter and first nine months of 2026 by $17 and $40, respectively. Material cost recovery pricing actions increased earnings in the third quarter and first nine months of 2026 by $17 and $35, respectively.

Sales, Earnings and Cash Flow Outlook

2026 Outlook
Sales	$7,750 - $7,850
Adjusted EBITDA	$800 - $850
Adjusted Free Cash Flow	$275 - $375

Adjusted EBITDA and adjusted free cash flow are non-GAAP financial measures. See the Non-GAAP Financial Measures discussion below for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable U.S. generally accepted accounting principles (GAAP) measures. We have not provided a reconciliation of our adjusted EBITDA outlook to the most comparable GAAP measure of net income (loss) from continuing operations. Providing net income (loss) from continuing operations guidance is potentially misleading and not practical given the difficulty of projecting event driven transactional and other non-core operating items that are included in net income (loss) from continuing operations, including restructuring actions, asset impairments and certain income tax adjustments. The accompanying reconciliations of these non-GAAP measures with the most comparable GAAP measures for the historical periods presented are indicative of the reconciliations that will be prepared upon completion of the periods covered by the non-GAAP guidance.

Our 2026 sales outlook is $7,750 to $7,850, reflecting relatively stable global market demand, $200 of net new business backlog, dissipation of the tariff recovery lag experienced in 2025 and currency tailwinds. Based on our current sales and exchange rate outlook for 2026, we expect international currencies to be a modest tailwind to sales primarily due to a stronger euro. At sales levels in our current outlook for 2026, a 5% movement on the euro would impact our annual sales by approximately $15 and a 5% change on the Brazilian real would impact our annual sales by approximately $5. At our current sales outlook for 2026, we expect full year 2026 adjusted EBITDA to approximate $800 to $850. Adjusted EBITDA margin is expected to be 10.6% at the midpoint of our guidance range, a 250 basis-point improvement over 2025, reflecting the impact of significant cost savings actions, improved operational performance and favorable product mix, partially offset by the impact of net material cost recoveries and net inflationary cost recoveries. We expect to generate adjusted free cash flow of $325 at the midpoint of our guidance range reflecting the benefit of higher year-over-year adjusted EBITDA and lower income tax and interest payments, partially offset by higher capital spending.

Among our operational and strategic initiatives is continued focus on and investment in product technology – delivering products and technology that are key to bringing solutions to issues of paramount importance to our customers. Our success on this front is measured, in part, by our sales backlog – net new business awarded that will be launching over the next three years, adding to our base annual sales. This backlog excludes replacement business and represents incremental sales associated with new programs for which we have received formal customer awards. At September 30, 2026, our sales backlog of net new business for the 2026 through 2028 period was $950. We expect to realize $200 of our sales backlog in 2026, with incremental sales backlog of $300 and $450 being realized in 2027 and 2028, respectively.

Summary Consolidated Results of Operations (Third Quarter, 2026 versus 2025)

	Three Months Ended September 30,
	2026		2025
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$2,038		$1,917		$121
Cost of sales	1,837	90.1%	1,751	91.3%	86
Gross margin	201	9.9%	166	8.7%	35
Selling, general and administrative expenses	97	4.8%	87	4.5%	10
Amortization of intangibles	1		2		(1)
Restructuring charges, net	5		4		1
Other income (expense), net	(6)		(20)		14
Earnings from continuing operations before interest and income taxes	92		53		39
Loss on extinguishment of debt	(24)				(24)
Interest income	4		3		1
Interest expense	20		47		(27)
Earnings from continuing operations before income taxes	52		9		43
Income tax expense (benefit)	64		(2)		66
Equity in earnings of affiliates	2		2		—
Net income (loss) from continuing operations	(10)		13		(23)
Net income from discontinued operations	29		74		(45)
Net income	19		87		(68)
Less: Noncontrolling interests net income from continuing operations	4		4		—
Net income attributable to the parent company	$15		$83		$(68)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended
	September 30,			Amount of Change Due To
	2026	2025	Increase/ (Decrease)	Currency Effects	Divestiture	Organic Change
North America	$1,244	$1,189	$55	$1	$—	$54
Europe	386	357	29	2		27
South America	198	178	20	7		13
Asia Pacific	210	193	17	(5)		22
Total	$2,038	$1,917	$121	$5	$—	$116

Sales in the third quarter of 2026 were $121 higher than 2025. Stronger international currencies increased sales by $5, principally due to a stronger Brazilian real and South African rand, partially offset by a weaker India rupee. The organic sales increase of $116 primarily resulted from pricing actions and recoveries, including material commodity, tariff and inflationary costs adjustments, higher full-frame light-truck and heavy-truck production volumes in North America and the conversion of sales backlog, partially offset by lower electric-vehicle product orders in Europe and Asia Pacific. Pricing actions and recoveries, including material commodity, tariff and inflationary costs adjustments, increased sales by $29.

The North America organic sales increase of 5% was driven principally by net customer pricing, tariff and cost recovery actions, higher full-frame light-truck and heavy-truck production volumes and the conversion of sales backlog. Third quarter 2026 full-frame light-truck production was up 3%. Third quarter 2026 Class 8 production was up 32% while Classes 5-7 production was down 2%. Excluding currency effects, sales in Europe were up 8% compared to 2025, reflecting higher light-truck production volumes and net customer pricing and cost recovery actions. Excluding currency effects, sales in South America were up 7% compared to 2025, reflecting higher year-over-year medium/heavy-truck production volumes. Excluding currency effects, sales in Asia Pacific increased 11% reflecting a modest improvement in year-over-year third quarter light-truck and medium/heavy-truck production volumes, partially offset by lower electric vehicle-related product orders.

Cost of sales and gross margin — Cost of sales for the third quarter of 2026 increased $86 when compared to 2025. Cost of sales as a percent of sales was 120 basis points lower than in the previous year. Incremental margins from operational efficiencies, including cost recoveries associated with a terminated customer program, of $62, higher material cost savings of $22, cost reduction initiatives of $6, lower premium freight costs of $4, lower product launch costs of $1 and favorable product mix were partially offset by non-material inflation of $31, commodity cost increases of $17, a union ratification bonus charge of $17 in 2026, tariff-related impacts of $15, higher warranty expense of $10 and higher incentive compensation expense $3. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $201 for the third quarter of 2026 increased $35 from 2025. Gross margin as a percent of sales was 9.9% in the third quarter of 2026, 120 basis points higher than in 2025. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the third quarter of 2026 were $97 (4.8% of sales) as compared to $87 (4.5% of sales) in the third quarter of 2025. SG&A expenses were $10 higher in the third quarter of 2026 primarily due to higher legal and professional services costs, higher incentive compensation expense and higher costs associated with information technology initiatives.

Amortization of intangibles — Amortization expense was $1 in the third quarter of 2026 and $2 in the third quarter of 2025. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $5 in the third quarter of 2026 and $4 in the third quarter of 2025. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Three Months Ended
	September 30,
	2026	2025
Non-service cost components of pension and OPEB costs	$—	$(3)
Government assistance		1
Foreign exchange loss	(1)	(5)
Strategic transaction expenses	(18)	(6)
Loss on sale of property, plant and equipment		(1)
Electric vehicle program termination charges	(1)
Transition services income	8
Other, net	6	(6)
Other income (expense), net	$(6)	$(20)

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

Loss on extinguishment of debt — The $24 loss on extinguishment of debt in 2026 is comprised of a $20 redemption premium and the write-off of $4 of deferred financing costs associated with the redemptions of certain of our senior notes. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $4 in the third quarter of 2026 and $3 in the third quarter of 2025. Interest expense decreased from $47 in the third quarter of 2025 to $20 in the third quarter of 2026, reflecting lower average outstanding borrowings. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 5.3% in the third quarter of 2026 and 5.4% in the third quarter of 2025.

Income tax expense — We reported income tax expense of $64 and income tax benefit of ($2) for the third quarters of 2026 and 2025, respectively. Our effective tax rates were 123% and (22)% for the third quarters of 2026 and 2025, respectively. During the third quarter of 2026, we recorded $29 of income tax expense resulting from the settlement of an income tax audit in a foreign jurisdiction and income tax benefit of $12 associated with a change in tax status for a foreign entity. During the third quarter of 2025, we recorded income tax benefit of ($27) resulting from the release of valuation allowance on certain U.S. federal attributes and $6 of income tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $2 in the third quarter of 2026 and $2 in the third quarter of 2025. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $2 in the third quarter of 2026 and $1 in the third quarter of 2025. See Note 18 of our consolidated financial statements in Item 1 of Part I for additional information.

Net income from discontinued operations — Net income from discontinued operations was $29 in the third quarter of 2026 and $74 in the third quarter of 2025. The Off-Highway business sale transaction closed on January 1, 2026. The Off-Highway business's Mexican operations continue to be presented as discontinued operations, as those operations have not yet legally transferred to the buyer. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Summary Consolidated Results of Operations (Year-to-Date, 2026 versus 2025)

	Nine Months Ended September 30,
	2026		2025
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$5,916		$5,633		$283
Cost of sales	5,336	90.2%	5,211	92.5%	125
Gross margin	580	9.8%	422	7.5%	158
Selling, general and administrative expenses	303	5.1%	291	5.2%	12
Amortization of intangibles	4		6		(2)
Restructuring charges, net	20		17		3
Other income (expense), net	(66)		(31)		(35)
Earnings from continuing operations before interest and income taxes	187		77		110
Loss on extinguishment of debt	(31)				(31)
Interest income	14		8		6
Interest expense	63		130		(67)
Earnings (loss) from continuing operations before income taxes	107		(45)		152
Income tax expense (benefit)	132		(2)		134
Equity in earnings of affiliates	11		27		(16)
Net loss from continuing operations	(14)		(16)		2
Net income from discontinued operations	1,124		164		960
Net income	1,110		148		962
Less: Noncontrolling interests net income from continuing operations	13		13		—
Net income attributable to the parent company	$1,097		$135		$962

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended
	September 30,			Amount of Change Due To
	2026	2025	Increase/ (Decrease)	Currency Effects	(Divestitures)	Organic Change
North America	$3,530	$3,394	$136	$7	$—	$129
Europe	1,205	1,104	101	59		42
South America	558	516	42	32		10
Asia Pacific	623	619	4	(5)		9
Total	$5,916	$5,633	$283	$93	$—	$190

Sales in the first nine months of 2026 were $283 higher than 2025. Stronger international currencies increased sales by $93, principally due to a stronger euro, Brazilian real, South African rand, Chinese renminbi, and Mexican peso, partially offset by a weaker India rupee. The organic sales increase of $190 primarily resulted from pricing actions and recoveries, including material commodity, tariff and inflationary costs adjustments, and the conversion of sales backlog, partially offset by lower medium/heavy-truck production volumes in North America and lower electric-vehicle product orders in Europe and Asia Pacific. Pricing actions and recoveries, including material commodity, tariff and inflationary costs adjustments, increased sales by $130.

The North America organic sales increase of 4% was driven principally by net customer pricing, tariff and cost recovery actions and the conversion of sales backlog, partially offset by lower medium- and heavy-truck production volumes. First nine months 2026 Class 8 and Classes 5-7 production were down 3% and 7%, respectively. Excluding currency effects, sales in Europe were up 4% compared to 2025, reflecting net customer pricing and cost recovery actions and an improvement in year-over-year first nine months light-truck and medium/heavy-truck production volumes. Excluding currency effects, sales in South America were up 2% compared to 2025, reflecting higher year-over-year medium/heavy-truck product sales. Excluding currency effects, sales in Asia Pacific increased 1% reflecting a modest improvement in year-over-year medium/heavy-truck production volumes, partially offset by lower electric vehicle-related product orders.

Cost of sales and gross margin — Cost of sales for the first nine months of 2026 increased $125 when compared to 2025. Cost of sales as a percent of sales was 230 basis points lower than in the previous year. Incremental margins from operational efficiencies, including cost recoveries associated with a terminated customer program, of $99, higher material cost savings of $69, cost reduction initiatives of $57, lower premium freight costs of $16, lower product launch costs of $1 and favorable product mix were partially offset by non-material inflation of $81, tariff-related impacts of $65, commodity cost increases of $40, a union ratification bonus charge of $17 in 2026, higher spending on electrification initiatives of $13 and higher warranty expense of $13. Commodity costs are primarily driven by certain grades of steel and aluminum. Non-material inflation includes higher labor, energy and transportation rates.

Gross margin of $580 for the first nine months of 2026 increased $158 from 2025. Gross margin as a percent of sales was 9.8% in the first nine months of 2026, 230 basis points higher than in 2025. The improvement in gross margin as a percent of sales was driven principally by the cost of sales factors referenced above. Material cost recovery mechanisms with our customers lag material cost changes by our suppliers by approximately 90 days. The recovery of non-material inflation is not specifically provided for in our current contracts with customers resulting in prolonged negotiations and indeterminate recoveries.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first nine months of 2026 were $303 (5.1% of sales) as compared to $291 (5.2% of sales) in the first nine months of 2025. SG&A expenses were $12 higher in the first nine months of 2026 primarily due to higher legal and professional services costs, higher incentive compensation expense and higher costs associated with information technology initiatives.

Amortization of intangibles — Amortization expense was $4 in the first nine months of 2026 and $6 in the first nine months of 2025. See Note 3 of our consolidated financial statements in Item 1 of Part I for additional information.

Restructuring charges, net — Net restructuring charges were $20 in the first nine months of 2026 and $17 in the first nine months of 2025. See Note 4 of our consolidated financial statements in Item 1 of Part I for additional information.

Other income (expense), net — The following table shows the major components of other income (expense), net.

	Nine Months Ended
	September 30,
	2026	2025
Non-service cost components of pension and OPEB costs	$(4)	$(7)
Government assistance	1	5
Foreign exchange gain (loss)	10	(11)
Strategic transaction expenses	(38)	(12)
Electric vehicle program termination charges	(60)
Loss on divestiture of ownership interests	(8)	(7)
Transition services income	26
Other, net	7	1
Other income (expense), net	$(66)	$(31)

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities, including costs to complete the transaction and post-closing integration costs, and other strategic initiatives. Strategic transaction expenses in 2026 were primarily attributable to the potential acquisition of Eaton's Mobility business. See Note 1 of our consolidated financial statements in Item 1 of Part I for additional information. During the first nine months of 2026, we recorded $60 of charges, including impairment and loss on disposition of property, plant and equipment, associated with certain electric vehicle programs that were either cancelled by the customer or that have experienced a precipitous decline in program volumes. On January 1, 2026, we sold our Off-Highway business to Allison Transmission Holdings, Inc. (Allison). At closing, Dana entered into a transition services agreement and an engineering services agreement with Allison. Services to be provided by Dana under the transition services agreement include finance, information technology, human resources and certain other administrative services for periods up to 24 months. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information. On January 30, 2026, we sold our wholly-owned subsidiary Pi Innovo LLC, recognizing a $8 pre-tax loss on the transaction. On June 6, 2025, we sold our ownership interest in Switch Mobility Limited, recognizing an $8 pre-tax loss on the transaction. See Note 18 to our consolidated financial statements in Item 1 of Part I for additional information.

Loss on extinguishment of debt — The $31 loss on extinguishment of debt in 2026 is comprised of a $20 redemption premium and the write-off of $11 of deferred financing costs associated with purchases and redemptions of certain of our senior notes. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information.

Interest income and interest expense — Interest income was $14 in the first nine months of 2026 and $8 in the first nine months of 2025. Interest expense decreased from $130 in the first nine months of 2025 to $63 in the first nine months of 2026, reflecting lower average outstanding borrowings. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 6.0% in the first nine months of 2026 and 5.4% in the first nine months of 2025.

Income tax expense — We reported income tax expense of $132 and income tax benefit of ($2) for the first nine months of 2026 and 2025, respectively. Our effective tax rates were 123% and 4% for the first nine months of 2026 and 2025, respectively. During the first nine months of 2026, we recorded $29 of income tax expense resulting from the settlement of an income tax audit in a foreign jurisdiction, income tax benefit of $12 associated with a change in tax status for a foreign entity, and $12 of income tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions. During the first nine months of 2025, we recorded income tax benefit of $27 to release valuation allowance on certain U.S. federal attributes, $19 of income tax benefit due to a basis difference in a foreign subsidiary as a result of a change in tax status, $9 of income tax expense for income tax reserves associated with prior tax years in foreign jurisdictions, $6 of income tax expense due to revisions in our assertions on unremitted earnings in foreign jurisdictions and income tax expense of $6 resulting from the sale of Dana's ownership interest in an equity method investment. Our effective income tax rates vary from the U.S. federal statutory rate of 21% due to establishment, release, and adjustment of valuation allowances in several countries, nondeductible expenses and deemed income, local tax incentives in several countries outside the U.S., different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings. The effective income tax rate may vary significantly due to fluctuations in the amounts and sources, both foreign and domestic, of pretax income and changes in the amounts of non-deductible expenses.

Equity in earnings of affiliates — Net earnings from equity investments was $11 in the first nine months of 2026 and $27 in the first nine months of 2025. Net earnings from Dongfeng Dana Axle Co., Ltd. (DDAC) were $9 in the first nine months of 2026 and $5 in the first nine months of 2025. On April 25, 2025, we sold our ownership interest in Axle India Limited, recognizing a $19 pre-tax gain on the transaction. See Note 18 of our consolidated financial statements in Item 1 of Part I for additional information.

Net income from discontinued operations — Net income from discontinued operations was $1,124 in the first nine months of 2026 and $164 in the first nine months of 2025. The Off-Highway business sale transaction closed on January 1, 2026, with a $1,224 pre-tax gain being recognized in net income from discontinued operations during the first nine months of 2026. The Off-Highway business's Mexican operations continue to be presented as discontinued operations, as those operations have not yet legally transferred to the buyer. See Note 2 of our consolidated financial statements in Item 1 of Part I for additional information.

Segment Results of Operations (2026 versus 2025)

Light Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2025	$1,353	$126	9.3%	$3,901	$306	7.8%
Volume and mix	13	6		6	46
Performance	5	19		76	53
Currency effects				36	1
2026	$1,371	$151	11.0%	$4,019	$406	10.1%

Light Vehicle sales in the third quarter of 2026, exclusive of currency effects, were 1% higher than 2025 reflecting the benefit of net customer pricing and cost and tariff recovery actions and the conversion of sales backlog partially offset by lower global electric-vehicle product orders. Year-over-year North America full-frame light-truck production increased 3% and light-truck production in Europe, South America and Asia Pacific increased 4%, 14% and 6%, respectively. Year-over-year light-vehicle engine production was flat in North America, South America and Asia Pacific, while light-vehicle engine production in Europe decreased 5%. Net customer pricing and cost and tariff recovery actions increased year-over-year third quarter sales by $5. Light Vehicle sales in the first nine months of 2026, exclusive of currency effects, were 2% higher than 2025 reflecting the benefit of net customer pricing and cost and tariff recovery actions and the conversion of sales backlog partially offset by lower global electric-vehicle product orders. Year-over-year North America full-frame light-truck production increased 6% and light-truck production in Europe, South America and Asia Pacific increased 5%, 14% and 7%, respectively. Year-over-year light-vehicle engine production was flat in North America, South America and Asia Pacific, while light-vehicle engine production in Europe decreased 3%. Net customer pricing and cost and tariff recovery actions increase year-over-year sales by $76 in this year's first nine months.

Light Vehicle third-quarter and first nine months segment EBITDA increased $25 and $100, respectively, from the comparable periods of 2025. Higher sales volumes, driven primarily by the conversion of sales backlog, increased third-quarter segment EBITDA by $6 (46% incremental margin). Favorable product mix, improved pricing on electric vehicle programs and higher sales volumes, driven by the conversion of sales backlog, increased first nine months segment EBITDA by $46. The year-over-year performance-related earnings increase in the third quarter of 2026 was driven by higher material cost savings of $16, net customer pricing and cost and tariff recovery actions of $5, lower premium freight costs of $4 and operational efficiencies, including lower corporate allocations resulting from cost reduction initiatives and cost recoveries associated with a terminated customer program of $51. Partially offsetting these performance-related earnings increases were inflationary cost increases of $21, commodity cost increases of $16, a union ratification bonus charge of $14 in 2026, higher tariff-related costs of $3, higher warranty expense of $2 and higher incentive compensation expense of $1. The year-over-year performance-related earnings increase for the first nine months of 2026 was driven by net customer pricing and cost and tariff recovery actions of $76, higher material cost savings of $46, lower premium freight costs of $17, higher savings from cost reduction initiatives of $8, lower incentive compensation expense of $2 and operational efficiencies, including lower corporate allocations resulting from costs reduction initiatives and cost recoveries associated with a terminated customer program of $66. Partially offsetting these performance-related earnings increases were inflationary cost increases of $60, higher tariff-related costs of $49, commodity cost increases of $33, a union ratification bonus charge of $14 in 2026, higher warranty expense of $5 and higher program launch costs of $1.

Commercial Vehicle

	Three Months			Nine Months
	Sales	Segment EBITDA	Segment EBITDA Margin	Sales	Segment EBITDA	Segment EBITDA Margin
2025	$564	$51	9.0%	$1,732	$139	8.0%
Volume and mix	74	18		54	7
Performance	24			54	48
Currency effects	5			57	6
2026	$667	$69	10.3%	$1,897	$200	10.5%

Commercial Vehicle sales in the third quarter of 2026, exclusive of currency effects, were 17% higher than 2025 reflecting overall stronger global markets, the conversion of sales backlog and net customer pricing and cost and tariff recovery actions. Year-over-year Class 8 production in North America was up 32% while Classes 5-7 was down 2%. Year-over-year medium/heavy-truck production in Europe, South America and Asia Pacific were up 31%, 9% and 9%, respectively. Net customer pricing and cost and tariff recovery actions increased year-over-year sales by $24 in this year's third quarter. Commercial Vehicle sales in the first nine months of 2026, exclusive of currency effects, were 6% higher than 2025 reflecting a stronger Asia Pacific market, the conversion of sales backlog and net customer pricing and cost and tariff recovery actions, partially offset by a weakening North America market. Year-over-year Class 8 production in North America was down 3% while Classes 5-7 was down 7% in this year's first nine months. Year-over-year medium/heavy-truck production in Europe and Asia Pacific were up 18% and 14%, respectively, while medium/heavy-truck production in South America was down 3%. Net customer pricing and cost and tariff recovery actions increased year-over-year sales by $54 in this year's first nine months.

Commercial Vehicle third-quarter and first nine months segment EBITDA increased $18 and $61, respectively, from the comparable periods of 2025. Higher sales volumes increased year-over-year third quarter segment EBITDA by $18 (24% incremental margin). The impact of higher sales volumes was partially offset by unfavorable product mix, increasing year-over-year first nine months segment EBITDA by $7 (13% incremental margin). The year-over-year performance-related earnings increase in the third quarter of 2026 was driven by net customer pricing and cost and tariff recovery actions of $24, higher material cost savings of $6, lower program launch costs of $1 and operational efficiencies, including lower corporate allocations resulting from cost reduction initiatives of $6. Offsetting these performance-related earnings increases were higher tariff-related costs of $12, inflationary cost increases of $10, higher warranty expense of $8, a union ratification bonus charge of $2 in 2026, higher incentive compensation expense of $2, lower year-over-year savings from cost reduction initiatives of $2 and commodity cost increases of $1. The year-over-year performance-related earnings increase for the first nine months of 2026 was driven by net customer pricing and cost and tariff recovery actions of $54, higher material costs savings of $23, higher savings from cost reduction initiatives of $4, lower program launch costs of $2 and operational efficiencies, including lower corporate allocations resulting from cost reduction initiatives of $32. Partially offsetting these performance-related earnings increases were inflationary cost increases of $19, higher tariff-related costs of $16, higher spending on electrification initiatives of $13, higher warranty expense of $8, commodity cost increases of $7, a union ratification bonus charge of $2 in 2026, higher premium freight costs of $1 and higher incentive compensation expense of $1.

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

The following table provides a reconciliation of net income (loss) from continuing operations to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$(10)	$13	$(14)	$(16)
Equity in earnings of affiliates	2	2	11	27
Income tax expense (benefit)	64	(2)	132	(2)
Earnings (loss) from continuing operations before income taxes	52	9	107	(45)
Depreciation and amortization	86	89	257	266
Restructuring charges, net	5	4	20	17
Interest expense, net	16	44	49	122
Loss on extinguishment of debt	24		31
Loss on divestiture of ownership interests			8	7
Electric vehicle program termination charges	1		65
Foreign currency (gain) loss on unhedged intercompany loans	4		(19)
Supplier capacity charge adjustment		(2)		(21)
Other*	30	18	78	56
Adjusted EBITDA	$218	$162	$596	$402
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

The following table reconciles net cash flows provided by (used in) operating activities to adjusted free cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$102	$111	$16	$106
Purchases of property, plant and equipment - Continuing operations	(70)	(49)	(274)	(153)
Purchases of property, plant and equipment - Discontinued operations	(2)	(11)	(3)	(33)
Proceeds from sale of property, plant and equipment - Continuing operations		1	2	12
Cash paid for purchase of leased facilities			88
Cash paid for purchase of electrical capacity demand rights	24		24
Cash paid for Off-Highway business divestiture related activities	11	49	85	61
Cash paid for Mobility business acquisition related activities	1		1
Adjusted free cash flow	$66	$101	$(61)	$(7)

Liquidity

The following table provides a reconciliation of cash and cash equivalents to liquidity, a non-GAAP measure, at September 30, 2026:

Cash and cash equivalents	$321
Additional cash availability from Revolving Facility	930
Total liquidity	$1,251

We had availability of $930 at September 30, 2026 under our Revolving Facility after deducting $210 of outstanding borrowings and $10 of outstanding letters of credit.

The components of our September 30, 2026 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$—	$252	$252
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	68	69
Consolidated cash balance	$1	$320	$321

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

At September 30, 2026, we were in compliance with the covenants of our financing agreements. Under the Revolving Facility and our senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness subject to a pro forma first lien net leverage ratio not to exceed 1.50:1.00 in the case of first lien debt and a pro forma secured net leverage ratio of 2.50:1.00 in the case of other secured debt and (iii) incur additional unsecured debt subject to a pro forma total net leverage ratio not to exceed 3.50:1.00, tested at the time of incurrence. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions subject to a pro forma total net leverage ratio of 2.75:1.00. In addition, the Revolving Facility is subject to a financial covenant requiring us to maintain a first lien net leverage ratio not to exceed 2.00:1.00. The indentures governing the senior notes include other incurrence-based covenants that may subject us to additional specified limitations.

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

On July 10, 2026, we amended our credit and guaranty agreement to include a $500 Term A Facility (the 2026 Term A Facility). Borrowings under the 2026 Term A Facility bear interest at a floating rate based on Term Secured Overnight Financing Rate (SOFR) (as described in the credit agreement) plus a margin. The 2026 Term A Facility matures 364 days from the date of the first draw. We are required to make quarterly installments on the 2026 Term A Facility on the last day of each quarter commencing on December 31, 2026 in an amount equal to 10% of the original amount borrowed adjusted for any prepayments. On July 28, 2026, we fully drew the 2026 Term A Facility. On July 31, 2026, we redeemed all of our outstanding July 2031 Notes at a price equal to 104.25% plus accrued and unpaid interest. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information.

On June 10, 2026, we became a party to a $2,600 bridge facility (the Bridge Facility). The Bridge Facility serves as a backstop to certain contemplated financing transactions associated with Dana's intended acquisition of Eaton's Mobility business. See Note 1 of our consolidated financial statements in Item 1 of Part I for additional information. The Bridge Facility may be drawn upon only if the acquisition transaction closes. Availability under the Bridge Facility is subject to reduction to the extent contemplated financing transactions are completed prior to the acquisition transaction closing. On July 2, 2026, we became a party to a $350 secured term loan A (the Term Loan A) commitment and a $1,200 secured revolving credit facility (the Revolving Credit Facility) commitment. The Term Loan A commitment and the Revolving Credit Facility commitment are associated with Dana's intended acquisition of Eaton's Mobility business. No amounts are available to be drawn under the Term Loan A or Revolving Credit Facility prior to the acquisition transaction closing. The Term Loan A commitment reduced availability under the Bridge Facility from $2,600 to $2,250. See Note 10 of our consolidated financial statements in Item 1 of Part I for additional information.

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

Cash Flow

The following table summarizes our consolidated statement of cash flows:

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities	$16	$106
Net cash provided by (used in) investing activities	2,241	(130)
Net cash used in financing activities	(2,396)	(111)
Net decrease in cash, cash equivalents and restricted cash	$(139)	$(135)

Operating activities — Exclusive of working capital, other cash provided by continuing operations was $290 in 2026 and $153 in 2025. The year-over-year improvement is primarily attributable to the impact of higher year-over-year operating earnings from continuing operations. Continuing operations working capital used cash of $188 and $212 in 2026 and 2025, respectively. Cash of $369 and $219 was used to finance receivables in 2026 and 2025, respectively. Cash of $22 was provided by lower inventory levels in 2026 and cash of $18 was used to fund higher inventory levels in 2025. Increases in accounts payable and other net liabilities provided cash of $159 and $25 in 2026 and 2025, respectively. The Off-Highway business sale transaction closed on January 1, 2026. The Off-Highway business's Mexican operations continue to be presented as discontinued operations, as those operations have not yet legally transferred to the buyer. Operating activities of discontinued operations used cash of $86 in 2026 and generated cash of $165 in 2025. The use of cash in 2026 is primarily due cash paid for Off-Highway related divestiture activities.

Investing activities — Expenditures for property, plant and equipment by continuing operations were $274 and $153 in 2026 and 2025, respectively. The elevated level of capital spending in 2026 is primarily due to the purchase of three U.S. manufacturing facilities that were previously leased. Investing activities of discontinued operations provided cash of $2,526 in 2026 and used cash of $31 in 2025. The Off-Highway business sale transaction closed on January 1, 2026, with only the Off-Highway business's Mexican operations continuing to be presented as discontinued operations, as those operations have not yet legally transferred to the buyer. We received net cash proceeds of $2,529 during 2026 on the sale of the Off-Highway business to Allison.

Financing activities — During 2026, we repaid the $225 outstanding balance on our 2025 Term A Facility and we drew $500 on our 2026 Term A Facility. During 2025, we drew $250 on our 2025 Term A Facility. During 2026, we purchased $138 of our November 2027 Notes, $142 of our June 2028 Notes, €141 of our July 2029 Notes ($164 as of January 7, 2026), $173 of our September 2030 Notes, €9 of our July 2031 Notes ($10 as of January 7, 2026) and $152 of our February 2032 Notes. Also during 2026, we redeemed $262 of our November 2027 Notes, $258 of our June 2028 Notes and €416 of our July 2031 Notes ($480 as of July 31, 2026). During 2025, we redeemed the remaining $200 of our April 2025 Notes. We used cash of $39 and $42 for dividend payments to common stockholders during 2026 and 2025, respectively. We used cash of $369 and $439 to repurchase 12,230,264 common shares and 24,126,706 common shares under our share repurchase during 2026 and 2025, respectively. Distributions to noncontrolling interests totaled $10 and $14 in 2026 and 2025, respectively. During 2026, we paid Hydro-Québec $190 to acquire their 45% mandatorily redeemable noncontrolling interests in Dana TM4 Inc., Dana TM4 Electric Holdings BV and Dana TM4 USA, LLC. During 2025, we used cash of $14 to settle swaps associated with our April 2025 Notes.

Off-Balance Sheet Arrangements

There have been no material changes at September 30, 2026 in our off-balance sheet arrangements from those reported or estimated in the disclosures in Item 7 of our 2025 Form 10-K.

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

On July 10, 2026, we amended our credit and guaranty agreement to include a $500 Term A Facility (the 2026 Term A Facility). Borrowings under the 2026 Term A Facility bear interest at a floating rate based on Term Secured Overnight Financing Rate (SOFR) (as described in the credit agreement) plus a margin. The 2026 Term A Facility matures 364 days from the date of the first draw. We are required to make quarterly installments on the 2026 Term A Facility on the last day of each quarter commencing on December 31, 2026 in an amount equal to 10% of the original amount borrowed adjusted for any prepayments. On July 28, 2026, we fully drew the 2026 Term A Facility. On July 31, 2026, we redeemed all of our outstanding July 2031 Notes at a price equal to 104.25% plus accrued and unpaid interest.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See Item 7 in our 2025 Form 10-K for a description of our critical accounting estimates and Note 1 to our consolidated financial statements in Item 8 of our 2025 Form 10-K for our significant accounting policies. There were no changes to our critical accounting estimates in the nine months ended September 30, 2026. See Note 1 to our consolidated financial statements in this Form 10-Q for a discussion of new accounting guidance adopted during the first nine months of 2026.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors of the Company is set forth under the heading “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026. The Company reviewed its risk factors as of September 30, 2026 and determined that, except as set forth below, there have been no material changes in its risk factors disclosed in Part I, Item 1A of its Annual Report on Form 10-K. Furthermore, note the discussion of certain factors under the subheading “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may have a material adverse effect on the Company’s business, financial condition and operating results.

Risk Factors Related to the Proposed Transaction

The consummation of the Proposed Transaction is subject to significant risks and uncertainties and may not be consummated on the expected terms, if at all. Further, our failure to successfully integrate the Mobility business within the expected timeline could adversely affect the combined company’s future results.

On June 10, 2026, we entered into an Agreement and Plan of Merger (the Merger Agreement) and a Separation and Distribution Agreement (the Separation Agreement) with Eaton Corporation plc (Eaton), Mobility (USA) Corporation (the SpinCo) and certain other subsidiaries of Eaton, to acquire the Mobility business (the Proposed Transaction). The Proposed Transaction is structured as a Reverse Morris Trust transaction. As part of the Proposed Transaction, Eaton will distribute the Mobility business (other than certain assets and liabilities that will be sold directly to Dana in a concurrent asset sale) to Eaton shareholders through an exchange offer (split-off), in which Eaton shareholders will have the opportunity to tender their Eaton shares in exchange for shares of SpinCo followed, if necessary, by a clean-up rata distribution. Immediately thereafter, a subsidiary of SpinCo will merge with and into Dana, and Dana will survive this merger as a direct wholly owned subsidiary of SpinCo. Immediately following this merger, and as part of the same overall transaction, Dana, as the surviving corporation, will merge with and into another direct wholly owned subsidiary of SpinCo, with that subsidiary surviving as a directly wholly owned subsidiary of SpinCo. In the merger, each outstanding share of Dana will be converted into the right to receive one SpinCo share. Prior to or at the closing, a subsidiary of Eaton will sell to Dana 100% of the stock in Royal Precision Holdings Corp. in exchange for cash consideration (the Royal Precision Purchase Price). In addition, certain subsidiaries of Eaton will sell certain specified assets (as defined in the Separation Agreement) to Dana in exchange for cash consideration (the Specified Assets Purchase Price). When the transaction is completed, former Eaton shareholders will own, in the aggregate, 50.1% and former Dana shareholders will own, in the aggregate, 49.9% of the outstanding shares of SpinCo common stock on a fully diluted basis. Under the terms of the agreement, Eaton will receive a cash distribution of approximately $1,100, subject to adjustment for cash and indebtedness, reduced by the Royal Precision Purchase Price and the Specified Assets Purchase Price, and increased as a result of any pre-closing share repurchases by Dana pursuant to the Share Buyback Side Letter. Consummation of the Proposed Transaction is subject to receipt of required regulatory approvals, Dana stockholder approval, receipt of certain tax opinions and satisfaction of other customary closing conditions. As a result, there can be no assurance that the Proposed Transaction will be consummated on the expected terms, in accordance with our anticipated timeline, or at all. Any delay in consummation of the Proposed Transaction could result in increased transaction costs and could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Additionally, if the Merger Agreement is terminated under certain circumstances prior to the consummation of the Proposed Transaction, we may be required to pay Eaton a termination fee of $159 and/or reimburse certain of Eaton’s expenses.

The Proposed Transaction will cause the ownership and voting interests of our existing stockholders to be diluted. In addition, our stock price has been volatile since the announcement of the Proposed Transaction, and it may continue to fluctuate significantly in response to the pendency of the Proposed Transaction and any developments related thereto.

If consummated, the success of the Proposed Transaction will depend, in significant part, on the successful integration of the Mobility business with our business and our ability to realize the anticipated synergies, growth opportunities and other financial and operating benefits from the Proposed Transaction. There is a significant degree of difficulty inherent in the process of integrating the Mobility business with our business, and the benefits from the Proposed Transaction may be offset by costs incurred in integrating the Mobility business. Difficulties in integrating the practices and operations of these two businesses may result in the combined company performing differently than expected, operational challenges or the delay or failure to realize anticipated benefits and synergies, and could have a material adverse effect on our business, financial condition or results of operations.

We and SpinCo expect to incur a substantial amount of indebtedness in connection with the Proposed Transaction, and the final terms and cost of such indebtedness remain uncertain. The combined company’s substantial indebtedness following the consummation of the Proposed Transaction may have the effect of, among other things, reducing its flexibility to respond to changing business and economic conditions, lowering its credit ratings, increasing its borrowing costs, restricting its access to capital, impairing its ability to refinance indebtedness on acceptable terms and/or requiring it to reduce or delay investments, strategic acquisitions and capital expenditures or seek additional capital to refinance its indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities — On June 8, 2025 our Board of Directors approved a stock repurchase program of up to an aggregate of $1,000 less any amount of special dividends distributed in connection with the sale of the Off-Highway business. On February 11, 2026, our Board of Directors increased and extended the share repurchase program to a total of $2,000 through December 31, 2030. The following table summarizes our purchases of common stock during the third quarter of 2026.

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2026	—	—	—	$1,181
August 1 - August 31, 2026	3,240,571	$30.45	3,240,571	$1,082
September 1 - September 30, 2026	3,324,779	$30.52	3,324,779	$981

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment No. 8 to Credit and Guaranty Agreement, dated as of July 10, 2026, among Dana Incorporated, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, and the lenders party thereto, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed with this Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed with this Report.

32	Section 1350 Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.

101

The following materials from Dana Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements. Furnished with this Report.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA INCORPORATED

Date:	November 5, 2026	By:	/s/ Timothy R. Kraus
Timothy R. Kraus
Executive Vice President and
Chief Financial Officer